Form 10-Q
period 2014-09-30
ALLEGHANY CORP /DE
filed 2014-11-03
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

16,105,747 SHARES, PAR VALUE $1.00 PER SHARE, AS OF OCTOBER 26, 2014

PART II OTHER INFORMATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2014 – $2,480,172; 2013 – $1,804,698)	$2,895,272	$2,229,453
Debt securities (amortized cost: 2014 – $14,556,802; 2013 – $14,875,750)	14,766,235	14,802,890
Short-term investments	791,961	1,317,895

	18,453,468	18,350,238
Other invested assets	701,875	641,924

Total investments	19,155,343	18,992,162
Cash	607,605	498,315
Accrued investment income	137,658	146,381
Premium balances receivable	731,542	675,255
Reinsurance recoverables	1,370,942	1,363,707
Ceded unearned premiums	207,736	173,148
Deferred acquisition costs	378,662	334,740
Property and equipment at cost, net of accumulated depreciation and amortization	86,646	58,974
Goodwill	99,897	99,747
Intangible assets, net of amortization	131,307	127,284
Current taxes receivable	84,206	13,049
Net deferred tax assets	373,436	469,787
Other assets	564,486	408,539

Total assets	$23,929,466	$23,361,088

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,707,093	$11,952,541
Unearned premiums	1,974,924	1,765,550
Senior Notes	2,079,170	1,794,407
Reinsurance payable	95,061	90,562
Other liabilities	658,751	810,507

Total liabilities	16,514,999	16,413,567

Common stock (shares authorized: 2014 and 2013 – 22,000,000; shares issued: 2014 – 17,459,961; 2013 – 17,459,961)	17,460	17,460
Contributed capital	3,611,519	3,613,151
Accumulated other comprehensive income	346,030	186,930
Treasury stock, at cost (2014 – 1,223,100 shares; 2013 – 693,769 shares)	(429,666)	(213,911)
Retained earnings	3,860,302	3,320,127

Total stockholders’ equity attributable to Alleghany stockholders	7,405,645	6,923,757
Noncontrolling interest	8,822	23,764

Total stockholders’ equity	7,414,467	6,947,521

Total liabilities and stockholders’ equity	$23,929,466	$23,361,088

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2014	2013
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,136,215	$1,039,908
Net investment income	118,284	115,287
Net realized capital gains	59,368	17,762
Other than temporary impairment losses	(720)	(664)
Other income	38,769	17,178

Total revenues	1,351,916	1,189,471

Costs and Expenses
Net loss and loss adjustment expenses	623,132	644,493
Commissions, brokerage and other underwriting expenses	372,291	333,547
Other operating expenses	59,622	39,044
Corporate administration	9,455	3,703
Amortization of intangible assets	(1,142)	(815)
Interest expense	22,671	21,516

Total costs and expenses	1,086,029	1,041,488

Earnings before income taxes	265,887	147,983
Income taxes	79,547	34,610

Net earnings	186,340	113,373
Net earnings attributable to noncontrolling interest	25	206

Net earnings attributable to Alleghany stockholders	$186,315	$113,167

Net earnings	$186,340	$113,373
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of ($29,255) and $59,683 for 2014 and 2013, respectively	(54,330)	110,839
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($20,527) and ($7,743) for 2014 and 2013, respectively	(38,121)	(14,379)
Change in unrealized currency translation adjustment, net of deferred taxes of ($14,039) and $3,655 for 2014 and 2013, respectively	(26,073)	6,787
Retirement plans	(6)	1,415

Comprehensive income	67,810	218,035
Comprehensive income attributable to noncontrolling interest	25	206

Comprehensive income attributable to Alleghany stockholders	$67,785	$217,829

Basic earnings per share attributable to Alleghany stockholders	$11.40	$6.75
Diluted earnings per share attributable to Alleghany stockholders	11.40	6.75

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$3,289,156	$3,183,236
Net investment income	342,961	334,501
Net realized capital gains	197,728	95,641
Other than temporary impairment losses	(6,872)	(41,884)
Other income	106,801	37,751

Total revenues	3,929,774	3,609,245

Costs and Expenses
Net loss and loss adjustment expenses	1,863,504	1,862,418
Commissions, brokerage and other underwriting expenses	1,056,131	998,790
Other operating expenses	179,200	97,022
Corporate administration	31,774	25,975
Amortization of intangible assets	(3,879)	11,640
Interest expense	66,414	65,037

Total costs and expenses	3,193,144	3,060,882

Earnings before income taxes	736,630	548,363
Income taxes	196,415	124,987

Net earnings	540,215	423,376
Net earnings attributable to noncontrolling interest	40	206

Net earnings attributable to Alleghany stockholders	$540,175	$423,170

Net earnings	$540,215	$423,376
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $163,086 and ($4,465) for 2014 and 2013, respectively	302,873	(8,291)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($66,800) and ($20,573) for 2014 and 2013, respectively	(124,056)	(38,208)
Change in unrealized currency translation adjustment, net of deferred taxes of ($10,681) and ($10,596) for 2014 and 2013, respectively	(19,836)	(19,679)
Retirement plans	120	1,224

Comprehensive income	699,316	358,422
Comprehensive income attributable to noncontrolling interest	40	206

Comprehensive income attributable to Alleghany stockholders	$699,276	$358,216

Basic earnings per share attributable to Alleghany stockholders	$32.74	$25.20
Diluted earnings per share attributable to Alleghany stockholders	32.74	25.20

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net earnings	$540,215	$423,376
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	132,280	196,969
Net realized capital (gains) losses	(197,728)	(95,641)
Other than temporary impairment losses	6,872	41,884
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(2,736)	1,359
(Increase) decrease in premium balances receivable	(56,287)	(133,437)
(Increase) decrease in ceded unearned premiums	(34,588)	(36,880)
(Increase) decrease in deferred acquisition costs	(43,922)	(38,596)
Increase (decrease) in unearned premiums	209,374	124,643
Increase (decrease) in loss and loss adjustment expenses	(245,448)	(209,514)
Change in unrealized foreign exchange (losses) gains	83,397	41,967
Other, net	(185,652)	177,005

Net adjustments	(334,438)	69,759

Net cash provided by (used in) operating activities	205,777	493,135

Cash flows from investing activities
Purchases of debt securities	(5,120,358)	(5,828,508)
Purchases of equity securities	(1,235,381)	(1,946,519)
Sales of debt securities	4,141,811	4,814,360
Maturities and redemptions of debt securities	1,115,943	1,401,294
Sales of equity securities	655,862	1,691,224
Net (purchase) sale in short-term investments	522,274	(584,710)
Purchases of property and equipment	(37,333)	(8,228)
Other, net	(232,058)	(156,039)

Net cash (used in) provided by investing activities	(189,240)	(617,126)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	297,942	—
Debt issue costs paid	(3,625)	—
Treasury stock acquisitions	(222,445)	(40,389)
Other, net	24,849	(29,117)

Net cash provided by (used in) financing activities	96,721	(69,506)

Effect of exchange rate changes on cash	(3,968)	(41,345)

Net increase (decrease) in cash	109,290	(234,842)
Cash at beginning of period	498,315	649,524

Cash at end of period	$607,605	$414,682

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$60,423	$60,001
Income taxes paid (refunds received)	251,434	50,624

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 of Alleghany Corporation (“Alleghany”), a Delaware corporation. Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

Alleghany owns and manages operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Alleghany was incorporated in 1984 under the laws of the State of Delaware and in December 1986, it succeeded to the business of its parent company, Alleghany Corporation, which was incorporated in 1929. Prior to March 6, 2012, Alleghany was primarily engaged, through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”), formerly known as Capitol Transamerica Corporation, and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003, and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”) has been a wholly-owned subsidiary of Alleghany since its formation in 2006. AIHL Re is a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates. On March 6, 2012, Alleghany consummated a merger transaction with Transatlantic Holdings, Inc. (“TransRe”), at which time TransRe became one of Alleghany’s wholly-owned subsidiaries, and Alleghany’s reinsurance operations commenced. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC (“Roundwood”).

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“ACC”). ACC’s private capital investments include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) Bourn & Koch, Inc. (“BKI”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) an approximately 39 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (v) a 30 percent equity interest in Jazwares, LLC (“Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida, acquired on July 31, 2014 for $60.3 million. Jazwares is accounted for under the equity-method of accounting and is included in corporate activities for segment reporting purposes. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

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

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Kentucky Trailer have been included in Alleghany’s consolidated financial statements beginning August 30, 2013, the date of ACC’s initial investment in Kentucky Trailer.

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

(c) Recent Accounting Standards

Future Application of Accounting Standards

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations. This guidance is effective in the first quarter of 2015. Alleghany will adopt this guidance in the first quarter of 2015, and Alleghany does not currently believe that the implementation will have an impact on its results of operations and financial condition.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. This guidance is effective in the first quarter of 2017 for public entities, with earlier adoption not permitted. Alleghany will adopt this guidance in the first quarter of 2017, and Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,477.8	$18,477.8	$18,632.2	$18,632.2

Liabilities
Senior Notes(2)	$2,079.2	$2,271.4	$1,794.4	$1,887.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. Fair value for all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K and Note 10 herein for additional information.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2014
Equity securities:
Common stock	$2,890.8	$—	$4.5	$2,895.3
Preferred stock	—	—	—	—

Total equity securities	2,890.8	—	4.5	2,895.3

Debt securities:
U.S. Government obligations	—	377.7	—	377.7
Municipal bonds	—	5,429.5	—	5,429.5
Foreign government obligations	—	910.5	—	910.5
U.S. corporate bonds	—	2,274.2	46.3	2,320.5
Foreign corporate bonds	—	1,612.6	1.1	1,613.7
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,590.7	64.9	1,655.6
Commercial mortgage-backed securities (“CMBS”)	—	1,099.1	36.8	1,135.9
Other asset-backed securities(2)	—	401.1	921.7	1,322.8

Total debt securities	—	13,695.4	1,070.8	14,766.2
Short-term investments	—	792.0	—	792.0
Other invested assets(3)	—	—	24.3	24.3

Total investments (excluding equity method investments)	$2,890.8	$14,487.4	$1,099.6	$18,477.8

Senior Notes	$—	$2,271.4	$—	$2,271.4

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$—	$—	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	2,229.4	—	—	2,229.4

Debt securities:
U.S. Government obligations	—	955.0	—	955.0
Municipal bonds	—	5,590.1	—	5,590.1
Foreign government obligations	—	975.4	—	975.4
U.S. corporate bonds	—	2,285.4	27.5	2,312.9
Foreign corporate bonds	—	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,469.0	78.8	1,547.8
CMBS	—	824.8	60.8	885.6
Other asset-backed securities(2)	—	446.0	258.4	704.4

Total debt securities	—	14,376.4	426.5	14,802.9
Short-term investments	—	1,317.9	—	1,317.9
Other invested assets(3)	—	—	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$—	$1,887.7	$—	$1,887.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $887.5 million and $237.9 million of collateralized loan obligations as of September 30, 2014 and December 31, 2013, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

In the nine months ended September 30, 2014, there were transfers of $238.1 million of other invested assets out of Level 3, of which $232.9 million related to a conversion of an equity interest held by AIHL in the second quarter of 2014. As further described in Note 3(g), AIHL’s investment in Ares Management LLC (“Ares”) converted to limited partner interests in certain Ares subsidiaries during the second quarter of 2014, at which time the investment ceased to qualify as a financial instrument measured at fair value. No gain or loss was recognized upon the conversion.

In the three and nine months ended September 30, 2014, there were transfers of $6.3 million and $44.4 million, respectively, of debt securities out of Level 2 into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such securities. Of the $44.4 million, $29.1 million related to other asset-backed securities (specifically, collateralized loan obligations), $15.0 million related to U.S. corporate bonds, and $0.3 million related to foreign corporate bonds. There were no other transfers between Levels 1, 2 or 3 for the three and nine months ended September 30, 2014.

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

The following tables present reconciliations of the changes during the nine months ended September 30, 2014 and 2013 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2014	Common stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2014	$—	$27.5	$1.0	$78.8	$60.8	$258.4	$282.0	$708.5
Net realized/unrealized (losses) gains included in:
Net earnings(2)	—	(0.9)	—	4.1	(0.3)	0.5	0.2	3.6
Other comprehensive income	—	(0.3)	—	2.5	(1.3)	(6.9)	1.4	(4.6)
Purchases	4.5	21.6	2.5	—	22.0	730.5	—	781.1
Sales	—	(9.0)	(1.2)	(12.2)	(3.0)	(78.7)	(0.2)	(104.3)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(7.6)	(1.5)	(8.3)	(41.4)	(11.2)	(21.0)	(91.0)
Transfers into Level 3	—	15.0	0.3	—	—	29.1	—	44.4
Transfers out of Level 3	—	—	—	—	—	—	(238.1)	(238.1)

Balance as of September 30, 2014	$4.5	$46.3	$1.1	$64.9	$36.8	$921.7	$24.3	$1,099.6

	Debt Securities
			Mortgage and asset-backed
Nine Months Ended September 30, 2013	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
				(in millions)
Balance as of January 1, 2013	$30.4	$—	$59.6	$76.1	$5.9	$42.3	$214.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.3	—	1.6	0.1	0.1	0.2	2.3
Other comprehensive income	(0.6)	—	4.2	0.1	(0.3)	3.6	7.0
Purchases	—	—	—	20.3	1.2	350.0	371.5
Sales	(23.8)	—	—	(10.8)	—	—	(34.6)
Issuances	—	—	—	—	—	—	—
Settlements	(0.7)	—	(7.8)	(9.5)	(2.2)	(7.0)	(27.2)
Transfers into Level 3	—	—	21.3	0.1	0.3	—	21.7
Transfers out of Level 3	—	—	—	—	—	(100.0)	(100.0)

Balance as of September 30, 2013	$5.6	$—	$78.9	$76.4	$5.0	$289.1	$455.0

(1)	Includes partnership and certain non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of September 30, 2014 and 2013.

Net unrealized losses related to Level 3 investments as of September 30, 2014 and December 31, 2013 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of September 30, 2014 and December 31, 2013 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of September 30, 2014
Equity securities:
Common stock	$2,480.2	$462.4	$(47.3)	$2,895.3
Preferred stock	—	—	—	—

Total equity securities	2,480.2	462.4	(47.3)	2,895.3

Debt securities:
U.S. Government obligations	377.3	1.9	(1.5)	377.7
Municipal bonds	5,312.9	130.2	(13.6)	5,429.5
Foreign government obligations	896.6	14.5	(0.6)	910.5
U.S. corporate bonds	2,296.6	38.9	(15.0)	2,320.5
Foreign corporate bonds	1,573.1	42.4	(1.8)	1,613.7
Mortgage and asset-backed securities:
RMBS	1,646.4	32.7	(23.5)	1,655.6
CMBS	1,125.3	15.3	(4.7)	1,135.9
Other asset-backed securities(1)	1,328.6	2.5	(8.3)	1,322.8

Total debt securities	14,556.8	278.4	(69.0)	14,766.2
Short-term investments	792.0	—	—	792.0

Total	$17,829.0	$740.8	$(116.3)	$18,453.5

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$1,804.7	$426.6	$(1.9)	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	1,804.7	426.6	(1.9)	2,229.4

Debt securities:
U.S. Government obligations	982.1	3.0	(30.1)	955.0
Municipal bonds	5,650.5	51.7	(112.1)	5,590.1
Foreign government obligations	979.3	4.6	(8.5)	975.4
U.S. corporate bonds	2,307.2	29.4	(23.7)	2,312.9
Foreign corporate bonds	1,810.6	27.0	(5.9)	1,831.7
Mortgage and asset-backed securities:
RMBS	1,559.5	36.1	(47.8)	1,547.8
CMBS	881.6	12.8	(8.8)	885.6
Other asset-backed securities(1)	705.0	1.7	(2.3)	704.4

Total debt securities	14,875.8	166.3	(239.2)	14,802.9
Short-term investments	1,317.9	—	—	1,317.9

Total	$17,998.4	$592.9	$(241.1)	$18,350.2

(1)	Includes $887.5 million and $237.9 million of collateralized loan obligations as of September 30, 2014 and December 31, 2013, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$792.0	$792.0

Mortgage and asset-backed securities(1)	4,100.3	4,114.3
Debt securities with maturity dates:
One year or less	726.0	730.0
Over one through five years	3,406.9	3,448.7
Over five through ten years	3,012.3	3,077.8
Over ten years	3,311.3	3,395.4

Total debt securities	14,556.8	14,766.2

Equity securities	2,480.2	2,895.3

Total	$17,829.0	$18,453.5

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest income	$96.2	$88.4	$288.9	$257.7
Dividend income	15.8	13.3	46.0	41.1
Investment expenses	(7.2)	(5.3)	(21.6)	(15.6)
Equity in results of Homesite(1)	—	7.7	—	32.2
Equity in results of ORX	0.1	(2.3)	(0.6)	(1.9)
Equity in results of Pillar Investments(2)	5.0	9.4	12.5	13.7
Equity in results of Ares(2)	2.7	2.9	5.8	2.9
Other investment results	5.7	1.2	12.0	4.4

Total	$118.3	$115.3	$343.0	$334.5

(1)	Homesite was sold on December 31, 2013.
(2)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares.

As of September 30, 2014, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.1 billion and $1.9 billion for the three months ended September 30, 2014 and 2013, respectively, and $4.8 billion and $6.5 billion for the nine months ended September 30, 2014 and 2013, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2014 and 2013 generally reflect sales of equity securities. In addition, net realized capital gains for the nine months ended September 30, 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, and some additional realized capital gains taken on debt securities in the third quarter and first nine months of 2014. Realized capital losses for the three and nine months ended September 30, 2013 include a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at CapSpecialty.

The amounts of gross realized capital gains and gross realized capital losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross realized capital gains	$61.6	$63.7	$215.4	$165.5
Gross realized capital losses	(2.2)	(45.9)	(17.7)	(69.9)

Net realized capital gains	$59.4	$17.8	$197.7	$95.6

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

Alleghany then evaluates those equity securities where the unrealized loss is 20 percent or more of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

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

OTTI losses for the first nine months of 2014 reflect $6.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $6.9 million of OTTI losses, $5.3 million related to equity securities and $1.6 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that Alleghany lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. Of the $6.9 million of OTTI losses, $0.7 million was incurred in the third quarter of 2014.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2014 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of September 30, 2014); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of September 30, 2014 and December 31, 2013, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of September 30, 2014
Equity securities:
Common stock	$553.6	$47.3	$—	$—	$553.6	$47.3
Preferred stock	—	—	—	—	—	—

Total equity securities	553.6	47.3	—	—	553.6	47.3

Debt securities:
U.S. Government obligations	126.4	0.6	30.0	0.9	156.4	1.5
Municipal bonds	133.0	0.7	651.6	12.9	784.6	13.6
Foreign government obligations	78.6	0.3	39.0	0.3	117.6	0.6
U.S. corporate bonds	743.4	9.7	174.2	5.3	917.6	15.0
Foreign corporate bonds	114.2	1.2	53.6	0.6	167.8	1.8
Mortgage and asset-backed securities:
RMBS	332.0	1.4	648.8	22.1	980.8	23.5
CMBS	331.4	2.3	118.6	2.4	450.0	4.7
Other asset-backed securities	776.7	7.5	84.8	0.8	861.5	8.3

Total debt securities	2,635.7	23.7	1,800.6	45.3	4,436.3	69.0

Total temporarily impaired securities	$3,189.3	$71.0	$1,800.6	$45.3	$4,989.9	$116.3

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in millions)
As of December 31, 2013
Equity securities:
Common stock	$148.7	$1.9	$—	$—	$148.7	$1.9
Preferred stock	—	—	—	—	—	—

Total equity securities	148.7	1.9	—	—	148.7	1.9

Debt securities:
U.S. Government obligations	698.9	29.6	4.8	0.5	703.7	30.1
Municipal bonds	2,426.2	105.2	117.8	6.9	2,544.0	112.1
Foreign government obligations	625.6	8.2	8.8	0.3	634.4	8.5
U.S. corporate bonds	920.0	21.1	34.2	2.6	954.2	23.7
Foreign corporate bonds	528.3	5.8	4.9	0.1	533.2	5.9
Mortgage and asset-backed securities:
RMBS	779.4	30.7	267.9	17.1	1,047.3	47.8
CMBS	375.2	8.5	16.9	0.3	392.1	8.8
Other asset-backed securities	461.0	2.3	—	—	461.0	2.3

Total debt securities	6,814.6	211.4	455.3	27.8	7,269.9	239.2

Total temporarily impaired securities	$6,963.3	$213.3	$455.3	$27.8	$7,418.6	$241.1

As of September 30, 2014, Alleghany held a total of 738 debt and equity securities that were in an unrealized loss position, of which 237 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 237 debt securities consisted primarily of losses related to RMBS.

As of September 30, 2014, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 3.9 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative investment. As of September 30, 2014, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $226.8 million, which is reported in other invested assets on Alleghany’s consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. At Alleghany’s discretion, half of these interests may be converted beginning at the end of a one-year waiting period, and the remaining half may be converted beginning at the end of a two-year waiting period. Until Alleghany’s limited partner interests convert into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of September 30, 2014, AIHL’s carrying value in Ares was $232.6 million, which amount is net of returns of capital received from Ares.

4.	Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance and insurance subsidiaries’ reinsurance recoverables, and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

(b) Significant Reinsurance Contracts

As discussed in Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2014.

RSUI placed its catastrophe reinsurance program for the 2014 to 2015 period on May 1, 2014. The new catastrophe reinsurance program provides coverage in three layers for $600.0 million of losses in excess of a $200.0 million net retention after application of the surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2014 to 2015 period provides RSUI with coverage for $90.0 million of losses, subject to a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

5.	Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2014 was 26.7 percent, compared with 22.8 percent for the first nine months of 2013. The higher effective tax rate in the first nine months of 2014 primarily reflects higher taxable income in the first nine months of 2014, relative to a fairly steady level of tax-exempt interest income arising from municipal bond securities.

Alleghany believes that, as of September 30, 2014, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of September 30, 2014.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, Alleghany’s Board of Directors authorized a program to repurchase shares of common stock of Alleghany, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). As of September 30, 2014, Alleghany had repurchased approximately $280.6 million of shares under the 2012 Repurchase Program. In July 2014, Alleghany’s Board of Directors authorized the repurchase of additional shares of common stock upon the completion of the 2012 Repurchase Program, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million.

Pursuant to the 2012 Repurchase Program, during the first nine months of 2014, Alleghany repurchased an aggregate of 549,853 shares of its common stock in the open market for $222.4 million, at an average price per share of $404.55, of which 148,231 shares were repurchased in the third quarter of 2014 for $62.5 million, at an average price per share of $421.89. During the first nine months of 2013, Alleghany repurchased an aggregate of 113,160 shares of its common stock in the open market for $40.4 million, at an average price per share of $356.92. No shares were repurchased in the third quarter of 2013.

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the nine months ended September 30, 2014 and 2013 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2014	$238.4	$(49.3)	$(2.2)	$186.9
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	302.9	(19.8)	0.1	283.2
Reclassifications from accumulated other comprehensive income	(124.1)	—	—	(124.1)

Total	178.8	(19.8)	0.1	159.1

Balance as of September 30, 2014	$417.2	$(69.1)	$(2.1)	$346.0

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2013	$263.3	$(13.4)	$0.6	$250.5
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	(8.3)	(19.6)	1.2	(26.7)
Reclassifications from accumulated other comprehensive income	(38.2)	—	—	(38.2)

Total	(46.5)	(19.6)	1.2	(64.9)

Balance as of September 30, 2013	$216.8	$(33.0)	$1.8	$185.6

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2014 and 2013 were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	2014	2013	2014	2013
		(in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(59.4)	$(22.8)	$(197.7)	$(100.6)
	Other than temporary impairment losses	0.7	0.7	6.9	41.9
	Income taxes	20.6	7.7	66.7	20.5

Total reclassifications:	Net earnings	$(38.1)	$(14.4)	$(124.1)	$(38.2)

(1)	The three and nine months ended September 30, 2013 exclude a realized capital loss resulting from a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at CapSpecialty, as this loss was not reclassified out of other comprehensive income.

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$186.3	$113.2	$540.2	$423.2
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted earnings per share	$186.3	$113.2	$540.2	$423.2

Weighted average common shares outstanding applicable to basic earnings per share	16,343,904	16,766,192	16,496,537	16,792,733
Effect of dilutive securities	—	—	—	—

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,343,904	16,766,192	16,496,537	16,792,733

71,411 and 67,573 contingently issuable shares were potentially available during the first nine months of 2014 and 2013, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

(d) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and loss adjustment expenses (“LAE”) include amounts for risks relating to asbestos-related illness and environmental impairment. As of September 30, 2014 and December 31, 2013, such gross and net reserves were as follows:

	September 30, 2014		December 31, 2013
	Gross	Net	Gross	Net
	(in millions)
TransRe	$600.8	$440.3	$583.8	$431.9
CapSpecialty	9.5	9.5	10.4	10.3

Total	$610.3	$449.8	$594.2	$442.2

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

(e) Equity Holdings Concentration

As of September 30, 2014, Alleghany had a concentration of market risk of $703.3 million in its AFS equity securities portfolio with respect to certain energy sector businesses.

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

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI, CapSpecialty and PacificComp. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The primary components of “corporate activities” are Alleghany Properties, SORC, BKI, Alleghany’s investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. Beginning August 30, 2013 and July 31, 2014, corporate activities also includes the operating results of Kentucky Trailer and Alleghany’s investment in Jazwares, respectively. On August 30, 2013, Alleghany invested $24.9 million in Kentucky Trailer for a controlling equity interest, consisting of a preferred equity interest and a 35.4 percent common equity interest. On January 2, 2014, for an additional investment of $15.0 million, Alleghany exercised its option to increase its common equity interest in Kentucky Trailer to 80.0 percent, and to increase its preferred equity interest by $1.6 million to $15.9 million.

In addition, corporate activities include interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 10 below and in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and nine months ended September 30, 2014 and 2013 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2014	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$324.8	$597.9	$922.7	$282.0	$52.8	$19.4	$354.2	$1,276.9	$(7.6)	$1,269.3
Net premiums written	286.1	580.6	866.7	193.4	48.2	19.2	260.8	1,127.5	—	1,127.5

Net premiums earned	278.2	581.0	859.2	210.9	48.0	18.1	277.0	1,136.2	—	1,136.2
Net loss and LAE	113.4	361.0	474.4	106.9	25.8	16.0	148.7	623.1	—	623.1
Commissions, brokerage and other underwriting expenses	87.5	197.1	284.6	56.5	23.0	8.2	87.7	372.3	—	372.3

Underwriting profit (loss)(4)	$77.3	$22.9	$100.2	$47.5	$(0.8)	$(6.1)	$40.6	140.8	—	140.8

Net investment income								113.0	5.3	118.3
Net realized capital gains								56.3	3.1	59.4
Other than temporary impairment losses								(0.7)	—	(0.7)
Other income								0.9	37.9	38.8
Other operating expenses								18.4	41.2	59.6
Corporate administration								0.1	9.4	9.5
Amortization of intangible assets								(1.2)	0.1	(1.1)
Interest expense								12.2	10.5	22.7

Earnings (losses) before income taxes								$280.8	$(14.9)	$265.9

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2013	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$288.7	$550.1	$838.8	$281.0	$49.0	$11.5	$341.5	$1,180.3	$(6.2)	$1,174.1
Net premiums written	248.6	541.5	790.1	185.9	46.3	11.1	243.3	1,033.4	—	1,033.4

Net premiums earned	246.1	546.7	792.8	197.2	39.9	10.0	247.1	1,039.9	—	1,039.9
Net loss and LAE	77.8	409.1	486.9	121.6	21.5	14.5	157.6	644.5	—	644.5
Commissions, brokerage and other underwriting expenses	82.3	167.6	249.9	55.4	20.0	8.3	83.7	333.6	—	333.6

Underwriting profit (loss)(4)	$86.0	$(30.0)	$56.0	$20.2	$(1.6)	$(12.8)	$5.8	61.8	—	61.8

Net investment income								106.1	9.2	115.3
Net realized capital gains								30.8	(13.0)	17.8
Other than temporary impairment losses								(0.7)	—	(0.7)
Other income								2.1	15.1	17.2
Other operating expenses								19.0	20.0	39.0
Corporate administration								—	3.7	3.7
Amortization of intangible assets								(0.8)	—	(0.8)
Interest expense								12.4	9.1	21.5

Earnings (losses) before income taxes								$169.5	$(21.5)	$148.0

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2014	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$933.7	$1,877.4	$2,811.1	$961.7	$158.8	$50.9	$1,171.4	$3,982.5	$(20.1)	$3,962.4
Net premiums written	808.0	1,828.5	2,636.5	641.3	143.0	50.2	834.5	3,471.0	—	3,471.0

Net premiums earned	771.4	1,713.1	2,484.5	620.5	136.1	48.1	804.7	3,289.2	—	3,289.2
Net loss and LAE	296.5	1,124.5	1,421.0	324.4	79.5	38.7	442.6	1,863.6	—	1,863.6
Commissions, brokerage and other underwriting expenses	233.6	564.9	798.5	165.8	68.1	23.7	257.6	1,056.1	—	1,056.1

Underwriting profit (loss)(4)	$241.3	$23.7	$265.0	$130.3	$(11.5)	$(14.3)	$104.5	369.5	—	369.5

Net investment income								334.7	8.3	343.0
Net realized capital gains								173.2	24.5	197.7
Other than temporary impairment losses								(6.9)	—	(6.9)
Other income								2.8	104.0	106.8
Other operating expenses								63.6	115.6	179.2
Corporate administration								0.4	31.4	31.8
Amortization of intangible assets								(4.2)	0.3	(3.9)
Interest expense								36.7	29.7	66.4

Earnings (losses) before income taxes								$776.8	$(40.2)	$736.6

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2013	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$873.3	$1,769.6	$2,642.9	$962.1	$134.6	$30.0	$1,126.7	$3,769.6	$(17.5)	$3,752.1
Net premiums written	756.3	1,743.1	2,499.4	630.8	126.4	29.3	786.5	3,285.9	—	3,285.9

Net premiums earned	748.1	1,733.3	2,481.4	560.3	114.4	27.1	701.8	3,183.2	—	3,183.2
Net loss and LAE	232.4	1,240.9	1,473.3	302.2	57.2	29.7	389.1	1,862.4	—	1,862.4
Commissions, brokerage and other underwriting expenses	220.7	539.5	760.2	155.1	60.9	22.6	238.6	998.8	—	998.8

Underwriting profit (loss)(4)	$295.0	$(47.1)	$247.9	$103.0	$(3.7)	$(25.2)	$74.1	322.0	—	322.0

Net investment income								295.5	39.0	334.5
Net realized capital gains								109.5	(13.9)	95.6
Other than temporary impairment losses								(41.9)	—	(41.9)
Other income								3.9	33.9	37.8
Other operating expenses								57.0	40.0	97.0
Corporate administration								—	26.0	26.0
Amortization of intangible assets								11.6	—	11.6
Interest expense								37.1	27.9	65.0

Earnings (losses) before income taxes								$583.3	$(34.9)	$548.4

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes underwriting results of AIHL Re.
(3)	Includes elimination of minor reinsurance activity between segments.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of September 30, 2014, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.6 billion, $6.4 billion and $0.9 billion, respectively, of which cash and invested assets represented $14.3 billion, $4.8 billion and $0.7 billion, respectively. As of September 30, 2014, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $4.8 billion, $2.8 billion and ($0.2) billion, respectively.

Included in corporate activities is debt associated with ACC’s operating subsidiaries. In this regard, SORC had $5.2 million of borrowings as of September 30, 2014, representing its current borrowing capacity pursuant to a secured $250.0 million bank credit facility that was obtained in April 2014. In addition, Kentucky Trailer had $20.2 million of borrowings as of September 30, 2014 related to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or ACC, and they are classified as a component of other liabilities.

10.	Senior Notes

On September 9, 2014, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 4.90% senior notes due on September 15, 2044 (the “2044 Senior Notes”). The 2044 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2044 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The terms of the 2044 Senior Notes permit redemption prior to their maturity. The indenture under which the 2044 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2044 Senior Notes were issued at approximately 99.3 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $294.3 million, and an effective yield of approximately 5.0 percent. Approximately $3.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2044 Senior Notes.

On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015 (the “2015 Senior Notes”) for $324.4 million, consisting of the $300.0 million aggregate principal amount redeemed, $18.6 million of redemption premium and $5.8 million of accrued and unpaid interest to the date of redemption. Of the $324.4 million redemption amount, $294.3 million was funded by a capital contribution from Alleghany using the net proceeds from the sale of the 2044 Senior Notes. As a result of this early extinguishment of debt, TransRe will record a realized loss, before tax, of $9.4 million in the fourth quarter of 2014.

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for additional information on Alleghany and TransRe senior notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. (formerly known as Capitol Transamerica Corporation) and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“ACC” are to our wholly-owned subsidiary Alleghany Capital Corporation,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“BKI” are to our majority-owned subsidiary Bourn & Koch, Inc.,

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC, and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating our performance. This presentation includes the use of underwriting profit, which is a “non-GAAP financial measure,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission, or the “SEC.” Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, other than temporary impairment, or “OTTI,” losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. However, underwriting profit is not meant to be considered in isolation or as a substitute for earnings before income taxes or any other measures of operating performance prepared in accordance with GAAP. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues
Net premiums earned	$1,136.2	$1,039.9	$3,289.2	$3,183.2
Net investment income	118.3	115.3	343.0	334.5
Net realized capital gains	59.4	17.8	197.7	95.6
Other than temporary impairment losses	(0.7)	(0.7)	(6.9)	(41.9)
Other income	38.8	17.2	106.8	37.8

Total revenues	1,352.0	1,189.5	3,929.8	3,609.2

Costs and Expenses
Net loss and LAE	623.1	644.5	1,863.6	1,862.4
Commissions, brokerage and other underwriting expenses	372.3	333.6	1,056.1	998.8
Other operating expenses	59.6	39.0	179.2	97.0
Corporate administration	9.5	3.7	31.8	26.0
Amortization of intangible assets	(1.1)	(0.8)	(3.9)	11.6
Interest expense	22.7	21.5	66.4	65.0

Total costs and expenses	1,086.1	1,041.5	3,193.2	3,060.8

Earnings before income taxes	265.9	148.0	736.6	548.4
Income taxes	79.6	34.6	196.4	125.0

Net earnings	186.3	113.4	540.2	423.4
Net earnings attributable to noncontrolling interest	—	0.2	—	0.2

Net earnings attributable to Alleghany stockholders	$186.3	$113.2	$540.2	$423.2

Revenues:
Total reinsurance and insurance segments	$1,305.7	$1,178.2	$3,793.0	$3,550.2
Corporate activities(1)	46.3	11.3	136.8	59.0

Earnings before income taxes:
Total reinsurance and insurance segments	$280.8	$169.5	$776.8	$583.3
Corporate activities(1)	(14.9)	(21.5)	(40.2)	(34.9)

(1)	Consist of Alleghany Properties, SORC, BKI, our investments in Homesite Group Incorporated, or “Homesite,” (prior to its sale on December 31, 2013), and ORX Exploration, Inc., or “ORX,” and corporate activities at the parent level. In addition, beginning August 30, 2013 and July 31, 2014, corporate activities include the operating results of Kentucky Trailer and our investment in Jazwares, LLC, or “Jazwares,” respectively. Corporate activities also include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “Total Segments.” Information related to the senior notes can be found in Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K.

Segment results for our two reportable segments and for corporate activities for the three and nine months ended September 30, 2014 and 2013 are shown in the tables below:

Three Months Ended September 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$922.7	$354.2	$1,276.9	$(7.6)	$1,269.3
Net premiums written	866.7	260.8	1,127.5	—	1,127.5

Net premiums earned	859.2	277.0	1,136.2	—	1,136.2
Net loss and LAE	474.4	148.7	623.1	—	623.1
Commissions, brokerage and other underwriting expenses	284.6	87.7	372.3	—	372.3

Underwriting profit(2)	$100.2	$40.6	140.8	—	140.8

Net investment income			113.0	5.3	118.3
Net realized capital gains			56.3	3.1	59.4
Other than temporary impairment losses			(0.7)	—	(0.7)
Other income			0.9	37.9	38.8
Other operating expenses			18.4	41.2	59.6
Corporate administration			0.1	9.4	9.5
Amortization of intangible assets			(1.2)	0.1	(1.1)
Interest expense			12.2	10.5	22.7

Earnings (losses) before income taxes			$280.8	$(14.9)	$265.9

Loss ratio(3)	55.2%	53.7%	54.8%
Expense ratio(4)	33.1%	31.7%	32.8%

Combined ratio(5)	88.3%	85.4%	87.6%

Three Months Ended September 30, 2013	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$838.8	$341.5	$1,180.3	$(6.2)	$1,174.1
Net premiums written	790.1	243.3	1,033.4	—	1,033.4

Net premiums earned	792.8	247.1	1,039.9	—	1,039.9
Net loss and LAE	486.9	157.6	644.5	—	644.5
Commissions, brokerage and other underwriting expenses	249.9	83.7	333.6	—	333.6

Underwriting profit(2)	$56.0	$5.8	61.8	—	61.8

Net investment income			106.1	9.2	115.3
Net realized capital gains			30.8	(13.0)	17.8
Other than temporary impairment losses			(0.7)	—	(0.7)
Other income			2.1	15.1	17.2
Other operating expenses			19.0	20.0	39.0
Corporate administration			—	3.7	3.7
Amortization of intangible assets			(0.8)	—	(0.8)
Interest expense			12.4	9.1	21.5

Earnings (losses) before income taxes			$169.5	$(21.5)	$148.0

Loss ratio(3)	61.4%	63.8%	62.0%
Expense ratio(4)	31.5%	33.9%	32.1%

Combined ratio(5)	92.9%	97.7%	94.1%

Nine Months Ended September 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$2,811.1	$1,171.4	$3,982.5	$(20.1)	$3,962.4
Net premiums written	2,636.5	834.5	3,471.0	—	3,471.0

Net premiums earned	2,484.5	804.7	3,289.2	—	3,289.2
Net loss and LAE	1,421.0	442.6	1,863.6	—	1,863.6
Commissions, brokerage and other underwriting expenses	798.5	257.6	1,056.1	—	1,056.1

Underwriting profit(2)	$265.0	$104.5	369.5	—	369.5

Net investment income			334.7	8.3	343.0
Net realized capital gains			173.2	24.5	197.7
Other than temporary impairment losses			(6.9)	—	(6.9)
Other income			2.8	104.0	106.8
Other operating expenses			63.6	115.6	179.2
Corporate administration			0.4	31.4	31.8
Amortization of intangible assets			(4.2)	0.3	(3.9)
Interest expense			36.7	29.7	66.4

Earnings (losses) before income taxes			$776.8	$(40.2)	$736.6

Loss ratio(3)	57.2%	55.0%	56.7%
Expense ratio(4)	32.1%	32.0%	32.1%

Combined ratio(5)	89.3%	87.0%	88.8%

Nine Months Ended September 30, 2013	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$2,642.9	$1,126.7	$3,769.6	$(17.5)	$3,752.1
Net premiums written	2,499.4	786.5	3,285.9	—	3,285.9

Net premiums earned	2,481.4	701.8	3,183.2	—	3,183.2
Net loss and LAE	1,473.3	389.1	1,862.4	—	1,862.4
Commissions, brokerage and other underwriting expenses	760.2	238.6	998.8	—	998.8

Underwriting profit(2)	$247.9	$74.1	322.0	—	322.0

Net investment income			295.5	39.0	334.5
Net realized capital gains			109.5	(13.9)	95.6
Other than temporary impairment losses			(41.9)	—	(41.9)
Other income			3.9	33.9	37.8
Other operating expenses			57.0	40.0	97.0
Corporate administration			—	26.0	26.0
Amortization of intangible assets			11.6	—	11.6
Interest expense			37.1	27.9	65.0

Earnings (losses) before income taxes			$583.3	$(34.9)	$548.4

Loss ratio(3)	59.4%	55.4%	58.5%
Expense ratio(4)	30.6%	34.0%	31.4%

Combined ratio(5)	90.0%	89.4%	89.9%

(1)	Total Segments excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Total revenues increased by 13.7 percent for the third quarter of 2014 from the third quarter of 2013, due primarily to increases in net premiums earned. Increases in net realized capital gains, other income and, to a lesser extent, net investment income contributed to the increase in total revenues. Net premiums earned, which were up 9.3 percent, increased at both our reinsurance and insurance segments. The increase in net investment income primarily reflects higher interest income from more favorable reinvestment rates for TransRe and our increased allocation to investment-grade and below investment-grade credit instruments managed through our investment management relationship with Ares Management LLC or “Ares,” partially offset by the absence of earnings from Homesite in the third quarter of 2014, which were present in the third quarter of 2013.

As more fully described in the following pages, our earnings before income taxes in the third quarter of 2014 increased from the third quarter of 2013, primarily reflecting improvements in both our underwriting results and investment performance, partially offset by an increase in corporate administration expense. The improved investment performance was due primarily to an increase in net realized capital gains and, to a lesser extent, an increase in net investment income, as discussed above. The increase in our underwriting profit reflects a decrease in our combined ratio and, to a lesser extent, an increase in net premiums earned, as discussed above. Our combined ratio decreased to 87.6 percent in the third quarter of 2014 from 94.1 percent in the third quarter of 2013, reflecting a lower loss ratio partially offset by an increase in our expense ratio. The lower loss ratio is primarily due to lower catastrophe losses. The higher expense ratio is due primarily to an increase in commissions, brokerage and other underwriting expenses primarily reflecting the impact of higher commission rates at our reinsurance segment. The higher corporate administration expense primarily reflects the absence of a one-time $8.8 million reduction in expenses from the freezing of pension benefits in the third quarter of 2013.

Total revenues increased by 8.9 percent for the first nine months of 2014 from the first nine months of 2013, due to increases in net premiums earned, net realized capital gains, other income and, to a lesser extent, increases in net investment income, and a decrease in OTTI losses. The increase in net realized capital gains includes a $34.0 million gain from the sales of long-dated U.S. Treasury Strip debt securities April 2014. Net premiums earned increased at our insurance segment and, to a lesser extent, at our reinsurance segment. The increase in net investment income primarily reflects higher interest income from more favorable reinvestment rates for TransRe and our increased allocation to investment-grade and below investment-grade credit instruments managed through our investment management relationship with Ares, partially offset by the absence of earnings from Homesite in the first nine months of 2014, which were present in the first nine months of 2013.

As more fully described in the following pages, our earnings before income taxes in the first nine months of 2014 increased from the first nine months of 2013, primarily reflecting improvements in both our underwriting results and investment performance and, to a lesser extent, a decrease in amortization of intangible assets. The improved investment performance was due to an increase in net realized capital gains, lower OTTI losses and, to a lesser extent, an increase in net investment income, as discussed above. The increase in our underwriting profit reflects a decrease in our combined ratio and, to a lesser extent, an increase in net premiums earned, as discussed above. Our combined ratio decreased to 88.8 percent in the first nine months of 2014 from 89.9 percent in the first nine months of 2013, reflecting a lower loss ratio partially offset by an increase in our expense ratio. The lower loss ratio is primarily due to lower catastrophe losses. The higher expense ratio is due to an increase in commissions, brokerage and other underwriting expenses primarily reflecting the impact of higher commission rates at our reinsurance segment. The decrease in amortization of intangible assets reflects a lack of amortization expense related to certain TransRe intangible assets in the first nine months of 2014, which were present in the first nine months of 2013.

The increases in other income and other operating expenses for the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect our inclusion of the results of Kentucky Trailer beginning August 30, 2013.

The effective tax rate on earnings before income taxes for the first nine months of 2014 was 26.7 percent, compared with 22.8 percent for the first nine months of 2013. The higher effective tax rate in the first nine months of 2014 primarily reflects higher taxable income in the first nine months of 2014, relative to a fairly steady level of tax-exempt interest income arising from municipal bond securities.

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

The underwriting results of the reinsurance segment are presented below.

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Three Months Ended September 30, 2014
Gross premiums written	$324.8	$597.9	$922.7
Net premiums written	286.1	580.6	866.7

Net premiums earned	$278.2	$581.0	$859.2
Net loss and LAE	113.4	361.0	474.4
Commissions, brokerage and other underwriting expenses	87.5	197.1	284.6

Underwriting profit(2)	$77.3	$22.9	$100.2

Loss ratio(3)	40.8%	62.1%	55.2%
Expense ratio(4)	31.5%	33.9%	33.1%

Combined ratio(5)	72.3%	96.0%	88.3%

Three Months Ended September 30, 2013
Gross premiums written	$288.7	$550.1	$838.8
Net premiums written	248.6	541.5	790.1

Net premiums earned	$246.1	$546.7	$792.8
Net loss and LAE	77.8	409.1	486.9
Commissions, brokerage and other underwriting expenses	82.3	167.6	249.9

Underwriting profit (loss)(2)	$86.0	$(30.0)	$56.0

Loss ratio(3)	31.6%	74.8%	61.4%
Expense ratio(4)	33.4%	30.7%	31.5%

Combined ratio(5)	65.0%	105.5%	92.9%

	Property	Casualty & Other(1)	Total
	(in millions, except ratios)
Nine Months Ended September 30, 2014
Gross premiums written	$933.7	$1,877.4	$2,811.1
Net premiums written	808.0	1,828.5	2,636.5

Net premiums earned	$771.4	$1,713.1	$2,484.5
Net loss and LAE	296.5	1,124.5	1,421.0
Commissions, brokerage and other underwriting expenses	233.6	564.9	798.5

Underwriting profit(2)	$241.3	$23.7	$265.0

Loss ratio(3)	38.4%	65.6%	57.2%
Expense ratio(4)	30.3%	33.0%	32.1%

Combined ratio(5)	68.7%	98.6%	89.3%

Nine Months Ended September 30, 2013
Gross premiums written	$873.3	$1,769.6	$2,642.9
Net premiums written	756.3	1,743.1	2,499.4

Net premiums earned	$748.1	$1,733.3	$2,481.4
Net loss and LAE	232.4	1,240.9	1,473.3
Commissions, brokerage and other underwriting expenses	220.7	539.5	760.2

Underwriting profit (loss)(2)	$295.0	$(47.1)	$247.9

Loss ratio(3)	31.1%	71.6%	59.4%
Expense ratio(4)	29.5%	31.1%	30.6%

Combined ratio(5)	60.6%	102.7%	90.0%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment – Property. Gross premiums written in the third quarter of 2014 increased by 12.5 percent from the third quarter of 2013, primarily reflecting the impact of certain expanded treaty participations with existing long-term clients. Excluding the impact of changes in foreign currency rates, gross premiums written in the third quarter of 2014 increased from the third quarter of 2013 by 13.0 percent. Gross premiums written in the first nine months of 2014 increased by 6.9 percent from the first nine months of 2013, primarily reflecting the impact of certain expanded treaty participations with existing long-term clients, partially offset by reductions in pricing for property reinsurance contracts as the market became increasingly price competitive. Excluding the impact of changes in foreign currency rates, gross premiums written in the first nine months of 2014 increased from the first nine months of 2013 by 7.3 percent.

Net premiums earned in the third quarter of 2014 increased by 13.0 percent from the third quarter of 2013. Net premiums earned in the first nine months of 2014 increased by 3.1 percent from the first nine months of 2013. These increases reflect premiums earned on certain expanded treaty participations with existing long-term clients.

The increases in net loss and LAE in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect less favorable prior accident year development on loss reserves, higher non-catastrophe losses incurred, partially offset by lower catastrophe losses. Catastrophe losses, net of reinsurance, were $18.8 million and $47.0 million in the third quarter of

2014 and 2013, respectively, and $36.4 million and $92.1 million in first nine months of 2014 and 2013, respectively. Catastrophe losses for the third quarter and first nine months of 2014 include $9.0 million and $26.6 million of losses, respectively, resulting from severe snowstorms across northeast Japan in February 2014. In addition, catastrophe losses for the third quarter and first nine months of 2014 include $9.8 million of losses resulting from wind and hailstorm Ela, which struck Europe in June 2014. The $47.0 million of catastrophe losses in the third quarter of 2013 primarily reflects net losses from hurricanes in Mexico in September 2013, flooding in Canada in June 2013 and hailstorms in Germany and Canada in July 2013. In addition to the $47.0 million of catastrophe losses incurred in the third quarter of 2013, catastrophe losses in the first nine months of 2013 primarily reflect net losses from flooding in Germany and Central Europe in May 2013 and June 2013, respectively, and, to a lesser extent, flooding in Canada.

Net loss and LAE in the third quarter and first nine months of 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in millions)
Catastrophe events	$(10.0	)(1)	$(55.9	)(2)	$(34.3	)(3)	$(111.7	)(4)
Non-catastrophe	(3.3)		2.8		(30.3	)(5)	(20.7	)(6)

Total	$(13.3)		$(53.1)		$(64.6)		$(132.4)

(1)	Includes favorable development of ($9.6) million from Super Storm Sandy in 2012 and ($0.4) million from other catastrophe losses.
(2)	Includes favorable development of ($34.9) million from Super Storm Sandy in 2012, and ($21.0) million from other catastrophe losses related primarily to the Tohoku earthquake in Japan in 2011.
(3)	Includes favorable development of ($18.5) million from Super Storm Sandy in 2012 and ($15.8) million of net favorable development from other catastrophes. The ($15.8) million primarily reflects favorable development from several catastrophes that occurred primarily in the 2013 and 2011 accident years, partially offset by unfavorable development from the New Zealand earthquake in 2010.
(4)	Includes favorable development of ($67.9) million from Super Storm Sandy in 2012, and ($43.8) million from other catastrophe losses related primarily to the Tohoku earthquake in Japan in 2011.
(5)	Reflects favorable development related primarily to the 2011 and 2012 accident years.
(6)	Reflects favorable development related primarily to the 2012 accident year.

The favorable development in the third quarter and first nine months of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable development in the first nine months of 2014 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2014.

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2014 compared with the corresponding 2013 periods primarily reflect higher employee-related costs and, for the first nine months of 2014 period only, the lack of favorable impact arising from the acquisition method of accounting, which was present in the first nine months of 2013.

The decreases in property underwriting profit in the third quarter and first nine months of 2014 from the corresponding 2013 periods reflect increases in net loss and LAE and, to a lesser extent, increases in commissions, brokerage and other underwriting expenses, partially offset by increases in net premiums earned, all as discussed above.

Reinsurance Segment – Casualty & Other. Gross premiums written in the third quarter of 2014 increased by 8.7 percent from the third quarter of 2013. Gross premiums written in the first nine months of 2014 increased by 6.1 percent from the first nine months of 2013. Excluding the impact of changes in foreign currency rates, gross premiums written in the third quarter and first nine months of 2014 increased from the corresponding 2013 periods by 8.4 percent and 5.1 percent, respectively. The increase in gross premiums written in the third quarter of 2014 was primarily due to increases in premiums written for the general liability and guaranty lines of business. The increase in gross premiums written in the first nine months of 2014 was primarily due to increases in premiums written for the general liability, auto liability and guaranty lines of business, partially offset by decreases in the directors’ and officers’ liability, errors and omission liability and accident and health lines of business. These changes in premiums reflect the impact of new or expanded treaties, tempered by the impact of an increasingly competitive casualty reinsurance market and a decreasing amount of risk premium being ceded by insurers.

Net premiums earned in the third quarter of 2014 increased by 6.3 percent from the third quarter of 2013. The increase in net premiums earned in the third quarter of 2014 from the third quarter of 2013 primarily reflects an increase in gross premiums written in recent quarters, partially offset by an increase in ceded premiums earned. Net premiums earned in the first nine months of 2014 decreased 1.2 percent from the first nine months of 2013. The decrease in net premiums earned in the first nine months of 2014 from the first nine months of 2013 reflects a decrease in gross premiums written in earlier periods and an increase in ceded premiums earned.

The decreases in net loss and LAE in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect more favorable prior accident year development on loss reserves in the 2014 periods, and lower losses incurred in the current accident year and, for the first nine months of 2014 only, the impact of lower net premiums earned.

Net loss and LAE in the third quarter and first nine months of 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in millions)
The Malpractice Treaties(1)	$—		$(5.9)		$(12.7)		$(29.7)
Other	(40.1	)(2)	(5.8	)(3)	(63.0	)(2)	(14.6	)(3)

Total	$(40.1)		$(11.7)		$(75.7)		$(44.3)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable development are retained by the cedants, or the “Malpractice Treaties.” As a result, TransRe records an offsetting increase in profit commission expense incurred when such favorable development occurs.
(2)	Generally reflects favorable development in a variety of casualty & other lines of business primarily from the 2003 through 2013 accident years, partially offset by unfavorable development relating to the 2002 and prior accident years.
(3)	Generally reflects favorable development in a variety of casualty & other lines of business primarily from the 2002 through 2012 accident years, partially offset by unfavorable development relating to the 2001 and prior accident years.

The favorable development in the third quarter and first nine months of 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable development in the first nine months of 2014 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2014.

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2014 compared with the corresponding 2013 periods are due primarily to an increase in commission rates being demanded by cedants in 2014, partially offset by a decrease in profit commissions related to the Malpractice Treaties. The increase in commissions, brokerage and other underwriting expenses in the first nine months of 2014 compared with the first nine months of 2013 is also due to the absence of the favorable impact arising from the acquisition method of accounting, which was present in the first nine months of 2013.

The casualty & other underwriting profit in the third quarter of 2014, compared with an underwriting loss in the third quarter of 2013, reflects an increase in net premiums earned and a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses, all as discussed above. The underwriting profit in the first nine months of 2014, compared with an underwriting loss in the first nine months of 2013, reflects a decrease in net loss and LAE, partially offset by a decrease in net premiums earned and an increase in commissions, brokerage and other underwriting expenses, all as discussed above.

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

The underwriting results of the insurance segment are presented below.

	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Three Months Ended September 30, 2014
Gross premiums written	$282.0	$52.8	$19.4	$354.2
Net premiums written	193.4	48.2	19.2	260.8

Net premiums earned	$210.9	$48.0	$18.1	$277.0
Net loss and LAE	106.9	25.8	16.0	148.7
Commissions, brokerage and other underwriting expenses	56.5	23.0	8.2	87.7

Underwriting profit (loss)(2)	$47.5	$(0.8)	$(6.1)	$40.6

Loss ratio(3)	50.7%	53.8%	88.4%	53.7%
Expense ratio(4)	26.8%	48.0%	45.4%	31.7%

Combined ratio(5)	77.5%	101.8%	133.8%	85.4%

Three Months Ended September 30, 2013
Gross premiums written	$281.0	$49.0	$11.5	$341.5
Net premiums written	185.9	46.3	11.1	243.3

Net premiums earned	$197.2	$39.9	$10.0	$247.1
Net loss and LAE	121.6	21.5	14.5	157.6
Commissions, brokerage and other underwriting expenses	55.4	20.0	8.3	83.7

Underwriting profit (loss)(2)	$20.2	$(1.6)	$(12.8)	$5.8

Loss ratio(3)	61.7%	53.7%	145.5%	63.8%
Expense ratio(4)	28.1%	50.2%	82.9%	33.9%

Combined ratio(5)	89.8%	103.9%	228.4%	97.7%

	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Nine Months Ended September 30, 2014
Gross premiums written	$961.7	$158.8	$50.9	$1,171.4
Net premiums written	641.3	143.0	50.2	834.5

Net premiums earned	$620.5	$136.1	$48.1	$804.7
Net loss and LAE	324.4	79.5	38.7	442.6
Commissions, brokerage and other underwriting expenses	165.8	68.1	23.7	257.6

Underwriting profit (loss)(2)	$130.3	$(11.5)	$(14.3)	$104.5

Loss ratio(3)	52.3%	58.4%	80.4%	55.0%
Expense ratio(4)	26.7%	50.0%	49.4%	32.0%

Combined ratio(5)	79.0%	108.4%	129.8%	87.0%

Nine Months Ended September 30, 2013
Gross premiums written	$962.1	$134.6	$30.0	$1,126.7
Net premiums written	630.8	126.4	29.3	786.5

Net premiums earned	$560.3	$114.4	$27.1	$701.8
Net loss and LAE	302.2	57.2	29.7	389.1
Commissions, brokerage and other underwriting expenses	155.1	60.9	22.6	238.6

Underwriting profit (loss)(2)	$103.0	$(3.7)	$(25.2)	$74.1

Loss ratio(3)	53.9%	50.0%	109.6%	55.4%
Expense ratio(4)	27.7%	53.2%	83.4%	34.0%

Combined ratio(5)	81.6%	103.2%	193.0%	89.4%

(1)	Includes underwriting results of AIHL Re.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

RSUI. Gross premiums written in the third quarter and first nine months of 2014 approximated those from the corresponding periods in 2013, reflecting declines in the property line of business due to an increase in competition and a decrease in rates being offset by generally favorable market conditions in most other lines of business, particularly for the binding authority and directors’ and officers’ liability lines of business. The increases in net premiums earned in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect an increase in gross premiums written in prior quarters and, to a lesser extent, lower ceded premiums written.

The decrease in net loss and LAE in the third quarter of 2014 from the third quarter of 2013 primarily reflects favorable prior accident year development on loss reserves in the third quarter of 2014 compared with unfavorable development on loss reserves in the third quarter of 2013, and a decrease in catastrophe losses, partially offset by the impact of higher net premiums earned. The increase in net loss and LAE in the first nine months of 2014 from the first nine months of 2013 primarily reflects the impact of higher net premiums earned, partially offset by a decrease in catastrophe losses and more favorable prior accident year development on loss reserves.

Catastrophe losses, net of reinsurance, were $7.4 million in the third quarter of 2014 compared with $22.4 million of catastrophe losses in the third quarter of 2013. Catastrophe losses in the third quarter of 2014 primarily reflect hail storms and flooding in the Midwestern United States. Catastrophe losses in the third quarter of 2013 primarily reflect net losses from the floods in Colorado in September 2013.

Catastrophe losses, net of reinsurance, were $35.7 million in the first nine months of 2014 compared with $51.8 million of catastrophe losses in the first nine months of 2013. Catastrophe losses in the first nine months of 2014 primarily reflect the impact of nationwide severe winter weather in the United States in January and February and hail storms in the spring and summer. Catastrophe losses in the first nine months of 2013 primarily reflect net losses from the floods in Colorado in September 2013 and severe weather in the Midwestern United States, including tornados in Oklahoma, in May 2013.

Net loss and LAE in the third quarter and first nine months of 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in millions)
Casualty	$(8.2	)(1)	$(6.2	)(3)	$(22.2	)(1)	$(21.3	)(3)
Property and other	(3.3	)(2)	15.1	(4)	(5.6	)(2)	6.7	(4)

Total	$(11.5)		$8.9		$(27.8)		$(14.6)

(1)	Primarily reflects favorable development in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years.
(2)	Primarily reflects favorable development on unallocated LAE reserves and prior year catastrophe reserves from recent accident years.
(3)	Primarily reflects favorable development in the umbrella/excess liability, professional liability and general liability lines of business, and primarily related to the 2005 through 2009 accident years.
(4)	Includes $8.5 million of unfavorable development in the third quarter of 2013 from Hurricane Katrina, which resulted from a significant claim that settled for more than previously estimated due to an adverse court ruling.

The favorable development in the third quarter and first nine months of 2014 and 2013 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Specifically relating to the favorable development in the first nine months of 2014, actual losses relating to prior accident years for such lines of business, which include both loss payments and case reserves, were lower than expected through September 30, 2014. The amount of lower actual losses than expected, expressed as a percentage of carried loss and LAE reserves at the beginning of the year, was 1.3 percent. The favorable development in the first nine months of 2014 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2014.

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2014 compared with the corresponding 2013 periods are due primarily to the impact of higher net premiums earned.

The increase in RSUI’s underwriting profit in the third quarter of 2014 compared with the third quarter of 2013 reflects the impact of an increase in net premiums earned and a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses, all as discussed above. The increase in RSUI’s underwriting profit in the first nine months of 2014 compared with the first nine months of 2013 reflects the impact of an increase in net premiums earned, partially offset by increases in net loss and LAE and commissions, brokerage and other underwriting expenses, all as discussed above.

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

RSUI placed its catastrophe reinsurance program for the 2014 to 2015 period on May 1, 2014. The new catastrophe reinsurance program provides coverage in three layers for $600.0 million of losses in excess of a $200.0 million net retention after application of the surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. In addition, RSUI’s property per risk reinsurance program for the 2014 to 2015 period provides RSUI with coverage for $90.0 million of losses, subject to a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of the surplus share treaties and facultative reinsurance.

On April 2, 2014, A.M. Best Company, Inc. upgraded the financial strength rating to A+ (Superior) from A (Excellent) for RSUI’s wholly-owned subsidiaries, RSUI Indemnity Company, Landmark American Insurance Company and Covington Specialty Insurance Company, with the latter two companies being rated on a reinsured basis.

CapSpecialty. The increase in gross premiums written in the third quarter of 2014 from the third quarter of 2013 reflects growth in the professional lines of business, partially offset by declines in other property and casualty lines of business and the surety lines of business. The increase in gross premiums written in the first nine months of 2014 from the first nine months of 2013 reflects growth in property and casualty lines of business writings, including strong growth in the professional lines. Net premiums earned increased in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflecting an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned arising from an increase in reinsurance coverage.

The increases in net loss and LAE in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect the impact of higher net premiums earned and higher property losses, partially offset by favorable prior accident year development on loss reserves in 2014 compared with unfavorable development on loss reserves in 2013. Higher property losses in 2014 arose from fire and weather-related losses. Net loss and LAE for the first nine months of 2014 reflect high property losses from severe winter weather.

Net loss and LAE in the third quarter and first nine months of 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in millions)
Ongoing lines of business	$(1.3	)(2)	$1.6	(3)	$(0.6	)(4)	$1.6	(3)
Terminated Program(1)	—		—		—		4.3
Asbestos-related illness and environmental impairment liability	—		—		—		(4.0)

Total	$(1.3)		$1.6		$(0.6)		$1.9

(1)	Represents certain specialty classes of business written through a program administrator in connection with a terminated program.
(2)	Primarily reflects favorable development in the casualty and surety lines of business primarily related to the 2012 accident year.
(3)	Primarily reflects unfavorable development in certain casualty lines of business.
(4)	Primarily reflects favorable development in the surety lines of business primarily in the 2013 and 2012 accident years, partially offset by net unfavorable development in the casualty lines of business.

The favorable development in the third quarter and first nine months of 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable development in the first nine months of 2014 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2014.

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect the impact of higher net premiums earned.

The decrease in CapSpecialty’s underwriting loss in the third quarter of 2014 from the third quarter of 2013 reflects an increase in net premiums earned, partially offset by an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, all as discussed above. The increase in CapSpecialty’s underwriting loss in the first nine months of 2014 from the first nine months of 2013 reflects an increase in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above.

PacificComp. The increases in gross premiums written and net premiums earned in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect PacificComp’s distribution initiatives and increased market acceptance of PacificComp’s product offerings.

The increases in net loss and LAE in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily reflect the impact of higher net premiums earned. Net loss and LAE includes $2.6 million and $6.5 million of unfavorable prior accident year development on loss reserves in the third quarter of 2014 and 2013, respectively, and $3.5 million and $8.0 million of unfavorable prior accident year development on loss reserves in the first nine months of 2014 and 2013, respectively, relating primarily to the 2009 and prior accident years.

PacificComp reported an underwriting loss of $6.1 million and $12.8 million in the third quarter of 2014 and 2013, respectively, and $14.3 million and $25.2 million in the first nine months of 2014 and 2013, respectively. The underwriting losses are primarily due to PacificComp’s ongoing expenses relative to comparatively low premiums earned and unfavorable prior accident year development on loss reserves. The decreases in underwriting losses in the third quarter and first nine months of 2014 compared with the corresponding 2013 periods are primarily due to increases in PacificComp’s net premiums earned and less unfavorable prior accident year development on loss reserves.

Total Reinsurance and Insurance Segments Investment Results

Following is information relating to segment investment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net investment income	$113.0	$106.1	$334.7	$295.5
Net realized capital gains	56.3	30.8	173.2	109.5
Other than temporary impairment losses	(0.7)	(0.7)	(6.9)	(41.9)

Net Investment Income. The increases in net investment income for the reinsurance and insurance segments in the third quarter and first nine months of 2014 from the corresponding 2013 periods are due primarily to more favorable reinvestment rates at TransRe as well as an increased allocation of our debt securities portfolio to higher yielding securities. The higher yielding securities relate primarily to an increased allocation to investment-grade and below investment-grade credit instruments managed through our investment management relationship with Ares.

Net Realized Capital Gains. Net realized capital gains for the three and nine months ended September 30, 2014 and 2013 generally reflect sales of equity securities. In addition, net realized capital gains for the nine months ended September 30, 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, and some additional realized capital gains taken on debt securities in the third quarter and first nine months of 2014. Net realized capital gains for the three and nine months ended September 30, 2013 include a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at CapSpecialty.

Other Than Temporary Impairment Losses. OTTI losses for the first nine months of 2014 reflect $6.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $6.9 million of OTTI losses, $5.3 million related to equity securities and $1.6 million related to debt securities. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. Of the $6.9 million of OTTI losses, $0.7 million was incurred in the third quarter of 2014.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2014 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of September 30, 2014); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of September 30, 2014.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	5.3	9.2	8.3	39.0
Net realized capital gains	3.1	(13.0)	24.5	(13.9)
Other than temporary impairment losses	—	—	—	—
Other income	37.9	15.1	104.0	33.9

Total revenues	46.3	11.3	136.8	59.0

Net loss and LAE	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	41.2	20.0	115.6	40.0
Corporate administration	9.4	3.7	31.4	26.0
Amortization of intangible assets	0.1	—	0.3	—
Interest expense	10.5	9.1	29.7	27.9

Losses before income taxes	$(14.9)	$(21.5)	$(40.2)	$(34.9)

In July 2014, ACC acquired a 30 percent equity interest in Jazwares, a toy and consumer electronics company, headquartered in Sunrise, Florida for $60.3 million. Jazwares is accounted for under the equity-method of accounting and is included in corporate activities for segment reporting purposes.

Corporate activities results include the results of Kentucky Trailer beginning August 30, 2013. Other income and other operating expenses increased in the third quarter and first nine months of 2014 from the corresponding 2013 periods primarily as a result of Kentucky Trailer.

Corporate administration expense increased in the third quarter and first nine months of 2014 from the corresponding 2013 periods due primarily to the absence of a one-time reduction in expenses from the freezing of pension benefits at the parent-level, which was significant in 2013. On July 16, 2013, our Board of Directors decided to: (i) freeze the benefits associated with our unfunded, noncontributory defined benefit pension plan for parent-level executives, effective December 31, 2013; and (ii) terminate our two retiree health plans for parent-level executives and employees, effective September 30, 2013. As a result of these decisions, we recorded a pre-tax $8.8 million reduction to corporate administration expense in the third quarter of 2013.

Net investment income decreased in the third quarter and first nine months of 2014 from the corresponding 2013 periods due primarily to the absence of income from Homesite, partially offset by an increase in interest, dividends and other-net, which includes our equity share of results in Jazwares, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Homesite(1)	$—	$7.7	$—	$32.2
ORX	0.1	(2.3)	(0.6)	(1.9)
Interest, dividends and other - net	5.2	3.8	8.9	8.7

Net investment income	$5.3	$9.2	$8.3	$39.0

(1)	Homesite was sold on December 31, 2013. The Homesite gain in the first nine months of 2013 primarily reflects favorable tax-related adjustments, favorable levels of weather-related claims and favorable development on Homesite’s loss and LAE reserves.

The decrease in net losses before income taxes in the third quarter of 2014 from the third quarter of 2013 primarily reflects increases in other income and net realized capital gains for the third quarter of 2014 compared with net realized capital losses for the third quarter of 2013, partially offset by increases in other operating expenses and corporate administration expense, and a decrease in net investment income. The increase in net losses before income taxes in the first nine months of 2014 from the first nine months of 2013 primarily reflects increases in other operating expenses and corporate administration expense, and a decrease in net investment income, partially offset by an increase in other income and net realized capital gains for the first nine months of 2014 compared with net realized capital losses for the first nine months of 2013.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance subsidiaries on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported losses) and LAE.

	As of September 30, 2014			As of December 31, 2013
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$1,021.9	$(52.0)	$969.9	$1,109.4	$(47.2)	$1,062.2
Casualty & other(1)	8,171.7	(422.0)	7,749.7	8,363.7	(406.9)	7,956.8

	9,193.6	(474.0)	8,719.6	9,473.1	(454.1)	9,019.0

Insurance Segment
Property	316.1	(134.0)	182.1	384.9	(176.3)	208.6
Casualty(2)	1,904.7	(672.8)	1,231.9	1,827.5	(648.9)	1,178.6
Workers’ Compensation	162.3	(3.7)	158.6	156.4	(3.8)	152.6
All other(3)	186.4	(76.6)	109.8	165.5	(73.9)	91.6

	2,569.5	(887.1)	1,682.4	2,534.3	(902.9)	1,631.4

Eliminations	(56.0)	56.0	—	(54.9)	54.9	—

Total	$11,707.1	$(1,305.1)	$10,402.0	$11,952.5	$(1,302.1)	$10,650.4

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of direct: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril, surety and loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between September 30, 2014 and December 31, 2013. Gross and net loss and LAE reserves as of September 30, 2014 decreased from December 31, 2013, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by an increase in our insurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to catastrophic events occurring in prior years, and the impact of changes in foreign currency exchange rates. The increase in gross and net loss and LAE reserves in the insurance segment primarily reflects the impact of increasing net premiums earned.

Reinsurance Recoverables

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

As of September 30, 2014, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,370.9 million, consisting of $1,305.1 million of ceded outstanding loss and LAE and $65.8 million of recoverables on paid losses. See Part I, Item 1, “Business – Reinsurance Protection” of the 2013 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2014 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
		(dollars in millions)
Swiss Reinsurance Company	A+ (Superior)	$155.7	11.4%
American International Group, Inc.	A (Excellent)	145.1	10.6
PartnerRe Ltd.	A+ (Superior)	108.9	7.9
Platinum Underwriters Holdings, Ltd.	A (Excellent)	96.5	7.0
Syndicates at Lloyd’s of London	A (Excellent)	90.1	6.6
W.R. Berkley Corporation	A+ (Superior)	84.1	6.1
Chubb Corporation	A++ (Superior)	74.9	5.5
Ace Ltd.	A++ (Superior)	53.3	3.9
Munich Reinsurance	A+ (Superior)	40.8	3.0
HCC Insurance Holdings Inc.	A+ (Superior)	32.0	2.3
All other reinsurers		489.5	35.7

Total reinsurance recoverables(3)		$1,370.9	100.0%

Secured reinsurance recoverables(4)		$128.4	9.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 95 percent of our reinsurance recoverables balance as of September 30, 2014 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of September 30, 2014.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2014, we held total marketable securities and cash of $1,270.1 million, compared with $840.0 million as of December 31, 2013. The increase during the first nine months of 2014 primarily reflects the net proceeds from our recent debt issuance, which was subsequently used to redeem existing TransRe debt on October 15, 2014, as further described below, as well as the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, as further disclosed below. The $1,270.1 million is comprised of $583.2 million at the parent company, $483.8 million at AIHL and $203.1 million at the TransRe holding company. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2014.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.4 billion as of September 30, 2014, compared with approximately $6.9 billion as of December 31, 2013. The increase in stockholders’ equity in the first nine months of 2014 primarily reflects net earnings and an increase in unrealized appreciation on our debt securities portfolio, due to a modest decrease in longer-term interest rates that occurred in the first nine months of 2014, partially offset by repurchases of our common stock. As of September 30, 2014, we had 16,236,861 shares of our common stock outstanding, compared with 16,766,192 shares of our common stock outstanding as of December 31, 2013.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044, or the “2044 Senior Notes.” The 2044 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2044 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The terms of the 2044 Senior Notes permit redemption prior to their maturity. The indenture under which the 2044 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2044 Senior Notes were issued at approximately 99.3 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $294.3 million, and an effective yield of approximately 5.0 percent. Approximately $3.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2044 Senior Notes.

On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes,” for $324.4 million, consisting of the $300.0 million aggregate principal amount redeemed, $18.6 million of redemption premium and $5.8 million of accrued and unpaid interest to the date of redemption. Of the $324.4 million redemption amount, $294.3 million was funded by a capital contribution from Alleghany using the net proceeds from the sale of the 2044 Senior Notes. As a result of this early extinguishment of debt, TransRe will record a realized loss, before tax, of $9.4 million in the fourth quarter of 2014.

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

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” with certain lenders, which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement since its inception through September 30, 2014.

Common Stock Repurchases. In October 2012, our Board of Directors authorized a program to repurchase shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million, or the “2012 Repurchase Program.” As of September 30, 2014, we had repurchased approximately $280.6 million of shares under the 2012 Repurchase Program. In July 2014, our Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million upon the completion of the 2012 Repurchase Program.

During the first nine months of 2014, we repurchased an aggregate of 549,853 shares of our common stock in the open market for $222.4 million, at an average price per share of $404.55, of which 148,231 shares were repurchased in the third quarter of 2014 for $62.5 million, at an average price per share of $421.89.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative investment. As of September 30, 2014, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $226.8 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, our equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. At our discretion, half of these interests may be converted beginning at the end of a one-year waiting period, and the remaining half may be converted beginning at the end of a two-year waiting period. Until our limited partner interests convert into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of September 30, 2014, AIHL’s carrying value in Ares was $232.6 million, which is net of returns of capital received from Ares.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources, and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2014.

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

Our non-insurance operating subsidiaries, particularly SORC, have largely depended on Alleghany to support their growth. From formation in 2011 through September 30, 2014, we have invested $127.2 million in SORC. In April 2014, SORC obtained a $250.0 million secured bank credit facility. As of September 30, 2014, SORC had $5.2 million of borrowings under the facility, representing its current borrowing capacity. In addition, Kentucky Trailer had $20.2 million of borrowings as of September 30, 2014 related to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or ACC, and they are classified as a component of other liabilities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of the Standard & Poor’s Ratings Services, Moody’s Investors Service Inc. or Fitch Ratings. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2014 and December 31, 2013 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2014. As of September 30, 2014, the ratings of our debt securities portfolio were as follows:

	Ratings as of September 30, 2014
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	(dollars in millions)
U.S. Government obligations	$—	$377.7	$—	$—	$—	$377.7
Municipal bonds	833.6	3,495.1	1,096.9	3.9	—	5,429.5
Foreign government obligations	450.0	313.5	136.6	10.4	—	910.5
U.S. corporate bonds	17.9	178.9	669.0	1,045.4	409.3	2,320.5
Foreign corporate bonds	170.3	386.8	702.6	263.6	90.4	1,613.7
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	31.3	1,542.6	10.2	1.5	70.0	1,655.6
Commercial mortgage-backed securities (“CMBS”)	422.5	386.3	225.7	94.4	7.0	1,135.9
Other asset-backed securities	859.1	40.1	107.1	312.4	4.1	1,322.8

Total debt securities	$2,784.7	$6,721.0	$2,948.1	$1,731.6	$580.8	$14,766.2

Percentage of debt securities	18.9%	45.5%	20.0%	11.7%	3.9%	100.0%

(1)	Consists of $122.7 million of securities rated BB / Ba, $305.3 million of securities rated B, $98.3 million of securities rated CCC, $16.2 million of securities rated CC, $4.8 million of securities rated below CC and $33.5 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale (“AFS”).

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of September 30, 2014, our debt securities portfolio had an effective duration of approximately 3.8 years compared with 4.5 years as of December 31, 2013. The decline in duration for the first nine months of 2014 primarily reflects the sales of long-dated U.S. Treasury Strip debt securities in April 2014. As of September 30, 2014, approximately $4.2 billion, or 28.3 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $19.2 billion as of September 30, 2014 from approximately $19.0 billion as of December 31, 2013, primarily reflecting the net proceeds from the recent issuance of the 2044 Senior Notes, the impact of an increase in unrealized appreciation on our debt securities portfolio, due to a modest decrease in longer-term interest rates that occurred in the first nine months of 2014, partially offset by the impact of repurchases of our common stock, the impact of changes in foreign currency exchange rates, and the increase in cash balances.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,477.8	$18,477.8	$18,632.2	$18,632.2

Liabilities
Senior Notes(2)	$2,079.2	$2,271.4	$1,794.4	$1,887.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q, and Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2013 10-K for additional information.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2014 and December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2014
Equity securities:
Common stock	$2,890.8	$—	$4.5	$2,895.3
Preferred stock	—	—	—	—

Total equity securities	2,890.8	—	4.5	2,895.3

Debt securities:
U.S. Government obligations	—	377.7	—	377.7
Municipal bonds	—	5,429.5	—	5,429.5
Foreign government obligations	—	910.5	—	910.5
U.S. corporate bonds	—	2,274.2	46.3	2,320.5
Foreign corporate bonds	—	1,612.6	1.1	1,613.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,590.7	64.9	1,655.6
CMBS	—	1,099.1	36.8	1,135.9
Other asset-backed securities(2)	—	401.1	921.7	1,322.8

Total debt securities	—	13,695.4	1,070.8	14,766.2
Short-term investments	—	792.0	—	792.0
Other invested assets(3)	—	—	24.3	24.3

Total investments (excluding equity method investments)	$2,890.8	$14,487.4	$1,099.6	$18,477.8

Senior Notes	$—	$2,271.4	$—	$2,271.4

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2013
Equity securities:
Common stock	$2,229.4	$—	$—	$2,229.4
Preferred stock	—	—	—	—

Total equity securities	2,229.4	—	—	2,229.4

Debt securities:
U.S. Government obligations	—	955.0	—	955.0
Municipal bonds	—	5,590.1	—	5,590.1
Foreign government obligations	—	975.4	—	975.4
U.S. corporate bonds	—	2,285.4	27.5	2,312.9
Foreign corporate bonds	—	1,830.7	1.0	1,831.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,469.0	78.8	1,547.8
CMBS	—	824.8	60.8	885.6
Other asset-backed securities(2)	—	446.0	258.4	704.4

Total debt securities	—	14,376.4	426.5	14,802.9
Short-term investments	—	1,317.9	—	1,317.9
Other invested assets(3)	—	—	282.0	282.0

Total investments (excluding equity method investments)	$2,229.4	$15,694.3	$708.5	$18,632.2

Senior Notes	$—	$1,887.7	$—	$1,887.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $887.5 million and $237.2 million of collateralized loan obligations as of September 30, 2014 and December 31, 2013, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2014, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
Texas	$45.2	$—	$—	$—	$42.8	$68.2	$74.2	$—	$230.4	$262.8	$493.2
New York	19.9	—	5.3	—	91.7	173.2	101.3	73.0	464.4	18.1	482.5
California	23.8	43.1	—	22.6	—	53.5	92.2	0.7	235.9	161.6	397.5
Massachusetts	21.1	24.6	3.6	—	34.0	61.9	7.7	0.6	153.5	132.8	286.3
North Carolina	21.5	17.3	5.8	—	—	0.6	25.6	23.1	93.9	126.3	220.2
Arizona	1.9	28.5	—	—	44.4	0.6	79.7	34.5	189.6	—	189.6
Illinois	15.0	30.8	1.7	—	15.1	36.3	11.7	—	110.6	48.7	159.3
Ohio	46.2	5.3	0.9	2.5	—	1.7	74.3	—	130.9	25.6	156.5
Missouri	4.7	77.2	3.6	—	—	10.2	44.6	7.0	147.3	6.4	153.7
Florida	—	—	1.3	45.2	10.2	46.6	6.2	2.8	112.3	22.1	134.4
All other states	179.6	22.7	72.8	142.5	168.9	299.1	234.4	112.3	1,232.3	486.1	1,718.4

Total	$378.9	$249.5	$95.0	$212.8	$407.1	$751.9	$751.9	$254.0	$3,101.1	$1,290.5	4,391.6

Total advance refunded / escrowed maturity bonds											1,037.9

Total municipal bonds											$5,429.5

Recent Accounting Standards

Future Application of Accounting Standards

In April 2014, the Financial Accounting Standards Board, or the “FASB,” issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations. This guidance is effective in the first quarter of 2015. We will adopt this guidance in the first quarter of 2015, and we do not currently believe that the implementation will have an impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of September 30, 2014 of our (i) consolidated debt securities and (ii) senior notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2014 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(dollars in millions)
Assets:
Debt securities, fair value	$15,668.5	$15,556.2	$15,243.2	$14,766.2	$14,196.3	$13,632.2	$13,093.2
Estimated change in fair value	$902.3	$790.0	$477.0	$—	$(569.9)	$(1,134.0)	$(1,673.0)
Liabilities:
Senior notes, fair value	$2,888.2	$2,646.4	$2,445.0	$2,271.4	$2,123.4	$1,996.3	$1,886.4
Estimated change in fair value	$616.8	$375.0	$173.6	$—	$(148.0)	$(275.1)	$(385.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2014 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2014
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 2,895.3	20% Increase	$3,474.4	5.1%
	20% Decrease	$2,316.2	-5.1%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $293.5 million as of September 30, 2014.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency, and conduct business in their local currency, as well as the currencies of the other countries in which they operate. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of September 30, 2014 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2014
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 321.8 (1)	20% Increase	$386.2	0.6%
	20% Decrease	$257.4	-0.6%

(1)	Denotes a net asset position as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended September 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases in the quarter ended September 30, 2014:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 to July 31	18,877	$420.06	18,877	$423.9
August 1 to August 31	39,561	417.11	39,561	407.5
September 1 to September 30	89,793	424.38	89,793	369.4

Total	148,231	421.89	148,231

(1)	In October 2012, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million. In July 2014, our Board of Directors authorized the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million upon the completion of the previously announced program. The additional amount of repurchases authorized in July 2014 is reflected in this table.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Third Supplemental Indenture, dated as of September 9, 2014, by and between Alleghany Corporation and the Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated therein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: November 3, 2014	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Third Supplemental Indenture, dated as of September 9, 2014, by and between Alleghany Corporation and the Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated therein by reference.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv) Notes to Unaudited Consolidated Financial Statements.