Form 10-Q
period 2015-03-31
ALLEGHANY CORP /DE
filed 2015-05-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

16,000,000 SHARES, PAR VALUE $1.00 PER SHARE, AS OF APRIL 28, 2015

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2015 – $2,573,160; 2014 – $2,366,035)	$3,053,543	$2,815,484
Debt securities (amortized cost: 2015 – $14,363,443; 2014 – $14,364,430)	14,670,207	14,598,641
Short-term investments	513,544	715,553

	18,237,294	18,129,678
Other invested assets	740,501	705,665

Total investments	18,977,795	18,835,343
Cash	537,485	605,259
Accrued investment income	126,037	136,511
Premium balances receivable	639,566	683,848
Reinsurance recoverables	1,369,952	1,361,083
Ceded unearned premiums	197,191	184,435
Deferred acquisition costs	369,831	353,169
Property and equipment at cost, net of accumulated depreciation and amortization	95,342	88,910
Goodwill	111,904	111,904
Intangible assets, net of amortization	135,039	133,378
Current taxes receivable	69,959	91,202
Net deferred tax assets	339,677	389,597
Other assets	591,156	514,797

Total assets	$23,560,934	$23,489,436

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,414,335	$11,597,216
Unearned premiums	1,902,828	1,834,184
Senior Notes	1,764,603	1,767,125
Reinsurance payable	88,184	79,100
Other liabilities	752,671	729,767

Total liabilities	15,922,621	16,007,392

Common stock (shares authorized: 2015 and 2014 – 22,000,000; shares issued: 2015 and 2014 –17,459,961)	17,460	17,460
Contributed capital	3,610,782	3,610,717
Accumulated other comprehensive income	409,789	353,584
Treasury stock, at cost (2015 – 1,459,166 shares; 2014 – 1,405,638 shares)	(532,362)	(507,699)
Retained earnings	4,124,575	3,999,366

Total stockholders’ equity attributable to Alleghany stockholders	7,630,244	7,473,428
Noncontrolling interest	8,069	8,616

Total stockholders’ equity	7,638,313	7,482,044

Total liabilities and stockholders’ equity	$23,560,934	$23,489,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,017,171	$1,053,997
Net investment income	113,382	110,583
Net realized capital gains	43,151	96,836
Other than temporary impairment losses	(52,281)	(5,220)
Other income	36,200	30,446

Total revenues	1,157,623	1,286,642

Costs and Expenses
Net loss and loss adjustment expenses	546,916	611,159
Commissions, brokerage and other underwriting expenses	343,609	324,236
Other operating expenses	67,405	53,342
Corporate administration	12,678	9,632
Amortization of intangible assets	(1,660)	(1,861)
Interest expense	23,092	21,811

Total costs and expenses	992,040	1,018,319

Earnings before income taxes	165,583	268,323
Income taxes	40,163	63,682

Net earnings	125,420	204,641
Net earnings (losses) attributable to noncontrolling interest	211	(239)

Net earnings attributable to Alleghany stockholders	$125,209	$204,880

Net earnings	$125,420	$204,641
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $33,141 and $81,364 for 2015 and 2014, respectively	61,548	151,104
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $3,196 and ($32,066) for 2015 and 2014, respectively	5,935	(59,550)
Change in unrealized currency translation adjustment, net of deferred taxes of ($5,791)and $233 for 2015 and 2014, respectively	(10,755)	432
Retirement plans	(522)	133

Comprehensive income	181,626	296,760
Comprehensive income (losses) attributable to noncontrolling interest	211	(239)

Comprehensive income attributable to Alleghany stockholders	$181,415	$296,999

Basic earnings per share attributable to Alleghany stockholders	$7.82	$12.28
Diluted earnings per share attributable to Alleghany stockholders	7.82	12.28

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net earnings	$125,420	$204,641
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	42,083	34,406
Net realized capital (gains) losses	(43,151)	(96,836)
Other than temporary impairment losses	52,281	5,220
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	215	26,318
(Increase) decrease in premium balances receivable	44,282	(113,005)
(Increase) decrease in ceded unearned premiums	(12,756)	(12,011)
(Increase) decrease in deferred acquisition costs	(16,662)	(23,658)
Increase (decrease) in unearned premiums	68,644	92,398
Increase (decrease) in loss and loss adjustment expenses	(182,881)	(87,822)
Change in unrealized foreign exchange losses (gains)	154,741	(18,543)
Other, net	(14,895)	(126,845)

Net adjustments	91,901	(320,378)

Net cash provided by (used in) operating activities	217,321	(115,737)

Cash flows from investing activities
Purchases of debt securities	(2,122,464)	(1,744,739)
Purchases of equity securities	(1,385,109)	(704,290)
Sales of debt securities	1,596,406	1,668,560
Maturities and redemptions of debt securities	353,149	244,451
Sales of equity securities	1,132,816	314,160
Net (purchase) sale in short-term investments	230,725	418,649
Purchases of property and equipment	(10,609)	(12,019)
Purchase of subsidiary, net of cash acquired	(43,900)	—
Other, net	1,232	(1,499)

Net cash (used in) provided by investing activities	(247,754)	183,273

Cash flows from financing activities
Treasury stock acquisitions	(26,632)	(94,642)
Other, net	7,344	8,929

Net cash (used in) provided by financing activities	(19,288)	(85,713)

Effect of exchange rate changes on cash	(18,053)	1,276

Net (decrease) increase in cash	(67,774)	(16,901)
Cash at beginning of period	605,259	498,315

Cash at end of period	$537,485	$481,414

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$16,406	$8,580
Income taxes paid (refunds received)	(1,787)	71,106

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”) has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. AIHL Re is a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates. On March 6, 2012, Alleghany consummated a merger transaction with Transatlantic Holdings, Inc. (“TransRe”), at which time TransRe became one of Alleghany’s wholly-owned subsidiaries and Alleghany’s reinsurance operations commenced. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC (“Roundwood”).

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“ACC”). ACC’s private capital investments are included in corporate activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Austin, Texas; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) an approximately 40 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (v) a 30 percent equity interest in Jazwares, LLC (“Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida, which interest was acquired on July 31, 2014 for $60.3 million. ORX and Jazwares are accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest. Bourn & Koch and Kentucky Trailer each had approximately 20 percent noncontrolling interests outstanding during the first quarter of 2015 and 2014.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

(c) Recent Accounting Standards

Recently Adopted

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosure about discontinued operations. This guidance is effective in the first quarter of 2015. Alleghany adopted this guidance in the first quarter of 2015 and the implementation did not have an impact on its results of operations and financial condition.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. This guidance is effective in the first quarter of 2017 for public entities, with earlier adoption not permitted. Alleghany will adopt this guidance in the first quarter of 2017 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

In February 2015, the FASB issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under the new guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance is effective in the first quarter of 2016 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2016 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

In April 2015, the FASB issued guidance that requires debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance is effective in the first quarter of 2016 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2016 and does not currently believe that the implementation will have an impact on its results of operations and financial condition.

2.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,261.7	$18,261.7	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,764.6	$1,958.0	$1,767.1	$1,948.6

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. Fair value for all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2015
Equity securities:
Common stock	$3,045.9	$7.6	$—	$3,053.5
Preferred stock	—	—	—	—

Total equity securities	3,045.9	7.6	—	3,053.5

Debt securities:
U.S. Government obligations	—	525.3	—	525.3
Municipal bonds	—	5,167.7	—	5,167.7
Foreign government obligations	—	820.8	—	820.8
U.S. corporate bonds	—	2,077.9	32.6	2,110.5
Foreign corporate bonds	—	1,412.2	2.2	1,414.4
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,803.9	17.6	1,821.5
Commercial mortgage-backed securities (“CMBS”)	—	1,180.9	23.2	1,204.1
Other asset-backed securities(2)	—	683.0	922.9	1,605.9

Total debt securities	—	13,671.7	998.5	14,670.2
Short-term investments	—	513.6	—	513.6
Other invested assets(3)	—	—	24.4	24.4

Total investments (excluding equity method investments)	$3,045.9	$14,192.9	$1,022.9	$18,261.7

Senior Notes	$—	$1,958.0	$—	$1,958.0

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$—	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,805.3	10.2	—	2,815.5

Debt securities:
U.S. Government obligations	—	541.1	—	541.1
Municipal bonds	—	5,197.5	—	5,197.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,118.1	36.7	2,154.8
Foreign corporate bonds	—	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,637.7	18.2	1,655.9
CMBS	—	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	—	586.8	933.1	1,519.9

Total debt securities	—	13,581.3	1,017.3	14,598.6
Short-term investments	—	715.6	—	715.6
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$—	$1,948.6	$—	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $907.1 million and $900.7 million of collateralized loan obligations as of March 31, 2015 and December 31, 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

In the three months ended March 31, 2015, there were transfers of $10.4 million of debt securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets. Of the $10.4 million, $6.8 million related to U.S. corporate bonds and $3.6 million related to foreign corporate bonds.

In the three months ended March 31, 2015, there were no transfers of securities into Level 3. There were no other significant transfers between Levels 1, 2 or 3 in the three months ended March 31, 2015.

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

The following tables present reconciliations of the changes during the three months ended March 31, 2015 and 2014 in Level 3 assets measured at fair value:

	Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2015	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.1	—	0.1	(0.1)	0.6	—	0.7
Other comprehensive income	0.4	—	—	(0.4)	7.8	0.3	8.1
Purchases	6.7	—	—	0.9	35.0	—	42.6
Sales	(0.5)	(0.2)	—	—	(53.1)	—	(53.8)
Issuances	—	—	—	—	—	—	—
Settlements	(4.0)	—	(0.7)	(0.5)	(0.5)	—	(5.7)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(6.8)	(3.6)	—	—	—	—	(10.4)

Balance as of March 31, 2015	$32.6	$2.2	$17.6	$23.2	$922.9	$24.4	$1,022.9

	Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2014	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2014	$27.5	$1.0	$78.8	$60.8	$258.4	$282.0	$708.5
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	—	1.0	(0.1)	0.2	(0.1)	1.0
Other comprehensive income	0.1	—	0.3	(0.6)	0.6	0.3	0.7
Purchases	8.1	1.3	—	14.0	335.4	—	358.8
Sales	(7.6)	(1.1)	—	(1.0)	(0.2)	—	(9.9)
Issuances	—	—	—	—	—	—	—
Settlements	0.8	—	(2.2)	(12.5)	(2.3)	(9.8)	(26.0)
Transfers into Level 3	5.9	—	—	—	29.1	—	35.0
Transfers out of Level 3	—	—	—	—	—	(5.2)	(5.2)

Balance as of March 31, 2014	$34.8	$1.2	$77.9	$60.6	$621.2	$267.2	$1,062.9

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of March 31, 2015 and 2014.

Net unrealized losses related to Level 3 investments as of March 31, 2015 and December 31, 2014 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of March 31, 2015 and December 31, 2014 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of March 31, 2015
Equity securities:
Common stock	$2,573.2	$495.3	$(15.0)	$3,053.5
Preferred stock	—	—	—	—

Total equity securities	2,573.2	495.3	(15.0)	3,053.5

Debt securities:
U.S. Government obligations	521.5	5.0	(1.2)	525.3
Municipal bonds	5,032.7	144.1	(9.1)	5,167.7
Foreign government obligations	793.2	27.7	(0.1)	820.8
U.S. corporate bonds	2,072.8	50.3	(12.6)	2,110.5
Foreign corporate bonds	1,367.3	49.3	(2.2)	1,414.4
Mortgage and asset-backed securities:
RMBS	1,801.2	27.1	(6.8)	1,821.5
CMBS	1,170.2	34.5	(0.6)	1,204.1
Other asset-backed securities(1)	1,604.6	6.1	(4.8)	1,605.9

Total debt securities	14,363.5	344.1	(37.4)	14,670.2
Short-term investments	513.6	—	—	513.6

Total	$17,450.3	$839.4	$(52.4)	$18,237.3

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,366.0	$530.3	$(80.8)	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,366.0	530.3	(80.8)	2,815.5

Debt securities:
U.S. Government obligations	541.2	3.4	(3.5)	541.1
Municipal bonds	5,067.3	139.3	(9.1)	5,197.5
Foreign government obligations	876.7	23.7	—	900.4
U.S. corporate bonds	2,136.5	39.5	(21.2)	2,154.8
Foreign corporate bonds	1,460.5	47.7	(4.5)	1,503.7
Mortgage and asset-backed securities:
RMBS	1,646.9	20.7	(11.7)	1,655.9
CMBS	1,104.2	22.5	(1.4)	1,125.3
Other asset-backed securities(1)	1,531.2	2.2	(13.5)	1,519.9

Total debt securities	14,364.5	299.0	(64.9)	14,598.6
Short-term investments	715.6	—	—	715.6

Total	$17,446.1	$829.3	$(145.7)	$18,129.7

(1)	Includes $907.1 million and $900.7 million of collateralized loan obligations as of March 31, 2015 and December 31, 2014, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$513.6	$513.6

Mortgage and asset-backed securities(1)	4,576.0	4,631.5
Debt securities with maturity dates:
One year or less	585.2	588.8
Over one through five years	3,254.5	3,306.6
Over five through ten years	2,764.4	2,858.5
Over ten years	3,183.4	3,284.8

Total debt securities	14,363.5	14,670.2

Equity securities	2,573.2	3,053.5

Total	$17,450.3	$18,237.3

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest income	$94.7	$95.3
Dividend income	14.5	13.6
Investment expenses	(7.3)	(7.0)
Equity in results of Pillar Investments(1)	6.6	3.9
Equity in results of Ares(1)	2.3	0.1
Equity in results of ORX	(1.0)	0.4
Other investment results	3.6	4.3

Total	$113.4	$110.6

(1)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares, each as defined in Note 3(g).

As of March 31, 2015, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $2.7 billion and $2.0 billion for the three months ended March 31, 2015 and 2014, respectively.

Realized capital gains and losses for the three months ended March 31, 2015 and 2014 primarily reflect sales of equity securities. The amounts of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Gross realized capital gains	$114.4	$107.7
Gross realized capital losses	(71.3)	(10.9)

Net realized capital gains	$43.1	$96.8

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

OTTI losses in the first quarter of 2015 reflect $52.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. All of the OTTI losses incurred in the first quarter of 2015 related to equity securities, primarily in the energy and gaming sectors. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in the fair value of equity securities relative to their costs.

OTTI losses in the first quarter of 2014 reflect $5.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. All of the OTTI losses incurred in the first quarter of 2014 related to equity securities in the mining and technology sectors.

The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that Alleghany lacked the intent to hold the equity securities for a period of time sufficient to allow for an anticipated recovery.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2015); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of March 31, 2015 and December 31, 2014, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of March 31, 2015
Equity securities:
Common stock	$448.1	$15.0	$—	$—	$448.1	$15.0
Preferred stock	—	—	—	—	—	—

Total equity securities	448.1	15.0	—	—	448.1	15.0

Debt securities:
U.S. Government obligations	222.3	1.2	8.2	—	230.5	1.2
Municipal bonds	347.1	3.2	104.6	5.9	451.7	9.1
Foreign government obligations	148.5	0.1	—	—	148.5	0.1
U.S. corporate bonds	250.8	9.2	89.9	3.4	340.7	12.6
Foreign corporate bonds	45.6	1.4	15.4	0.8	61.0	2.2
Mortgage and asset-backed securities:
RMBS	245.3	0.8	423.5	6.0	668.8	6.8
CMBS	66.0	0.3	30.3	0.3	96.3	0.6
Other asset-backed securities	569.6	2.9	188.2	1.9	757.8	4.8

Total debt securities	1,895.2	19.1	860.1	18.3	2,755.3	37.4

Total temporarily impaired securities	$2,343.3	$34.1	$860.1	$18.3	$3,203.4	$52.4

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$514.4	$80.8	$—	$—	$514.4	$80.8
Preferred stock	—	—	—	—	—	—

Total equity securities	514.4	80.8	—	—	514.4	80.8

Debt securities:
U.S. Government obligations	270.5	3.1	16.3	0.4	286.8	3.5
Municipal bonds	105.2	0.8	372.0	8.3	477.2	9.1
Foreign government obligations	6.1	—	5.7	—	11.8	—
U.S. corporate bonds	574.7	17.2	150.7	4.0	725.4	21.2
Foreign corporate bonds	133.4	4.1	26.2	0.4	159.6	4.5
Mortgage and asset-backed securities:
RMBS	187.9	0.5	586.4	11.2	774.3	11.7
CMBS	176.5	0.7	60.9	0.7	237.4	1.4
Other asset-backed securities	1,041.1	12.7	175.3	0.8	1,216.4	13.5

Total debt securities	2,495.4	39.1	1,393.5	25.8	3,888.9	64.9

Total temporarily impaired securities	$3,009.8	$119.9	$1,393.5	$25.8	$4,403.3	$145.7

As of March 31, 2015, Alleghany held a total of 457 debt securities and equity securities that were in an unrealized loss position, of which 101 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 101 debt securities consisted primarily of losses related to RMBS, municipal bonds and U.S. corporate bonds.

As of March 31, 2015, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 4.2 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2015, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $242.3 million, which is reported in other invested assets on Alleghany’s consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management, L.P. (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. At Alleghany’s discretion, half of these interests may be converted beginning at the end of a one-year waiting period, and the remaining half may be converted beginning at the end of a two-year waiting period. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of March 31, 2015, AIHL’s carrying value in Ares was $230.5 million, which is net of returns of capital received from Ares.

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

(b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk, and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2015.

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. As of May 1, 2015, the catastrophe reinsurance program consists of three layers with the first two layers placed on May 1, 2015 and the third layer placed on May 1, 2014. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include terms as follows: 34.0 percent of coverage limits will expire on April 30, 2016, 33.0 percent of coverage limits will expire on April 30, 2017, and 33.0 percent of coverage limits will expire on April 30, 2018. The third layer of coverage will expire on April 30, 2017.

In addition, RSUI’s property per risk reinsurance program runs on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2015. On May 1, 2015, the property per risk program was renewed and will expire on April 30, 2016. For the 2015 to 2016 period, RSUI’s property per risk reinsurance program provides coverage for $90.0 million of losses, subject to a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of surplus share treaties and facultative reinsurance.

5.	Income Taxes

The effective tax rate on earnings before income taxes for the first three months of 2015 was 24.3 percent, compared with 23.7 percent for the first three months of 2014. The slight increase in the effective tax rate in the first quarter of 2015 compared to the first quarter of 2014 primarily reflects lower interest income arising from municipal bond securities, partially offset by lower taxable income in the first quarter of 2015.

Alleghany believes that, as of March 31, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of March 31, 2015.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, the Alleghany Board of Directors authorized a program to repurchase shares of common stock of Alleghany, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). In July 2014, the Alleghany Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program.

Pursuant to the Alleghany Board of Directors authorizations, Alleghany repurchased shares of its common stock in the three months ended March 31, 2015 and 2014 as follows:

	Three Months Ended March 31,
	2015	2014
Shares repurchased	58,950	242,608
Cost of shares repurchased (in millions)	$26.6	$94.6
Average price per share repurchased	$451.77	$390.10

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the three months ended March 31, 2015 and 2014 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	61.6	(10.8)	(0.5)	50.3
Reclassifications from accumulated other comprehensive income	5.9	—	—	5.9

Total	67.5	(10.8)	(0.5)	56.2

Balance as of March 31, 2015	$522.9	$(100.0)	$(13.1)	$409.8

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2014	$238.4	$(49.3)	$(2.2)	$186.9
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	151.1	0.4	0.1	151.6
Reclassifications from accumulated other comprehensive income	(59.5)	—	—	(59.5)

Total	91.6	0.4	0.1	92.1

Balance as of March 31, 2014	$330.0	$(48.9)	$(2.1)	$279.0

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three months ended March 31, 2015 and 2014 were as follows:

Accumulated Other Comprehensive	Line in Consolidated	Three Months Ended March 31,
Income Component	Statement of Earnings	2015	2014
		(in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(43.1)	$(96.8)
	Other than temporary impairment losses	52.3	5.2
	Income taxes	(3.3)	32.1

Total reclassifications:	Net earnings	$5.9	$(59.5)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$125.2	$204.9
Effect of dilutive securities	—	—

Income available to common stockholders for diluted earnings per share	$125.2	$204.9

Weighted average common shares outstanding applicable to basic earnings per share	16,014,223	16,683,864
Effect of dilutive securities	—	—

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,014,223	16,683,864

75,420 and 63,338 contingently issuable shares were potentially available during the first three months of 2015 and 2014, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

8.	Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Indemnification Obligations

On July 14, 2005, Alleghany completed the sale of its worldwide industrial minerals business. Pursuant to the terms of the sale, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties, and a special indemnification related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership, that will expire on July 31, 2016. Additional information about these indemnification obligations can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

(c) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

(d) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and loss adjustment expenses (“LAE”) include amounts for risks relating to asbestos-related illness and environmental impairment. As of March 31, 2015 and December 31, 2014, such gross and net reserves were as follows:

	March 31, 2015		December 31, 2014
	Gross	Net	Gross	Net
	(in millions)
TransRe	$610.7	$452.3	$593.5	$438.3
CapSpecialty	9.1	9.0	9.2	9.1

Total	$619.8	$461.3	$602.7	$447.4

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

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

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

The primary components of corporate activities are Alleghany Properties, SORC, Bourn & Koch, Kentucky Trailer and ORX and other activities at the parent level. Beginning July 31, 2014, corporate activities also includes Alleghany’s investment in Jazwares.

In addition, corporate activities include interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three months ended March 31, 2015 and 2014 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$271.6	$630.6	$902.2	$288.2	$54.5	$21.5	$364.2	$1,266.4	$(7.5)	$1,258.9
Net premiums written	210.1	618.7	828.8	190.5	50.6	21.2	262.3	1,091.1	—	1,091.1

Net premiums earned	215.6	531.3	746.9	203.1	47.6	19.6	270.3	1,017.2	—	1,017.2

Net loss and LAE	63.2	343.2	406.4	100.8	24.4	15.3	140.5	546.9	—	546.9
Commissions, brokerage and other underwriting expenses	66.9	189.8	256.7	55.3	22.8	8.8	86.9	343.6	—	343.6

Underwriting profit (loss)(4)	$85.5	$(1.7)	$83.8	$47.0	$0.4	$(4.5)	$42.9	126.7	—	126.7

Net investment income								110.8	2.6	113.4
Net realized capital gains								48.8	(5.7)	43.1
Other than temporary impairment losses								(52.3)	—	(52.3)
Other income								1.4	34.8	36.2
Other operating expenses								26.6	40.8	67.4
Corporate administration								0.3	12.4	12.7
Amortization of intangible assets								(1.8)	0.1	(1.7)
Interest expense								9.7	13.4	23.1

Earnings (losses) before income taxes								$200.6	$(35.0)	$165.6

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2014	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$298.6	$642.7	$941.3	$302.3	$49.1	$15.8	$367.2	$1,308.5	$(7.4)	$1,301.1
Net premiums written	250.6	629.2	879.8	195.4	43.3	15.5	254.2	1,134.0	—	1,134.0

Net premiums earned	234.5	558.8	793.3	204.0	42.3	14.4	260.7	1,054.0	—	1,054.0

Net loss and LAE	61.3	402.6	463.9	112.4	24.0	10.9	147.3	611.2	—	611.2
Commissions, brokerage and other underwriting expenses	65.3	174.1	239.4	54.8	22.0	8.0	84.8	324.2	—	324.2

Underwriting profit (loss)(4)	$107.9	$(17.9)	$90.0	$36.8	$(3.7)	$(4.5)	$28.6	118.6	—	118.6

Net investment income								109.2	1.4	110.6
Net realized capital gains								75.1	21.7	96.8
Other than temporary impairment losses								(5.2)	—	(5.2)
Other income								3.4	27.0	30.4
Other operating expenses								21.3	32.0	53.3
Corporate administration								—	9.6	9.6
Amortization of intangible assets								(1.9)	0.1	(1.8)
Interest expense								12.3	9.5	21.8

Earnings (losses) before income taxes								$269.4	$(1.1)	$268.3

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes underwriting results of AIHL Re.
(3)	Includes elimination of minor reinsurance activity between segments.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of March 31, 2015, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.5 billion, $6.4 billion and $0.7 billion, respectively, of which cash and invested assets represented $14.3 billion, $4.8 billion and $0.4 billion, respectively. As of March 31, 2015, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $5.2 billion, $2.8 billion and ($0.4) billion, respectively.

Included in corporate activities is debt associated with ACC’s operating subsidiaries. In this regard, SORC had $6.5 million of borrowings as of March 31, 2015, representing its borrowing capacity as of March 31, 2015 pursuant to a secured $250.0 million bank credit facility that was obtained in April 2014. In addition, Kentucky Trailer had $37.5 million of borrowings as of March 31, 2015 related to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or ACC, and they are classified as a component of other liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2014, or the “2014 10-K.”

References in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“ACC” are to our wholly-owned subsidiary Alleghany Capital Corporation,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc.,

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC; and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A, “Risk Factors” of the 2014 10-K.

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

•	Net earnings attributable to Alleghany stockholders were $125.2 million in the first quarter of 2015, compared with $204.9 million in the first quarter of 2014.

•	Earnings before income taxes were $165.6 million in the first quarter of 2015, compared with $268.3 million in the first quarter of 2014.

•	Net investment income increased by 2.5 percent in the first quarter of 2015 from the first quarter of 2014.

•	Net premiums written decreased by 3.8 percent in the first quarter of 2015 from the first quarter of 2014.

•	Underwriting profit was $126.7 million in the first quarter of 2015, compared with $118.6 million in the first quarter of 2014.

•	The combined ratio for our reinsurance and insurance segments was 87.6 percent in the first quarter of 2015 compared with 88.8 percent in the first quarter of 2014.

•	Catastrophe losses, net of reinsurance, were $1.8 million in the first quarter of 2015, compared with $9.6 million in first quarter of 2014.

•	Net favorable prior accident year development on loss and LAE reserves was $40.6 million in the first quarter of 2015, compared with $51.6 million in the first quarter of 2014.

As of March 31, 2015, we had total assets of $23.6 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.6 billion. As of March 31, 2015, we had consolidated total investments of approximately $19.0 billion, of which $14.7 billion was invested in debt securities, $3.1 billion was invested in equity securities, $0.5 billion was invested in short-term investments and $0.7 billion was invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenues
Net premiums earned	$1,017.2	$1,054.0
Net investment income	113.4	110.6
Net realized capital gains	43.1	96.8
Other than temporary impairment losses	(52.3)	(5.2)
Other income	36.2	30.4

Total revenues	1,157.6	1,286.6

Costs and Expenses
Net loss and loss adjustment expenses	546.9	611.2
Commissions, brokerage and other underwriting expenses	343.6	324.2
Other operating expenses	67.4	53.3
Corporate administration	12.7	9.6
Amortization of intangible assets	(1.7)	(1.8)
Interest expense	23.1	21.8

Total costs and expenses	992.0	1,018.3

Earnings before income taxes	165.6	268.3
Income taxes	40.2	63.7

Net earnings	125.4	204.6
Net earnings (losses) attributable to noncontrolling interest	0.2	(0.3)

Net earnings attributable to Alleghany stockholders	$125.2	$204.9

Revenues:
Total reinsurance and insurance segments	$1,125.9	$1,236.5
Corporate activities(1)	31.7	50.1

Earnings (losses) before income taxes:
Total reinsurance and insurance segments	$200.6	$269.4
Corporate activities(1)	(35.0)	(1.1)

(1)	Consists of Alleghany Properties, SORC, Bourn & Koch, Kentucky Trailer, our investment in ORX Exploration, Inc., or “ORX,” and corporate activities at the parent level. In addition, beginning July 31, 2014, corporate activities also includes our investment in Jazwares, LLC, or “Jazwares.” Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “total reinsurance and insurance segments.” Information related to the senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Segment results for our two reportable segments and for corporate activities for the three months ended March 31, 2015 and 2014 are shown in the tables below:

Three Months Ended March 31, 2015	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$902.2	$364.2	$1,266.4	$(7.5)	$1,258.9
Net premiums written	828.8	262.3	1,091.1	—	1,091.1

Net premiums earned	746.9	270.3	1,017.2	—	1,017.2

Net loss and LAE:
Current year (excluding catastrophe losses)	444.8	140.9	585.7	—	585.7
Current year catastrophe losses	—	1.8	1.8	—	1.8
Prior years	(38.4)	(2.2)	(40.6)	—	(40.6)

Total net loss and LAE	406.4	140.5	546.9	—	546.9
Commissions, brokerage and other underwriting expenses	256.7	86.9	343.6	—	343.6

Underwriting profit(2)	$83.8	$42.9	126.7	—	126.7

Net investment income			110.8	2.6	113.4
Net realized capital gains			48.8	(5.7)	43.1
Other than temporary impairment losses			(52.3)	—	(52.3)
Other income			1.4	34.8	36.2
Other operating expenses			26.6	40.8	67.4
Corporate administration			0.3	12.4	12.7
Amortization of intangible assets			(1.8)	0.1	(1.7)
Interest expense			9.7	13.4	23.1

Earnings (losses) before income taxes			$200.6	$(35.0)	$165.6

Loss ratio(3):
Current year (excluding catastrophe losses)	59.5%	52.1%	57.6%
Current year catastrophe losses	0.0%	0.7%	0.2%
Prior years	-5.1%	-0.8%	-4.0%

Total net loss and LAE	54.4%	52.0%	53.8%
Expense ratio(4)	34.4%	32.2%	33.8%

Combined ratio(5)	88.8%	84.2%	87.6%

Three Months Ended March 31, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$941.3	$367.2	$1,308.5	$(7.4)	$1,301.1
Net premiums written	879.8	254.2	1,134.0	—	1,134.0

Net premiums earned	793.3	260.7	1,054.0	—	1,054.0

Net loss and LAE:
Current year (excluding catastrophe losses)	509.2	144.0	653.2	—	653.2
Current year catastrophe losses	—	9.6	9.6	—	9.6
Prior years	(45.3)	(6.3)	(51.6)	—	(51.6)

Total net loss and LAE	463.9	147.3	611.2	—	611.2
Commissions, brokerage and other underwriting expenses	239.4	84.8	324.2	—	324.2

Underwriting profit(2)	$90.0	$28.6	118.6	—	118.6

Net investment income			109.2	1.4	110.6
Net realized capital gains			75.1	21.7	96.8
Other than temporary impairment losses			(5.2)	—	(5.2)
Other income			3.4	27.0	30.4
Other operating expenses			21.3	32.0	53.3
Corporate administration			—	9.6	9.6
Amortization of intangible assets			(1.9)	0.1	(1.8)
Interest expense			12.3	9.5	21.8

Earnings (losses) before income taxes			$269.4	$(1.1)	$268.3

Loss ratio(3):
Current year (excluding catastrophe losses)	64.2%	55.2%	62.0%
Current year catastrophe losses	0.0%	3.7%	0.9%
Prior years	-5.7%	-2.4%	-4.9%

Total net loss and LAE	58.5%	56.5%	58.0%
Expense ratio(4)	30.2%	32.5%	30.8%

Combined ratio(5)	88.7%	89.0%	88.8%

(1)	Total Segments excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of Three Months Ended March 31, 2015 and 2014

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
Premiums written:
Gross	$1,258.9	$1,301.1	-3.2%
Net	1,091.1	1,134.0	-3.8%
Net premiums earned	1,017.2	1,054.0	-3.5%

The decrease in gross premiums written and net premiums written in the first quarter of 2015 from the first quarter of 2014 primarily reflects a decrease at our reinsurance segment due primarily to the impact of changes in foreign exchange rates and, to a lesser extent, higher ceded premium written due to an increase in reinsurance coverage purchased by TransRe in 2015, which impacted net premiums written.

The decrease in net premiums earned in the first quarter of 2015 from the first quarter of 2014 primarily reflects a decrease at our reinsurance segment for the reasons discussed above, partially offset by an increase at our insurance segment. The increase at our insurance segment reflects significant growth at CapSpecialty and PacificComp.

Premiums for the first quarter of 2015 and 2014 are more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophes)	$585.7	$653.2	-10.3%
Current year catastrophe losses	1.8	9.6	-81.3%
Prior years	(40.6)	(51.6)	-21.3%

	$546.9	$611.2	-10.5%

Net loss and LAE ratio:
Current year (excluding catastrophes)	57.6%	62.0%
Current year catastrophe losses	0.2%	0.9%
Prior years	-4.0%	-4.9%

	53.8%	58.0%

The decrease in net loss and LAE in the first quarter of 2015 from the first quarter of 2014 reflects a decrease at our reinsurance segment and, to a lesser extent, a decrease at our insurance segment. The decrease at our reinsurance segment is due to the impact of lower net premiums earned, as discussed above, and lower current year losses, partially offset by less favorable prior year loss reserve development. The decrease at our insurance segment is due to the impact of lower catastrophe losses at RSUI and lower property losses at CapSpecialty, partially offset by less favorable prior year loss reserve development overall.

Net losses and LAE for the first quarter of 2015 and 2014 are more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$343.6	$324.2	6.0%
Expense ratio	33.8%	30.8%

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflects higher commission rates and employee-related costs at our reinsurance segment, partially offset by the impact of lower reinsurance segment net premiums earned, as discussed above.

Commissions, brokerage and other underwriting expenses for the first quarter of 2015 and 2014 are more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Underwriting profit	$126.7	$118.6	6.8%
Combined ratio	87.6%	88.8%

The increase in underwriting profit in the first quarter of 2015 from the first quarter of 2014 primarily reflects an increase in underwriting profit at our insurance segment due primarily to lower catastrophe losses at RSUI and lower property losses at

CapSpecialty, partially offset by a decrease in underwriting profit at our reinsurance segment due primarily to lower net premiums earned, higher commissions, brokerage and other underwriting expenses and less favorable prior year loss reserve development, as discussed above.

Underwriting profits for the first quarter of 2015 and 2014 are more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
Net investment income	$113.4	$110.6	2.5%
Net realized capital gains	43.1	96.8	-55.5%
Other than temporary impairment losses	(52.3)	(5.2)	905.8%

The increase in net investment income in the first quarter of 2015 from the first quarter of 2014 primarily reflects higher income from other invested assets and higher dividends from common stocks.

The decrease in net realized capital gains in the first quarter of 2015 from the first quarter of 2014 primarily reflects lower gains taken in the equity securities portfolio and realized capital losses at the Alleghany parent company on the sale of equity securities in the energy sector.

The increase in OTTI losses in the first quarter of 2015 from the first quarter of 2014 primarily reflects significant losses on equity securities in the energy and gaming sectors in the first quarter of 2015.

Investment results for the first quarter of 2015 and 2014 are more fully described in the following pages.

Other income and expenses. The following table summarizes our consolidated other income and expenses.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
Other income	$36.2	$30.4	19.1%

Other operating expenses	67.4	53.3	26.5%
Corporate administration	12.7	9.6	32.3%
Amortization of intangible assets	(1.7)	(1.8)	-5.6%
Interest expense	23.1	21.8	6.0%

Other income and Other operating expenses. Other income and other operating expenses include revenues and expenses associated with our non-insurance operations. Other operating expenses also includes the long-term incentive compensation of our reinsurance segment and insurance segment, which totaled $25.7 million and $20.7 million in the first quarter of 2015 and 2014, respectively.

The increases in other income and other operating expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflect growth at Kentucky Trailer. The increase in other operating expenses also reflects increased expenses at SORC and an increase in long-term incentive compensation at our reinsurance segment and insurance segment.

Corporate administration. The increase in corporate administration expense in the first quarter of 2015 from the first quarter of 2014 primarily reflects increased long-term incentive compensation at the Alleghany parent company.

Amortization of intangible assets. Amortization of intangible assets in the first quarter of 2015 and the first quarter of 2014 reflects the amortization of net intangible liabilities.

Interest expense. The slight increase in interest expense in the first quarter of 2015 from the first quarter of 2014 primarily reflects higher interest expense at the Alleghany parent company arising from the issuance of certain senior notes on September 9, 2014, partially offset by lower interest expense at TransRe resulting from the redemption of certain senior notes on October 15, 2014. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for further information on the senior notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Income taxes	$40.2	$63.7	-36.9%
Effective tax rate	24.3%	23.7%

The slight increase in the effective tax rate in the first quarter of 2015 compared with the first quarter of 2014 primarily reflects lower interest income arising from municipal bond securities, partially offset by lower taxable income in the first quarter of 2015.

Earnings. The following table summarizes our earnings.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
Earnings before income taxes	$165.6	$268.3	-38.3%
Net earnings attributable to Alleghany stockholders	125.2	204.9	-38.9%

The decreases in earnings before income taxes and in net earnings attributable to Alleghany stockholders in the first quarter of 2015 from the first quarter of 2014 primarily reflect lower net realized capital gains and higher OTTI losses, as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business – Segment Information – Reinsurance Segment” of the 2014 10-K.

The underwriting results of the reinsurance segment are presented below.

Three Months Ended March 31, 2015	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$271.6	$630.6	$902.2
Net premiums written	210.1	618.7	828.8

Net premiums earned	215.6	531.3	746.9

Net loss and LAE:
Current year (excluding catastrophe losses)	75.2	369.6	444.8
Current year catastrophe losses	—	—	—
Prior years	(12.0)	(26.4)	(38.4)

Total net loss and LAE	63.2	343.2	406.4
Commissions, brokerage and other underwriting expenses	66.9	189.8	256.7

Underwriting profit (loss)(2)	$85.5	$(1.7)	$83.8

Loss ratio(3):
Current year (excluding catastrophe losses)	34.9%	69.6%	59.5%
Current year catastrophe losses	0.0%	0.0%	0.0%
Prior years	-5.6%	-5.0%	-5.1%

Total net loss and LAE	29.3%	64.6%	54.4%
Expense ratio(4)	31.0%	35.7%	34.4%

Combined ratio(5)	60.3%	100.3%	88.8%

Three Months Ended March 31, 2014	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$298.6	$642.7	$941.3
Net premiums written	250.6	629.2	879.8

Net premiums earned	234.5	558.8	793.3

Net loss and LAE:
Current year (excluding catastrophe losses)	100.6	408.6	509.2
Current year catastrophe losses	—	—	—
Prior years	(39.3)	(6.0)	(45.3)

Total net loss and LAE	61.3	402.6	463.9
Commissions, brokerage and other underwriting expenses	65.3	174.1	239.4

Underwriting profit (loss)(2)	$107.9	$(17.9)	$90.0

Loss ratio(3):
Current year (excluding catastrophe losses)	42.9%	73.1%	64.2%
Current year catastrophe losses	0.0%	0.0%	0.0%
Prior years	-16.8%	-1.1%	-5.7%

Total net loss and LAE	26.1%	72.0%	58.5%
Expense ratio(4)	27.8%	31.2%	30.2%

Combined ratio(5)	53.9%	103.2%	88.7%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
Property
Premiums written:
Gross	$271.6	$298.6	-9.0%
Net	210.1	250.6	-16.2%
Net premiums earned	215.6	234.5	-8.1%

Casualty & other
Premiums written:
Gross	$630.6	$642.7	-1.9%
Net	618.7	629.2	-1.7%
Net premiums earned	531.3	558.8	-4.9%

Total
Premiums written:
Gross	$902.2	$941.3	-4.2%
Net	828.8	879.8	-5.8%
Net premiums earned	746.9	793.3	-5.8%

Property. Gross premiums written decreased 9.0 percent in the first quarter of 2015 from the first quarter of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written decreased 1.5 percent in the first quarter of 2015 from the first quarter of 2014, primarily reflecting reductions in pricing for property reinsurance contracts as the market became increasingly price competitive.

Net premiums earned decreased 8.1 percent in the first quarter of 2015 from the first quarter of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned decreased 1.8 percent in the first quarter of 2015 from the first quarter of 2014, primarily reflecting higher ceded premiums earned due to an increase in reinsurance coverage in 2015.

Casualty & other. Gross premiums written decreased 1.9 percent in the first quarter of 2015 from the first quarter of 2014, primarily reflecting the impact of changes in foreign exchange rates. Gross premiums written decreased in the ocean marine, accident and health, auto liability and medical malpractice lines of business, partially offset by increases in a variety of miscellaneous lines of business written in the U.K. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 2.8 percent in the first quarter of 2015 from the first quarter of 2014.

Net premiums earned in the first quarter of 2015 decreased 4.9 percent from the first quarter of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned decreased 0.7 percent in the first quarter of 2015 from the first quarter of 2014.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophes)	$75.2	$100.6	-25.2%
Current year catastrophe losses	—	—	—
Prior years	(12.0)	(39.3)	-69.5%

	$63.2	$61.3	3.1%

Net loss and LAE ratio:
Current year (excluding catastrophes)	34.9%	42.9%
Current year catastrophe losses	0.0%	0.0%
Prior years	-5.6%	-16.8%

	29.3%	26.1%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophes)	$369.6	$408.6	-9.5%
Current year catastrophe losses	—	—	—
Prior years	(26.4)	(6.0)	340.0%

	$343.2	$402.6	-14.8%

Net loss and LAE ratio:
Current year (excluding catastrophes)	69.6%	73.1%
Current year catastrophe losses	0.0%	0.0%
Prior years	-5.0%	-1.1%

	64.6%	72.0%

Total
Net loss and LAE:
Current year (excluding catastrophes)	$444.8	$509.2	-12.6%
Current year catastrophe losses	—	—	—
Prior years	(38.4)	(45.3)	-15.2%

	$406.4	$463.9	-12.4%

Net loss and LAE ratio:
Current year (excluding catastrophes)	59.5%	64.2%
Current year catastrophe losses	0.0%	0.0%
Prior years	-5.1%	-5.7%

	54.4%	58.5%

Property. The increase in net loss and LAE in the first quarter of 2015 from the first quarter of 2014 primarily reflects less favorable prior accident year development on loss reserves, largely offset by the impact of lower net premiums earned and lower claims in the current accident year. There were no catastrophe losses in the first quarter of 2015 and 2014.

Net loss and LAE in the first quarter of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three months Ended March 31,
	2015		2014
	(in millions)
Catastrophe events	$2.9	(1)	$(30.4	)(2)
Non-catastrophe	(14.9	)(3)	(8.9	)(4)

Total	$(12.0)		$(39.3)

(1)	Primarily reflects unfavorable development from the New Zealand earthquake in 2010, partially offset by favorable development from several catastrophes that occurred in the 2011 through 2013 accident years.

(2)	Includes favorable development of $13.0 million from Super Storm Sandy in 2012 and $17.4 million of net favorable development from other catastrophes. The $17.4 million primarily reflects favorable development from several catastrophes that occurred primarily in the 2013 and 2011 accident years, partially offset by unfavorable development from the New Zealand earthquake in 2010.
(3)	Reflects favorable development primarily related to the 2012 and 2014 accident years.
(4)	Reflects favorable development primarily related to the 2009 accident year and the 2011 through 2013 accident years, partially offset by unfavorable development related to the 2010 accident year.

The favorable development in the first quarter of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable development in the first quarter of 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2015.

Casualty & other. The decrease in net loss and LAE in the first quarter of 2015 from the first quarter of 2014 primarily reflects the impact of lower net premiums earned, more favorable prior accident year development on loss reserves and lower claims in the current accident year.

Net loss and LAE in the first quarter of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three months Ended March 31,
	2015		2014
	(in millions)
The Malpractice Treaties(1)	$(5.4)		$(6.3)
Other	(21.0	)(2)	0.3 (3)

Total	$(26.4)		$(6.0)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable development are retained by the cedants, or the “Malpractice Treaties.” As a result, TransRe records an offsetting increase in profit commission expense incurred when such favorable development occurs.
(2)	Generally reflects favorable development in a variety of casualty & other lines of business primarily from the 2009 through 2014 accident years, partially offset by unfavorable development from the 2002 and prior accident years.
(3)	Generally reflects unfavorable development in a variety of casualty & other lines of business from the 2002 and prior accident years, largely offset by favorable development from the 2003 through 2013 accident years.

The favorable development in the first quarter of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable development in the first quarter of 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2015.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$66.9	$65.3	2.5%
Expense ratio	31.0%	27.8%

Casualty & other
Commissions, brokerage and other underwriting expenses	$189.8	$174.1	9.0%
Expense ratio	35.7%	31.2%

Total
Commissions, brokerage and other underwriting expenses	$256.7	$239.4	7.2%
Expense ratio	34.4%	30.2%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflects higher employee-related costs, partially offset by the impact of lower net premiums earned.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflects an increase in commission rates being demanded by cedants and higher employee-related costs, partially offset by the impact of lower net premiums earned.

Reinsurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
Property
Underwriting profit	$85.5	$107.9	-20.8%
Combined ratio	60.3%	53.9%

Casualty & other
Underwriting (loss)	$(1.7)	$(17.9)	-90.5%
Combined ratio	100.3%	103.2%

Total
Underwriting profit	$83.8	$90.0	-6.9%
Combined ratio	88.8%	88.7%

Property. The decrease in underwriting profit in the first quarter of 2015 from the first quarter of 2014 primarily reflects less favorable prior accident year development on loss reserves and lower net premiums earned, partially offset by lower current accident year losses, all as discussed above.

Casualty & other. The lower underwriting loss in the first quarter of 2015 compared with the first quarter of 2014 primarily reflects lower current accident year losses and more favorable prior accident year development on loss reserves, partially offset by lower net premiums earned and higher commissions, brokerage and other underwriting expenses, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business – Segment Information – Insurance Segment” of the 2014 10-K.

The underwriting results of the insurance segment are presented below.

Three Months Ended March 31, 2015	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Gross premiums written	$288.2	$54.5	$21.5	$364.2
Net premiums written	190.5	50.6	21.2	262.3

Net premiums earned	203.1	47.6	19.6	270.3

Net loss and LAE:
Current year (excluding catastrophe losses)	102.4	23.2	15.3	140.9
Current year catastrophe losses	1.0	0.8	—	1.8
Prior years	(2.6)	0.4	—	(2.2)

Total net loss and LAE	100.8	24.4	15.3	140.5
Commissions, brokerage and other underwriting expenses	55.3	22.8	8.8	86.9

Underwriting profit (loss)(2)	$47.0	$0.4	$(4.5)	$42.9

Loss ratio(3):
Current year (excluding catastrophe losses)	50.4%	48.8%	78.3%	52.1%
Current year catastrophe losses	0.5%	1.7%	0.0%	0.7%
Prior years	-1.3%	0.8%	0.0%	-0.8%

Total net loss and LAE	49.6%	51.3%	78.3%	52.0%
Expense ratio(4)	27.2%	47.8%	45.3%	32.2%

Combined ratio(5)	76.8%	99.1%	123.6%	84.2%

Three Months Ended March 31, 2014	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Gross premiums written	$302.3	$49.1	$15.8	$367.2
Net premiums written	195.4	43.3	15.5	254.2

Net premiums earned	204.0	42.3	14.4	260.7

Net loss and LAE:
Current year (excluding catastrophe losses)	108.7	25.0	10.3	144.0
Current year catastrophe losses	9.6	—	—	9.6
Prior years	(5.9)	(1.0)	0.6	(6.3)

Total net loss and LAE	112.4	24.0	10.9	147.3
Commissions, brokerage and other underwriting expenses	54.8	22.0	8.0	84.8

Underwriting profit (loss)(2)	$36.8	$(3.7)	$(4.5)	$28.6

Loss ratio(3):
Current year (excluding catastrophe losses)	53.3%	59.0%	71.5%	55.2%
Current year catastrophe losses	4.7%	0.0%	0.0%	3.7%
Prior years	-2.9%	-2.4%	4.2%	-2.4%

Total net loss and LAE	55.1%	56.6%	75.7%	56.5%
Expense ratio(4)	26.8%	52.0%	55.5%	32.5%

Combined ratio(5)	81.9%	108.6%	131.2%	89.0%

(1)	Includes underwriting results of AIHL Re.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.

(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commission, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
RSUI
Premiums written:
Gross	$288.2	$302.3	-4.7%
Net	190.5	195.4	-2.5%
Net premiums earned	203.1	204.0	-0.4%

CapSpecialty
Premiums written:
Gross	$54.5	$49.1	11.0%
Net	50.6	43.3	16.9%
Net premiums earned	47.6	42.3	12.5%

PacificComp
Premiums written:
Gross	$21.5	$15.8	36.1%
Net	21.2	15.5	36.8%
Net premiums earned	19.6	14.4	36.1%

Total
Premiums written:
Gross	$364.2	$367.2	-0.8%
Net	262.3	254.2	3.2%
Net premiums earned	270.3	260.7	3.7%

RSUI. The decrease in gross premiums written in the first quarter of 2015 from the first quarter of 2014 primarily reflects declines in the property line of business due to an increase in competition and a decrease in rates and, to a lesser extent, a modest decline in most casualty lines of business. The decrease in net premiums earned in the first quarter of 2015 from the first quarter of 2014 primarily reflects a decrease in gross premiums written in recent quarters and, to a lesser extent, lower ceded premiums earned due primarily to declines in the heavily-reinsured property line of business.

CapSpecialty. The increase in gross premiums written in the first quarter of 2015 from the first quarter of 2014 primarily reflects strong growth in the professional lines of business, partially offset by declines in other property and casualty lines of business and the surety line of business. The increase in net premiums earned in the first quarter of 2015 from the first quarter of 2014 primarily reflects an increase in gross premiums written in recent quarters and lower ceded premiums earned due to a reduction in reinsurance coverage in 2015.

PacificComp. The increase in gross premiums written and net premiums earned in the first quarter of 2015 from the first quarter of 2014 primarily reflect PacificComp’s distribution initiatives and increased market acceptance of PacificComp’s product offerings.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
RSUI
Net loss and LAE:
Current year (excluding catastrophes)	$102.4	$108.7	-5.8%
Current year catastrophe losses	1.0	9.6	-89.6%
Prior years	(2.6)	(5.9)	-55.9%

	$100.8	$112.4	-10.3%

Net loss and LAE ratio:
Current year (excluding catastrophes)	50.4%	53.3%
Current year catastrophe losses	0.5%	4.7%
Prior years	-1.3%	-2.9%

	49.6%	55.1%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophes)	$23.2	$25.0	-7.2%
Current year catastrophe losses(1)	0.8	—	—
Prior years	0.4	(1.0)	-140.0%

	$24.4	$24.0	1.7%

Net loss and LAE ratio:
Current year (excluding catastrophes)	48.8%	59.0%
Current year catastrophe losses	1.7%	0.0%
Prior years	0.8%	-2.4%

	51.3%	56.6%

PacificComp
Net loss and LAE:
Current year (excluding catastrophes)	$15.3	$10.3	48.5%
Current year catastrophe losses	—	—	—
Prior years	—	0.6	-100.0%

	$15.3	$10.9	40.4%

Net loss and LAE ratio:
Current year (excluding catastrophes)	78.3%	71.5%
Current year catastrophe losses	0.0%	0.0%
Prior years	0.0%	4.2%

	78.3%	75.7%

Total
Net loss and LAE:
Current year (excluding catastrophes)	$140.9	$144.0	-2.2%
Current year catastrophe losses	1.8	9.6	-81.3%
Prior years	(2.2)	(6.3)	-65.1%

	$140.5	$147.3	-4.6%

Net loss and LAE ratio:
Current year (excluding catastrophes)	52.1%	55.2%
Current year catastrophe losses	0.7%	3.7%
Prior years	-0.8%	-2.4%

	52.0%	56.5%

(1)	Alleghany commenced reporting catastrophe losses for CapSpecialty on April 1, 2014.

RSUI. The decrease in net loss and LAE in the first quarter of 2015 from the first quarter of 2014 primarily reflects lower catastrophe and non-catastrophe property losses, partially offset by less favorable prior accident year development on loss reserves. Catastrophe losses, net of reinsurance, were $1.0 million and $9.6 million in the first quarter of 2015 and 2014, respectively. Catastrophe losses for the first quarter of 2014 primarily reflect losses from severe winter weather, which impacted much of the United States in January and February of 2014.

Net loss and LAE in the first quarter of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three months Ended March 31,
	2015		2014
	(in millions)
Casualty	$(1.1	)(1)	$(5.3	)(2)
Property and other	(1.5	)(3)	(0.6)

Total	$(2.6)		$(5.9)

(1)	Primarily reflects favorable development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable development in the directors’ and officers’ liability line of business related to the 2011 through 2013 accident years.
(2)	Primarily reflects favorable development in the professional liability, umbrella/excess and general liability lines of business related to the 2005 through 2010 accident years, partially offset by unfavorable development in the directors’ and officers’ liability line of business in the 2011 accident year.
(3)	Reflects favorable development primarily related to unallocated LAE reserves.

The favorable development in the first quarter of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable development in the first quarter of 2015 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2015.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2015 from the first quarter of 2014 primarily reflects the impact of higher net premiums earned and favorable prior year loss reserve development in the first quarter of 2014, partially offset by lower property losses and unfavorable prior year loss reserve development in the first quarter of 2015. Lower property losses arose from lower fire and weather-related losses.

Net loss and LAE in the first quarter of 2015 include unfavorable prior accident year development on loss reserves of $0.4 million primarily from the casualty line of business, and reflect unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first quarter of 2014 include favorable prior accident year development on loss reserves of $1.0 million primarily related to the surety line of business for the 2013 and 2012 accident years.

PacificComp. The increase in net loss and LAE in the first quarter of 2015 from the first quarter of 2014 primarily reflects the impact of higher net premiums earned and, to a lesser extent, a higher current year accident loss ratio, partially offset by unfavorable prior year loss reserve development in the first quarter of 2014 of $0.6 million. The $0.6 million of unfavorable prior accident year development on loss reserves primarily related to unallocated loss adjustment expenses.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$55.3	$54.8	0.9%
Expense ratio	27.2%	26.8%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$22.8	$22.0	3.6%
Expense ratio	47.8%	52.0%

PacificComp
Commissions, brokerage and other underwriting expenses	$8.8	$8.0	10.0%
Expense ratio	45.3%	55.5%

Total
Commissions, brokerage and other underwriting expenses	$86.9	$84.8	2.5%
Expense ratio	32.2%	32.5%

RSUI. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflects higher commissions and higher employee-related costs, partially offset by the impact of lower net premiums earned. Higher commissions reflect the fact that RSUI’s binding authority business, which incurs a higher commission rate than RSUI’s other lines of business, is a growing proportion of RSUI’s overall book of business.

CapSpecialty and PacificComp. The increases in commissions, brokerage and other underwriting expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflect the impact of growth in net premiums earned.

Insurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the insurance segment.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions, except ratios)
RSUI
Underwriting profit	$47.0	$36.8	27.7%
Combined ratio	76.8%	81.9%

CapSpecialty
Underwriting profit (loss)	$0.4	$(3.7)	-110.8%
Combined ratio	99.1%	108.6%

PacificComp
Underwriting (loss)	$(4.5)	$(4.5)	0.0%
Combined ratio	123.6%	131.2%

Total
Underwriting profit	$42.9	$28.6	50.0%
Combined ratio	84.2%	89.0%

RSUI. The increase in underwriting profit in the first quarter of 2015 from the first quarter of 2014 primarily reflects lower catastrophe losses, as discussed above.

CapSpecialty. The underwriting profit in the first quarter of 2015 compared with the underwriting loss in the first quarter of 2014 primarily reflects the impact of higher net premiums earned and a decrease in property losses, all as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

Following is information relating to segment investment results.

	Three Months Ended March 31,		Percent
	2015	2014	Change
	(in millions)
Net investment income	$110.8	$109.2	1.5%
Net realized capital gains	48.8	75.1	-35.0%
Other than temporary impairment losses	(52.3)	(5.2)	905.8%

Net Investment Income. The increase in net investment income in the first quarter of 2015 from the first quarter of 2014 primarily reflects higher income from other invested assets and an increase in the amount of dividends from our equity portfolio.

Net Realized Capital Gains. The decrease in net realized capital gains in the first quarter of 2015 from the first quarter of 2014 primarily reflects lower gains taken in the equity securities portfolio.

Other Than Temporary Impairment Losses. OTTI losses in the first quarter of 2015 reflect $52.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. All of the OTTI losses incurred in the first quarter of 2015 related to equity securities, primarily in the energy and gaming sectors. The determination that unrealized losses on such securities were other than temporary was primarily based on the duration of the decline in the fair value of equity securities relative to their costs.

OTTI losses in the first quarter of 2014 reflect $5.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. All of the $5.2 million of OTTI losses incurred during the first quarter of 2014 related to equity securities in the mining and technology sectors. The determination that unrealized losses on such securities were other than temporary was primarily based on the fact that we lacked the intent to hold the equity security for a period of time sufficient to allow for an anticipated recovery.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2015); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of March 31, 2015.

Corporate Activities Operating Results

The operating results of corporate activities are presented below.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net premiums earned	$—	$—
Net investment income	2.6	1.4
Net realized capital gains	(5.7)	21.7
Other than temporary impairment losses	—	—
Other income	34.8	27.0

Total revenues	31.7	50.1

Net loss and LAE	—	—
Commissions, brokerage and other underwriting expenses	—	—
Other operating expenses	40.8	32.0
Corporate administration	12.4	9.6
Amortization of intangible assets	0.1	0.1
Interest expense	13.4	9.5

Losses before income taxes	$(35.0)	$(1.1)

Other income and Other operating expenses. The increases in other income and other operating expenses in the first quarter of 2015 from the first quarter of 2014 primarily reflect growth at Kentucky Trailer. The increase in other operating expenses also reflects increased expenses at SORC.

Net investment income. The increase in net investment income in the first quarter of 2015 from the first quarter of 2014 primarily reflects earnings from Jazwares that were not present in the first quarter of 2014, partially offset by losses from ORX. ACC acquired a 30 percent equity interest in Jazwares in July 2014.

Net realized capital gains. Net realized capital losses in the first quarter of 2015 primarily reflect the sale at a loss of equity securities in the energy sector. Net realized capital gains in the first quarter of 2014 primarily reflect the sale of equity securities in a variety of industry sectors.

Corporate administration. The increase in corporate administration expense in the first quarter of 2015 from the first quarter of 2014 primarily reflects increased long-term incentive compensation due in part to an increase in our share price.

Interest expense. The increase in interest expense in the first quarter of 2015 from the first quarter of 2014 is due to the issuance on September 9, 2014 of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044.

Losses before income taxes. The increase in losses before income taxes in the first quarter of 2015 from the first quarter of 2014 primarily reflects net realized capital losses in the first quarter of 2015 compared with net realized capital gains in the first quarter of 2014, as explained above.

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

	As of March 31, 2015			As of December 31, 2014
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$886.1	$(57.7)	$828.4	$992.3	$(56.6)	$935.7
Casualty & other(1)	7,994.7	(431.5)	7,563.2	8,138.7	(430.8)	7,707.9

	8,880.8	(489.2)	8,391.6	9,131.0	(487.4)	8,643.6

Insurance Segment
Property	306.8	(132.6)	174.2	311.4	(131.3)	180.1
Casualty(2)	1,934.0	(669.6)	1,264.4	1,873.7	(648.4)	1,225.3
Workers’ Compensation	164.8	(3.7)	161.1	159.6	(3.7)	155.9
All other(3)	190.3	(79.2)	111.1	182.6	(79.7)	102.9

	2,595.9	(885.1)	1,710.8	2,527.3	(863.1)	1,664.2

Eliminations	(62.4)	62.4	—	(61.1)	61.1	—

Total	$11,414.3	$(1,311.9)	$10,102.4	$11,597.2	$(1,289.4)	$10,307.8

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between March 31, 2015 and December 31, 2014. Gross and net loss and LAE reserves as of March 31, 2015 decreased from December 31, 2014, primarily reflecting a decrease in our reinsurance segment loss and LAE reserves. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to catastrophe events occurring in prior years and the impact of changes in foreign currency exchange rates.

Reinsurance Recoverables

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

As of March 31, 2015, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,370.0 million, consisting of $1,311.9 million of ceded outstanding loss and LAE and $58.1 million of recoverables on paid losses. See Part I, Item 1, “Business – Reinsurance Protection” of the 2014 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2015 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
	(dollars in millions)
Swiss Reinsurance Company	A+ (Superior)	$146.0	10.7%
American International Group, Inc.	A (Excellent)	151.1	11.0
PartnerRe Ltd.	A+ (Superior)	109.8	8.0
Syndicates at Lloyd’s of London	A (Excellent)	98.3	7.2
Platinum Underwriters Holdings, Ltd.	A (Excellent)	92.9	6.8
W.R. Berkley Corporation	A+ (Superior)	89.1	6.5
Chubb Corporation	A++ (Superior)	64.1	4.7
Ace Ltd.	A++ (Superior)	53.7	3.9
Allianz SE	A+ (Superior)	49.6	3.6
Munich Reinsurance	A+ (Superior)	38.5	2.8
All other reinsurers		476.9	34.8

Total reinsurance recoverables(3)		$1,370.0	100.0%

Secured reinsurance recoverables(4)		$166.0	12.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 96 percent of our reinsurance recoverables balance as of March 31, 2015 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2015.

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

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and LAE reserves, fair value measurements of certain financial assets, OTTI losses on investments, goodwill and other intangible assets and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations and cash flows would be affected, possibly materially.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2014 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2015, we held total marketable securities and cash of $1,066.0 million, compared with $1,032.0 million as of December 31, 2014. The increase in the three months ended March 31, 2015 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock and capital contributions to SORC. The $1,066.0 million is comprised of $326.3 million at the Alleghany parent company, $478.2 million at AIHL and $261.5 million at the TransRe holding company. In addition, we held non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2015.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.6 billion as of March 31, 2015, compared with approximately $7.5 billion as of December 31, 2014. The increase in stockholders’ equity in the three months ended March 31, 2015 primarily reflects net earnings and, to a lesser extent, an increase in unrealized appreciation on our investment securities portfolio (primarily in our debt securities portfolio), partially offset by repurchases of our common stock and the impact of changes in foreign currency exchange rates. As of March 31, 2015, we had 16,000,795 shares of our common stock outstanding, compared with 16,054,323 shares of our common stock outstanding as of December 31, 2014.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020. In addition, on October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for additional information on the senior notes.

On April 13, 2015, Standard & Poor’s Ratings Services upgraded Alleghany’s issuer credit rating to “BBB+” from “BBB.”

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement since its inception through March 31, 2015.

Common Stock Repurchases. In October 2012, our Board of Directors authorized a program to repurchase shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million, or the “2012 Repurchase Program.” In July 2014, our Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. As of March 31, 2015, we had repurchased approximately $85.3 million of shares under the 2014 Repurchase Program.

Pursuant to the Alleghany Board of Directors authorizations, we repurchased shares of our common stock in the three months ended March 31, 2015 and 2014 as follows:

	Three Months Ended March 31,
	2015	2014
Shares repurchased	58,950	242,608
Cost of shares repurchased (in millions)	$26.6	$94.6
Average price per share repurchased	$451.77	$390.10

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of March 31, 2015, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $242.3 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management, L.P., or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. At Alleghany’s discretion, half of these interests may be converted beginning at the end of a one-year waiting period, and the remaining half may be converted beginning at the end of a two-year waiting period. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of March 31, 2015, AIHL’s carrying value in Ares was $230.5 million, which is net of returns of capital received from Ares.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2015.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments and interest and principal payments on TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes,” and 8.00% senior notes due on November 30, 2039. As of March 31, 2015, there was $367.0 million aggregate principal amount outstanding of the 2015 Senior Notes. We expect to fund the payment of outstanding principal and interest under the 2015 Senior Notes at maturity with cash and investments at TransRe, and/or cash inflows generated by TransRe. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, the portfolios of our reinsurance and insurance subsidiaries consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Of our non-insurance operating subsidiaries, SORC has largely depended on Alleghany to support its growth. From formation in 2011 through March 31, 2015, we have invested $212.2 million in SORC. The $212.2 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in Wyoming. In April 2014, SORC obtained a $250.0 million secured bank credit facility. As of March 31, 2015, SORC had $6.5 million of borrowings under the facility, representing its borrowing capacity as of such date.

In addition, Kentucky Trailer had $37.5 million of borrowings as of March 31, 2015 related to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or ACC, and they are classified as a component of other liabilities on our consolidated balance sheets.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of the Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2015 and December 31, 2014 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2015. As of March 31, 2015, the ratings of our debt securities portfolio were as follows:

	Ratings as of March 31, 2015
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	(dollars in millions)
U.S. Government obligations	$—	$525.3	$—	$—	$—	$525.3
Municipal bonds	791.5	3,343.4	1,025.8	6.0	1.0	5,167.7
Foreign government obligations	408.3	251.9	156.7	3.9	—	820.8
U.S. corporate bonds	17.8	139.4	606.9	884.9	461.5	2,110.5
Foreign corporate bonds	149.1	271.0	631.4	264.5	98.4	1,414.4
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	30.9	1,766.6	0.2	1.8	22.0	1,821.5
Commercial mortgage-backed securities (“CMBS”)	429.4	403.6	261.0	86.1	24.0	1,204.1
Other asset-backed securities	944.4	125.5	213.7	318.0	4.3	1,605.9

Total debt securities	$2,771.4	$6,826.7	$2,895.7	$1,565.2	$611.2	$14,670.2

Percentage of debt securities	18.9%	46.5%	19.7%	10.7%	4.2%	100.0%

(1)	Consists of $190.0 million of securities rated BB / Ba, $296.3 million of securities rated B, $70.4 million of securities rated CCC, $10.5 million of securities rated CC, $4.5 million of securities rated below CC and $39.5 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale (“AFS”).

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of March 31, 2015, our debt securities portfolio had an effective duration of approximately 3.8 years compared with 3.9 years as of December 31, 2014. As of March 31, 2015, approximately $3.9 billion, or 27 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $19.0 billion as of March 31, 2015 from approximately $18.8 billion as of December 31, 2014, primarily reflecting the impact of an increase in unrealized appreciation on our investment securities portfolio (primarily in our debt securities portfolio), a decrease in cash balances and cash flows from operating activities, partially offset by the impact of repurchases of our common stock, capital contributions to SORC and changes in foreign currency exchange rates on our foreign currency-denominated securities.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,261.7	$18,261.7	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,764.6	$1,958.0	$1,767.1	$1,948.6

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for additional information.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date. Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Some Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage-backed and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), partnership investments and non-marketable equity investments. See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for our accounting policy on fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of March 31, 2015
Equity securities:
Common stock	$3,045.9	$7.6	$—	$3,053.5
Preferred stock	—	—	—	—

Total equity securities	3,045.9	7.6	—	3,053.5

Debt securities:
U.S. Government obligations	—	525.3	—	525.3
Municipal bonds	—	5,167.7	—	5,167.7
Foreign government obligations	—	820.8	—	820.8
U.S. corporate bonds	—	2,077.9	32.6	2,110.5
Foreign corporate bonds	—	1,412.2	2.2	1,414.4
Mortgage and asset-backed securities:
RMBS(1)	—	1,803.9	17.6	1,821.5
CMBS	—	1,180.9	23.2	1,204.1
Other asset-backed securities(2)	—	683.0	922.9	1,605.9

Total debt securities	—	13,671.7	998.5	14,670.2
Short-term investments	—	513.6	—	513.6
Other invested assets(3)	—	—	24.4	24.4

Total investments (excluding equity method investments)	$3,045.9	$14,192.9	$1,022.9	$18,261.7

Senior Notes	$—	$1,958.0	$—	$1,958.0

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$—	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,805.3	10.2	—	2,815.5

Debt securities:
U.S. Government obligations	—	541.1	—	541.1
Municipal bonds	—	5,197.5	—	5,197.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,118.1	36.7	2,154.8
Foreign corporate bonds	—	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,637.7	18.2	1,655.9
CMBS	—	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	—	586.8	933.1	1,519.9

Total debt securities	—	13,581.3	1,017.3	14,598.6
Short-term investments	—	715.6	—	715.6
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$—	$1,948.6	$—	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $907.1 million and $900.7 million of collateralized loan obligations as of March 31, 2015 and December 31, 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2015, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
New York	$20.0	$—	$0.5	$—	$95.0	$181.9	$112.7	$87.7	$497.8	$14.1	$511.9
Texas	38.2	—	—	—	42.7	81.1	50.8	—	212.8	210.3	423.1
California	9.5	43.8	—	19.2	—	61.3	83.3	0.7	217.8	122.7	340.5
Massachusetts	5.4	21.3	3.6	—	34.2	50.3	7.8	0.6	123.2	130.6	253.8
North Carolina	21.3	17.8	5.4	—	—	0.6	25.8	14.9	85.8	110.4	196.2
Ohio	46.8	5.3	0.3	1.5	—	1.7	75.2	—	130.8	25.6	156.4
Illinois	15.3	31.8	1.6	—	15.0	35.8	11.7	—	111.2	39.1	150.3
Missouri	4.7	77.7	2.9	—	—	—	44.4	7.1	136.8	6.3	143.1
Washington	1.1	—	—	—	11.0	5.8	38.4	27.7	84.0	51.6	135.6
Arizona	1.9	28.9	—	—	24.6	0.6	43.2	34.2	133.4	—	133.4
All other states	179.0	12.3	71.1	152.7	187.9	298.6	171.4	89.1	1,162.1	487.9	1,650.0

Total	$343.2	$238.9	$85.4	$173.4	$410.4	$717.7	$664.7	$262.0	$2,895.7	$1,198.6	4,094.3

Total advance refunded / escrowed maturity bonds											1,073.4

Total municipal bonds											$5,167.7

Recent Accounting Standards

Recently Adopted

In April 2014, the Financial Accounting Standards Board, or the “FASB,” issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosure about discontinued operations. This guidance is effective in the first quarter of 2015. We adopted this guidance in the first quarter of 2015 and the implementation did not have an impact on our results of operations and financial condition.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. This guidance is effective in the first quarter of 2017 for public entities, with earlier adoption not permitted. We will adopt this guidance in the first quarter of 2017 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

In February 2015, the FASB issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under the new guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance is effective in the first quarter of 2016 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2016 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

In April 2015, the FASB issued guidance that requires debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance is effective in the first quarter of 2016 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2016 and do not currently believe that the implementation will have an impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of March 31, 2015 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values, or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2015 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(dollars in millions)
Assets:
Debt securities, fair value	$15,411.0	$15,348.0	$15,097.1	$14,670.2	$14,102.5	$13,547.9	$13,019.8
Estimated change in fair value	$740.8	$677.8	$426.9	$—	$(567.7)	$(1,122.3)	$(1,650.4)

Liabilities:
Senior Notes, fair value	$2,555.0	$2,319.8	$2,123.7	$1,958.0	$1,817.2	$1,696.6	$1,592.5
Estimated change in fair value	$597.0	$361.8	$165.7	$—	$(140.8)	$(261.4)	$(365.5)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2015 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2015
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,053.5	20% Increase	$3,664.2	5.2%
	20% Decrease	$2,442.8	-5.2%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $332.3 million as of March 31, 2015.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of March 31, 2015, the primary foreign currency exposures for these foreign operations were the Canadian Dollar, the Euro and the Japanese Yen. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of March 31, 2015 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2015
(dollars in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 314.8(1)	20% Increase	$377.8	0.5%
	20% Decrease	$251.8	-0.5%

(1)	Denotes a net asset position as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended March 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2014 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases in the quarter ended March 31, 2015:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1 to January 31	43,627	$448.70	43,627	$271.7
February 1 to February 28	9,014	456.09	9,014	267.6
March 1 to March 31	6,309	466.88	6,309	264.7

Total	58,950	451.77	58,950

(1)	In July 2014, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management may determine advisable, up to an aggregate of $350.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: May 5, 2015	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to Unaudited Consolidated Financial Statements.