Form 10-Q
period 2015-06-30
ALLEGHANY CORP /DE
filed 2015-08-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

15,968,404 SHARES, PAR VALUE $1.00 PER SHARE, AS OF JULY 29, 2015

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2015 – $2,701,247; 2014 – $2,366,035)	$3,143,572	$2,815,484
Debt securities (amortized cost: 2015 – $14,465,377; 2014 – $14,364,430)	14,564,927	14,598,641
Short-term investments	601,456	715,553

	18,309,955	18,129,678
Other invested assets	741,602	705,665

Total investments	19,051,557	18,835,343
Cash	647,901	605,259
Accrued investment income	124,034	136,511
Premium balances receivable	843,043	683,848
Reinsurance recoverables	1,395,146	1,361,083
Ceded unearned premiums	199,137	184,435
Deferred acquisition costs	385,384	353,169
Property and equipment at cost, net of accumulated depreciation and amortization	96,889	88,910
Goodwill	111,904	111,904
Intangible assets, net of amortization	136,089	133,378
Current taxes receivable	80,788	91,202
Net deferred tax assets	385,534	389,597
Other assets	470,882	514,797

Total assets	$23,928,288	$23,489,436

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,463,561	$11,597,216
Unearned premiums	1,979,323	1,834,184
Senior Notes	1,762,069	1,767,125
Reinsurance payable	84,691	79,100
Other liabilities	988,261	729,767

Total liabilities	16,277,905	16,007,392

Common stock (shares authorized: 2015 and 2014 – 22,000,000; shares issued: 2015 and 2014 – 17,459,961)	17,460	17,460
Contributed capital	3,609,918	3,610,717
Accumulated other comprehensive income	252,234	353,584
Treasury stock, at cost (2015 – 1,484,796 shares; 2014 – 1,405,638 shares)	(544,960)	(507,699)
Retained earnings	4,307,053	3,999,366

Total stockholders’ equity attributable to Alleghany stockholders	7,641,705	7,473,428
Noncontrolling interest	8,678	8,616

Total stockholders’ equity	7,650,383	7,482,044

Total liabilities and stockholders’ equity	$23,928,288	$23,489,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2015	2014
(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,074,723	$1,098,944
Net investment income	103,087	114,094
Net realized capital gains	86,160	41,524
Other than temporary impairment losses	(7,317)	(932)
Other income	43,785	37,586

Total revenues	1,300,438	1,291,216

Costs and Expenses
Net loss and loss adjustment expenses	595,455	629,213
Commissions, brokerage and other underwriting expenses	363,954	359,604
Other operating expenses	63,812	66,236
Corporate administration	9,841	12,687
Amortization of intangible assets	(1,051)	(876)
Interest expense	23,375	21,932

Total costs and expenses	1,055,386	1,088,796

Earnings before income taxes	245,052	202,420
Income taxes	61,905	53,186

Net earnings	183,147	149,234
Net earnings attributable to noncontrolling interest	669	254

Net earnings attributable to Alleghany stockholders	$182,478	$148,980

Net earnings	$183,147	$149,234
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of ($58,871) and $110,976 for 2015 and 2014, respectively	(109,332)	206,098
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($27,595) and ($14,207) for 2015 and 2014, respectively	(51,248)	(26,385)
Change in unrealized currency translation adjustment, net of deferred taxes of $1,555 and $3,126 for 2015 and 2014, respectively	2,888	5,805
Retirement plans	137	(7)

Comprehensive income	25,592	334,745
Comprehensive income (losses) attributable to noncontrolling interest	669	254

Comprehensive income attributable to Alleghany stockholders	$24,923	$334,491

Basic earnings per share attributable to Alleghany stockholders	$11.41	$9.06
Diluted earnings per share attributable to Alleghany stockholders	11.40	9.06

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2015	2014
(in thousands, except per share amounts)
Revenues
Net premiums earned	$2,091,894	$2,152,941
Net investment income	216,469	224,677
Net realized capital gains	129,311	138,360
Other than temporary impairment losses	(59,598)	(6,152)
Other income	79,985	68,032

Total revenues	2,458,061	2,577,858

Costs and Expenses
Net loss and loss adjustment expenses	1,142,371	1,240,372
Commissions, brokerage and other underwriting expenses	707,563	683,840
Other operating expenses	131,217	119,578
Corporate administration	22,519	22,319
Amortization of intangible assets	(2,711)	(2,737)
Interest expense	46,467	43,743

Total costs and expenses	2,047,426	2,107,115

Earnings before income taxes	410,635	470,743
Income taxes	102,068	116,868

Net earnings	308,567	353,875
Net earnings attributable to noncontrolling interest	880	15

Net earnings attributable to Alleghany stockholders	$307,687	$353,860

Net earnings	$308,567	$353,875
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of ($25,730) and $192,340 for 2015 and 2014, respectively	(47,785)	357,203
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($24,400) and ($46,273) for 2015 and 2014, respectively	(45,313)	(85,935)
Change in unrealized currency translation adjustment, net of deferred taxes of ($4,236) and $3,358 for 2015 and 2014, respectively	(7,867)	6,237
Retirement plans	(385)	126

Comprehensive income	207,217	631,506
Comprehensive income (losses) attributable to noncontrolling interest	880	15

Comprehensive income attributable to Alleghany stockholders	$206,337	$631,491

Basic earnings per share attributable to Alleghany stockholders	$19.22	$21.36
Diluted earnings per share attributable to Alleghany stockholders	19.22	21.36

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net earnings	$308,567	$353,875
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	86,493	83,512
Net realized capital (gains) losses	(129,311)	(138,360)
Other than temporary impairment losses	59,598	6,152
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(28,472)	21,450
(Increase) decrease in premium balances receivable	(159,195)	(183,310)
(Increase) decrease in ceded unearned premiums	(14,702)	(42,446)
(Increase) decrease in deferred acquisition costs	(32,215)	(46,026)
Increase (decrease) in unearned premiums	145,139	234,650
Increase (decrease) in loss and loss adjustment expenses	(133,655)	(165,208)
Change in unrealized foreign exchange losses (gains)	106,318	(36,915)
Other, net	120,405	(97,143)

Net adjustments	20,403	(363,644)

Net cash provided by (used in) operating activities	328,970	(9,769)

Cash flows from investing activities
Purchases of debt securities	(4,145,599)	(3,793,880)
Purchases of equity securities	(2,461,698)	(1,049,749)
Sales of debt securities	3,100,866	3,210,911
Maturities and redemptions of debt securities	794,611	635,041
Sales of equity securities	2,155,293	512,536
Net (purchase) sale in short-term investments	109,187	686,893
Purchases of property and equipment	(13,355)	(30,091)
Purchase of subsidiary, net of cash acquired	(47,469)	—
Other, net	273,495	(93,506)

Net cash (used in) provided by investing activities	(234,669)	78,155

Cash flows from financing activities
Treasury stock acquisitions	(40,546)	(159,907)
Other, net	259	10,126

Net cash (used in) provided by financing activities	(40,287)	(149,781)

Effect of exchange rate changes on cash	(11,372)	2,535

Net increase (decrease) in cash	42,642	(78,860)
Cash at beginning of period	605,259	498,315

Cash at end of period	$647,901	$419,455

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$51,283	$51,824
Income taxes paid (refunds received)	31,036	155,054

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“ACC”). ACC’s private capital investments are included in corporate activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) an approximately 40 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (v) a 30 percent equity interest in Jazwares, LLC (“Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida, which interest was acquired on July 31, 2014 for $60.3 million. ORX and Jazwares are accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

The financial statements contained in this Form 10-Q are unaudited, but reflect all adjustments that, in the opinion of management, are necessary for a fair statement of results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest. Bourn & Koch and Kentucky Trailer each had approximately 20 percent noncontrolling interests outstanding during the first six months of 2015 and 2014.

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

(c) Recent Accounting Standards

Recently Adopted

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosure about discontinued operations. This guidance was effective in the first quarter of 2015. Alleghany adopted this guidance in the first quarter of 2015 and the implementation did not have an impact on its results of operations and financial condition.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany will adopt this guidance in the first quarter of 2018 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

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

In May 2015, the FASB issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and loss adjustment expenses (“LAE”): (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) incurred-but-not-reported liabilities by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age by accident year. In addition, the guidance requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Alleghany will adopt this guidance as of December 31, 2016 and does not currently believe that the implementation will have an impact on its results of operations and financial condition.

2.	Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,341.3	$18,341.3	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,762.1	$1,886.6	$1,767.1	$1,948.6

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. Fair value for all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2015
Equity securities:
Common stock	$3,135.2	$8.4	$—	$3,143.6
Preferred stock	—	—	—	—

Total equity securities	3,135.2	8.4	—	3,143.6

Debt securities:
U.S. Government obligations	—	781.5	—	781.5
Municipal bonds	—	4,981.5	—	4,981.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,116.0	25.2	2,141.2
Foreign corporate bonds	—	1,436.1	0.7	1,436.8
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,588.6	16.6	1,605.2
Commercial mortgage-backed securities (“CMBS”)	—	1,147.8	21.0	1,168.8
Other asset-backed securities(2)	—	600.5	949.0	1,549.5

Total debt securities	—	13,552.4	1,012.5	14,564.9
Short-term investments	—	601.5	—	601.5
Other invested assets(3)	—	—	31.3	31.3

Total investments (excluding equity method investments)	$3,135.2	$14,162.3	$1,043.8	$18,341.3

Senior Notes	$—	$1,886.6	$—	$1,886.6

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$—	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,805.3	10.2	—	2,815.5

Debt securities:
U.S. Government obligations	—	541.1	—	541.1
Municipal bonds	—	5,197.5	—	5,197.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,118.1	36.7	2,154.8
Foreign corporate bonds	—	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,637.7	18.2	1,655.9
CMBS	—	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	—	586.8	933.1	1,519.9

Total debt securities	—	13,581.3	1,017.3	14,598.6
Short-term investments	—	715.6	—	715.6
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$—	$1,948.6	$—	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $935.6 million and $900.7 million of collateralized loan obligations as of June 30, 2015 and December 31, 2014, respectively.

(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

In the three and six months ended June 30, 2015, there were transfers of $5.8 million and $16.2 million, respectively, of debt securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets. Of the $16.2 million of transfers, $10.7 million related to U.S. corporate bonds and $5.5 million related to foreign corporate bonds.

In the three and six months ended June 30, 2015, there were transfers of $9.6 million of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets. Of the $9.6 million of transfers, $5.0 million related to other invested assets, $3.9 million related to U.S. corporate bonds and $0.7 million related to foreign corporate bonds.

In the six months ended June 30, 2014, there were transfers of $238.1 million of other invested assets out of Level 3. Of the $238.1 million, $232.9 million related to the conversion of an equity interest held by AIHL in the second quarter of 2014. As further described in Note 3(g), AIHL’s investment in Ares Management L.P. (“Ares”) converted to limited partner interests in certain Ares subsidiaries during the second quarter of 2014, at which time the investment ceased to qualify as a financial instrument measured at fair value. No gain or loss was recognized upon the conversion.

In the six months ended June 30, 2014, there were transfers of $38.1 million of primarily other asset-backed securities (specifically, collateralized loan obligations) into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such securities during the first quarter of 2014. There were no other significant transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2014.

The following tables present reconciliations of the changes in Level 3 assets measured at fair value during the six months ended June 30, 2015 and 2014:

	Debt Securities
			Mortgage and asset-backed
	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.3	—	0.3	(0.2)	1.4	0.2	2.0
Other comprehensive income	(0.6)	0.8	(0.5)	(1.1)	8.1	0.6	7.3
Purchases	8.8	—	—	—	132.5	1.6	142.9
Sales	(0.5)	(1.3)	—	—	(119.8)	(0.2)	(121.8)
Issuances	—	—	—	—	—	—	—
Settlements	(12.7)	—	(1.4)	(1.0)	(6.3)	—	(21.4)
Transfers into Level 3	3.9	0.7	—	—	—	5.0	9.6
Transfers out of Level 3	(10.7)	(5.5)	—	—	—	—	(16.2)

Balance as of June 30, 2015	$25.2	$0.7	$16.6	$21.0	$949.0	$31.3	$1,043.8

	Debt Securities
			Mortgage and asset-backed
	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2014	$27.5	$1.0	$78.8	$60.8	$258.4	$282.0	$708.5
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	—	2.2	(0.2)	(0.3)	(0.1)	1.5
Other comprehensive income	0.1	—	0.8	0.1	(0.4)	1.2	1.8
Purchases	12.0	1.9	—	14.0	581.2	—	609.1
Sales	(7.7)	(1.1)	—	(1.0)	(52.7)	—	(62.5)
Issuances	—	—	—	—	—	—	—
Settlements	(4.6)	—	(6.2)	(26.7)	(7.7)	(20.9)	(66.1)
Transfers into Level 3	9.0	—	—	—	29.1	—	38.1
Transfers out of Level 3	—	—	—	—	—	(238.1)	(238.1)

Balance as of June 30, 2014	$36.2	$1.8	$75.6	$47.0	$807.6	$24.1	$992.3

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of June 30, 2015 and 2014.

Net unrealized losses related to Level 3 investments as of June 30, 2015 and December 31, 2014 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of June 30, 2015 and December 31, 2014 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of June 30, 2015
Equity securities:
Common stock	$2,701.3	$482.2	$(39.9)	$3,143.6
Preferred stock	—	—	—	—

Total equity securities	2,701.3	482.2	(39.9)	3,143.6

Debt securities:
U.S. Government obligations	790.7	2.4	(11.6)	781.5
Municipal bonds	4,913.5	96.1	(28.1)	4,981.5
Foreign government obligations	885.1	17.3	(2.0)	900.4
U.S. corporate bonds	2,139.1	28.6	(26.5)	2,141.2
Foreign corporate bonds	1,417.2	30.4	(10.8)	1,436.8
Mortgage and asset-backed securities:
RMBS	1,611.0	13.5	(19.3)	1,605.2
CMBS	1,159.1	15.0	(5.3)	1,168.8
Other asset-backed securities(1)	1,549.6	5.1	(5.2)	1,549.5

Total debt securities	14,465.3	208.4	(108.8)	14,564.9
Short-term investments	601.5	—	—	601.5

Total	$17,768.1	$690.6	$(148.7)	$18,310.0

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,366.0	$530.3	$(80.8)	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,366.0	530.3	(80.8)	2,815.5

Debt securities:
U.S. Government obligations	541.2	3.4	(3.5)	541.1
Municipal bonds	5,067.3	139.3	(9.1)	5,197.5
Foreign government obligations	876.7	23.7	—	900.4
U.S. corporate bonds	2,136.5	39.5	(21.2)	2,154.8
Foreign corporate bonds	1,460.5	47.7	(4.5)	1,503.7
Mortgage and asset-backed securities:
RMBS	1,646.9	20.7	(11.7)	1,655.9
CMBS	1,104.2	22.5	(1.4)	1,125.3
Other asset-backed securities(1)	1,531.2	2.2	(13.5)	1,519.9

Total debt securities	14,364.5	299.0	(64.9)	14,598.6
Short-term investments	715.6	—	—	715.6

Total	$17,446.1	$829.3	$(145.7)	$18,129.7

(1)	Includes $935.6 million and $900.7 million of collateralized loan obligations as of June 30, 2015 and December 31, 2014, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$601.5	$601.5

Mortgage and asset-backed securities(1)	4,319.7	4,323.5
Debt securities with maturity dates:
One year or less	553.2	556.6
Over one through five years	3,131.3	3,160.3
Over five through ten years	2,975.6	3,002.1
Over ten years	3,485.5	3,522.4

Total debt securities	14,465.3	14,564.9

Equity securities	2,701.3	3,143.6

Total	$17,768.1	$18,310.0

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$92.5	$97.4	$187.2	$192.7
Dividend income	11.9	19.8	26.4	33.3
Investment expenses	(6.1)	(7.4)	(13.3)	(14.4)
Equity in results of Pillar Investments(1)	1.0	3.6	7.6	7.5
Equity in results of Ares(1)	3.3	3.0	5.6	3.1
Equity in results of ORX	(3.7)	(1.1)	(4.7)	(0.7)
Other investment results	4.2	(1.2)	7.7	3.2

Total	$103.1	$114.1	$216.5	$224.7

(1)	See Note 3(g) for discussion of the Pillar Investments as defined therein and the investment in Ares.

As of June 30, 2015, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $2.5 billion and $1.7 billion for the three months ended June 30, 2015 and 2014, respectively, and $5.3 billion and $3.7 billion for the six months ended June 30, 2015 and 2014, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2015 and 2014 primarily reflect sales of equity securities. Realized capital gains from equity securities for the three months ended June 30, 2015 include the sales of certain equity securities as a result of a modification of Alleghany’s equity investment strategy, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in the second quarter of 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014. The amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Gross realized capital gains	$101.7	$46.2	$216.1	$153.9
Gross realized capital losses	(15.5)	(4.7)	(86.8)	(15.5)

Net realized capital gains	$86.2	$41.5	$129.3	$138.4

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI Losses

Alleghany holds its equity and debt securities as AFS and, as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost-basis or amortized cost-basis down to the fair value of the investment and records an OTTI loss on its statement of earnings. In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

Alleghany then evaluates those equity securities where the unrealized loss is 20 percent or more of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired, including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

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

OTTI losses in the first six months of 2015 reflect $59.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $59.6 million of OTTI losses, $58.8 million related to equity securities, primarily in the energy, gaming and mining sectors, and $0.8 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the duration of the decline in the fair value of equity securities relative to their costs. Of the $59.6 million of OTTI losses, $7.3 million was incurred in the second quarter of 2015.

OTTI losses for the first six months of 2014 reflect $6.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $6.2 million of OTTI losses, $5.3 million related to equity securities and $0.9 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the fact that Alleghany lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. Of the $6.2 million of OTTI losses, $0.9 million was incurred in the second quarter of 2014.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of June 30, 2015); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology Alleghany uses to assess other than temporary declines in value. Risks and uncertainties could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

(f) Aging of Gross Unrealized Losses

As of June 30, 2015 and December 31, 2014, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of June 30, 2015
Equity securities:
Common stock	$705.4	$39.9	$—	$—	$705.4	$39.9
Preferred stock	—	—	—	—	—	—

Total equity securities	705.4	39.9	—	—	705.4	39.9

Debt securities:
U.S. Government obligations	366.3	11.5	8.2	0.1	374.5	11.6
Municipal bonds	1,317.1	22.9	97.7	5.2	1,414.8	28.1
Foreign government obligations	218.2	2.0	—	—	218.2	2.0
U.S. corporate bonds	842.4	19.5	87.5	7.0	929.9	26.5
Foreign corporate bonds	397.2	10.4	11.4	0.4	408.6	10.8
Mortgage and asset-backed securities:
RMBS	609.4	8.5	388.8	10.8	998.2	19.3
CMBS	321.7	4.9	36.7	0.4	358.4	5.3
Other asset-backed securities	640.5	3.1	198.5	2.1	839.0	5.2

Total debt securities	4,712.8	82.8	828.8	26.0	5,541.6	108.8

Total temporarily impaired securities	$5,418.2	$122.7	$828.8	$26.0	$6,247.0	$148.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$514.4	$80.8	$—	$—	$514.4	$80.8
Preferred stock	—	—	—	—	—	—

Total equity securities	514.4	80.8	—	—	514.4	80.8

Debt securities:
U.S. Government obligations	270.5	3.1	16.3	0.4	286.8	3.5
Municipal bonds	105.2	0.8	372.0	8.3	477.2	9.1
Foreign government obligations	6.1	—	5.7	—	11.8	—
U.S. corporate bonds	574.7	17.2	150.7	4.0	725.4	21.2
Foreign corporate bonds	133.4	4.1	26.2	0.4	159.6	4.5
Mortgage and asset-backed securities:
RMBS	187.9	0.5	586.4	11.2	774.3	11.7
CMBS	176.5	0.7	60.9	0.7	237.4	1.4
Other asset-backed securities	1,041.1	12.7	175.3	0.8	1,216.4	13.5

Total debt securities	2,495.4	39.1	1,393.5	25.8	3,888.9	64.9

Total temporarily impaired securities	$3,009.8	$119.9	$1,393.5	$25.8	$4,403.3	$145.7

As of June 30, 2015, Alleghany held a total of 1,044 debt securities and equity securities that were in an unrealized loss position, of which 100 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 100 debt securities consisted primarily of losses related to RMBS, U.S. corporate bonds and municipal bonds.

As of June 30, 2015, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 3.6 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2015, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $243.3 million, which is reported in other invested assets on Alleghany’s consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of June 30, 2015, at Alleghany’s discretion, half of these interests may be converted at any time, and the remaining half may be converted in May 2016. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of June 30, 2015, AIHL’s carrying value in Ares was $229.9 million, which is net of returns of capital received from Ares.

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

(b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2015.

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. As of May 1, 2015, the catastrophe reinsurance program consists of three layers with the first two layers placed on May 1, 2015 and the third layer placed on May 1, 2014. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI, in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include expiration terms as follows: 34.0 percent of coverage limits will expire on April 30, 2016; 33.0 percent of coverage limits will expire on April 30, 2017; and 33.0 percent of coverage limits will expire on April 30, 2018. The third layer of coverage will expire on April 30, 2017.

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

The effective tax rate on earnings before income taxes for the first six months of 2015 was 24.9 percent, compared with 24.8 percent for the first six months of 2014. The slight increase in the effective tax rate in the first six months of 2015 compared to the first six months of 2014 primarily reflects lower interest income arising from municipal bond securities, partially offset by lower taxable income in the first six months of 2015.

Alleghany believes that, as of June 30, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no liability for interest or penalties accrued as of June 30, 2015.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, the Alleghany Board of Directors authorized a program to repurchase shares of common stock of Alleghany, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). In July 2014, the Alleghany Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program.

Under the 2012 Repurchase Program and the 2014 Repurchase Program, as applicable, Alleghany repurchased shares of its common stock in the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares repurchased	29,233	159,014	88,183	401,622
Cost of shares repurchased (in millions)	$13.9	$65.3	$40.5	$159.9
Average price per share repurchased	$475.97	$410.43	$459.80	$398.15

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the six months ended June 30, 2015 and 2014 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	(47.8)	(7.9)	(0.4)	(56.1)
Reclassifications from accumulated other comprehensive income	(45.3)	—	—	(45.3)

Total	(93.1)	(7.9)	(0.4)	(101.4)

Balance as of June 30, 2015	$362.3	$(97.1)	$(13.0)	$252.2

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2014	$238.4	$(49.3)	$(2.2)	$186.9
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	357.3	6.2	0.1	363.6
Reclassifications from accumulated other comprehensive income	(85.9)	—	—	(85.9)

Total	271.4	6.2	0.1	277.7

Balance as of June 30, 2014	$509.8	$(43.1)	$(2.1)	$464.6

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and six months ended June 30, 2015 and 2014 were as follows:

		Three Months Ended		Six Months Ended
Accumulated Other Comprehensive	Line in Consolidated	June 30,		June 30,
Income Component	Statement of Earnings	2015	2014	2015	2014
		(in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(86.2)	$(41.5)	$(129.3)	$(138.4)
	Other than temporary impairment losses	7.3	0.9	59.6	6.2
	Income taxes	27.6	14.2	24.4	46.3

Total reclassifications:	Net earnings	$(51.3)	$(26.4)	$(45.3)	$(85.9)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$182.5	$149.0	$307.7	$353.9
Effect of dilutive securities	—	—	—	—

Income available to common stockholders for diluted earnings per share	$182.5	$149.0	$307.7	$353.9

Weighted average common shares outstanding applicable to basic earnings per share	15,994,969	16,442,556	16,004,596	16,567,155
Effect of dilutive securities	8,054	—	—	—

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	16,003,023	16,442,556	16,004,596	16,567,155

77,131 and 64,865 contingently issuable shares were potentially available during the first six months of 2015 and 2014, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

(d) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. As of June 30, 2015 and December 31, 2014, such gross and net reserves were as follows:

	June 30, 2015		December 31, 2014
	Gross	Net	Gross	Net
	(in millions)
TransRe	$597.1	$438.1	$593.5	$438.3
CapSpecialty	9.0	8.9	9.2	9.1

Total	$606.1	$447.0	$602.7	$447.4

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

The primary components of corporate activities are Alleghany Properties, SORC, Bourn & Koch, Kentucky Trailer and Alleghany’s investment in ORX and other activities at the parent level. Beginning July 31, 2014, corporate activities also include Alleghany’s investment in Jazwares.

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

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and six months ended June 30, 2015 and 2014 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$302.4	$587.8	$890.2	$339.7	$61.4	$24.1	$425.2	$1,315.4	$(6.5)	$1,308.9
Net premiums written	252.4	578.2	830.6	233.7	57.9	23.8	315.4	1,146.0	—	1,146.0
Net premiums earned	236.7	562.9	799.6	201.4	49.9	23.8	275.1	1,074.7	—	1,074.7

Net loss and LAE	67.2	361.7	428.9	114.3	33.9	18.3	166.5	595.4	—	595.4
Commissions, brokerage and other underwriting expenses	76.6	201.1	277.7	55.1	21.8	9.4	86.3	364.0	—	364.0

Underwriting profit (loss)(4)	$92.9	$0.1	$93.0	$32.0	$(5.8)	$(3.9)	$22.3	115.3	—	115.3

Net investment income								103.3	(0.2)	103.1
Net realized capital gains								86.2	—	86.2
Other than temporary impairment losses								(7.3)	—	(7.3)
Other income								1.0	42.8	43.8
Other operating expenses								16.8	47.0	63.8
Corporate administration								0.2	9.6	9.8
Amortization of intangible assets								(1.1)	0.1	(1.0)
Interest expense								9.7	13.7	23.4

Earnings (losses) before income taxes								$272.9	$(27.8)	$245.1

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2014	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$310.3	$636.8	$947.1	$377.4	$56.9	$15.7	$450.0	$1,397.1	$(5.1)	$1,392.0
Net premiums written	271.3	618.7	890.0	252.4	51.5	15.5	319.4	1,209.4	—	1,209.4

Net premiums earned	258.7	573.2	831.9	205.6	45.8	15.6	267.0	1,098.9	—	1,098.9

Net loss and LAE	121.8	360.9	482.7	105.0	29.7	11.8	146.5	629.2	—	629.2
Commissions, brokerage and other underwriting expenses	80.8	193.6	274.4	54.6	23.1	7.5	85.2	359.6	—	359.6

Underwriting profit (loss)(4)	$56.1	$18.7	$74.8	$46.0	$(7.0)	$(3.7)	$35.3	110.1	—	110.1

Net investment income								112.4	1.7	114.1
Net realized capital gains								41.8	(0.3)	41.5
Other than temporary impairment losses								(0.9)	—	(0.9)
Other income								(1.5)	39.1	37.6
Other operating expenses								23.9	42.4	66.3
Corporate administration								0.1	12.6	12.7
Amortization of intangible assets								(0.9)	—	(0.9)
Interest expense								12.2	9.7	21.9

Earnings (losses) before income taxes								$226.6	$(24.2)	$202.4

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$574.0	$1,218.4	$1,792.4	$627.9	$115.9	$45.6	$789.4	$2,581.8	$(14.0)	$2,567.8
Net premiums written	462.4	1,196.9	1,659.3	424.3	108.5	45.0	577.8	2,237.1	—	2,237.1
Net premiums earned	452.3	1,094.2	1,546.5	404.5	97.5	43.4	545.4	2,091.9	—	2,091.9

Net loss and LAE	130.4	704.9	835.3	215.1	58.3	33.7	307.1	1,142.4	—	1,142.4
Commissions, brokerage and other underwriting expenses	143.5	390.9	534.4	110.4	44.5	18.2	173.1	707.5	—	707.5

Underwriting profit (loss)(4)	$178.4	$(1.6)	$176.8	$79.0	$(5.3)	$(8.5)	$65.2	242.0	—	242.0

Net investment income								214.0	2.5	216.5
Net realized capital gains								135.0	(5.7)	129.3
Other than temporary impairment losses								(59.6)	—	(59.6)
Other income								2.5	77.4	79.9
Other operating expenses								43.5	87.7	131.2
Corporate administration								0.4	22.1	22.5
Amortization of intangible assets								(3.0)	0.3	(2.7)
Interest expense								19.5	27.0	46.5

Earnings (losses) before income taxes								$473.5	$(62.9)	$410.6

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2014	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp(2)	Total	Total Segments	Corporate Activities(3)	Consolidated
	(in millions)
Gross premiums written	$608.9	$1,279.5	$1,888.4	$679.7	$106.0	$31.5	$817.2	$2,705.6	$(12.5)	$2,693.1
Net premiums written	521.9	1,247.9	1,769.8	447.8	94.8	31.0	573.6	2,343.4	—	2,343.4

Net premiums earned	493.2	1,132.0	1,625.2	409.6	88.1	30.0	527.7	2,152.9	—	2,152.9

Net loss and LAE	183.1	763.5	946.6	217.5	53.6	22.7	293.8	1,240.4	—	1,240.4
Commissions, brokerage and other underwriting expenses	146.1	367.8	513.9	109.3	45.1	15.5	169.9	683.8	—	683.8

Underwriting profit (loss)(4)	$164.0	$0.7	$164.7	$82.8	$(10.6)	$(8.2)	$64.0	228.7	—	228.7

Net investment income								221.6	3.1	224.7
Net realized capital gains								116.9	21.5	138.4
Other than temporary impairment losses								(6.2)	—	(6.2)
Other income								1.9	66.1	68.0
Other operating expenses								45.2	74.4	119.6
Corporate administration								0.2	22.1	22.3
Amortization of intangible assets								(3.0)	0.3	(2.7)
Interest expense								24.5	19.2	43.7

Earnings (losses) before income taxes								$496.0	$(25.3)	$470.7

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes underwriting results of AIHL Re.
(3)	Includes elimination of minor reinsurance activity between segments.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of June 30, 2015, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.7 billion, $6.5 billion and $0.7 billion, respectively, of which cash and invested assets represented $14.4 billion, $4.9 billion and $0.4 billion, respectively. As of June 30, 2015, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $5.2 billion, $2.8 billion and ($0.4) billion, respectively.

Included in corporate activities is debt associated with ACC’s operating subsidiaries. In this regard, SORC had $6.2 million of borrowings as of June 30, 2015, representing its borrowing capacity as of June 30, 2015 pursuant to a secured $250.0 million bank credit facility that was obtained in April 2014. In addition, Kentucky Trailer had $27.7 million of borrowings as of June 30, 2015 related primarily to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or ACC, and they are classified as a component of other liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2014, or the “2014 10-K.”

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

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

•	Net earnings attributable to Alleghany stockholders were $182.5 million in the second quarter of 2015, compared with $149.0 million in the second quarter of 2014, and $307.7 million in the first six months of 2015, compared with $353.9 million in the first six months of 2014.

•	Earnings before income taxes were $245.1 million in the second quarter of 2015, compared with $202.4 million in the second quarter of 2014, and $410.6 million in the first six months of 2015, compared with $470.7 million in the first six months of 2014.

•	Net investment income decreased 9.6 percent and 3.6 percent in the second quarter and first six months of 2015, respectively, from the corresponding 2014 periods.

•	Net premiums written decreased 5.2 percent and 4.5 percent in the second quarter and first six months of 2015, respectively, from the corresponding 2014 periods.

•	Underwriting profit was $115.3 million in the second quarter of 2015, compared with $110.1 million in the second quarter of 2014, and $242.0 million in the first six months of 2015, compared with $228.7 million in the first six months of 2014.

•	The combined ratio for our reinsurance and insurance segments was 89.3 percent in the second quarter of 2015, compared with 90.0 percent in the second quarter of 2014, and 88.4 percent in the first six months of 2015, compared with 89.4 percent in the first six months of 2014.

•	Catastrophe losses, net of reinsurance, were $14.6 million in the second quarter of 2015, compared with $38.3 million in the second quarter of 2014, and $16.4 million in the first six months of 2015, compared with $47.9 million in the first six months of 2014.

•	Net favorable prior accident year development on loss and LAE reserves was $54.8 million in the second quarter of 2015, compared with $49.9 million in the second quarter of 2014, and $95.6 million in the first six months of 2015, compared with $101.5 million in the first six months of 2014.

As of June 30, 2015, we had total assets of $23.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.6 billion. As of June 30, 2015, we had consolidated total investments of approximately $19.1 billion, of which $14.6 billion was invested in debt securities, $3.1 billion was invested in equity securities, $0.6 billion was invested in short-term investments and $0.8 billion was invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues
Net premiums earned	$1,074.7	$1,098.9	$2,091.9	$2,152.9
Net investment income	103.1	114.1	216.5	224.7
Net realized capital gains	86.2	41.5	129.3	138.4
Other than temporary impairment losses	(7.3)	(0.9)	(59.6)	(6.2)
Other income	43.8	37.6	79.9	68.0

Total revenues	1,300.5	1,291.2	2,458.0	2,577.8

Costs and Expenses
Net loss and loss adjustment expenses	595.4	629.2	1,142.4	1,240.4
Commissions, brokerage and other underwriting expenses	364.0	359.6	707.5	683.8
Other operating expenses	63.8	66.3	131.2	119.6
Corporate administration	9.8	12.7	22.5	22.3
Amortization of intangible assets	(1.0)	(0.9)	(2.7)	(2.7)
Interest expense	23.4	21.9	46.5	43.7

Total costs and expenses	1,055.4	1,088.8	2,047.4	2,107.1

Earnings before income taxes	245.1	202.4	410.6	470.7
Income taxes	61.9	53.2	102.0	116.8

Net earnings	183.2	149.2	308.6	353.9
Net earnings attributable to noncontrolling interest	0.7	0.2	0.9	—

Net earnings attributable to Alleghany stockholders	$182.5	$149.0	$307.7	$353.9

Revenues:
Total reinsurance and insurance segments	$1,257.9	$1,250.7	$2,383.8	$2,487.1
Corporate activities(1)	42.6	40.5	74.2	90.7

Earnings (losses) before income taxes:
Total reinsurance and insurance segments	$272.9	$226.6	$473.5	$496.0
Corporate activities(1)	(27.8)	(24.2)	(62.9)	(25.3)

(1)	Consists of Alleghany Properties, SORC, Bourn & Koch, Kentucky Trailer, our investment in ORX Exploration, Inc., or “ORX,” and corporate activities at the parent level. In addition, beginning July 31, 2014, corporate activities also include our investment in Jazwares, LLC, or “Jazwares.” Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “total reinsurance and insurance segments.” Information related to the senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Segment results for our two reportable segments and for corporate activities for the three and six months ended June 30, 2015 and 2014 are shown in the tables below:

Three Months Ended June 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$890.2	$425.2	$1,315.4	$(6.5)	$1,308.9
Net premiums written	830.6	315.4	1,146.0	—	1,146.0

Net premiums earned	799.6	275.1	1,074.7	—	1,074.7

Net loss and LAE:
Current year (excluding catastrophe losses)	480.0	155.6	635.6	—	635.6
Current year catastrophe losses	—	14.6	14.6	—	14.6
Prior years	(51.1)	(3.7)	(54.8)	—	(54.8)

Total net loss and LAE	428.9	166.5	595.4	—	595.4
Commissions, brokerage and other underwriting expenses	277.7	86.3	364.0	—	364.0

Underwriting profit(2)	$93.0	$22.3	115.3	—	115.3

Net investment income			103.3	(0.2)	103.1
Net realized capital gains			86.2	—	86.2
Other than temporary impairment losses			(7.3)	—	(7.3)
Other income			1.0	42.8	43.8
Other operating expenses			16.8	47.0	63.8
Corporate administration			0.2	9.6	9.8
Amortization of intangible assets			(1.1)	0.1	(1.0)
Interest expense			9.7	13.7	23.4

Earnings (losses) before income taxes			$272.9	$(27.8)	$245.1

Loss ratio(3):
Current year (excluding catastrophe losses)	60.0%	56.5%	59.1%
Current year catastrophe losses	0.0%	5.3%	1.4%
Prior years	(6.4%)	(1.3%)	(5.1%)

Total net loss and LAE	53.6%	60.5%	55.4%
Expense ratio(4)	34.7%	31.4%	33.9%

Combined ratio(5)	88.3%	91.9%	89.3%

Three Months Ended June 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$947.1	$450.0	$1,397.1	$(5.1)	$1,392.0
Net premiums written	890.0	319.4	1,209.4	—	1,209.4

Net premiums earned	831.9	267.0	1,098.9	—	1,098.9

Net loss and LAE:
Current year (excluding catastrophe losses)	506.7	134.1	640.8	—	640.8
Current year catastrophe losses	17.6	20.7	38.3	—	38.3
Prior years	(41.6)	(8.3)	(49.9)	—	(49.9)

Total net loss and LAE	482.7	146.5	629.2	—	629.2
Commissions, brokerage and other underwriting expenses	274.4	85.2	359.6	—	359.6

Underwriting profit(2)	$74.8	$35.3	110.1	—	110.1

Net investment income			112.4	1.7	114.1
Net realized capital gains			41.8	(0.3)	41.5
Other than temporary impairment losses			(0.9)	—	(0.9)
Other income			(1.5)	39.1	37.6
Other operating expenses			23.9	42.4	66.3
Corporate administration			0.1	12.6	12.7
Amortization of intangible assets			(0.9)	—	(0.9)
Interest expense			12.2	9.7	21.9

Earnings (losses) before income taxes			$226.6	$(24.2)	$202.4

Loss ratio(3):
Current year (excluding catastrophe losses)	60.9%	50.2%	58.3%
Current year catastrophe losses	2.1%	7.8%	3.5%
Prior years	(5.0%)	(3.1%)	(4.5%)

Total net loss and LAE	58.0%	54.9%	57.3%
Expense ratio(4)	33.0%	31.9%	32.7%

Combined ratio(5)	91.0%	86.8%	90.0%

Six Months Ended June 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$1,792.4	$789.4	$2,581.8	$(14.0)	$2,567.8
Net premiums written	1,659.3	577.8	2,237.1	—	2,237.1

Net premiums earned	1,546.5	545.4	2,091.9	—	2,091.9

Net loss and LAE:
Current year (excluding catastrophe losses)	924.8	296.8	1,221.6	—	1,221.6
Current year catastrophe losses	—	16.4	16.4	—	16.4
Prior years	(89.5)	(6.1)	(95.6)	—	(95.6)

Total net loss and LAE	835.3	307.1	1,142.4	—	1,142.4
Commissions, brokerage and other underwriting expenses	534.4	173.1	707.5	—	707.5

Underwriting profit(2)	$176.8	$65.2	242.0	—	242.0

Net investment income			214.0	2.5	216.5
Net realized capital gains			135.0	(5.7)	129.3
Other than temporary impairment losses			(59.6)	—	(59.6)
Other income			2.5	77.4	79.9
Other operating expenses			43.5	87.7	131.2
Corporate administration			0.4	22.1	22.5
Amortization of intangible assets			(3.0)	0.3	(2.7)
Interest expense			19.5	27.0	46.5

Earnings (losses) before income taxes			$473.5	$(62.9)	$410.6

Loss ratio(3):
Current year (excluding catastrophe losses)	59.8%	54.4%	58.4%
Current year catastrophe losses	0.0%	3.0%	0.8%
Prior years	(5.8%)	(1.1%)	(4.6%)

Total net loss and LAE	54.0%	56.3%	54.6%
Expense ratio(4)	34.6%	31.7%	33.8%

Combined ratio(5)	88.6%	88.0%	88.4%

Six Months Ended June 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$1,888.4	$817.2	$2,705.6	$(12.5)	$2,693.1
Net premiums written	1,769.8	573.6	2,343.4	—	2,343.4

Net premiums earned	1,625.2	527.7	2,152.9	—	2,152.9

Net loss and LAE:
Current year (excluding catastrophe losses)	1,015.9	278.1	1,294.0	—	1,294.0
Current year catastrophe losses	17.6	30.3	47.9	—	47.9
Prior years	(86.9)	(14.6)	(101.5)	—	(101.5)

Total net loss and LAE	946.6	293.8	1,240.4	—	1,240.4
Commissions, brokerage and other underwriting expenses	513.9	169.9	683.8	—	683.8

Underwriting profit(2)	$164.7	$64.0	228.7	—	228.7

Net investment income			221.6	3.1	224.7
Net realized capital gains			116.9	21.5	138.4
Other than temporary impairment losses			(6.2)	—	(6.2)
Other income			1.9	66.1	68.0
Other operating expenses			45.2	74.4	119.6
Corporate administration			0.2	22.1	22.3
Amortization of intangible assets			(3.0)	0.3	(2.7)
Interest expense			24.5	19.2	43.7

Earnings (losses) before income taxes			$496.0	$(25.3)	$470.7

Loss ratio(3):
Current year (excluding catastrophe losses)	62.5%	52.8%	60.1%
Current year catastrophe losses	1.1%	5.7%	2.2%
Prior years	(5.3%)	(2.8%)	(4.7%)

Total net loss and LAE	58.3%	55.7%	57.6%
Expense ratio(4)	31.6%	32.2%	31.8%

Combined ratio(5)	89.9%	87.9%	89.4%

(1)	Total Segments excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of Three and Six Months Ended June 30, 2015 and 2014

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Premiums written:
Gross	$1,308.9	$1,392.0	(6.0%)	$2,567.8	$2,693.1	(4.7%)
Net	1,146.0	1,209.4	(5.2%)	2,237.1	2,343.4	(4.5%)
Net premiums earned	1,074.7	1,098.9	(2.2%)	2,091.9	2,152.9	(2.8%)

The decreases in gross premiums written in the second quarter and first six months of 2015 from the corresponding 2014 periods reflect decreases at our reinsurance segment and, to a lesser extent, decreases at our insurance segment. The decreases in net premiums written in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect decreases at our reinsurance segment. The decreases in gross premiums written and net premiums written at our reinsurance segment primarily reflect the impact of changes in foreign exchange rates and, to a lesser extent, higher ceded premiums written due to an increase in reinsurance coverage purchased by TransRe in 2015, which impacted net premiums written. The decreases in gross premiums written at our insurance segment primarily reflect lower premiums at RSUI, partially offset by continued significant growth in premiums at PacificComp and CapSpecialty.

The decreases in net premiums earned in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect decreases at our reinsurance segment for the reasons discussed above, partially offset by increases at our insurance segment. The increases at our insurance segment reflect significant growth at CapSpecialty and PacificComp, partially offset by decreases at RSUI.

Premiums for the second quarter and first six months of 2015 and 2014 are more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophe losses)	$635.6	$640.8	(0.8%)	$1,221.6	$1,294.0	(5.6%)
Current year catastrophe losses	14.6	38.3	(61.9%)	16.4	47.9	(65.8%)
Prior years	(54.8)	(49.9)	9.8%	(95.6)	(101.5)	(5.8%)

	$595.4	$629.2	(5.4%)	$1,142.4	$1,240.4	(7.9%)

Net loss and LAE ratio:
Current year (excluding catastrophe losses)	59.1%	58.3%		58.4%	60.1%
Current year catastrophe losses	1.4%	3.5%		0.8%	2.2%
Prior years	(5.1%)	(4.5%)		(4.6%)	(4.7%)

	55.4%	57.3%		54.6%	57.6%

The decreases in net loss and LAE in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect decreases at our reinsurance segment, partially offset by increases at our insurance segment. The decreases at our reinsurance segment primarily reflect the impact of lower net premiums earned, as discussed above, lower claims in the current accident year and a lack of catastrophe losses in the second quarter and first six months of 2015. The increases at our insurance segment primarily reflect the impact of higher current accident year losses, the impact of higher net premiums earned and less favorable prior year loss reserve development overall, partially offset by lower catastrophe losses.

Net losses and LAE for the second quarter and first six months of 2015 and 2014 are more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$364.0	$359.6	1.2%	$707.5	$683.8	3.5%
Expense ratio	33.9%	32.7%		33.8%	31.8%

The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect higher commission rates and employee-related costs at our reinsurance segment, partially offset by the impact of lower net premiums earned at our reinsurance segment, as discussed above.

Commissions, brokerage and other underwriting expenses for the second quarter and first six months of 2015 and 2014 are more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Underwriting profit	$115.3	$110.1	4.7%	$242.0	$228.7	5.8%
Combined ratio	89.3%	90.0%		88.4%	89.4%

The increase in underwriting profit in the second quarter of 2015 from the second quarter of 2014 reflects an increase in underwriting profit at our reinsurance segment, partially offset by a decrease at our insurance segment. The increase in underwriting profit in the first six months of 2015 from the first six months of 2014 primarily reflects an increase in underwriting profit at our reinsurance segment. The increases in underwriting profit at our reinsurance segment in the second quarter and first six months of 2015 primarily reflect a lack of catastrophe losses in the first six months of 2015. The decrease in underwriting profit at our insurance segment in the second quarter of 2015 primarily reflects the impact of higher current year losses and less favorable prior year loss reserve development overall, partially offset by higher net premiums earned and lower catastrophe losses.

Underwriting profit for the second quarter and first six months of 2015 and 2014 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Net investment income	$103.1	$114.1	(9.6%)	$216.5	$224.7	(3.6%)
Net realized capital gains	86.2	41.5	107.7%	129.3	138.4	(6.6%)
Other than temporary impairment losses	(7.3)	(0.9)	711.1%	(59.6)	(6.2)	861.3%

The decreases in net investment income in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect lower dividends from common stocks in our equity securities portfolio and lower interest income from lower reinvestment rates and, to a lesser extent, the impact of changes in foreign exchange rates. We modified our equity investment strategy, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in the second quarter of 2015.

The increase in net realized capital gains in the second quarter of 2015 from the second quarter of 2014 primarily reflects higher gains for the equity securities portfolio, partially offset by lower gains for the debt securities portfolio. Realized capital gains from equity securities for the three months ended June 30, 2015 include the sales of certain equity securities resulting from a modification of our equity investment strategy, as described above, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in the second quarter of 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014. The decrease in net realized capital gains in the first six months of 2015 from the first six months of 2014 primarily reflects lower gains for the debt securities portfolio, partially offset by higher gains for the equity securities portfolio.

The increase in OTTI losses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflects significant losses on equity securities in the energy, gaming and mining sectors in the first six months of 2015.

Investment results for the second quarter and first six months of 2015 and 2014 are more fully described in the following pages.

Other income and expenses. The following table summarizes our consolidated other income and expenses.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Other income	$43.8	$37.6	16.5%	$79.9	$68.0	17.5%
Other operating expenses	63.8	66.3	(3.8%)	131.2	119.6	9.7%
Corporate administration	9.8	12.7	(22.8%)	22.5	22.3	0.9%
Amortization of intangible assets	(1.0)	(0.9)	11.1%	(2.7)	(2.7)	0.0%
Interest expense	23.4	21.9	6.8%	46.5	43.7	6.4%

Other income and Other operating expenses. Other income and other operating expenses include revenues and expenses associated with our non-insurance operations. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $16.4 million and $22.0 million in the second quarter of 2015 and 2014, respectively, and $42.1 million and $43.8 million in the first six months of 2015 and 2014, respectively.

The increases in other income in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect growth at Kentucky Trailer and, to a lesser extent, SORC. The decrease in other operating expenses in the second quarter of 2015 from the second quarter of 2014 primarily reflects lower long-term incentive compensation of our reinsurance and insurance segments, partially offset by growth at Kentucky Trailer and, to a lesser extent, SORC. The increase in other operating expenses in the first six months of 2015 from the first six months of 2014 primarily reflects growth at Kentucky Trailer and, to a lesser extent, SORC, partially offset by lower long-term incentive compensation of our reinsurance and insurance segments.

Corporate administration. The decrease in corporate administration expense in the second quarter of 2015 from the second quarter of 2014 primarily reflects lower long-term incentive compensation at the Alleghany parent company. Long-term incentive compensation in the second quarter of 2014 was driven by a substantial rise in our share price during the second quarter of 2014.

Amortization of intangible assets. Amortization of intangible assets in the second quarter and first six months of 2015 and 2014 reflects the amortization of net intangible liabilities.

Interest expense. The slight increases in interest expense in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect higher interest expense at the Alleghany parent company arising from the issuance of certain senior notes on September 9, 2014, partially offset by lower interest expense at TransRe resulting from the redemption of certain senior notes on October 15, 2014. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for further information on the senior notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Income taxes	$61.9	$53.2	16.4%	$102.0	$116.8	(12.7%)
Effective tax rate (year-to-date)				24.9%	24.8%

The increase in income taxes in the second quarter of 2015 from the second quarter of 2014 primarily reflects an increase in earnings before income taxes, as discussed below. The decrease in income taxes in the first six months of 2015 from the first six months of 2014 primarily reflects a decrease in earnings before income taxes, as discussed below. The slight increase in the effective tax rate in the first six months of 2015 compared with the first six months of 2014 primarily reflects lower interest income arising from municipal bond securities, partially offset by lower taxable income in the first six months of 2015.

Earnings. The following table summarizes our earnings.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Earnings before income taxes	$245.1	$202.4	21.1%	$410.6	$470.7	(12.8%)
Net earnings attributable to Alleghany stockholders	182.5	149.0	22.5%	307.7	353.9	(13.1%)

The increase in earnings before income taxes and in net earnings attributable to Alleghany stockholders in the second quarter of 2015 from the second quarter of 2014 primarily reflects higher net realized capital gains, as discussed above. The decrease in earnings before income taxes and in net earnings attributable to Alleghany stockholders in the first six months of 2015 from the first six months of 2014 primarily reflects higher OTTI losses, as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Three Months Ended June 30, 2015	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$302.4	$587.8	$890.2
Net premiums written	252.4	578.2	830.6

Net premiums earned	236.7	562.9	799.6

Net loss and LAE:
Current year (excluding catastrophe losses)	91.0	389.0	480.0
Current year catastrophe losses	—	—	—
Prior years	(23.8)	(27.3)	(51.1)

Total net loss and LAE	67.2	361.7	428.9
Commissions, brokerage and other underwriting expenses	76.6	201.1	277.7

Underwriting profit(2)	$92.9	$0.1	$93.0

Loss ratio(3):
Current year (excluding catastrophe losses)	38.5%	69.1%	60.0%
Current year catastrophe losses	0.0%	0.0%	0.0%
Prior years	(10.1%)	(4.8%)	(6.4%)

Total net loss and LAE	28.4%	64.3%	53.6%
Expense ratio(4)	32.4%	35.7%	34.7%

Combined ratio(5)	60.8%	100.0%	88.3%

Three Months Ended June 30, 2014	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$310.3	$636.8	$947.1
Net premiums written	271.3	618.7	890.0

Net premiums earned	258.7	573.2	831.9

Net loss and LAE:
Current year (excluding catastrophe losses)	116.2	390.5	506.7
Current year catastrophe losses	17.6	—	17.6
Prior years	(12.0)	(29.6)	(41.6)

Total net loss and LAE	121.8	360.9	482.7
Commissions, brokerage and other underwriting expenses	80.8	193.6	274.4

Underwriting profit(2)	$56.1	$18.7	$74.8

Loss ratio(3):
Current year (excluding catastrophe losses)	44.9%	68.1%	60.9%
Current year catastrophe losses	6.8%	0.0%	2.1%
Prior years	(4.6%)	(5.2%)	(5.0%)

Total net loss and LAE	47.1%	62.9%	58.0%
Expense ratio(4)	31.2%	33.8%	33.0%

Combined ratio(5)	78.3%	96.7%	91.0%

Six Months Ended June 30, 2015	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$574.0	$1,218.4	$1,792.4
Net premiums written	462.4	1,196.9	1,659.3

Net premiums earned	452.3	1,094.2	1,546.5

Net loss and LAE:
Current year (excluding catastrophe losses)	166.2	758.6	924.8
Current year catastrophe losses	—	—	—
Prior years	(35.8)	(53.7)	(89.5)

Total net loss and LAE	130.4	704.9	835.3
Commissions, brokerage and other underwriting expenses	143.5	390.9	534.4

Underwriting profit (loss)(2)	$178.4	$(1.6)	$176.8

Loss ratio(3):
Current year (excluding catastrophe losses)	36.7%	69.3%	59.8%
Current year catastrophe losses	0.0%	0.0%	0.0%
Prior years	(7.9%)	(4.9%)	(5.8%)

Total net loss and LAE	28.8%	64.4%	54.0%
Expense ratio(4)	31.7%	35.7%	34.6%

Combined ratio(5)	60.5%	100.1%	88.6%

Six Months Ended June 30, 2014	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$608.9	$1,279.5	$1,888.4
Net premiums written	521.9	1,247.9	1,769.8

Net premiums earned	493.2	1,132.0	1,625.2

Net loss and LAE:
Current year (excluding catastrophe losses)	216.8	799.1	1,015.9
Current year catastrophe losses	17.6	—	17.6
Prior years	(51.3)	(35.6)	(86.9)

Total net loss and LAE	183.1	763.5	946.6
Commissions, brokerage and other underwriting expenses	146.1	367.8	513.9

Underwriting profit(2)	$164.0	$0.7	$164.7

Loss ratio(3):
Current year (excluding catastrophe losses)	44.0%	70.6%	62.5%
Current year catastrophe losses	3.6%	0.0%	1.1%
Prior years	(10.4%)	(3.1%)	(5.3%)

Total net loss and LAE	37.2%	67.5%	58.3%
Expense ratio(4)	29.6%	32.5%	31.6%

Combined ratio(5)	66.8%	100.0%	89.9%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Property
Premiums written:
Gross	$302.4	$310.3	(2.5%)	$574.0	$608.9	(5.7%)
Net	252.4	271.3	(7.0%)	462.4	521.9	(11.4%)
Net premiums earned	236.7	258.7	(8.5%)	452.3	493.2	(8.3%)

Casualty & other
Premiums written:
Gross	$587.8	$636.8	(7.7%)	$1,218.4	$1,279.5	(4.8%)
Net	578.2	618.7	(6.5%)	1,196.9	1,247.9	(4.1%)
Net premiums earned	562.9	573.2	(1.8%)	1,094.2	1,132.0	(3.3%)

Total
Premiums written:
Gross	$890.2	$947.1	(6.0%)	$1,792.4	$1,888.4	(5.1%)
Net	830.6	890.0	(6.7%)	1,659.3	1,769.8	(6.2%)
Net premiums earned	799.6	831.9	(3.9%)	1,546.5	1,625.2	(4.8%)

Property. Gross premiums written decreased by 2.5 percent in the second quarter of 2015 from the second quarter of 2014, and 5.7 percent in the first six months of 2015 from the first six months of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 5.0 percent in the second quarter of 2015 from the second quarter of 2014, and 1.8 percent in the first six months of 2015 from the first six months of 2014, primarily reflecting the impact of certain expanded treaty participations with existing long-term clients and increased premiums related to fronting arrangements with unrelated retrocessionaires, partially offset by reductions in pricing for property reinsurance contracts as the market became increasingly price competitive.

Net premiums earned decreased by 8.5 percent in the second quarter of 2015 from the second quarter of 2014, and 8.3 percent in the first six months of 2015 from the first six months of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned decreased 1.9 percent in the second quarter and first six months of 2015 from the corresponding 2014 periods, primarily reflecting higher ceded premiums earned due to an increase in reinsurance coverage in 2015, and a decrease in gross premiums written in recent quarters.

Casualty & other. Gross premiums written decreased by 7.7 percent in the second quarter of 2015 from the second quarter of 2014, and 4.8 percent in the first six months of 2015 from the first six months of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written decreased 3.8 percent in the second quarter of 2015 from the second quarter of 2014, and 0.5 percent in the first six months of 2015 from the first six months of 2014, primarily reflecting decreases in the general liability and accident and health lines of business.

Net premiums earned decreased by 1.8 percent in the second quarter of 2015 from the second quarter of 2014, and 3.3 percent in the first six months of 2015 from the first six months of 2014, primarily reflecting the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 2.5 percent in the second quarter of 2015 from the second quarter of 2014, primarily reflecting an increase in net premiums earned for TransRe’s foreign operations, and increased 0.9 percent in the first six months of 2015 from the first six months of 2014.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophes)	$91.0	$116.2	(21.7%)	$166.2	$216.8	(23.3%)
Current year catastrophe losses	—	17.6	(100.0%)	—	17.6	(100.0%)
Prior years	(23.8)	(12.0)	98.3%	(35.8)	(51.3)	(30.2%)

	$67.2	$121.8	(44.8%)	$130.4	$183.1	(28.8%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	38.5%	44.9%		36.7%	44.0%
Current year catastrophe losses	0.0%	6.8%		0.0%	3.6%
Prior years	(10.1%)	(4.6%)		(7.9%)	(10.4%)

	28.4%	47.1%		28.8%	37.2%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophes)	$389.0	$390.5	(0.4%)	$758.6	$799.1	(5.1%)
Current year catastrophe losses	—	—	—	—	—	—
Prior years	(27.3)	(29.6)	(7.8%)	(53.7)	(35.6)	50.8%

	$361.7	$360.9	0.2%	$704.9	$763.5	(7.7%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	69.1%	68.1%		69.3%	70.6%
Current year catastrophe losses	0.0%	0.0%		0.0%	0.0%
Prior years	(4.8%)	(5.2%)		(4.9%)	(3.1%)

	64.3%	62.9%		64.4%	67.5%

Total
Net loss and LAE:
Current year (excluding catastrophes)	$480.0	$506.7	(5.3%)	$924.8	$1,015.9	(9.0%)
Current year catastrophe losses	—	17.6	(100.0%)	—	17.6	(100.0%)
Prior years	(51.1)	(41.6)	22.8%	(89.5)	(86.9)	3.0%

	$428.9	$482.7	(11.1%)	$835.3	$946.6	(11.8%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	60.0%	60.9%		59.8%	62.5%
Current year catastrophe losses	0.0%	2.1%		0.0%	1.1%
Prior years	(6.4%)	(5.0%)		(5.8%)	(5.3%)

	53.6%	58.0%		54.0%	58.3%

Property. The decrease in net loss and LAE in the second quarter of 2015 from the second quarter of 2014 primarily reflects the impact of lower net premiums earned, lower claims in the current accident year, a lack of catastrophe losses in the second quarter of 2015 and more favorable prior accident year development on loss reserves. The decrease in net loss and LAE in the first six months of 2015 from the first six months of 2014 primarily reflects the impact of lower net premiums earned, lower claims in the current accident year and the lack of catastrophe losses in the first six months of 2015, partially offset by less favorable prior accident year development on loss reserves. The $17.6 million of catastrophe losses in the second quarter and first six months of 2014 reflect net losses from severe snowstorms across northeast Japan in February 2014.

Net loss and LAE in the second quarter and first six months of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three months Ended June 30,				Six months Ended June 30,
	2015		2014		2015		2014
	(in millions)
Catastrophe events	$(17.0	)(1)	$6.1	(2)	$(14.1	)(1)	$(24.2	)(3)
Non-catastrophe	(6.8	)(4)	(18.1	)(5)	(21.7	)(6)	(27.1	)(7)

Total	$(23.8)		$(12.0)		$(35.8)		$(51.3)

(1)	Primarily reflects favorable development from Super Storm Sandy in 2012 and, to a lesser extent, other catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable development from the New Zealand earthquake in 2010.
(2)	Primarily reflects unfavorable development from the New Zealand earthquake in 2010 and, to a lesser extent, Super Storm Sandy in 2012, partially offset by favorable development from several catastrophes that occurred in the 2011 and 2013 accident years.
(3)	Primarily reflects favorable development from several catastrophes that occurred in the 2011 through 2013 accident years, partially offset by unfavorable development from the New Zealand earthquake in 2010.
(4)	Reflects favorable development primarily related to the 2011 and 2012 accident years.
(5)	Reflects favorable development primarily related to the 2012 accident year.
(6)	Reflects favorable development primarily related to the 2011, 2012 and 2014 accident years.
(7)	Reflects favorable development primarily related to the 2011 and 2012 accident years, partially offset by unfavorable development related to the 2010 accident year.

The favorable prior accident year development on loss reserves in the second quarter and first six months of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first six months of 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2015.

Casualty & other. The slight increase in net loss and LAE in the second quarter of 2015 from the second quarter of 2014 primarily reflects higher claims in the current accident year and less favorable prior accident year development on loss reserves, partially offset by the impact of lower net premiums earned. The decrease in net loss and LAE in the first six months of 2015 from the first six months of 2014 primarily reflects the impact of lower net premiums earned, more favorable prior accident year development on loss reserves and lower claims in the current accident year.

Net loss and LAE in the second quarter and first six months of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in millions)
The Malpractice Treaties(1)	$(6.7)		$(6.4)		$(12.1)		$(12.7)
Other	(20.6	)(2)	(23.2	)(3)	(41.6	)(2)	(22.9	)(3)

Total	$(27.3)		$(29.6)		$(53.7)		$(35.6)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are retained by the cedants, or the “Malpractice Treaties.” As a result, TransRe records an offsetting increase in profit commission expense incurred when such favorable development occurs.
(2)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2009 through 2014 accident years, partially offset by unfavorable development from the 2002 and prior accident years.
(3)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business from the 2003 through 2013 accident years, partially offset by unfavorable development from the 2002 and prior accident years.

The favorable prior accident year development on loss reserves in the second quarter and first six months of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first six months of 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2015.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$76.6	$80.8	(5.2%)	$143.5	$146.1	(1.8%)
Expense ratio	32.4%	31.2%		31.7%	29.6%

Casualty & other
Commissions, brokerage and other underwriting expenses	$201.1	$193.6	3.9%	$390.9	$367.8	6.3%
Expense ratio	35.7%	33.8%		35.7%	32.5%

Total
Commissions, brokerage and other underwriting expenses	$277.7	$274.4	1.2%	$534.4	$513.9	4.0%
Expense ratio	34.7%	33.0%		34.6%	31.6%

Property. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the impact of lower net premiums earned, partially offset by higher employee-related costs.

Casualty & other. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect an increase in commission rates being demanded by cedants and higher employee-related costs partially offset by the impact of lower net premiums earned.

Reinsurance Segment: Underwriting profit. The following table summarizes underwriting profit for the reinsurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Property
Underwriting profit	$92.9	$56.1	65.6%	$178.4	$164.0	8.8%
Combined ratio	60.8%	78.3%		60.5%	66.8%

Casualty & other
Underwriting profit (loss)	$0.1	$18.7	(99.5%)	$(1.6)	$0.7	(328.6%)
Combined ratio	100.0%	96.7%		100.1%	100.0%

Total
Underwriting profit	$93.0	$74.8	24.3%	$176.8	$164.7	7.3%
Combined ratio	88.3%	91.0%		88.6%	89.9%

Property. The increase in underwriting profit in the second quarter of 2015 from the second quarter of 2014 primarily reflects lower claims in the current accident year, the lack of catastrophe losses in the second quarter of 2015 and more favorable prior accident year development on loss reserves, partially offset by lower net premiums earned, all as discussed above. The increase in underwriting profit in the first six months of 2015 from the first six months of 2014 primarily reflects lower claims in the current year and the lack of catastrophe losses in the first six months of 2015, partially offset by lower net premiums earned and less favorable prior accident year development on loss reserves, all as discussed above.

Casualty & other. The decrease in underwriting profit in the second quarter of 2015 compared with the second quarter of 2014 primarily reflects lower net premiums earned, higher current accident year losses, less favorable prior accident year development on loss reserves and higher commissions, brokerage and other underwriting expenses, all as discussed above. The small underwriting loss in the first six months of 2015 compared with a small underwriting profit in the first six months of 2014 primarily reflects lower net premiums earned and higher commissions, brokerage and other underwriting expenses, partially offset by lower current accident year losses and more favorable prior accident year development on loss reserves, all as discussed above.

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

The underwriting results of the insurance segment are presented below.

Three Months Ended June 30, 2015	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Gross premiums written	$339.7	$61.4	$24.1	$425.2
Net premiums written	233.7	57.9	23.8	315.4

Net premiums earned	201.4	49.9	23.8	275.1

Net loss and LAE:
Current year (excluding catastrophe losses)	109.1	28.2	18.3	155.6
Current year catastrophe losses	12.5	2.1	—	14.6
Prior years	(7.3)	3.6	—	(3.7)

Total net loss and LAE	114.3	33.9	18.3	166.5
Commissions, brokerage and other underwriting expenses	55.1	21.8	9.4	86.3

Underwriting profit (loss)(2)	$32.0	$(5.8)	$(3.9)	$22.3

Loss ratio(3):
Current year (excluding catastrophe losses)	54.2%	56.6%	76.8%	56.5%
Current year catastrophe losses	6.2%	4.2%	0.0%	5.3%
Prior years	(3.6%)	7.2%	0.0%	(1.3%)

Total net loss and LAE	56.8%	68.0%	76.8%	60.5%
Expense ratio(4)	27.4%	43.6%	39.5%	31.4%

Combined ratio(5)	84.2%	111.6%	116.3%	91.9%

Three Months Ended June 30, 2014	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Gross premiums written	$377.4	$56.9	$15.7	$450.0
Net premiums written	252.4	51.5	15.5	319.4

Net premiums earned	205.6	45.8	15.6	267.0

Net loss and LAE:
Current year (excluding catastrophe losses)	96.6	26.0	11.5	134.1
Current year catastrophe losses	18.7	2.0	—	20.7
Prior years	(10.3)	1.7	0.3	(8.3)

Total net loss and LAE	105.0	29.7	11.8	146.5
Commissions, brokerage and other underwriting expenses	54.6	23.1	7.5	85.2

Underwriting profit (loss)(2)	$46.0	$(7.0)	$(3.7)	$35.3

Loss ratio(3):
Current year (excluding catastrophe losses)	47.0%	56.7%	73.5%	50.2%
Current year catastrophe losses	9.1%	4.4%	0.0%	7.8%
Prior years	(5.0%)	3.7%	1.9%	(3.1%)

Total net loss and LAE	51.1%	64.8%	75.4%	54.9%
Expense ratio(4)	26.6%	50.4%	48.3%	31.9%

Combined ratio(5)	77.7%	115.2%	123.7%	86.8%

Six Months Ended June 30, 2015	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Gross premiums written	$627.9	$115.9	$45.6	$789.4
Net premiums written	424.3	108.5	45.0	577.8

Net premiums earned	404.5	97.5	43.4	545.4

Net loss and LAE:
Current year (excluding catastrophe losses)	211.5	51.6	33.7	296.8
Current year catastrophe losses	13.6	2.8	—	16.4
Prior years	(10.0)	3.9	—	(6.1)

Total net loss and LAE	215.1	58.3	33.7	307.1
Commissions, brokerage and other underwriting expenses	110.4	44.5	18.2	173.1

Underwriting profit (loss)(2)	$79.0	$(5.3)	$(8.5)	$65.2

Loss ratio(3):
Current year (excluding catastrophe losses)	52.3%	52.9%	77.5%	54.4%
Current year catastrophe losses	3.4%	2.9%	0.0%	3.0%
Prior years	(2.5%)	4.0%	0.0%	(1.1%)

Total net loss and LAE	53.2%	59.8%	77.5%	56.3%
Expense ratio(4)	27.3%	45.6%	42.0%	31.7%

Combined ratio(5)	80.5%	105.4%	119.5%	88.0%

Six Months Ended June 30, 2014	RSUI	CapSpecialty	PacificComp(1)	Total
	(in millions, except ratios)
Gross premiums written	$679.7	$106.0	$31.5	$817.2
Net premiums written	447.8	94.8	31.0	573.6

Net premiums earned	409.6	88.1	30.0	527.7

Net loss and LAE:
Current year (excluding catastrophe losses)	205.4	50.9	21.8	278.1
Current year catastrophe losses	28.3	2.0	—	30.3
Prior years	(16.2)	0.7	0.9	(14.6)

Total net loss and LAE	217.5	53.6	22.7	293.8
Commissions, brokerage and other underwriting expenses	109.3	45.1	15.5	169.9

Underwriting profit (loss)(2)	$82.8	$(10.6)	$(8.2)	$64.0

Loss ratio(3):
Current year (excluding catastrophe losses)	50.2%	57.8%	72.6%	52.8%
Current year catastrophe losses	6.9%	2.3%	0.0%	5.7%
Prior years	(4.0%)	0.8%	3.0%	(2.8%)

Total net loss and LAE	53.1%	60.9%	75.6%	55.7%
Expense ratio(4)	26.7%	51.1%	51.7%	32.2%

Combined ratio(5)	79.8%	112.0%	127.3%	87.9%

(1)	Includes underwriting results of AIHL Re.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
RSUI
Premiums written:
Gross	$339.7	$377.4	(10.0%)	$627.9	$679.7	(7.6%)
Net	233.7	252.4	(7.4%)	424.3	447.8	(5.2%)
Net premiums earned	201.4	205.6	(2.0%)	404.5	409.6	(1.2%)

CapSpecialty
Premiums written:
Gross	$61.4	$56.9	7.9%	$115.9	$106.0	9.3%
Net	57.9	51.5	12.4%	108.5	94.8	14.5%
Net premiums earned	49.9	45.8	9.0%	97.5	88.1	10.7%

PacificComp
Premiums written:
Gross	$24.1	$15.7	53.5%	$45.6	$31.5	44.8%
Net	23.8	15.5	53.5%	45.0	31.0	45.2%
Net premiums earned	23.8	15.6	52.6%	43.4	30.0	44.7%

Total
Premiums written:
Gross	$425.2	$450.0	(5.5%)	$789.4	$817.2	(3.4%)
Net	315.4	319.4	(1.3%)	577.8	573.6	0.7%
Net premiums earned	275.1	267.0	3.0%	545.4	527.7	3.4%

RSUI. The decreases in gross premiums written in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect declines in the property line of business due to an increase in competition and a decrease in rates and, to a lesser extent, modest declines in the umbrella/excess line of business, partially offset by modest increases in the binding authority line of business.

The decreases in net premiums earned in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect a decrease in gross premiums written in recent quarters.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect strong growth in the professional lines of business, partially offset by declines in other property and casualty lines of business and the surety line of business.

The increases in net premiums earned in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect an increase in gross premiums written in recent quarters and lower ceded premiums earned due to a reduction in reinsurance coverage in 2015.

PacificComp. The increases in gross premiums written and net premiums earned in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect PacificComp’s distribution initiatives and the identification of desirable segments of the California workers’ compensation market.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
RSUI
Net loss and LAE:
Current year (excluding catastrophes)	$109.1	$96.6	12.9%	$211.5	$205.4	3.0%
Current year catastrophe losses	12.5	18.7	(33.2%)	13.6	28.3	(51.9%)
Prior years	(7.3)	(10.3)	(29.1%)	(10.0)	(16.2)	(38.3%)

	$114.3	$105.0	8.9%	$215.1	$217.5	(1.1%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	54.2%	47.0%		52.3%	50.2%
Current year catastrophe losses	6.2%	9.1%		3.4%	6.9%
Prior years	(3.6%)	(5.0%)		(2.5%)	(4.0%)

	56.8%	51.1%		53.2%	53.1%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophes)	$28.2	$26.0	8.5%	$51.6	$50.9	1.4%
Current year catastrophe losses(1)	2.1	2.0	5.0%	2.8	2.0	40.0%
Prior years	3.6	1.7	111.8%	3.9	0.7	457.1%

	$33.9	$29.7	14.1%	$58.3	$53.6	8.8%

Net loss and LAE ratio:
Current year (excluding catastrophes)	56.6%	56.7%		52.9%	57.8%
Current year catastrophe losses	4.2%	4.4%		2.9%	2.3%
Prior years	7.2%	3.7%		4.0%	0.8%

	68.0%	64.8%		59.8%	60.9%

PacificComp
Net loss and LAE:
Current year (excluding catastrophes)	$18.3	$11.5	59.1%	$33.7	$21.8	54.6%
Current year catastrophe losses	—	—	—	—	—	—
Prior years	—	0.3	(100.0%)	—	0.9	(100.0%)

	$18.3	$11.8	55.1%	$33.7	$22.7	48.5%

Net loss and LAE ratio:
Current year (excluding catastrophes)	76.8%	73.5%		77.5%	72.6%
Current year catastrophe losses	0.0%	0.0%		0.0%	0.0%
Prior years	0.0%	1.9%		0.0%	3.0%

	76.8%	75.4%		77.5%	75.6%

Total
Net loss and LAE:
Current year (excluding catastrophes)	$155.6	$134.1	16.0%	$296.8	$278.1	6.7%
Current year catastrophe losses	14.6	20.7	(29.5%)	16.4	30.3	(45.9%)
Prior years	(3.7)	(8.3)	(55.4%)	(6.1)	(14.6)	(58.2%)

	$166.5	$146.5	13.7%	$307.1	$293.8	4.5%

Net loss and LAE ratio:
Current year (excluding catastrophes)	56.5%	50.2%		54.4%	52.8%
Current year catastrophe losses	5.3%	7.8%		3.0%	5.7%
Prior years	(1.3%)	(3.1%)		(1.1%)	(2.8%)

	60.5%	54.9%		56.3%	55.7%

(1)	Alleghany commenced reporting catastrophe losses for CapSpecialty on April 1, 2014.

RSUI. The increase in net loss and LAE in the second quarter of 2015 from the second quarter of 2014 primarily reflects higher losses in the current accident year and less favorable prior accident year development on loss reserves, partially offset by lower catastrophe losses and the impact of lower net premiums earned. The decrease in net loss and LAE in the first six months of 2015 from the first six months of 2014 primarily reflects lower catastrophe losses, partially offset by less favorable prior accident year development on loss reserves and higher losses in the current accident year.

Catastrophe losses, net of reinsurance, were $12.5 million and $18.7 million in the second quarter of 2015 and 2014, respectively, and $13.6 million and $28.3 million in the first six months of 2015 and 2014, respectively. Catastrophe losses for the second quarter of 2015 and 2014 primarily reflect the impact of several occurrences of severe weather in the Southeastern and Midwestern U.S. Catastrophe losses in the first six months of 2014 also include the impact of nationwide severe winter weather in January and February of 2014.

Net loss and LAE in the second quarter and first six months of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
			(in millions)
Casualty	$(5.9	)(1)	$(8.7	)(2)	$(7.0	)(1)	$(14.0	)(2)
Property and other	(1.4	)(3)	(1.6	)(3)	(3.0	)(3)	(2.2	)(3)

Total	$(7.3)		$(10.3)		$(10.0)		$(16.2)

(1)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability, directors’ and officers’ liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable development in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(2)	Primarily reflects favorable prior accident year development on loss reserves in the general liability, directors’ and officers’ liability and professional liability lines of business related to the 2003 through 2010 accident years.
(3)	Primarily reflects favorable prior accident year development on loss reserves related to unallocated LAE reserves.

The favorable prior accident year development on loss reserves in the second quarter and first six months of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first six months of 2015 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2015.

CapSpecialty. The increases in net loss and LAE in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the impact of higher net premiums earned, higher unfavorable prior accident year development on loss reserves and higher surety losses in the current accident year, partially offset by lower property losses. Higher surety losses relate to a few large claims that were incurred in the second quarter of 2015. Lower property losses arose from lower fire and weather-related losses.

Net loss and LAE in the second quarter of 2015 include unfavorable prior accident year development on loss reserves of $3.6 million primarily related to the casualty lines of business from the 2013 and 2014 accident years, and reflect unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the second quarter of 2014 include unfavorable prior accident year development on loss reserves of $1.7 million primarily related to the casualty line of business for the 2011 through 2013 accident years, partially offset by favorable prior accident year development on loss reserves in the surety line of business.

Net loss and LAE in the first six months of 2015 include unfavorable prior accident year development on loss reserves of $3.9 million primarily related to the casualty lines of business from the 2013 and 2014 accident years, and reflect unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first six months of 2014 include unfavorable prior accident year development on loss reserves of $0.7 million primarily related to the casualty line of business for the 2011 through 2013 accident years, partially offset by favorable prior accident year development on loss reserves in the surety line of business for the 2012 and 2013 accident years.

PacificComp. The increases in net loss and LAE in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the impact of higher net premiums earned and, to a lesser extent, a higher current accident year loss ratio, partially offset by unfavorable prior accident year development on loss reserves in the second quarter and first six months of 2014. Unfavorable prior accident year development on loss reserves in the second quarter and first six months of 2014 was $0.3 million and $0.9 million, respectively, and primarily related to unallocated LAE.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$55.1	$54.6	0.9%	$110.4	$109.3	1.0%
Expense ratio	27.4%	26.6%		27.3%	26.7%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$21.8	$23.1	(5.6%)	$44.5	$45.1	(1.3%)
Expense ratio	43.6%	50.4%		45.6%	51.1%

PacificComp
Commissions, brokerage and other underwriting expenses	$9.4	$7.5	25.3%	$18.2	$15.5	17.4%
Expense ratio	39.5%	48.3%		42.0%	51.7%

Total
Commissions, brokerage and other underwriting expenses	$86.3	$85.2	1.3%	$173.1	$169.9	1.9%
Expense ratio	31.4%	31.9%		31.7%	32.2%

RSUI. The slight increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the impact of higher commissions and higher employee-related costs, partially offset by the impact of lower net premiums earned. Higher commissions reflect the fact that RSUI’s binding authority line of business, which incurs a higher commission rate than RSUI’s other lines of business, is a growing portion of RSUI’s overall book of business.

CapSpecialty. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the fact that CapSpecialty’s surety lines of business, which incur a higher commission rate than CapSpecialty’s other lines of business, are a declining portion of CapSpecialty’s overall book of business, partially offset by the impact of higher net premiums earned in other lines of business.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the impact of growth in net premiums earned.

Insurance Segment: Underwriting profit. The following table summarizes underwriting profit for the insurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
RSUI
Underwriting profit	$32.0	$46.0	(30.4%)	$79.0	$82.8	(4.6%)
Combined ratio	84.2%	77.7%		80.5%	79.8%

CapSpecialty
Underwriting (loss)	$(5.8)	$(7.0)	(17.1%)	$(5.3)	$(10.6)	(50.0%)
Combined ratio	111.6%	115.2%		105.4%	112.0%

PacificComp
Underwriting (loss)	$(3.9)	$(3.7)	5.4%	$(8.5)	$(8.2)	3.7%
Combined ratio	116.3%	123.7%		119.5%	127.3%

Total
Underwriting profit	$22.3	$35.3	(36.8%)	$65.2	$64.0	1.9%
Combined ratio	91.9%	86.8%		88.0%	87.9%

RSUI. The decreases in underwriting profit in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect higher losses in the current accident year, less favorable prior accident year development on loss reserves and lower net premiums earned, partially offset by lower catastrophe losses, all as discussed above.

CapSpecialty. The decreases in underwriting losses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect the impact of higher net premiums earned and a decrease in property losses, partially offset by an increase in unfavorable prior accident year development on loss reserves and higher surety losses, all as discussed above.

PacificComp. PacificComp reported underwriting losses in the second quarter and first six months of both 2015 and 2014, primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The slight increases in underwriting losses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect a higher current accident year loss ratio, partially offset by the beneficial impact of growing net premiums earned and unfavorable prior accident year development on loss reserves in the second quarter and first six months of 2014, all as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Net investment income	$103.3	$112.4	(8.1%)	$214.0	$221.6	(3.4%)
Net realized capital gains	86.2	41.8	106.2%	135.0	116.9	15.5%
Other than temporary impairment losses	(7.3)	(0.9)	711.1%	(59.6)	(6.2)	861.3%

Net Investment Income. The decreases in net investment income in the second quarter of 2015 and first six months of 2015 from the corresponding 2014 periods primarily reflect lower dividends from common stocks in our equity securities portfolio and lower interest income from lower reinvestment rates and, to a lesser extent, the impact of changes in foreign exchange rates. We modified our equity investment strategy, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in the second quarter of 2015.

Net Realized Capital Gains. The increases in net realized capital gains in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect higher gains for the equity securities portfolio, partially offset by lower gains for the debt securities portfolio. Realized capital gains from equity securities for the three months ended June 30, 2015 include the sales of certain equity securities as a result of a modification of our equity investment strategy, as described above, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in the second quarter include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014.

Other Than Temporary Impairment Losses. OTTI losses in the first six months of 2015 reflect $59.6 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $59.6 million of OTTI losses, $58.8 million related to equity securities, primarily in the energy, gaming and mining sectors, and $0.8 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the duration of the decline in the fair value of equity securities relative to their costs. Of the $59.6 million of OTTI losses, $7.3 million was incurred in the second quarter of 2015.

OTTI losses for the first six months of 2014 reflect $6.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $6.2 million of OTTI losses, $5.3 million related to equity securities and $0.9 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. Of the $6.2 million of OTTI losses, $0.9 million was incurred in the second quarter of 2014.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of June 30, 2015); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of June 30, 2015.

Corporate Activities Operating Results

The following table summarizes the operating results for corporate activities.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Net premiums earned	$—	$—	—	$—	$—	—
Net investment income	(0.2)	1.7	(111.8%)	2.5	3.1	(19.4%)
Net realized capital gains	—	(0.3)	(100.0%)	(5.7)	21.5	(126.5%)
Other than temporary impairment losses	—	—	—	—	—	—
Other income	42.8	39.1	9.5%	77.4	66.1	17.1%

Total revenues	42.6	40.5	5.2%	74.2	90.7	(18.2%)

Net loss and LAE	—	—	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—	—	—
Other operating expenses	47.0	42.4	10.8%	87.7	74.4	17.9%
Corporate administration	9.6	12.6	(23.8%)	22.1	22.1	0.0%
Amortization of intangible assets	0.1	—	—	0.3	0.3	0.0%
Interest expense	13.7	9.7	41.2%	27.0	19.2	40.6%

Losses before income taxes	$(27.8)	$(24.2)	14.9%	$(62.9)	$(25.3)	148.6%

Other income and Other operating expenses. The increases in other income and other operating expenses in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect growth at Kentucky Trailer and, to a lesser extent, SORC.

Net investment income. The decreases in net investment income in the second quarter and first six months of 2015 from the corresponding 2014 periods primarily reflect higher losses from ORX and lower dividends from common stocks, partially offset by earnings from Jazwares that were not present in the first six months of 2014. ACC acquired a 30 percent equity interest in Jazwares in July 2014.

Net realized capital gains. Net realized capital losses in the first six months of 2015 primarily reflect the sale at a loss of equity securities in the energy sector in the first quarter of 2015. Net realized capital gains in the first six months of 2014 primarily reflect the sale of equity securities in the financial services sector in the first quarter of 2014.

Corporate administration. The decrease in corporate administration expense in the second quarter of 2015 from the second quarter of 2014 primarily reflects lower long-term incentive compensation. Long-term incentive compensation in the second quarter of 2014 was driven by a substantial rise in our share price during the second quarter of 2014.

Interest expense. The increases in interest expense in the second quarter and first six months of 2015 from the corresponding 2014 periods are due to the issuance on September 9, 2014 of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044.

Losses before income taxes. The increase in losses before income taxes in the second quarter of 2015 from the second quarter of 2014 primarily reflects lower net investment income and higher interest expense, partially offset by lower corporate administration expense, all as discussed above. The increase in losses before income taxes in the first six months of 2015 from the first six months of 2014 primarily reflects net realized capital losses in the first six months of 2015 compared with net realized capital gains in the first six months of 2014 and, to a lesser extent, higher interest expense, all as discussed above.

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

	As of June 30, 2015			As of December 31, 2014
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$882.1	$(87.3)	$794.8	$992.3	$(56.6)	$935.7
Casualty & other(1)	8,016.2	(420.2)	7,596.0	8,138.7	(430.8)	7,707.9

	8,898.3	(507.5)	8,390.8	9,131.0	(487.4)	8,643.6

Insurance Segment
Property	318.5	(136.7)	181.8	311.4	(131.3)	180.1
Casualty(2)	1,946.2	(676.5)	1,269.7	1,873.7	(648.4)	1,225.3
Workers’ compensation	171.8	(3.6)	168.2	159.6	(3.7)	155.9
All other(3)	193.8	(78.1)	115.7	182.6	(79.7)	102.9

	2,630.3	(894.9)	1,735.4	2,527.3	(863.1)	1,664.2

Eliminations	(65.0)	65.0	—	(61.1)	61.1	—

Total	$11,463.6	$(1,337.4)	$10,126.2	$11,597.2	$(1,289.4)	$10,307.8

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June 30, 2015 and December 31, 2014. Gross and net loss and LAE reserves as of June 30, 2015 decreased from December 31, 2014, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by an increase at our insurance segment. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to catastrophe events occurring in prior years and the impact of changes in foreign currency exchange rates. The increase in gross and net loss and LAE reserves in the insurance segment primarily reflects higher reserves in the casualty lines of business due to higher current accident year losses.

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

As of June 30, 2015, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,395.1 million, consisting of $1,337.4 million of ceded outstanding loss and LAE and $57.7 million of recoverables on paid losses. See Part I, Item 1, “Business – Reinsurance Protection” of the 2014 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2015 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
		(in millions)
Swiss Reinsurance Company	A+ (Superior)	$145.8	10.5%
American International Group, Inc.	A (Excellent)	129.7	9.3
PartnerRe Ltd.	A+ (Superior)	111.1	8.0
Syndicates at Lloyd’s of London	A (Excellent)	99.2	7.1
RenaissanceRe Holdings Ltd.	A+ (Superior)	91.5	6.6
W.R. Berkley Corporation	A+ (Superior)	89.4	6.4
Allianz SE	A+ (Superior)	76.2	5.5
Chubb Corporation	A++ (Superior)	61.9	4.4
Ace Ltd.	A++ (Superior)	54.9	3.9
Fairfax Financial Holdings Ltd.	A (Excellent)	41.6	3.0
All other reinsurers		493.8	35.3

Total reinsurance recoverables(3)		$1,395.1	100.0%

Secured reinsurance recoverables(4)		$172.1	12.3%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 96 percent of our reinsurance recoverables balance as of June 30, 2015 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2015.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2015, we held total marketable securities and cash of $1,280.3 million, compared with $1,032.0 million as of December 31, 2014. The increase in the six months ended June 30, 2015 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock and capital contributions to SORC. The $1,280.3 million is comprised of $355.5 million at the Alleghany parent company, $511.0 million at AIHL and $413.8 million at the TransRe holding company. In addition, we held non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2015.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.6 billion as of June 30, 2015, compared with approximately $7.5 billion as of December 31, 2014. The increase in stockholders’ equity in the six months ended June 30, 2015 primarily reflects net earnings and, to a lesser extent, an increase in unrealized appreciation on our equity securities portfolio, partially offset by a decrease in unrealized appreciation on our debt securities portfolio and repurchases of shares of our common stock. The decrease in unrealized appreciation on our debt securities portfolio is due to a modest increase in longer-term interest rates that occurred in the first half of 2015. As of June 30, 2015, we had 15,975,165 shares of our common stock outstanding, compared with 16,054,323 shares of our common stock outstanding as of December 31, 2014.

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

On April 13, 2015, Standard & Poor’s Ratings Services upgraded Alleghany’s issuer credit rating to “BBB+” from “BBB.”

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement since its inception through June 30, 2015.

Common Stock Repurchases. In October 2012, our Board of Directors authorized a program to repurchase shares of our common stock, at such times and at prices as management determines advisable, up to an aggregate of $300.0 million, or the “2012 Repurchase Program.” In July 2014, our Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. As of June 30, 2015, we had repurchased approximately $99.2 million of shares under the 2014 Repurchase Program.

Under the 2012 Repurchase Program and the 2014 Repurchase Program, as applicable, we repurchased shares of our common stock in the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Shares repurchased	29,233	159,014	88,183	401,622
Cost of shares repurchased (in millions)	$13.9	$65.3	$40.5	$159.9
Average price per share repurchased	$475.97	$410.43	$459.80	$398.15

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of June 30, 2015, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $243.3 million, which is reported in other invested assets on our consolidated balance sheets.

In July 2013, AIHL invested $250.0 million in Ares Management, L.P., or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of June 30, 2015, at our discretion, half of these interests may be converted at any time, and the remaining half may be converted in May 2016. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of June 30, 2015, AIHL’s carrying value in Ares was $229.9 million, which is net of returns of capital received from Ares.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2015.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments and interest and principal payments on TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes,” and 8.00% senior notes due on November 30, 2039. As of June 30, 2015, there was $367.0 million aggregate principal amount outstanding of the 2015 Senior Notes. We expect to fund the payment of outstanding principal and interest under the 2015 Senior Notes at maturity with cash and investments at TransRe, and/or cash inflows generated by TransRe. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, the portfolios of our reinsurance and insurance subsidiaries consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Of our non-insurance operating subsidiaries, SORC has largely depended on Alleghany to support its growth. From formation in 2011 through June 30, 2015, we have invested $222.6 million in SORC. The $222.6 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in the State of Wyoming. In April 2014, SORC obtained a $250.0 million secured bank credit facility. As of June 30, 2015, SORC had $6.2 million of borrowings under the facility, representing its borrowing capacity as of such date.

In addition, Kentucky Trailer had $27.7 million of borrowings as of June 30, 2015 related primarily to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or ACC, and they are classified as a component of other liabilities on our consolidated balance sheets.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of the Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2015 and December 31, 2014 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2015. As of June 30, 2015, the ratings of our debt securities portfolio were as follows:

	Ratings as of June 30, 2015
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	(in millions)
U.S. Government obligations	$—	$781.5	$—	$—	$—	$781.5
Municipal bonds	809.3	3,200.6	961.4	9.4	0.8	4,981.5
Foreign government obligations	438.1	279.7	175.0	7.6	—	900.4
U.S. corporate bonds	14.6	122.4	776.1	826.5	401.6	2,141.2
Foreign corporate bonds	230.6	261.3	594.5	257.9	92.5	1,436.8
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	30.8	1,551.8	0.2	1.7	20.7	1,605.2
Commercial mortgage-backed securities (“CMBS”)	422.5	400.3	250.5	92.4	3.1	1,168.8
Other asset-backed securities	884.9	129.3	232.9	298.8	3.6	1,549.5

Total debt securities	$2,830.8	$6,726.9	$2,990.6	$1,494.3	$522.3	$14,564.9

Percentage of debt securities	19.4%	46.2%	20.5%	10.3%	3.6%	100.0%

(1)	Consists of $140.3 million of securities rated BB / Ba, $286.3 million of securities rated B, $57.3 million of securities rated CCC, $10.6 million of securities rated CC, $6.7 million of securities rated below CC and $21.1 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale (“AFS”).

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2015, our debt securities portfolio had an effective duration of approximately 4.5 years compared with 3.9 years as of December 31, 2014. The increase in duration for the first six months of 2015 primarily reflects the purchase of long-dated corporate and U.S. Government debt securities in the second quarter of 2015. As of June 30, 2015, approximately $3.7 billion, or 26 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $19.1 billion as of June 30, 2015 from approximately $18.8 billion as of December 31, 2014, primarily reflecting cash flows from operating activities and an increase in security balances payable from unsettled trades, partially offset by the impact of a decrease in unrealized appreciation on our debt securities portfolio, repurchases of our common stock and capital contributions to SORC. The decrease in unrealized appreciation on our debt securities portfolio is due to a modest increase in longer-term interest rates that occurred in the first half of 2015.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$18,341.3	$18,341.3	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,762.1	$1,886.6	$1,767.1	$1,948.6

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for additional information.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of CMBS and other asset-backed securities, as well as a small portion of RMBS, an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), partnership investments and non-marketable equity investments.

Mortgage-backed and asset-backed securities are initially valued at the transaction price. Subsequently, we use widely accepted valuation practices that produce a fair value measurement. The vast majority of fair values are determined using an income approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, as well as other inputs described below. A few Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage-backed and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained, and as such, an income approach is not feasible.

Since Level 3 valuations are based on techniques that use significant inputs that are unobservable with little or no market activity, the fair values under the market approach for Level 3 securities are less credible than under the income approach, however, the market approach, where feasible, is used to corroborate the fair values determined by the income approach. The market approach primarily relies on the securities’ relationships to quoted transaction prices for similarly structured instruments. To the extent that transaction prices for similarly structured instruments are not available for a particular security, other market approaches are used to corroborate the fair values determined by the income approach, including option adjusted spread analyses.

Unobservable inputs, significant to the measurement and valuation of mortgage-backed and asset-backed securities, are generally used in the income approach, and include assumptions about prepayment speed and collateral performance, including default, delinquency and loss severity rates. Significant changes to any one of these inputs, or combination of inputs, could significantly change the fair value measurement for these securities.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of June 30, 2015
Equity securities:
Common stock	$3,135.2	$8.4	$—	$3,143.6
Preferred stock	—	—	—	—

Total equity securities	3,135.2	8.4	—	3,143.6

Debt securities:
U.S. Government obligations	—	781.5	—	781.5
Municipal bonds	—	4,981.5	—	4,981.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,116.0	25.2	2,141.2
Foreign corporate bonds	—	1,436.1	0.7	1,436.8
Mortgage and asset-backed securities:
RMBS(1)	—	1,588.6	16.6	1,605.2
CMBS	—	1,147.8	21.0	1,168.8
Other asset-backed securities(2)	—	600.5	949.0	1,549.5

Total debt securities	—	13,552.4	1,012.5	14,564.9
Short-term investments	—	601.5	—	601.5
Other invested assets(3)	—	—	31.3	31.3

Total investments (excluding equity method investments)	$3,135.2	$14,162.3	$1,043.8	$18,341.3

Senior Notes	$—	$1,886.6	$—	$1,886.6

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$—	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,805.3	10.2	—	2,815.5

Debt securities:
U.S. Government obligations	—	541.1	—	541.1
Municipal bonds	—	5,197.5	—	5,197.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,118.1	36.7	2,154.8
Foreign corporate bonds	—	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,637.7	18.2	1,655.9
CMBS	—	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	—	586.8	933.1	1,519.9

Total debt securities	—	13,581.3	1,017.3	14,598.6
Short-term investments	—	715.6	—	715.6
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$—	$1,948.6	$—	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $935.6 million and $900.7 million of collateralized loan obligations as of June 30, 2015 and December 31, 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2015, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
New York	$19.9	$—	$0.5	$—	$80.3	$182.5	$88.6	$73.3	$445.1	$13.9	$459.0
Texas	41.2	—	—	—	43.9	78.9	74.7	—	238.7	197.7	436.4
California	9.3	42.2	—	19.2	1.3	47.6	87.7	7.5	214.8	125.3	340.1
Massachusetts	5.3	21.0	3.6	—	34.5	49.5	1.9	6.3	122.1	133.4	255.5
North Carolina	28.3	26.2	5.1	—	—	0.6	25.6	14.6	100.4	109.1	209.5
Ohio	44.4	5.2	0.3	1.5	—	1.7	95.2	—	148.3	25.2	173.5
Arizona	3.0	28.6	—	—	20.0	5.8	70.8	33.9	162.1	—	162.1
Washington	1.1	—	—	—	10.8	5.6	73.3	4.6	95.4	56.9	152.3
Illinois	14.7	31.1	1.6	—	9.6	35.4	11.5	—	103.9	36.6	140.5
District/Columbia	—	—	—	—	74.3	41.3	7.5	—	123.1	9.4	132.5
All other states	222.3	71.5	70.4	141.6	103.6	280.4	199.1	105.4	1,194.3	454.3	1,648.6

Total	$389.5	$225.8	$81.5	$162.3	$378.3	$729.3	$735.9	$245.6	$2,948.2	$1,161.8	4,110.0

Total advance refunded / escrowed maturity bonds											871.5

Total municipal bonds											$4,981.5

Recent Accounting Standards

Recently Adopted

In April 2014, the Financial Accounting Standards Board, or the “FASB,” issued guidance that changed the criteria for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift in operations qualify as discontinued operations. In addition, the new guidance requires expanded disclosure about discontinued operations. This guidance was effective in the first quarter of 2015. We adopted this guidance in the first quarter of 2015 and the implementation did not have an impact on our results of operations and financial condition.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Insurance- and reinsurance-related revenues are not impacted by this guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We will adopt this guidance in the first quarter of 2018 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

In May 2015, the FASB issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to 10 years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) incurred-but-not-reported liabilities by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age by accident year. In addition, the guidance requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We will adopt this guidance as of December 31, 2016 and do not currently believe that the implementation will have an impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of June 30, 2015 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2015 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(in millions)
Assets:
Debt securities, fair value	$15,703.9	$15,485.4	$15,111.1	$14,564.9	$13,918.2	$13,303.6	$12,729.7
Estimated change in fair value	$1,139.0	$920.5	$546.2	$—	$(646.7)	$(1,261.3)	$(1,835.2)

Liabilities:
Senior Notes, fair value	$2,401.3	$2,209.9	$2,035.8	$1,886.6	$1,758.7	$1,648.5	$1,552.6
Estimated change in fair value	$514.7	$323.3	$149.2	$—	$(127.9)	$(238.1)	$(334.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2015 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2015
(in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,143.6	20% Increase	$3,772.3	5.3%
	20% Decrease	$2,514.9	-5.3%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $337.8 million as of June 30, 2015.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of June 30, 2015, the primary foreign currency exposures for these foreign operations were the Canadian Dollar, the Euro, the Japanese Yen and the Swiss Franc. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of June 30, 2015 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2015
(in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 295.2 (1)	20% Increase	$354.2	0.5%
	20% Decrease	$236.2	-0.5%

(1)	Denotes a net asset position as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended June 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended June 30, 2015:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 to April 30	4,074	$472.81	4,074	$262.8
May 1 to May 31	3,998	477.12	3,998	260.9
June 1 to June 30	21,161	476.37	21,161	250.8

Total	29,233	475.97	29,233

(1)	In July 2014, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $350.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

10.1	2015 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

10.2	2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: August 4, 2015	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2015 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

10.2	2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv) Notes to Unaudited Consolidated Financial Statements.