Form 10-Q
period 2015-09-30
ALLEGHANY CORP /DE
filed 2015-11-03
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

15,572,593 SHARES, PAR VALUE $1.00 PER SHARE, AS OF OCTOBER 28, 2015

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2015—$2,826,902; 2014—$2,366,035)	$3,012,070	$2,815,484
Debt securities (amortized cost: 2015—$14,382,992; 2014—$14,364,430)	14,530,255	14,598,641
Short-term investments	362,034	715,553

	17,904,359	18,129,678
Other invested assets	737,350	705,665

Total investments	18,641,709	18,835,343
Cash	563,187	605,259
Accrued investment income	119,698	136,511
Premium balances receivable	722,614	683,848
Reinsurance recoverables	1,419,683	1,361,083
Ceded unearned premiums	198,788	184,435
Deferred acquisition costs	377,268	353,169
Property and equipment at cost, net of accumulated depreciation and amortization	95,740	88,910
Goodwill	111,904	111,904
Intangible assets, net of amortization	137,193	133,378
Current taxes receivable	6,260	91,202
Net deferred tax assets	489,636	389,597
Other assets	550,455	514,797

Total assets	$23,434,135	$23,489,436

Liabilities and Stockholders’ Equity
Loss and loss adjustment expenses	$11,422,492	$11,597,216
Unearned premiums	1,936,803	1,834,184
Senior Notes	1,759,488	1,767,125
Reinsurance payable	75,694	79,100
Other liabilities	778,871	729,767

Total liabilities	15,973,348	16,007,392

Common stock (shares authorized: 2015 and 2014—22,000,000; shares issued: 2015 and 2014—17,459,961)	17,460	17,460
Contributed capital	3,611,286	3,610,717
Accumulated other comprehensive income	116,333	353,584
Treasury stock, at cost (2015—1,808,262 shares; 2014—1,405,638 shares)	(696,491)	(507,699)
Retained earnings	4,403,583	3,999,366

Total stockholders’ equity attributable to Alleghany stockholders	7,452,171	7,473,428
Noncontrolling interest	8,616	8,616

Total stockholders’ equity	7,460,787	7,482,044

Total liabilities and stockholders’ equity	$23,434,135	$23,489,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,049,071	$1,136,215
Net investment income	118,159	118,284
Net realized capital gains	29,202	59,368
Other than temporary impairment losses	(52,680)	(720)
Other income	45,285	38,769

Total revenues	1,189,037	1,351,916

Costs and Expenses
Net loss and loss adjustment expenses	594,729	623,132
Commissions, brokerage and other underwriting expenses	360,203	372,291
Other operating expenses	68,453	59,622
Corporate administration	10,922	9,455
Amortization of intangible assets	(1,104)	(1,142)
Interest expense	22,691	22,671

Total costs and expenses	1,055,894	1,086,029

Earnings before income taxes	133,143	265,887
Income taxes	36,045	79,547

Net earnings	97,098	186,340
Net earnings attributable to noncontrolling interest	568	25

Net earnings attributable to Alleghany stockholders	$96,530	$186,315

Net earnings	$97,098	$186,340
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($81,256) and ($29,255) for 2015 and 2014, respectively	(150,904)	(54,330)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $8,217 and ($20,527) for 2015 and 2014, respectively	15,261	(38,121)
Change in unrealized currency translation adjustment, net of deferred taxes of ($208) and ($14,039) for 2015 and 2014, respectively	(386)	(26,073)
Retirement plans	129	(6)

Comprehensive (loss) income	(38,802)	67,810
Comprehensive income attributable to noncontrolling interest	568	25

Comprehensive (loss) income attributable to Alleghany stockholders	$(39,370)	$67,785

Basic earnings per share attributable to Alleghany stockholders	$6.07	$11.40
Diluted earnings per share attributable to Alleghany stockholders	6.07	11.40

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$3,140,965	$3,289,156
Net investment income	334,628	342,961
Net realized capital gains	158,513	197,728
Other than temporary impairment losses	(112,278)	(6,872)
Other income	125,270	106,801

Total revenues	3,647,098	3,929,774

Costs and Expenses
Net loss and loss adjustment expenses	1,737,100	1,863,504
Commissions, brokerage and other underwriting expenses	1,067,766	1,056,131
Other operating expenses	199,670	179,200
Corporate administration	33,441	31,774
Amortization of intangible assets	(3,815)	(3,879)
Interest expense	69,158	66,414

Total costs and expenses	3,103,320	3,193,144

Earnings before income taxes	543,778	736,630
Income taxes	138,113	196,415

Net earnings	405,665	540,215
Net earnings attributable to noncontrolling interest	1,448	40

Net earnings attributable to Alleghany stockholders	$404,217	$540,175

Net earnings	$405,665	$540,215
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of ($106,986) and $163,086 for 2015 and 2014, respectively	(198,689)	302,873
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($16,182) and ($66,800) for 2015 and 2014, respectively	(30,053)	(124,056)
Change in unrealized currency translation adjustment, net of deferred taxes of ($4,444) and ($10,681) for 2015 and 2014, respectively	(8,253)	(19,836)
Retirement plans	(256)	120

Comprehensive income	168,414	699,316
Comprehensive income attributable to noncontrolling interest	1,448	40

Comprehensive income attributable to Alleghany stockholders	$166,966	$699,276

Basic earnings per share attributable to Alleghany stockholders	$25.31	$32.74
Diluted earnings per share attributable to Alleghany stockholders	25.30	32.74

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net earnings	$405,665	$540,215
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	124,533	132,280
Net realized capital (gains) losses	(158,513)	(197,728)
Other than temporary impairment losses	112,278	6,872
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(62,006)	(2,736)
(Increase) decrease in premium balances receivable	(38,766)	(56,287)
(Increase) decrease in ceded unearned premiums	(14,353)	(34,588)
(Increase) decrease in deferred acquisition costs	(24,099)	(43,922)
Increase (decrease) in unearned premiums	102,619	209,374
Increase (decrease) in loss and loss adjustment expenses	(174,724)	(245,448)
Change in unrealized foreign exchange losses (gains)	132,006	83,397
Other, net	157,018	(185,652)

Net adjustments	155,993	(334,438)

Net cash provided by (used in) operating activities	561,658	205,777

Cash flows from investing activities
Purchases of debt securities	(5,866,914)	(5,120,358)
Purchases of equity securities	(2,793,006)	(1,235,381)
Sales of debt securities	4,295,126	4,141,811
Maturities and redemptions of debt securities	1,318,270	1,115,943
Sales of equity securities	2,320,298	655,862
Net (purchase) sale in short-term investments	391,904	522,274
Purchases of property and equipment	(45,285)	(37,333)
Purchase of subsidiary, net of cash acquired	(47,469)	—
Other, net	17,177	(232,058)

Net cash (used in) provided by investing activities	(409,899)	(189,240)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	—	297,942
Debt issue costs paid	—	(3,625)
Treasury stock acquisitions	(192,522)	(222,445)
Other, net	14,926	24,849

Net cash (used in) provided by financing activities	(177,596)	96,721

Effect of exchange rate changes on cash	(16,235)	(3,968)

Net (decrease) increase in cash	(42,072)	109,290
Cash at beginning of period	605,259	498,315

Cash at end of period	$563,187	$607,605

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$67,345	$60,423
Income taxes paid (refunds received)	22,613	251,434

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Alleghany’s reinsurance operations commenced on March 6, 2012, when Alleghany consummated a merger with Transatlantic Holdings, Inc. (“TransRe”), and TransRe became one of Alleghany’s wholly-owned subsidiaries. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC (“Roundwood”).

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s private capital investments are included in corporate activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) an approximately 40 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (v) a 30 percent equity interest in Jazwares, LLC (“Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida, which interest was acquired on July 31, 2014 for $60.3 million. ORX and Jazwares are accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest. Bourn & Koch and Kentucky Trailer each had approximately 20 percent noncontrolling interests outstanding during the first nine months of 2015 and 2014.

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

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$17,935.9	$17,935.9	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,759.5	$1,888.5	$1,767.1	$1,948.6

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. Fair value for all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2015
Equity securities:
Common stock	$3,006.0	$6.1	$—	$3,012.1
Preferred stock	—	—	—	—

Total equity securities	3,006.0	6.1	—	3,012.1

Debt securities:
U.S. Government obligations	—	1,071.5	—	1,071.5
Municipal bonds	—	4,766.3	—	4,766.3
Foreign government obligations	—	919.3	—	919.3
U.S. corporate bonds	—	2,123.8	51.6	2,175.4
Foreign corporate bonds	—	1,316.0	—	1,316.0
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,475.3	15.9	1,491.2
Commercial mortgage-backed securities (“CMBS”)	—	1,117.0	20.9	1,137.9
Other asset-backed securities(2)	—	678.7	974.0	1,652.7

Total debt securities	—	13,467.9	1,062.4	14,530.3
Short-term investments	—	362.0	—	362.0
Other invested assets(3)	—	—	31.5	31.5

Total investments (excluding equity method investments)	$3,006.0	$13,836.0	$1,093.9	$17,935.9

Senior Notes	$—	$1,888.5	$—	$1,888.5

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$—	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,805.3	10.2	—	2,815.5

Debt securities:
U.S. Government obligations	—	541.1	—	541.1
Municipal bonds	—	5,197.5	—	5,197.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,118.1	36.7	2,154.8
Foreign corporate bonds	—	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,637.7	18.2	1,655.9
CMBS	—	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	—	586.8	933.1	1,519.9

Total debt securities	—	13,581.3	1,017.3	14,598.6
Short-term investments	—	715.6	—	715.6
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$—	$1,948.6	$—	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $952.4 million and $900.7 million of collateralized loan obligations as of September 30, 2015 and December 31, 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

In the three and nine months ended September 30, 2015, there were transfers of $3.0 million and $19.3 million, respectively, of debt securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets. Of the $19.3 million of transfers, $13.8 million related to U.S. corporate bonds and $5.5 million related to foreign corporate bonds.

In the three and nine months ended September 30, 2015, there were transfers of $5.9 million and $15.5 million, respectively, of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets. Of the $15.5 million of transfers, $9.8 million related to U.S. corporate bonds, $5.0 million related to other invested assets and $0.7 million related to foreign corporate bonds. There were no other transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2015.

In the nine months ended September 30, 2014, there were transfers of $238.1 million of other invested assets out of Level 3. Of the $238.1 million of transfers, $232.9 million related to the conversion of an equity interest held by AIHL in the second quarter of 2014. As further described in Note 3(g), AIHL’s investment in Ares Management L.P. (“Ares”) converted to limited partner interests in certain Ares subsidiaries during the second quarter of 2014, at which time the investment ceased to qualify as a financial instrument measured at fair value. No gain or loss was recognized upon the conversion.

In the three and nine months ended September 30, 2014, there were transfers of $6.3 million and $44.4 million, respectively, of debt securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such securities. Of the $44.4 million of transfers, $29.1 million related to other asset-backed securities (specifically, collateralized loan obligations), $15.0 million related to U.S. corporate bonds and $0.3 million related to foreign corporate bonds. There were no other transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2014.

The following tables present reconciliations of the changes in Level 3 assets measured at fair value during the nine months ended September 30, 2015 and 2014:

	Debt Securities
			Mortgage and asset-backed
Nine Months Ended September 30, 2015	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.5	—	0.5	(0.3)	2.0	0.2	2.9
Other comprehensive income	(0.8)	0.8	(0.6)	(1.5)	(4.8)	0.8	(6.1)
Purchases	33.9	—	—	—	219.5	1.6	255.0
Sales	(1.8)	(2.0)	—	—	(167.9)	(0.2)	(171.9)
Issuances	—	—	—	—	—	—	—
Settlements	(12.9)	—	(2.2)	(0.6)	(7.9)	—	(23.6)
Transfers into Level 3	9.8	0.7	—	—	—	5.0	15.5
Transfers out of Level 3	(13.8)	(5.5)	—	—	—	—	(19.3)

Balance as of September 30, 2015	$51.6	$—	$15.9	$20.9	$974.0	$31.5	$1,093.9

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2014	Common stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	(in millions)
Balance as of January 1, 2014	$—	$27.5	$1.0	$78.8	$60.8	$258.4	$282.0	$708.5
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	(0.9)	—	4.1	(0.3)	0.5	0.2	3.6
Other comprehensive income	—	(0.3)	—	2.5	(1.3)	(6.9)	1.4	(4.6)
Purchases	4.5	21.6	2.5	—	22.0	730.5	—	781.1
Sales	—	(9.0)	(1.2)	(12.2)	(3.0)	(78.7)	(0.2)	(104.3)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(7.6)	(1.5)	(8.3)	(41.4)	(11.2)	(21.0)	(91.0)
Transfers into Level 3	—	15.0	0.3	—	—	29.1	—	44.4
Transfers out of Level 3	—	—	—	—	—	—	(238.1)	(238.1)

Balance as of September 30, 2014	$4.5	$46.3	$1.1	$64.9	$36.8	$921.7	$24.3	$1,099.6

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of September 30, 2015 and 2014.

Net unrealized losses related to Level 3 investments as of September 30, 2015 and December 31, 2014 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for Alleghany’s accounting policy on fair value.

3.	Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of September 30, 2015 and December 31, 2014 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of September 30, 2015
Equity securities:
Common stock	$2,826.9	$329.3	$(144.1)	$3,012.1
Preferred stock	—	—	—	—

Total equity securities	2,826.9	329.3	(144.1)	3,012.1

Debt securities:
U.S. Government obligations	1,067.7	8.2	(4.4)	1,071.5
Municipal bonds	4,660.0	120.1	(13.8)	4,766.3
Foreign government obligations	898.7	21.1	(0.5)	919.3
U.S. corporate bonds	2,183.2	30.9	(38.7)	2,175.4
Foreign corporate bonds	1,300.7	28.5	(13.2)	1,316.0
Mortgage and asset-backed securities:
RMBS	1,483.4	16.1	(8.3)	1,491.2
CMBS	1,124.5	17.1	(3.7)	1,137.9
Other asset-backed securities(1)	1,664.8	5.3	(17.4)	1,652.7

Total debt securities	14,383.0	247.3	(100.0)	14,530.3
Short-term investments	362.0	—	—	362.0

Total	$17,571.9	$576.6	$(244.1)	$17,904.4

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,366.0	$530.3	$(80.8)	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,366.0	530.3	(80.8)	2,815.5

Debt securities:
U.S. Government obligations	541.2	3.4	(3.5)	541.1
Municipal bonds	5,067.3	139.3	(9.1)	5,197.5
Foreign government obligations	876.7	23.7	—	900.4
U.S. corporate bonds	2,136.5	39.5	(21.2)	2,154.8
Foreign corporate bonds	1,460.5	47.7	(4.5)	1,503.7
Mortgage and asset-backed securities:
RMBS	1,646.9	20.7	(11.7)	1,655.9
CMBS	1,104.2	22.5	(1.4)	1,125.3
Other asset-backed securities(1)	1,531.2	2.2	(13.5)	1,519.9

Total debt securities	14,364.5	299.0	(64.9)	14,598.6
Short-term investments	715.6	—	—	715.6

Total	$17,446.1	$829.3	$(145.7)	$18,129.7

(1)	Includes $952.4 million and $900.7 million of collateralized loan obligations as of September 30, 2015 and December 31, 2014, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	(in millions)
Short-term investments due in one year or less	$362.0	$362.0

Mortgage and asset-backed securities(1)	4,272.7	4,281.8
Debt securities with maturity dates:
One year or less	573.7	576.5
Over one through five years	3,102.1	3,137.1
Over five through ten years	3,013.8	3,048.6
Over ten years	3,420.7	3,486.3

Total debt securities	14,383.0	14,530.3

Equity securities	2,826.9	3,012.1

Total	$17,571.9	$17,904.4

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$96.1	$96.2	$283.2	$288.9
Dividend income	13.8	15.8	40.1	46.0
Investment expenses	(7.1)	(7.2)	(20.4)	(21.6)
Equity in results of Pillar Investments(1)	7.3	5.0	14.9	12.5
Equity in results of Ares(1)	2.5	2.7	8.2	5.8
Equity in results of ORX	(1.6)	0.1	(6.3)	(0.6)
Other investment results	7.2	5.7	14.9	12.0

Total	$118.2	$118.3	$334.6	$343.0

(1)	See Note 3(g) for discussion of the Pillar Investments as defined therein and the investment in Ares.

As of September 30, 2015, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.4 billion and $1.1 billion for the three months ended September 30, 2015 and 2014, respectively, and $6.6 billion and $4.8 billion for the nine months ended September 30, 2015 and 2014, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2015 and 2014 primarily reflect sales of equity securities. Realized capital gains from equity securities for the nine months ended September 30, 2015 include the sales of certain equity securities resulting from a modification of Alleghany’s equity investment strategy, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in the nine months ended September 30, 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, and some additional realized capital gains taken on debt securities in the three and nine months ended September 30, 2014. The amounts of gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gross realized capital gains	$42.4	$61.6	$258.6	$215.4
Gross realized capital losses	(13.2)	(2.2)	(100.1)	(17.7)

Net realized capital gains	$29.2	$59.4	$158.5	$197.7

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

Alleghany then evaluates those equity securities where the unrealized loss is at least 20 percent of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired, including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria: (i) they are trading at a discount of at least 20 percent to amortized cost for an extended period of time (nine consecutive months or longer); (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; or (iii) Alleghany intends to sell, or it is more likely than not that Alleghany will sell, the debt security before recovery of its amortized cost basis.

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

OTTI losses in the first nine months of 2015 reflect $112.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $112.3 million of OTTI losses, $107.3 million related to equity securities, primarily in the airline, energy, gaming, pharmaceutical and mining sectors, and $5.0 million related to debt securities, primarily in the energy and finance sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the fact that Alleghany lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, based on the duration of the decline in the fair value of equity securities relative to their costs. Of the $112.3 million of OTTI losses, $52.7 million was incurred in the third quarter of 2015.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of September 30, 2015); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology. Alleghany’s methodology for assessing other than temporary declines in value contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

(f) Aging of Gross Unrealized Losses

As of September 30, 2015 and December 31, 2014, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of September 30, 2015
Equity securities:
Common stock	$1,745.8	$144.1	$—	$—	$1,745.8	$144.1
Preferred stock	—	—	—	—	—	—

Total equity securities	1,745.8	144.1	—	—	1,745.8	144.1

Debt securities:
U.S. Government obligations	380.0	4.4	8.1	—	388.1	4.4
Municipal bonds	588.3	7.2	109.7	6.6	698.0	13.8
Foreign government obligations	180.3	0.5	—	—	180.3	0.5
U.S. corporate bonds	835.6	24.7	82.5	14.0	918.1	38.7
Foreign corporate bonds	357.5	12.5	11.5	0.7	369.0	13.2
Mortgage and asset-backed securities:
RMBS	373.3	2.2	374.1	6.1	747.4	8.3
CMBS	249.9	3.4	28.7	0.3	278.6	3.7
Other asset-backed securities	816.4	11.2	279.9	6.2	1,096.3	17.4

Total debt securities	3,781.3	66.1	894.5	33.9	4,675.8	100.0

Total temporarily impaired securities	$5,527.1	$210.2	$894.5	$33.9	$6,421.6	$244.1

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$514.4	$80.8	$—	$—	$514.4	$80.8
Preferred stock	—	—	—	—	—	—

Total equity securities	514.4	80.8	—	—	514.4	80.8

Debt securities:
U.S. Government obligations	270.5	3.1	16.3	0.4	286.8	3.5
Municipal bonds	105.2	0.8	372.0	8.3	477.2	9.1
Foreign government obligations	6.1	—	5.7	—	11.8	—
U.S. corporate bonds	574.7	17.2	150.7	4.0	725.4	21.2
Foreign corporate bonds	133.4	4.1	26.2	0.4	159.6	4.5
Mortgage and asset-backed securities:
RMBS	187.9	0.5	586.4	11.2	774.3	11.7
CMBS	176.5	0.7	60.9	0.7	237.4	1.4
Other asset-backed securities	1,041.1	12.7	175.3	0.8	1,216.4	13.5

Total debt securities	2,495.4	39.1	1,393.5	25.8	3,888.9	64.9

Total temporarily impaired securities	$3,009.8	$119.9	$1,393.5	$25.8	$4,403.3	$145.7

As of September 30, 2015, Alleghany held a total of 885 debt securities and equity securities that were in an unrealized loss position, of which 106 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 106 debt securities consisted primarily of losses related to U.S. corporate bonds, municipal bonds, other asset-backed securities and RMBS.

As of September 30, 2015, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 3.5 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2015, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $230.4 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of September 30, 2015, at Alleghany’s discretion, half of these interests may be converted at any time, and the remaining half may be converted in May 2016. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of September 30, 2015, AIHL’s carrying value in Ares was $228.4 million, which is net of returns of capital received from Ares.

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

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. As of May 1, 2015, the catastrophe reinsurance program consists of three layers with the first two layers placed on May 1, 2015 and the third layer placed on May 1, 2014. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include expiration terms as follows: 34.0 percent of coverage limits will expire on April 30, 2016; 33.0 percent of coverage limits will expire on April 30, 2017; and 33.0 percent of coverage limits will expire on April 30, 2018. The third layer of coverage will expire on April 30, 2017.

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

(c) Intercompany Reinsurance Contracts

In the third quarter of 2015, AIHL Re and CapSpecialty (specifically, the insurance subsidiaries of CapSpecialty) entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re will provide CapSpecialty with coverage for adverse development on net loss and allocated LAE for accident years 2014 and prior in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to CapSpecialty from AIHL Re up to $50.0 million. The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition.

5.	Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2015 was 25.4 percent, compared with 26.7 percent for the first nine months of 2014. The slight decrease in the effective tax rate in the first nine months of 2015 compared with the first nine months of 2014 primarily reflects lower taxable income in the first nine months of 2015, partially offset by lower interest income arising from municipal bond securities.

Alleghany believes that, as of September 30, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2015.

6.	Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, the Alleghany Board of Directors authorized a program to repurchase shares of common stock of Alleghany, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). In July 2014, the Alleghany Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program.

Under the 2012 Repurchase Program and the 2014 Repurchase Program, as applicable, Alleghany repurchased shares of its common stock in the three and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	324,661	148,231	412,844	549,853
Cost of shares repurchased (in millions)	$152.0	$62.5	$192.5	$222.4
Average price per share repurchased	$468.11	$421.89	$466.33	$404.55

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the nine months ended September 30, 2015 and 2014 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income, net of tax:
Other comprehensive (loss) before reclassifications	(198.7)	(8.3)	(0.3)	(207.3)
Reclassifications from accumulated other comprehensive income	(30.0)	—	—	(30.0)

Total	(228.7)	(8.3)	(0.3)	(237.3)

Balance as of September 30, 2015	$226.7	$(97.5)	$(12.9)	$116.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	(in millions)
Balance as of January 1, 2014	$238.4	$(49.3)	$(2.2)	$186.9
Other comprehensive income, net of tax:
Other comprehensive income (loss) before reclassifications	302.9	(19.8)	0.1	283.2
Reclassifications from accumulated other comprehensive income	(124.1)	—	—	(124.1)

Total	178.8	(19.8)	0.1	159.1

Balance as of September 30, 2014	$417.2	$(69.1)	$(2.1)	$346.0

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2015 and 2014 were as follows:

Accumulated Other Comprehensive	Line in Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
Income Component	Statement of Earnings	2015	2014	2015	2014
		(in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(29.2)	$(59.4)	$(158.5)	$(197.7)
	Other than temporary impairment losses	52.7	0.7	112.3	6.9
	Income taxes	(8.2)	20.6	16.2	66.7

Total reclassifications:	Net earnings	$15.3	$(38.1)	$(30.0)	$(124.1)

7.	Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except share amounts)
Net earnings available to Alleghany stockholders	$96.5	$186.3	$404.2	$540.2
Effect of dilutive securities	—	—	0.1	—

Income available to common stockholders for diluted earnings per share	$96.5	$186.3	$404.3	$540.2

Weighted average common shares outstanding applicable to basic earnings per share	15,900,759	16,343,904	15,969,984	16,496,537
Effect of dilutive securities	—	—	8,155	—

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,900,759	16,343,904	15,978,139	16,496,537

72,865 and 71,411 contingently issuable shares were potentially available during the first nine months of 2015 and 2014, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

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

(d) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. As of September 30, 2015 and December 31, 2014, such gross and net reserves were as follows:

	September 30, 2015		December 31, 2014
	Gross	Net	Gross	Net
	(in millions)
TransRe	$597.9	$438.8	$593.5	$438.3
CapSpecialty	8.9	8.8	9.2	9.1

Total	$606.8	$447.6	$602.7	$447.4

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

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for the three and nine months ended September 30, 2015 and 2014 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$258.0	$572.0	$830.0	$255.5	$60.5	$28.3	$344.3	$1,174.3	$(6.3)	$1,168.0
Net premiums written	200.6	552.5	753.1	176.8	55.2	28.1	260.1	1,013.2	—	1,013.2
Net premiums earned	207.1	559.8	766.9	202.4	52.4	27.4	282.2	1,049.1	—	1,049.1

Net loss and LAE	85.2	353.4	438.6	105.7	29.7	20.7	156.1	594.7	—	594.7
Commissions, brokerage and other underwriting expenses	70.4	201.1	271.5	55.4	24.0	9.3	88.7	360.2	—	360.2

Underwriting profit (loss)(3)	$51.5	$5.3	$56.8	$41.3	$(1.3)	$(2.6)	$37.4	94.2	—	94.2

Net investment income								113.4	4.8	118.2
Net realized capital gains								28.2	1.0	29.2
Other than temporary impairment losses								(44.3)	(8.4)	(52.7)
Other income								0.3	45.0	45.3
Other operating expenses								16.7	51.8	68.5
Corporate administration								0.2	10.7	10.9
Amortization of intangible assets								(1.2)	0.1	(1.1)
Interest expense								9.7	13.1	22.8

Earnings (losses) before income taxes								$166.4	$(33.3)	$133.1

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2014	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$324.8	$597.9	$922.7	$282.0	$52.8	$19.4	$354.2	$1,276.9	$(7.6)	$1,269.3
Net premiums written	286.1	580.6	866.7	193.4	48.2	19.2	260.8	1,127.5	—	1,127.5

Net premiums earned	278.2	581.0	859.2	210.9	48.0	18.1	277.0	1,136.2	—	1,136.2

Net loss and LAE	113.4	361.0	474.4	106.9	25.8	16.0	148.7	623.1	—	623.1
Commissions, brokerage and other underwriting expenses	87.5	197.1	284.6	56.5	23.0	8.2	87.7	372.3	—	372.3

Underwriting profit (loss)(3)	$77.3	$22.9	$100.2	$47.5	$(0.8)	$(6.1)	$40.6	140.8	—	140.8

Net investment income								113.0	5.3	118.3
Net realized capital gains								56.3	3.1	59.4
Other than temporary impairment losses								(0.7)	—	(0.7)
Other income								0.9	37.9	38.8
Other operating expenses								18.4	41.2	59.6
Corporate administration								0.1	9.4	9.5
Amortization of intangible assets								(1.2)	0.1	(1.1)
Interest expense								12.2	10.5	22.7

Earnings (losses) before income taxes								$280.8	$(14.9)	$265.9

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$832.0	$1,790.4	$2,622.4	$883.4	$176.3	$73.9	$1,133.6	$3,756.0	$(20.2)	$3,735.8
Net premiums written	663.1	1,749.3	2,412.4	601.1	163.8	73.1	838.0	3,250.4	—	3,250.4
Net premiums earned	659.4	1,654.0	2,313.4	607.0	149.9	70.7	827.6	3,141.0	—	3,141.0

Net loss and LAE	215.6	1,058.3	1,273.9	320.8	88.1	54.3	463.2	1,737.1	—	1,737.1
Commissions, brokerage and other underwriting expenses	214.1	591.8	805.9	165.9	68.5	27.5	261.9	1,067.8	—	1,067.8

Underwriting profit (loss)(3)	$229.7	$3.9	$233.6	$120.3	$(6.7)	$(11.1)	$102.5	336.1	—	336.1

Net investment income								327.4	7.2	334.6
Net realized capital gains								163.2	(4.7)	158.5
Other than temporary impairment losses								(103.9)	(8.4)	(112.3)
Other income								2.8	122.5	125.3
Other operating expenses								60.2	139.5	199.7
Corporate administration								0.6	32.8	33.4
Amortization of intangible assets								(4.1)	0.3	(3.8)
Interest expense								29.0	40.1	69.1

Earnings (losses) before income taxes								$639.9	$(96.1)	$543.8

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2014	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	(in millions)
Gross premiums written	$933.7	$1,877.4	$2,811.1	$961.7	$158.8	$50.9	$1,171.4	$3,982.5	$(20.1)	$3,962.4
Net premiums written	808.0	1,828.5	2,636.5	641.3	143.0	50.2	834.5	3,471.0	—	3,471.0

Net premiums earned	771.4	1,713.1	2,484.5	620.5	136.1	48.1	804.7	3,289.2	—	3,289.2

Net loss and LAE	296.5	1,124.5	1,421.0	324.4	79.5	38.7	442.6	1,863.6	—	1,863.6
Commissions, brokerage and other underwriting expenses	233.6	564.9	798.5	165.8	68.1	23.7	257.6	1,056.1	—	1,056.1

Underwriting profit (loss)(3)	$241.3	$23.7	$265.0	$130.3	$(11.5)	$(14.3)	$104.5	369.5	—	369.5

Net investment income								334.7	8.3	343.0
Net realized capital gains								173.2	24.5	197.7
Other than temporary impairment losses								(6.9)	—	(6.9)
Other income								2.8	104.0	106.8
Other operating expenses								63.6	115.6	179.2
Corporate administration								0.4	31.4	31.8
Amortization of intangible assets								(4.2)	0.3	(3.9)
Interest expense								36.7	29.7	66.4

Earnings (losses) before income taxes								$776.8	$(40.2)	$736.6

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of September 30, 2015, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $16.4 billion, $6.3 billion and $0.7 billion, respectively, of which cash and invested assets represented $14.0 billion, $4.7 billion and $0.5 billion, respectively. As of September 30, 2015, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $5.2 billion, $2.6 billion and ($0.3) billion, respectively.

Included in corporate activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $29.2 million of borrowings by Kentucky Trailer as of September 30, 2015 related primarily to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2014, or the “2014 10-K.”

References in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc.,

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC, and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

•	Net earnings attributable to Alleghany stockholders were $96.5 million in the third quarter of 2015, compared with $186.3 million in the third quarter of 2014, and $404.2 million in the first nine months of 2015, compared with $540.2 million in the first nine months of 2014.

•	Earnings before income taxes were $133.1 million in the third quarter of 2015, compared with $265.9 million in the third quarter of 2014, and $543.8 million in the first nine months of 2015, compared with $736.6 million in the first nine months of 2014.

•	Net investment income in the third quarter of 2015 was roughly equal to the third quarter of 2014. Net investment income in the first nine months of 2015 decreased 2.4 percent from the first nine months of 2014.

•	Net premiums written decreased 10.1 percent and 6.4 percent in the third quarter and first nine months of 2015, respectively, from the corresponding 2014 periods.

•	Underwriting profit was $94.2 million in the third quarter of 2015, compared with $140.8 million in the third quarter of 2014, and $336.1 million in the first nine months of 2015, compared with $369.5 million in the first nine months of 2014.

•	The combined ratio for our reinsurance and insurance segments was 91.0 percent in the third quarter of 2015, compared with 87.6 percent in the third quarter of 2014, and 89.3 percent in the first nine months of 2015, compared with 88.8 percent in the first nine months of 2014.

•	Catastrophe losses, net of reinsurance, were $36.6 million in the third quarter of 2015, compared with $27.9 million in the third quarter of 2014, and $53.0 million in the first nine months of 2015, compared with $75.8 million in the first nine months of 2014.

•	Net favorable prior accident year development on loss and LAE reserves was $55.3 million in the third quarter of 2015, compared with $63.6 million in the third quarter of 2014, and $150.9 million in the first nine months of 2015, compared with $165.2 million in the first nine months of 2014.

As of September 30, 2015, we had total assets of $23.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.5 billion. As of September 30, 2015, we had consolidated total investments of approximately $18.6 billion, of which $14.5 billion was invested in debt securities, $3.0 billion was invested in equity securities, $0.4 billion was invested in short-term investments and $0.7 billion was invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Revenues
Net premiums earned	$1,049.1	$1,136.2	$3,141.0	$3,289.2
Net investment income	118.2	118.3	334.6	343.0
Net realized capital gains	29.2	59.4	158.5	197.7
Other than temporary impairment losses	(52.7)	(0.7)	(112.3)	(6.9)
Other income	45.3	38.8	125.3	106.8

Total revenues	1,189.1	1,352.0	3,647.1	3,929.8

Costs and Expenses
Net loss and loss adjustment expenses	594.7	623.1	1,737.1	1,863.6
Commissions, brokerage and other underwriting expenses	360.2	372.3	1,067.8	1,056.1
Other operating expenses	68.5	59.6	199.7	179.2
Corporate administration	10.9	9.5	33.4	31.8
Amortization of intangible assets	(1.1)	(1.1)	(3.8)	(3.9)
Interest expense	22.8	22.7	69.1	66.4

Total costs and expenses	1,056.0	1,086.1	3,103.3	3,193.2

Earnings before income taxes	133.1	265.9	543.8	736.6
Income taxes	36.0	79.6	138.1	196.4

Net earnings	97.1	186.3	405.7	540.2
Net earnings attributable to noncontrolling interest	0.6	—	1.5	—

Net earnings attributable to Alleghany stockholders	$96.5	$186.3	$404.2	$540.2

Revenues:
Total reinsurance and insurance segments	$1,146.7	$1,305.7	$3,530.5	$3,793.0
Corporate activities(1)	42.4	46.3	116.6	136.8

Earnings (losses) before income taxes:
Total reinsurance and insurance segments	$166.4	$280.8	$639.9	$776.8
Corporate activities(1)	(33.3)	(14.9)	(96.1)	(40.2)

(1)	Consists of Alleghany Properties, SORC, Bourn & Koch, Kentucky Trailer, our investment in ORX Exploration, Inc., or “ORX,” and corporate activities at the parent level. In addition, beginning July 31, 2014, corporate activities also include our investment in Jazwares, LLC, or “Jazwares.” Corporate activities also includes interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with the senior notes issued by TransRe is included in “total reinsurance and insurance segments.” Information related to the senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K.

Segment results for our two reportable segments and for corporate activities for the three and nine months ended September 30, 2015 and 2014 are shown in the tables below:

Three Months Ended September 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$830.0	$344.3	$1,174.3	$(6.3)	$1,168.0
Net premiums written	753.1	260.1	1,013.2	—	1,013.2

Net premiums earned	766.9	282.2	1,049.1	—	1,049.1

Net loss and LAE:
Current year (excluding catastrophe losses)	458.5	154.9	613.4	—	613.4
Current year catastrophe losses	31.5	5.1	36.6	—	36.6
Prior years	(51.4)	(3.9)	(55.3)	—	(55.3)

Total net loss and LAE	438.6	156.1	594.7	—	594.7
Commissions, brokerage and other underwriting expenses	271.5	88.7	360.2	—	360.2

Underwriting profit(2)	$56.8	$37.4	94.2	—	94.2

Net investment income			113.4	4.8	118.2
Net realized capital gains			28.2	1.0	29.2
Other than temporary impairment losses			(44.3)	(8.4)	(52.7)
Other income			0.3	45.0	45.3
Other operating expenses			16.7	51.8	68.5
Corporate administration			0.2	10.7	10.9
Amortization of intangible assets			(1.2)	0.1	(1.1)
Interest expense			9.7	13.1	22.8

Earnings (losses) before income taxes			$166.4	$(33.3)	$133.1

Loss ratio(3):
Current year (excluding catastrophe losses)	59.8%	54.9%	58.5%
Current year catastrophe losses	4.1%	1.8%	3.5%
Prior years	(6.7%)	(1.4%)	(5.3%)

Total net loss and LAE	57.2%	55.3%	56.7%
Expense ratio(4)	35.4%	31.4%	34.3%

Combined ratio(5)	92.6%	86.7%	91.0%

Three Months Ended September 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$922.7	$354.2	$1,276.9	$(7.6)	$1,269.3
Net premiums written	866.7	260.8	1,127.5	—	1,127.5

Net premiums earned	859.2	277.0	1,136.2	—	1,136.2

Net loss and LAE:
Current year (excluding catastrophe losses)	509.0	149.8	658.8	—	658.8
Current year catastrophe losses	18.8	9.1	27.9	—	27.9
Prior years	(53.4)	(10.2)	(63.6)	—	(63.6)

Total net loss and LAE	474.4	148.7	623.1	—	623.1
Commissions, brokerage and other underwriting expenses	284.6	87.7	372.3	—	372.3

Underwriting profit(2)	$100.2	$40.6	140.8	—	140.8

Net investment income			113.0	5.3	118.3
Net realized capital gains			56.3	3.1	59.4
Other than temporary impairment losses			(0.7)	—	(0.7)
Other income			0.9	37.9	38.8
Other operating expenses			18.4	41.2	59.6
Corporate administration			0.1	9.4	9.5
Amortization of intangible assets			(1.2)	0.1	(1.1)
Interest expense			12.2	10.5	22.7

Earnings (losses) before income taxes			$280.8	$(14.9)	$265.9

Loss ratio(3):
Current year (excluding catastrophe losses)	59.2%	54.1%	57.9%
Current year catastrophe losses	2.2%	3.3%	2.5%
Prior years	(6.2%)	(3.7%)	(5.6%)

Total net loss and LAE	55.2%	53.7%	54.8%
Expense ratio(4)	33.1%	31.7%	32.8%

Combined ratio(5)	88.3%	85.4%	87.6%

Nine Months Ended September 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$2,622.4	$1,133.6	$3,756.0	$(20.2)	$3,735.8
Net premiums written	2,412.4	838.0	3,250.4	—	3,250.4

Net premiums earned	2,313.4	827.6	3,141.0	—	3,141.0

Net loss and LAE:
Current year (excluding catastrophe losses)	1,383.3	451.7	1,835.0	—	1,835.0
Current year catastrophe losses	31.5	21.5	53.0	—	53.0
Prior years	(140.9)	(10.0)	(150.9)	—	(150.9)

Total net loss and LAE	1,273.9	463.2	1,737.1	—	1,737.1
Commissions, brokerage and other underwriting expenses	805.9	261.9	1,067.8	—	1,067.8

Underwriting profit(2)	$233.6	$102.5	336.1	—	336.1

Net investment income			327.4	7.2	334.6
Net realized capital gains			163.2	(4.7)	158.5
Other than temporary impairment losses			(103.9)	(8.4)	(112.3)
Other income			2.8	122.5	125.3
Other operating expenses			60.2	139.5	199.7
Corporate administration			0.6	32.8	33.4
Amortization of intangible assets			(4.1)	0.3	(3.8)
Interest expense			29.0	40.1	69.1

Earnings (losses) before income taxes			$639.9	$(96.1)	$543.8

Loss ratio(3):
Current year (excluding catastrophe losses)	59.8%	54.6%	58.4%
Current year catastrophe losses	1.4%	2.6%	1.7%
Prior years	(6.1%)	(1.2%)	(4.8%)

Total net loss and LAE	55.1%	56.0%	55.3%
Expense ratio(4)	34.8%	31.6%	34.0%

Combined ratio(5)	89.9%	87.6%	89.3%

Nine Months Ended September 30, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	(in millions, except ratios)
Gross premiums written	$2,811.1	$1,171.4	$3,982.5	$(20.1)	$3,962.4
Net premiums written	2,636.5	834.5	3,471.0	—	3,471.0

Net premiums earned	2,484.5	804.7	3,289.2	—	3,289.2

Net loss and LAE:
Current year (excluding catastrophe losses)	1,524.9	428.1	1,953.0	—	1,953.0
Current year catastrophe losses	36.4	39.4	75.8	—	75.8
Prior years	(140.3)	(24.9)	(165.2)	—	(165.2)

Total net loss and LAE	1,421.0	442.6	1,863.6	—	1,863.6
Commissions, brokerage and other underwriting expenses	798.5	257.6	1,056.1	—	1,056.1

Underwriting profit(2)	$265.0	$104.5	369.5	—	369.5

Net investment income			334.7	8.3	343.0
Net realized capital gains			173.2	24.5	197.7
Other than temporary impairment losses			(6.9)	—	(6.9)
Other income			2.8	104.0	106.8
Other operating expenses			63.6	115.6	179.2
Corporate administration			0.4	31.4	31.8
Amortization of intangible assets			(4.2)	0.3	(3.9)
Interest expense			36.7	29.7	66.4

Earnings (losses) before income taxes			$776.8	$(40.2)	$736.6

Loss ratio(3):
Current year (excluding catastrophe losses)	61.3%	53.2%	59.4%
Current year catastrophe losses	1.5%	4.9%	2.3%
Prior years	(5.6%)	(3.1%)	(5.0%)

Total net loss and LAE	57.2%	55.0%	56.7%
Expense ratio(4)	32.1%	32.0%	32.1%

Combined ratio(5)	89.3%	87.0%	88.8%

(1)	Total Segments excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Premiums written:
Gross	$1,168.0	$1,269.3	(8.0%)	$3,735.8	$3,962.4	(5.7%)
Net	1,013.2	1,127.5	(10.1%)	3,250.4	3,471.0	(6.4%)
Net premiums earned	1,049.1	1,136.2	(7.7%)	3,141.0	3,289.2	(4.5%)

The decreases in gross premiums written in the third quarter and first nine months of 2015 from the corresponding 2014 periods reflect decreases at our reinsurance segment and, to a lesser extent, decreases at our insurance segment. The decreases in net premiums written in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect decreases at our reinsurance segment. The decreases in gross premiums written and net premiums written at our reinsurance segment primarily reflect the impact of changes in foreign exchange rates, reduced participation on or non-renewal of certain treaties and reductions in pricing. Net premiums written was also reduced by higher ceded premiums written due to an increase in reinsurance coverage purchased by TransRe in 2015. The decreases in gross premiums written at our insurance segment primarily reflect lower premiums at RSUI, partially offset by continued significant growth in premiums at PacificComp and CapSpecialty.

The decreases in net premiums earned in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect decreases at our reinsurance segment for the reasons discussed above, partially offset by increases at our insurance segment. The increases at our insurance segment reflect significant growth at CapSpecialty and PacificComp, partially offset by decreases at RSUI.

Premiums for the third quarter and first nine months of 2015 and 2014 are more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophe losses)	$613.4	$658.8	(6.9%)	$1,835.0	$1,953.0	(6.0%)
Current year catastrophe losses	36.6	27.9	31.2%	53.0	75.8	(30.1%)
Prior years	(55.3)	(63.6)	(13.1%)	(150.9)	(165.2)	(8.7%)

	$594.7	$623.1	(4.6%)	$1,737.1	$1,863.6	(6.8%)

Net loss and LAE ratio:
Current year (excluding catastrophe losses)	58.5%	57.9%		58.4%	59.4%
Current year catastrophe losses	3.5%	2.5%		1.7%	2.3%
Prior years	(5.3%)	(5.6%)		(4.8%)	(5.0%)

	56.7%	54.8%		55.3%	56.7%

The decreases in net loss and LAE in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect decreases at our reinsurance segment, partially offset by increases at our insurance segment. The decreases in the third quarter and first nine months of 2015 at our reinsurance segment primarily reflect the impact of lower net premiums earned, as discussed above, with the decrease in the third quarter of 2015 partially offset by higher catastrophe losses. The increases at our insurance segment primarily reflect the impact of higher net premiums earned and less favorable prior year loss reserve development overall, partially offset by lower catastrophe losses.

Net losses and LAE for the third quarter and first nine months of 2015 and 2014 are more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$360.2	$372.3	(3.3%)	$1,067.8	$1,056.1	1.1%
Expense ratio	34.3%	32.8%		34.0%	32.1%

The decrease in commissions, brokerage and other underwriting expenses in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of lower net premiums earned at our reinsurance segment, as discussed above, partially offset by higher commission rates and employee-related benefit and compensation costs at our reinsurance segment.

The increase in commissions, brokerage and other underwriting expenses in the first nine months of 2015 from the first nine months of 2014 primarily reflects increases at our reinsurance and insurance segments. The increase at our reinsurance segment primarily reflects higher commission rates and employee-related benefit and compensation costs, partially offset by the impact of lower net premiums earned, as discussed above. The increase at our insurance segment primarily reflects the impact of higher net premiums earned, as discussed above.

Commissions, brokerage and other underwriting expenses for the third quarter and first nine months of 2015 and 2014 are more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Underwriting profit	$94.2	$140.8	(33.1%)	$336.1	$369.5	(9.0%)
Combined ratio	91.0%	87.6%		89.3%	88.8%

The decreases in underwriting profit in the third quarter and first nine months of 2015 from the corresponding 2014 periods reflect decreases in underwriting profit at our reinsurance segment and, to a lesser extent, decreases at our insurance segment. The decreases in underwriting profit at our reinsurance segment primarily reflect the impact of lower net premiums earned and higher commission rates and employee-related benefit and compensation costs, as discussed above. The decrease in underwriting profit at our reinsurance segment in the third quarter of 2015 also reflects higher catastrophe losses. The decreases in underwriting profit at our insurance segment in the third quarter and first nine months of 2015 primarily reflect less favorable prior year loss reserve development overall and higher current year losses, partially offset by lower catastrophe losses, as discussed above.

Underwriting profit for the third quarter and first nine months of 2015 and 2014 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Net investment income	$118.2	$118.3	(0.1%)	$334.6	$343.0	(2.4%)
Net realized capital gains	29.2	59.4	(50.8%)	158.5	197.7	(19.8%)
Other than temporary impairment losses	(52.7)	(0.7)	7428.6%	(112.3)	(6.9)	1527.5%

The decrease in net investment income in the first nine months of 2015 from the first nine months of 2014 primarily reflects lower dividends from common stocks in our equity securities portfolio, lower interest income from lower reinvestment rates and, to a lesser extent, the impact of changes in foreign exchange rates. In 2015, we modified our equity investment strategy, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in the first nine months of 2015.

The decreases in net realized capital gains in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect lower gains for the debt securities portfolio. Realized capital gains in the first nine months of 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, and some additional realized capital gains taken on debt securities in the third quarter and first nine months of 2014.

The increase in OTTI losses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflects significant losses on equity securities in the airline, energy, gaming, pharmaceutical and mining sectors in the first nine months of 2015.

Investment results for the third quarter and first nine months of 2015 and 2014 are more fully described in the following pages.

Other income and expenses. The following table summarizes our consolidated other income and expenses.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Other income	$45.3	$38.8	16.8%	$125.3	$106.8	17.3%

Other operating expenses	68.5	59.6	14.9%	199.7	179.2	11.4%
Corporate administration	10.9	9.5	14.7%	33.4	31.8	5.0%
Amortization of intangible assets	(1.1)	(1.1)	0.0%	(3.8)	(3.9)	(2.6%)
Interest expense	22.8	22.7	0.4%	69.1	66.4	4.1%

Other income and Other operating expenses. Other income and other operating expenses include revenues and expenses associated with our non-insurance operations. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $16.9 million and $18.0 million in the third quarter of 2015 and 2014, respectively, and $59.0 million and $61.8 million in the first nine months of 2015 and 2014, respectively.

The increases in other income in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect growth at Kentucky Trailer. The increases in other operating expenses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect increases at Kentucky Trailer and, to a lesser extent, SORC, partially offset by decreases in the long-term incentive compensation expense of our reinsurance and insurance segments due to less favorable operating results.

Corporate administration. The increases in corporate administration expense in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect higher long-term incentive compensation expense at the Alleghany parent company. Long-term incentive compensation expense in the third quarter of 2014 was driven, in part, by a decline in our share price during the quarter.

Amortization of intangible assets. Amortization of intangible assets in the third quarter and first nine months of 2015 and 2014 reflects the amortization of net intangible liabilities.

Interest expense. The slight increase in interest expense in the first nine months of 2015 from the first nine months of 2014 primarily reflects higher interest expense at the Alleghany parent company arising from the issuance of certain senior notes on September 9, 2014, partially offset by lower interest expense at TransRe resulting from the redemption of certain senior notes on October 15, 2014. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for further information on the senior notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Income taxes	$36.0	$79.6	(54.8%)	$138.1	$196.4	(29.7%)
Effective tax rate (year-to-date)				25.4%	26.7%

The decreases in income taxes in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect decreases in earnings before income taxes, as discussed below. The slight decrease in the effective tax rate in the first nine months of 2015 compared with the first nine months of 2014 primarily reflects lower taxable income in the first nine months of 2015, partially offset by lower interest income arising from municipal bond securities.

Earnings. The following table summarizes our earnings.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Earnings before income taxes	$133.1	$265.9	(49.9%)	$543.8	$736.6	(26.2%)
Net earnings attributable to Alleghany stockholders	96.5	186.3	(48.2%)	404.2	540.2	(25.2%)

The decreases in earnings before income taxes and in net earnings attributable to Alleghany stockholders in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect higher OTTI losses, lower net realized capital gains and lower underwriting profits, as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2014 10-K.

The underwriting results of the reinsurance segment are presented below.

Three Months Ended September 30, 2015	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$258.0	$572.0	$830.0
Net premiums written	200.6	552.5	753.1

Net premiums earned	207.1	559.8	766.9

Net loss and LAE:
Current year (excluding catastrophe losses)	79.9	378.6	458.5
Current year catastrophe losses	22.7	8.8	31.5
Prior years	(17.4)	(34.0)	(51.4)

Total net loss and LAE	85.2	353.4	438.6
Commissions, brokerage and other underwriting expenses	70.4	201.1	271.5

Underwriting profit(2)	$51.5	$5.3	$56.8

Loss ratio(3):
Current year (excluding catastrophe losses)	38.7%	67.6%	59.8%
Current year catastrophe losses	11.0%	1.6%	4.1%
Prior years	(8.4%)	(6.1%)	(6.7%)

Total net loss and LAE	41.3%	63.1%	57.2%
Expense ratio(4)	34.0%	35.9%	35.4%

Combined ratio(5)	75.3%	99.0%	92.6%

Three Months Ended September 30, 2014	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$324.8	$597.9	$922.7
Net premiums written	286.1	580.6	866.7

Net premiums earned	278.2	581.0	859.2

Net loss and LAE:
Current year (excluding catastrophe losses)	107.9	401.1	509.0
Current year catastrophe losses	18.8	—	18.8
Prior years	(13.3)	(40.1)	(53.4)

Total net loss and LAE	113.4	361.0	474.4
Commissions, brokerage and other underwriting expenses	87.5	197.1	284.6

Underwriting profit(2)	$77.3	$22.9	$100.2

Loss ratio(3):
Current year (excluding catastrophe losses)	38.8%	69.0%	59.2%
Current year catastrophe losses	6.8%	0.0%	2.2%
Prior years	(4.8%)	(6.9%)	(6.2%)

Total net loss and LAE	40.8%	62.1%	55.2%
Expense ratio(4)	31.5%	33.9%	33.1%

Combined ratio(5)	72.3%	96.0%	88.3%

Nine Months Ended September 30, 2015	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$832.0	$1,790.4	$2,622.4
Net premiums written	663.1	1,749.3	2,412.4

Net premiums earned	659.4	1,654.0	2,313.4

Net loss and LAE:
Current year (excluding catastrophe losses)	246.1	1,137.2	1,383.3
Current year catastrophe losses	22.7	8.8	31.5
Prior years	(53.2)	(87.7)	(140.9)

Total net loss and LAE	215.6	1,058.3	1,273.9
Commissions, brokerage and other underwriting expenses	214.1	591.8	805.9

Underwriting profit(2)	$229.7	$3.9	$233.6

Loss ratio(3):
Current year (excluding catastrophe losses)	37.3%	68.8%	59.8%
Current year catastrophe losses	3.4%	0.5%	1.4%
Prior years	(8.1%)	(5.3%)	(6.1%)

Total net loss and LAE	32.6%	64.0%	55.1%
Expense ratio(4)	32.5%	35.8%	34.8%

Combined ratio(5)	65.1%	99.8%	89.9%

Nine Months Ended September 30, 2014	Property	Casualty & other(1)	Total
	(in millions, except ratios)
Gross premiums written	$933.7	$1,877.4	$2,811.1
Net premiums written	808.0	1,828.5	2,636.5

Net premiums earned	771.4	1,713.1	2,484.5

Net loss and LAE:
Current year (excluding catastrophe losses)	324.7	1,200.2	1,524.9
Current year catastrophe losses	36.4	—	36.4
Prior years	(64.6)	(75.7)	(140.3)

Total net loss and LAE	296.5	1,124.5	1,421.0
Commissions, brokerage and other underwriting expenses	233.6	564.9	798.5

Underwriting profit(2)	$241.3	$23.7	$265.0

Loss ratio(3):
Current year (excluding catastrophe losses)	42.1%	70.0%	61.3%
Current year catastrophe losses	4.7%	0.0%	1.5%
Prior years	(8.4%)	(4.4%)	(5.6%)

Total net loss and LAE	38.4%	65.6%	57.2%
Expense ratio(4)	30.3%	33.0%	32.1%

Combined ratio(5)	68.7%	98.6%	89.3%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Property
Premiums written:
Gross	$258.0	$324.8	(20.6%)	$832.0	$933.7	(10.9%)
Net	200.6	286.1	(29.9%)	663.1	808.0	(17.9%)
Net premiums earned	207.1	278.2	(25.6%)	659.4	771.4	(14.5%)

Casualty & other
Premiums written:
Gross	$572.0	$597.9	(4.3%)	$1,790.4	$1,877.4	(4.6%)
Net	552.5	580.6	(4.8%)	1,749.3	1,828.5	(4.3%)
Net premiums earned	559.8	581.0	(3.6%)	1,654.0	1,713.1	(3.4%)

Total
Premiums written:
Gross	$830.0	$922.7	(10.0%)	$2,622.4	$2,811.1	(6.7%)
Net	753.1	866.7	(13.1%)	2,412.4	2,636.5	(8.5%)
Net premiums earned	766.9	859.2	(10.7%)	2,313.4	2,484.5	(6.9%)

Property. The decreases in gross premiums written in the third quarter and first nine months of 2015 from the corresponding 2014 periods reflect, in part, the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written decreased 15.6 percent in the third quarter of 2015 from the third quarter of 2014, and 4.3 percent in the first nine months of 2015 from the first nine months of 2014, primarily reflecting reduced participation on or non-renewal of certain treaties and reductions in pricing for property reinsurance contracts as the market became increasingly competitive.

The decreases in net premiums earned in the third quarter and first nine months of 2015 from the corresponding 2014 periods reflect, in part, the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned decreased 19.9 percent in the third quarter of 2015 from the third quarter of 2014, and 8.4 percent in the first nine months of 2015 from the first nine months of 2014, primarily reflecting a decrease in gross premiums written in recent quarters, and higher ceded premiums earned due to an increase in reinsurance coverage purchased in 2015.

Casualty & other. The decreases in gross premiums written in the third quarter and first nine months of 2015 from the corresponding 2014 periods reflect the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written in the third quarter and first nine months of 2015 were roughly equal to the corresponding 2014 periods.

The decreases in net premiums earned in the third quarter and first nine months of 2015 from the corresponding 2014 periods reflect the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned in the third quarter and first nine months of 2015 were roughly equal to the corresponding 2014 periods.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophes)	$79.9	$107.9	(25.9%)	$246.1	$324.7	(24.2%)
Current year catastrophe losses	22.7	18.8	20.7%	22.7	36.4	(37.6%)
Prior years	(17.4)	(13.3)	30.8%	(53.2)	(64.6)	(17.6%)

	$85.2	$113.4	(24.9%)	$215.6	$296.5	(27.3%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	38.7%	38.8%		37.3%	42.1%
Current year catastrophe losses	11.0%	6.8%		3.4%	4.7%
Prior years	(8.4%)	(4.8%)		(8.1%)	(8.4%)

	41.3%	40.8%		32.6%	38.4%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophes)	$378.6	$401.1	(5.6%)	$1,137.2	$1,200.2	(5.2%)
Current year catastrophe losses	8.8	—	—	8.8	—	—
Prior years	(34.0)	(40.1)	(15.2%)	(87.7)	(75.7)	15.9%

	$353.4	$361.0	(2.1%)	$1,058.3	$1,124.5	(5.9%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	67.6%	69.0%		68.8%	70.0%
Current year catastrophe losses	1.6%	0.0%		0.5%	0.0%
Prior years	(6.1%)	(6.9%)		(5.3%)	(4.4%)

	63.1%	62.1%		64.0%	65.6%

Total
Net loss and LAE:
Current year (excluding catastrophes)	$458.5	$509.0	(9.9%)	$1,383.3	$1,524.9	(9.3%)
Current year catastrophe losses	31.5	18.8	67.6%	31.5	36.4	(13.5%)
Prior years	(51.4)	(53.4)	(3.7%)	(140.9)	(140.3)	0.4%

	$438.6	$474.4	(7.5%)	$1,273.9	$1,421.0	(10.4%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	59.8%	59.2%		59.8%	61.3%
Current year catastrophe losses	4.1%	2.2%		1.4%	1.5%
Prior years	(6.7%)	(6.2%)		(6.1%)	(5.6%)

	57.2%	55.2%		55.1%	57.2%

Property. The decrease in net loss and LAE in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of lower net premiums earned and more favorable prior accident year development on loss reserves, partially offset by higher catastrophe losses. The decrease in net loss and LAE in the first nine months of 2015 from the first nine months of 2014 primarily reflects the impact of lower net premiums earned, lower claims in the current accident year and lower catastrophe losses, partially offset by less favorable prior accident year development on loss reserves. Catastrophe losses for the third quarter and first nine months of 2015 relate entirely to the chemical explosion in Tianjin, China in August 2015. Catastrophe losses for the third quarter and first nine months of 2014 include $9.0 million and $26.6 million of losses, respectively, resulting from severe snowstorms across northeast Japan in February 2014. In addition, catastrophe losses for the third quarter and first nine months of 2014 include $9.8 million of losses resulting from wind and hailstorm Ela, which struck Europe in June 2014.

Net loss and LAE in the third quarter and first nine months of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in millions)
Catastrophe events	$(11.8	)(1)	$(10.0	)(2)	$(25.9	)(3)	$(34.3	)(4)
Non-catastrophe	(5.6)		(3.3)		(27.3	)(5)	(30.3	)(6)

Total	$(17.4)		$(13.3)		$(53.2)		$(64.6)

(1)	Includes favorable prior accident year development on loss reserves of ($12.7) million from Super Storm Sandy in 2012, partially offset by $0.9 million of net unfavorable prior accident year development from other catastrophes.
(2)	Includes favorable prior accident year development on loss reserves of ($9.6) million from Super Storm Sandy in 2012 and ($0.4) million from other catastrophe losses.
(3)	Includes favorable prior accident year development on loss reserves of ($27.7) million from Super Storm Sandy in 2012 and, to a lesser extent, other catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(4)	Includes favorable prior accident year development on loss reserves of ($18.5) million from Super Storm Sandy in 2012 and ($15.8) million of net favorable prior accident year development from other catastrophes. The ($15.8) million primarily reflects favorable prior accident year development from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(5)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011, 2012 and 2014 accident years.
(6)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011 and 2012 accident years.

The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first nine months of 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2015.

Casualty & other. The decrease in net loss and LAE in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of lower net premiums earned and lower claims in the current accident year, partially offset by less favorable prior accident year development on loss reserves and catastrophe losses in the third quarter of 2015. The decrease in net loss and LAE in the first nine months of 2015 from the first nine months of 2014 primarily reflects the impact of lower net premiums earned, more favorable prior accident year development on loss reserves and lower claims in the current accident year, partially offset by higher catastrophe losses in the first nine months of 2015. Catastrophe losses for the third quarter and first nine months of 2015 reflect the chemical explosion in Tianjin, China in August 2015.

Net loss and LAE in the third quarter and first nine months of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in millions)
The Malpractice Treaties(1)	$—		$—		$(12.1)		$(12.7)
Other	(34.0	)(2)	(40.1	)(3)	(75.6	)(2)	(63.0	)(3)

Total	$(34.0)		$(40.1)		$(87.7)		$(75.7)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are retained by the cedants, or the “Malpractice Treaties.” As a result, TransRe records an offsetting increase in profit commission expense incurred when such favorable prior accident year development occurs.
(2)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2006 and 2009 through 2014 accident years, partially offset by unfavorable prior accident year development from the 2003 and prior accident years.
(3)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2003 through 2013 accident years, partially offset by unfavorable prior accident year development relating to the 2002 and prior accident years.

The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first nine months of 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2015.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$70.4	$87.5	(19.5%)	$214.1	$233.6	(8.3%)
Expense ratio	34.0%	31.5%		32.5%	30.3%

Casualty & other
Commissions, brokerage and other underwriting expenses	$201.1	$197.1	2.0%	$591.8	$564.9	4.8%
Expense ratio	35.9%	33.9%		35.8%	33.0%

Total
Commissions, brokerage and other underwriting expenses	$271.5	$284.6	(4.6%)	$805.9	$798.5	0.9%
Expense ratio	35.4%	33.1%		34.8%	32.1%

Property. The decreases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect the impact of lower net premiums earned, partially offset by higher employee-related benefit and compensation costs.

Casualty & other. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect an increase in commission rates being required by cedants, partially offset by the impact of lower net premiums earned.

Reinsurance Segment: Underwriting profit. The following table summarizes underwriting profit for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
Property
Underwriting profit	$51.5	$77.3	(33.4%)	$229.7	$241.3	(4.8%)
Combined ratio	75.3%	72.3%		65.1%	68.7%

Casualty & other
Underwriting profit	$5.3	$22.9	(76.9%)	$3.9	$23.7	(83.5%)
Combined ratio	99.0%	96.0%		99.8%	98.6%

Total
Underwriting profit	$56.8	$100.2	(43.3%)	$233.6	$265.0	(11.8%)
Combined ratio	92.6%	88.3%		89.9%	89.3%

Property. The decrease in underwriting profit in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of lower net premiums earned and higher catastrophe losses, partially offset by a decrease in commissions, brokerage and other underwriting expenses and more favorable prior accident year development on loss reserves, all as discussed above. The decrease in underwriting profit in the first nine months of 2015 from the first nine months of 2014 primarily reflects the impact of lower net premiums earned and less favorable prior accident year development on loss reserves, partially offset by a decrease in commissions, brokerage and other underwriting expenses and lower catastrophe losses, all as discussed above.

Casualty & other. The decrease in underwriting profit in the third quarter of 2015 from the third quarter of 2014 primarily reflects higher catastrophe losses, less favorable prior accident year development on loss reserves and higher commission rates in the third quarter of 2015, all as discussed above. The decrease in underwriting profit in the first nine months of 2015 from the first nine months of 2014 primarily reflects higher catastrophe losses and higher commission rates in the first nine months of 2015, partially offset by more favorable prior accident year development on loss reserves, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2014 10-K.

The underwriting results of the insurance segment are presented below.

Three Months Ended September 30, 2015	RSUI	CapSpecialty	PacificComp	Total
	(in millions, except ratios)
Gross premiums written	$255.5	$60.5	$28.3	$344.3
Net premiums written	176.8	55.2	28.1	260.1

Net premiums earned	202.4	52.4	27.4	282.2

Net loss and LAE:
Current year (excluding catastrophe losses)	105.0	29.2	20.7	154.9
Current year catastrophe losses	4.2	0.9	—	5.1
Prior years	(3.5)	(0.4)	—	(3.9)

Total net loss and LAE	105.7	29.7	20.7	156.1
Commissions, brokerage and other underwriting expenses	55.4	24.0	9.3	88.7

Underwriting profit (loss)(1)	$41.3	$(1.3)	$(2.6)	$37.4

Loss ratio(2):
Current year (excluding catastrophe losses)	51.8%	55.8%	75.8%	54.9%
Current year catastrophe losses	2.1%	1.7%	0.0%	1.8%
Prior years	(1.7%)	(0.8%)	0.0%	(1.4%)

Total net loss and LAE	52.2%	56.7%	75.8%	55.3%
Expense ratio(3)	27.4%	45.8%	33.6%	31.4%

Combined ratio(4)	79.6%	102.5%	109.4%	86.7%

Three Months Ended September 30, 2014	RSUI	CapSpecialty	PacificComp	Total
	(in millions, except ratios)
Gross premiums written	$282.0	$52.8	$19.4	$354.2
Net premiums written	193.4	48.2	19.2	260.8

Net premiums earned	210.9	48.0	18.1	277.0

Net loss and LAE:
Current year (excluding catastrophe losses)	111.0	25.4	13.4	149.8
Current year catastrophe losses	7.4	1.7	—	9.1
Prior years	(11.5)	(1.3)	2.6	(10.2)

Total net loss and LAE	106.9	25.8	16.0	148.7
Commissions, brokerage and other underwriting expenses	56.5	23.0	8.2	87.7

Underwriting profit (loss)(1)	$47.5	$(0.8)	$(6.1)	$40.6

Loss ratio(2):
Current year (excluding catastrophe losses)	52.7%	53.0%	74.0%	54.1%
Current year catastrophe losses	3.5%	3.5%	0.0%	3.3%
Prior years	(5.5%)	(2.7%)	14.4%	(3.7%)

Total net loss and LAE	50.7%	53.8%	88.4%	53.7%
Expense ratio(3)	26.8%	48.0%	45.4%	31.7%

Combined ratio(4)	77.5%	101.8%	133.8%	85.4%

Nine Months Ended September 30, 2015	RSUI	CapSpecialty	PacificComp	Total
	(in millions, except ratios)
Gross premiums written	$883.4	$176.3	$73.9	$1,133.6
Net premiums written	601.1	163.8	73.1	838.0

Net premiums earned	607.0	149.9	70.7	827.6

Net loss and LAE:
Current year (excluding catastrophe losses)	316.5	80.9	54.3	451.7
Current year catastrophe losses	17.8	3.7	—	21.5
Prior years	(13.5)	3.5	—	(10.0)

Total net loss and LAE	320.8	88.1	54.3	463.2
Commissions, brokerage and other underwriting expenses	165.9	68.5	27.5	261.9

Underwriting profit (loss)(1)	$120.3	$(6.7)	$(11.1)	$102.5

Loss ratio(2):
Current year (excluding catastrophe losses)	52.2%	54.0%	76.8%	54.6%
Current year catastrophe losses	2.9%	2.5%	0.0%	2.6%
Prior years	(2.2%)	2.3%	0.0%	(1.2%)

Total net loss and LAE	52.9%	58.8%	76.8%	56.0%
Expense ratio(3)	27.3%	45.7%	38.8%	31.6%

Combined ratio(4)	80.2%	104.5%	115.6%	87.6%

Nine Months Ended September 30, 2014	RSUI	CapSpecialty	PacificComp	Total
	(in millions, except ratios)
Gross premiums written	$961.7	$158.8	$50.9	$1,171.4
Net premiums written	641.3	143.0	50.2	834.5

Net premiums earned	620.5	136.1	48.1	804.7

Net loss and LAE:
Current year (excluding catastrophe losses)	316.5	76.4	35.2	428.1
Current year catastrophe losses	35.7	3.7	—	39.4
Prior years	(27.8)	(0.6)	3.5	(24.9)

Total net loss and LAE	324.4	79.5	38.7	442.6
Commissions, brokerage and other underwriting expenses	165.8	68.1	23.7	257.6

Underwriting profit (loss)(1)	$130.3	$(11.5)	$(14.3)	$104.5

Loss ratio(2):
Current year (excluding catastrophe losses)	51.0%	56.1%	73.1%	53.2%
Current year catastrophe losses	5.8%	2.7%	0.0%	4.9%
Prior years	(4.5%)	(0.4%)	7.3%	(3.1%)

Total net loss and LAE	52.3%	58.4%	80.4%	55.0%
Expense ratio(3)	26.7%	50.0%	49.4%	32.0%

Combined ratio(4)	79.0%	108.4%	129.8%	87.0%

(1)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
RSUI
Premiums written:
Gross	$255.5	$282.0	(9.4%)	$883.4	$961.7	(8.1%)
Net	176.8	193.4	(8.6%)	601.1	641.3	(6.3%)
Net premiums earned	202.4	210.9	(4.0%)	607.0	620.5	(2.2%)

CapSpecialty
Premiums written:
Gross	$60.5	$52.8	14.6%	$176.3	$158.8	11.0%
Net	55.2	48.2	14.5%	163.8	143.0	14.5%
Net premiums earned	52.4	48.0	9.2%	149.9	136.1	10.1%

PacificComp
Premiums written:
Gross	$28.3	$19.4	45.9%	$73.9	$50.9	45.2%
Net	28.1	19.2	46.4%	73.1	50.2	45.6%
Net premiums earned	27.4	18.1	51.4%	70.7	48.1	47.0%

Total
Premiums written:
Gross	$344.3	$354.2	(2.8%)	$1,133.6	$1,171.4	(3.2%)
Net	260.1	260.8	(0.3%)	838.0	834.5	0.4%
Net premiums earned	282.2	277.0	1.9%	827.6	804.7	2.8%

RSUI. The decreases in gross premiums written in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect declines in the property line of business and, to a lesser extent, declines in the umbrella/excess, directors’ and officers’ liability, and general liability lines of business, all due to an increase in competition and a decrease in rates.

The decreases in net premiums earned in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect a decrease in gross premiums written in recent quarters.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect strong growth in the professional lines of business, partially offset by declines in other property and casualty lines of business and the surety line of business.

The increases in net premiums earned in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect an increase in gross premiums written in recent quarters and lower ceded premiums earned due to a reduction in reinsurance coverage in 2015.

PacificComp. The increases in gross premiums written and net premiums earned in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect PacificComp’s distribution initiatives and the identification of desirable segments of the California workers’ compensation market.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
RSUI
Net loss and LAE:
Current year (excluding catastrophes)	$105.0	$111.0	(5.4%)	$316.5	$316.5	0.0%
Current year catastrophe losses	4.2	7.4	(43.2%)	17.8	35.7	(50.1%)
Prior years	(3.5)	(11.5)	(69.6%)	(13.5)	(27.8)	(51.4%)

	$105.7	$106.9	(1.1%)	$320.8	$324.4	(1.1%)

Net loss and LAE ratio:
Current year (excluding catastrophes)	51.8%	52.7%		52.2%	51.0%
Current year catastrophe losses	2.1%	3.5%		2.9%	5.8%
Prior years	(1.7%)	(5.5%)		(2.2%)	(4.5%)

	52.2%	50.7%		52.9%	52.3%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophes)	$29.2	$25.4	15.0%	$80.9	$76.4	5.9%
Current year catastrophe losses(1)	0.9	1.7	(47.1%)	3.7	3.7	0.0%
Prior years	(0.4)	(1.3)	(69.2%)	3.5	(0.6)	(683.3%)

	$29.7	$25.8	15.1%	$88.1	$79.5	10.8%

Net loss and LAE ratio:
Current year (excluding catastrophes)	55.8%	53.0%		54.0%	56.1%
Current year catastrophe losses	1.7%	3.5%		2.5%	2.7%
Prior years	(0.8%)	(2.7%)		2.3%	(0.4%)

	56.7%	53.8%		58.8%	58.4%

PacificComp
Net loss and LAE:
Current year (excluding catastrophes)	$20.7	$13.4	54.5%	$54.3	$35.2	54.3%
Current year catastrophe losses	—	—	—	—	—	—
Prior years	—	2.6	(100.0%)	—	3.5	(100.0%)

	$20.7	$16.0	29.4%	$54.3	$38.7	40.3%

Net loss and LAE ratio:
Current year (excluding catastrophes)	75.8%	74.0%		76.8%	73.1%
Current year catastrophe losses	0.0%	0.0%		0.0%	0.0%
Prior years	0.0%	14.4%		0.0%	7.3%

	75.8%	88.4%		76.8%	80.4%

Total
Net loss and LAE:
Current year (excluding catastrophes)	$154.9	$149.8	3.4%	$451.7	$428.1	5.5%
Current year catastrophe losses	5.1	9.1	(44.0%)	21.5	39.4	(45.4%)
Prior years	(3.9)	(10.2)	(61.8%)	(10.0)	(24.9)	(59.8%)

	$156.1	$148.7	5.0%	$463.2	$442.6	4.7%

Net loss and LAE ratio:
Current year (excluding catastrophes)	54.9%	54.1%		54.6%	53.2%
Current year catastrophe losses	1.8%	3.3%		2.6%	4.9%
Prior years	(1.4%)	(3.7%)		(1.2%)	(3.1%)

	55.3%	53.7%		56.0%	55.0%

(1)	Alleghany commenced reporting catastrophe losses for CapSpecialty on April 1, 2014.

RSUI. The decreases in net loss and LAE in the third quarter and first nine months of 2015 from the 2014 corresponding periods primarily reflect the impact of lower net premiums earned and lower catastrophe losses, partially offset by less favorable prior accident year development on loss reserves.

Catastrophe losses, net of reinsurance, were $4.2 million and $7.4 million in the third quarter of 2015 and 2014, respectively, and $17.8 million and $35.7 million in the first nine months of 2015 and 2014, respectively. Catastrophe losses in the third quarter and first nine months of 2015 primarily reflect several occurrences of severe weather in the Southeastern and Midwestern U.S. Catastrophe losses in the third quarter and first nine months of 2014 primarily reflect the impact of nationwide severe winter weather in the U.S. in January and February of 2014 and hailstorms in the spring and summer of 2014.

Net loss and LAE in the third quarter and first nine months of 2015 and 2014 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in millions)
Casualty	$1.7	(1)	$(8.2	)(2)	$(5.3	)(3)	$(22.2	)(2)
Property and other	(5.2	)(4)	(3.3	)(5)	(8.2	)(4)	(5.6	)(5)

Total	$(3.5)		$(11.5)		$(13.5)		$(27.8)

(1)	Primarily reflects unfavorable prior accident year development on loss reserves in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years, partially offset by favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years.
(2)	Primarily reflects favorable prior accident year development in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years.
(3)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year development in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(4)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year development on loss reserves related to unallocated LAE reserves.
(5)	Primarily reflects favorable prior accident year development on loss reserves related to unallocated LAE reserves and prior year catastrophe reserves from recent accident years.

The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first nine months of 2015 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2015.

CapSpecialty. The increase in net loss and LAE in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of higher net premiums earned, higher surety losses in the current accident year, and less favorable prior accident year development on loss reserves. The increase in net loss and LAE in the first nine months of 2015 from the first nine months of 2014 primarily reflects the impact of higher net premiums earned, unfavorable prior accident year development on loss reserves and higher surety losses in the current accident year, partially offset by lower property losses. Higher surety losses relate to a few large claims that were incurred in the second and third quarters of 2015. Lower property losses arose from lower fire and weather-related losses in the first nine months of 2015.

Net loss and LAE in the third quarter of 2015 include favorable prior accident year development on loss reserves of $0.4 million primarily related to the certain specialty classes of business written through a program administrator in connection with a terminated program, or the “Terminated Program,” from the 2009 and 2010 accident years and, to a lesser extent, the surety lines of business, partially offset by unfavorable prior accident year development related to the casualty lines of business primarily in the 2012 through 2014 accident years. The $0.4 million of favorable prior accident year development on loss reserves reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the third quarter of 2014 include favorable prior accident year development on loss reserves of $1.3 million primarily related to the casualty and surety lines of business primarily related to the 2012 accident year.

Net loss and LAE in the first nine months of 2015 include unfavorable prior accident year development on loss reserves of $3.5 million primarily related to the casualty lines of business from the 2012 through 2014 accident years, partially offset by favorable prior accident year development related to the Terminated Program from the 2010 and 2009 accident years and, to a lesser extent, the surety lines of business. The $3.5 million of unfavorable prior accident year development on loss reserves reflects net unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first nine months of 2014 include favorable prior accident year development on loss reserves of $0.6 million primarily related to favorable prior accident year development in the surety lines of business primarily in the 2012 and 2013 accident years, partially offset by net unfavorable prior accident year development in the casualty lines of business.

PacificComp. The increases in net loss and LAE in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect the impact of higher net premiums earned and, to a lesser extent, a higher current accident year loss ratio, partially offset by unfavorable prior accident year development on loss reserves in the third quarter and first nine months of 2014. Unfavorable prior accident year development on loss reserves in the third quarter and first nine months of 2014 was $2.6 million and $3.5 million, respectively, and primarily related to the 2009 and prior accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$55.4	$56.5	(1.9%)	$165.9	$165.8	0.1%
Expense ratio	27.4%	26.8%		27.3%	26.7%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$24.0	$23.0	4.3%	$68.5	$68.1	0.6%
Expense ratio	45.8%	48.0%		45.7%	50.0%

PacificComp
Commissions, brokerage and other underwriting expenses	$9.3	$8.2	13.4%	$27.5	$23.7	16.0%
Expense ratio	33.6%	45.4%		38.8%	49.4%

Total
Commissions, brokerage and other underwriting expenses	$88.7	$87.7	1.1%	$261.9	$257.6	1.7%
Expense ratio	31.4%	31.7%		31.6%	32.0%

RSUI. The slight decrease in commissions, brokerage and other underwriting expenses in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of lower net premiums earned, partially offset by higher commissions and higher employee-related benefit and compensation costs. Higher commissions reflect the fact that RSUI’s binding authority line of business, which incurs a higher commission rate than RSUI’s other lines of business, is a higher portion of RSUI’s overall book of business.

CapSpecialty. The slight increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect the impact of higher overall net premiums earned, partially offset by CapSpecialty’s surety lines of business, which incur a higher commission rate than CapSpecialty’s other lines of business, representing a declining portion of CapSpecialty’s overall book of business.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect the impact of growth in net premiums earned.

Insurance Segment: Underwriting profit. The following table summarizes underwriting profit for the insurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions, except ratios)
RSUI
Underwriting profit	$41.3	$47.5	(13.1%)	$120.3	$130.3	(7.7%)
Combined ratio	79.6%	77.5%		80.2%	79.0%

CapSpecialty
Underwriting (loss)	$(1.3)	$(0.8)	62.5%	$(6.7)	$(11.5)	(41.7%)
Combined ratio	102.5%	101.8%		104.5%	108.4%

PacificComp
Underwriting (loss)	$(2.6)	$(6.1)	(57.4%)	$(11.1)	$(14.3)	(22.4%)
Combined ratio	109.4%	133.8%		115.6%	129.8%

Total
Underwriting profit	$37.4	$40.6	(7.9%)	$102.5	$104.5	(1.9%)
Combined ratio	86.7%	85.4%		87.6%	87.0%

RSUI. The decreases in underwriting profit in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect less favorable prior accident year development on loss reserves and the impact of lower net premiums earned, partially offset by lower catastrophe losses, all as discussed above.

CapSpecialty. The increase in underwriting losses in the third quarter of 2015 from the third quarter of 2014 primarily reflects the impact of higher surety losses and less favorable prior accident year development on loss reserves, partially offset by the impact of higher net premiums earned, all as discussed above. The decrease in underwriting losses in the first nine months of 2015 from the first nine months of 2014 primarily reflects the impact of higher net premiums earned and lower property losses, partially offset by higher surety losses and unfavorable prior accident year development on loss reserves in the first nine months of 2015, all as discussed above.

PacificComp. PacificComp reported underwriting losses in the third quarter and first nine months of both 2015 and 2014, primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The decreases in underwriting losses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect the beneficial impact of growing net premiums earned and the lack of unfavorable development on prior accident year loss reserves in 2015 compared with unfavorable prior accident year development on loss reserves in the third quarter and first nine months of 2014, partially offset by higher current accident year losses, all as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Net investment income	$113.4	$113.0	0.4%	$327.4	$334.7	(2.2%)
Net realized capital gains	28.2	56.3	(49.9%)	163.2	173.2	(5.8%)
Other than temporary impairment losses	(44.3)	(0.7)	6228.6%	(103.9)	(6.9)	1405.8%

Net Investment Income. The decrease in net investment income in the first nine months of 2015 from the first nine months of 2014 primarily reflects lower dividends from common stocks in our equity securities portfolio, lower interest income from lower reinvestment rates and, to a lesser extent, the impact of changes in foreign exchange rates. In 2015, we modified our equity investment strategy, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in the first nine months of 2015.

Net Realized Capital Gains. The decreases in net realized capital gains in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect lower gains for the debt securities portfolio. Realized capital gains in the first nine months of 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, and some additional realized capital gains taken on debt securities in the third quarter and first nine months of 2014.

Other Than Temporary Impairment Losses. OTTI losses in the first nine months of 2015 reflect $103.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $103.9 million, $98.9 million related to equity securities, primarily in the airline, energy, gaming, pharmaceutical and mining sectors, and $5.0 million related to debt securities, primarily in the energy and finance sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, the duration of the decline in the fair value of equity securities relative to their costs. Of the $103.9 million of OTTI losses, $44.3 million was incurred in the third quarter of 2015.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of September 30, 2015); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of September 30, 2015.

Corporate Activities Operating Results

The following table summarizes the operating results for corporate activities.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
	(in millions)
Net premiums earned	$—	$—	—	$—	$—	—
Net investment income	4.8	5.3	(9.4%)	7.2	8.3	(13.3%)
Net realized capital gains	1.0	3.1	(67.7%)	(4.7)	24.5	(119.2%)
Other than temporary impairment losses	(8.4)	—	—	(8.4)	—	—
Other income	45.0	37.9	18.7%	122.5	104.0	17.8%

Total revenues	42.4	46.3	(8.4%)	116.6	136.8	(14.8%)

Net loss and LAE	—	—	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—	—	—
Other operating expenses	51.8	41.2	25.7%	139.5	115.6	20.7%
Corporate administration	10.7	9.4	13.8%	32.8	31.4	4.5%
Amortization of intangible assets	0.1	0.1	—	0.3	0.3	—
Interest expense	13.1	10.5	24.8%	40.1	29.7	35.0%

Losses before income taxes	$(33.3)	$(14.9)	123.5%	$(96.1)	$(40.2)	139.1%

Other income and Other operating expenses. The increases in other income in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect growth at Kentucky Trailer. The increase in other operating expenses in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflects increases at Kentucky Trailer and, to a lesser extent, SORC.

Net investment income. The decreases in net investment income in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect higher losses from ORX and lower dividends from common stocks, partially offset by earnings from Jazwares that were not present in the first seven months of 2014. Alleghany Capital acquired a 30 percent equity interest in Jazwares in July 2014.

Net realized capital gains. Net realized capital losses in the first nine months of 2015 primarily reflect the sale at a loss of equity securities in the energy sector in the first quarter of 2015. Net realized capital gains in the first nine months of 2014 primarily reflect the sale of equity securities in the financial services sector in the first quarter of 2014.

Other Than Temporary Impairment Losses. OTTI losses in the three and nine months ended September 30, 2015 reflect $8.4 million of unrealized losses related to equity securities held at the Alleghany parent company that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Corporate administration. The increases in corporate administration expense in the third quarter and first nine months of 2015 from the corresponding 2014 periods primarily reflect higher long-term incentive compensation expense at the Alleghany parent company. Long-term incentive compensation expense in the third quarter of 2014 was impacted, in part, by a decline in our share price during the quarter.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2015 from the corresponding 2014 periods are due to the issuance on September 9, 2014 of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044.

Losses before income taxes. The increase in losses before income taxes in the third quarter of 2015 from the third quarter of 2014 reflects OTTI losses and, to a lesser extent, higher expenses and lower net investment income and net realized capital gains, partially offset by higher other income, all as discussed above. The increase in losses before income taxes in the first nine months of 2015 from the first nine months of 2014 primarily reflects net realized capital losses in the first nine months of 2015 compared with net realized capital gains in the first nine months of 2014 and, to a lesser extent, OTTI losses and higher interest expense, all as discussed above.

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

	As of September 30, 2015			As of December 31, 2014
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	(in millions)
Reinsurance Segment
Property	$900.9	$(135.6)	$765.3	$992.3	$(56.6)	$935.7
Casualty & other(1)	7,946.0	(396.2)	7,549.8	8,138.7	(430.8)	7,707.9

	8,846.9	(531.8)	8,315.1	9,131.0	(487.4)	8,643.6

Insurance Segment
Property	285.3	(116.7)	168.6	311.4	(131.3)	180.1
Casualty(2)	1,986.9	(685.7)	1,301.2	1,873.7	(648.4)	1,225.3
Workers’ compensation	179.6	(2.9)	176.7	159.6	(3.7)	155.9
All other(3)	193.5	(84.5)	109.0	182.6	(79.7)	102.9

	2,645.3	(889.8)	1,755.5	2,527.3	(863.1)	1,664.2

Eliminations	(69.7)	69.7	—	(61.1)	61.1	—

Total	$11,422.5	$(1,351.9)	$10,070.6	$11,597.2	$(1,289.4)	$10,307.8

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between September 30, 2015 and December 31, 2014. Gross and net loss and LAE reserves as of September 30, 2015 decreased from December 31, 2014, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by an increase at our insurance segment. The decrease in gross and net loss and LAE reserves in the reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to catastrophe events occurring in prior years and the impact of changes in foreign currency exchange rates. The increase in gross and net loss and LAE reserves in the insurance segment primarily reflects higher reserves due to higher current accident year losses.

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

As of September 30, 2015, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,419.7 million, consisting of $1,351.9 million of ceded outstanding loss and LAE and $67.8 million of recoverables on paid losses. See Part I, Item 1, “Business—Reinsurance Protection” of the 2014 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2015 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
	(in millions)
American International Group, Inc.	A (Excellent)	$135.2	9.5%
Swiss Reinsurance Company	A+ (Superior)	135.0	9.5
Allianz SE	A+ (Superior)	121.3	8.5
PartnerRe Ltd.	A (Excellent)	109.5	7.7
Syndicates at Lloyd’s of London	A (Excellent)	93.1	6.6
RenaissanceRe Holdings Ltd.	A+ (Superior)	89.2	6.3
W.R. Berkley Corporation	A+ (Superior)	88.0	6.2
Fairfax Financial Holdings Ltd.	A (Excellent)	54.0	3.8
Ace Ltd.	A++ (Superior)	52.6	3.7
Chubb Corporation	A++ (Superior)	52.5	3.7
All other reinsurers		489.3	34.5

Total reinsurance recoverables(3)		$1,419.7	100.0%

Secured reinsurance recoverables(4)		$173.5	12.2%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 95 percent of our reinsurance recoverables balance as of September 30, 2015 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of September 30, 2015.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2015, we held total marketable securities and cash of $1,213.8 million, compared with $1,032.0 million as of December 31, 2014. The increase in the nine months ended September 30, 2015 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock and capital contributions to SORC. The $1,213.8 million is comprised of $397.6 million at the Alleghany parent company, $378.6 million at AIHL and $437.6 million at the TransRe holding company. In addition, we held non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2015.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.5 billion as of September 30, 2015, or roughly equal to stockholders’ equity attributable to Alleghany stockholders as of December 31, 2014, primarily reflecting net earnings offset by repurchases of shares of our common stock and a decrease in unrealized appreciation on our equity and debt securities portfolios. The decrease in unrealized appreciation on our equity securities portfolio is due to the general downturn in equity markets that occurred in the first nine months of 2015. The decrease in unrealized appreciation on our debt securities portfolio is due to a modest increase in longer-term interest rates and credit spreads that occurred in the first nine months of 2015. As of September 30, 2015, we had 15,651,699 shares of our common stock outstanding, compared with 16,054,323 shares of our common stock outstanding as of December 31, 2014.

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

On April 13, 2015, Standard & Poor’s Ratings Services upgraded Alleghany’s issuer credit rating to “BBB+” from “BBB.”

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement since its inception through September 30, 2015. On October 6, 2015, we borrowed $60.0 million under the Credit Agreement.

Common Stock Repurchases. In October 2012, our Board of Directors authorized a program to repurchase shares of our common stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million, or the “2012

Repurchase Program.” In July 2014, our Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. As of September 30, 2015, we had repurchased approximately $251.2 million of shares under the 2014 Repurchase Program.

Under the 2012 Repurchase Program and the 2014 Repurchase Program, as applicable, we repurchased shares of our common stock in the three and nine months ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares repurchased	324,661	148,231	412,844	549,853
Cost of shares repurchased (in millions)	$152.0	$62.5	$192.5	$222.4
Average price per share repurchased	$468.11	$421.89	$466.33	$404.55

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of September 30, 2015, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $230.4 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management, L.P., or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of September 30, 2015, at our discretion, half of these interests may be converted at any time, and the remaining half may be converted in May 2016. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of September 30, 2015, AIHL’s carrying value in Ares was $228.4 million, which is net of returns of capital received from Ares.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2015.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments and interest and principal payments on TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes,” and 8.00% senior notes due on November 30, 2039. As of September 30, 2015, there was $367.0 million aggregate principal amount outstanding of the 2015 Senior Notes. We expect to fund the payment of outstanding principal and interest under the 2015 Senior Notes at maturity with cash and investments at the TransRe holding company. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, the portfolios of our reinsurance and insurance subsidiaries consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

With respect to our non-insurance operating subsidiaries, SORC has almost entirely depended on Alleghany to support its growth. From formation in 2011 through September 30, 2015, we have invested $238.8 million in SORC. The $238.8 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in the State of Wyoming.

Included in corporate activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $29.2 million of borrowings by Kentucky Trailer as of September 30, 2015 related primarily to a mortgage loan and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of the Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2015 and December 31, 2014 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2015. As of September 30, 2015, the ratings of our debt securities portfolio were as follows:

	Ratings as of September 30, 2015
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	(in millions)
U.S. Government obligations	$—	$1,071.5	$—	$—	$—	$1,071.5
Municipal bonds	748.4	3,045.6	962.2	3.4	6.7	4,766.3
Foreign government obligations	464.6	268.8	182.2	—	3.7	919.3
U.S. corporate bonds	14.4	82.3	820.7	865.7	392.3	2,175.4
Foreign corporate bonds	187.1	263.6	516.4	267.0	81.9	1,316.0
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	30.5	1,439.2	0.1	1.6	19.8	1,491.2
Commercial mortgage-backed securities (“CMBS”)	379.4	418.6	245.8	90.5	3.6	1,137.9
Other asset-backed securities	942.7	127.3	302.1	280.6	—	1,652.7

Total debt securities	$2,767.1	$6,716.9	$3,029.5	$1,508.8	$508.0	$14,530.3

Percentage of debt securities	19.0%	46.3%	20.8%	10.4%	3.5%	100.0%

(1)	Consists of $138.0 million of securities rated BB / Ba, $274.1 million of securities rated B, $40.6 million of securities rated CCC, $11.0 million of securities rated CC, $4.5 million of securities rated below CC and $39.8 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale (“AFS”).

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of September 30, 2015, our debt securities portfolio had an effective duration of approximately 4.5 years compared with 3.9 years as of December 31, 2014. The increase in duration for the first nine months of 2015 primarily reflects the purchase of long-dated corporate and U.S. Government debt securities in the second quarter of 2015. As of September 30, 2015, approximately $3.7 billion, or 26 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets decreased to approximately $18.6 billion as of September 30, 2015 from approximately $18.8 billion as of December 31, 2014, primarily reflecting the impact of a decrease in unrealized appreciation on our equity and debt securities portfolio, repurchases of our common stock and capital contributions to SORC, partially offset by cash flows from operating activities. The decrease in unrealized appreciation on our equity securities portfolio is due to the general downturn in equity markets that occurred in the first nine months of 2015. The decrease in unrealized appreciation on our debt securities portfolio is due to a modest increase in longer-term interest rates and credit spreads that occurred in the first nine months of 2015.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Investments (excluding equity method investments)(1)	$17,935.9	$17,935.9	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,759.5	$1,888.5	$1,767.1	$1,948.6

(1)	This table includes AFS investments (debt and equity securities as well as partnership investments and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and certain loans receivable that are carried at cost, all of which are included in other invested assets. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2014 10-K for additional information.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of CMBS and other asset-backed securities, as well as a small portion of RMBS, an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), U.S. corporate bonds, partnership investments and non-marketable equity investments.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2015 and December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of September 30, 2015
Equity securities:
Common stock	$3,006.0	$6.1	$—	$3,012.1
Preferred stock	—	—	—	—

Total equity securities	3,006.0	6.1	—	3,012.1

Debt securities:
U.S. Government obligations	—	1,071.5	—	1,071.5
Municipal bonds	—	4,766.3	—	4,766.3
Foreign government obligations	—	919.3	—	919.3
U.S. corporate bonds	—	2,123.8	51.6	2,175.4
Foreign corporate bonds	—	1,316.0	—	1,316.0
Mortgage and asset-backed securities:
RMBS(1)	—	1,475.3	15.9	1,491.2
CMBS	—	1,117.0	20.9	1,137.9
Other asset-backed securities(2)	—	678.7	974.0	1,652.7

Total debt securities	—	13,467.9	1,062.4	14,530.3
Short-term investments	—	362.0	—	362.0
Other invested assets(3)	—	—	31.5	31.5

Total investments (excluding equity method investments)	$3,006.0	$13,836.0	$1,093.9	$17,935.9

Senior Notes	$—	$1,888.5	$—	$1,888.5

	Level 1	Level 2	Level 3	Total
	(in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$—	$2,815.5
Preferred stock	—	—	—	—

Total equity securities	2,805.3	10.2	—	2,815.5

Debt securities:
U.S. Government obligations	—	541.1	—	541.1
Municipal bonds	—	5,197.5	—	5,197.5
Foreign government obligations	—	900.4	—	900.4
U.S. corporate bonds	—	2,118.1	36.7	2,154.8
Foreign corporate bonds	—	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	—	1,637.7	18.2	1,655.9
CMBS	—	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	—	586.8	933.1	1,519.9

Total debt securities	—	13,581.3	1,017.3	14,598.6
Short-term investments	—	715.6	—	715.6
Other invested assets(3)	—	—	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$—	$1,948.6	$—	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $952.4 million and $900.7 million of collateralized loan obligations as of September 30, 2015 and December 31, 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and certain loans receivable that are carried at cost.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2015, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	(in millions)
Texas	$19.9	$—	$0.5	$—	$106.0	$174.2	$101.0	$59.6	$461.2	$13.9	$475.1
New York	41.4	—	—	—	23.6	79.1	73.9	—	218.0	174.4	392.4
California	9.4	43.4	—	19.4	1.3	48.2	95.6	0.7	218.0	125.9	343.9
Massachusetts	5.2	21.1	3.6	—	35.1	42.3	7.7	0.6	115.6	119.7	235.3
North Carolina	28.7	26.5	5.0	—	—	0.6	31.8	15.0	107.6	89.8	197.4
Missouri	44.8	5.1	0.3	1.5	—	1.7	96.3	—	149.7	25.3	175.0
Arizona	3.0	28.1	—	—	19.6	0.6	71.2	33.8	156.3	—	156.3
Illinois	1.2	—	—	—	10.9	5.7	73.9	4.6	96.3	57.8	154.1
Florida	14.9	31.2	1.5	—	9.6	35.3	11.5	—	104.0	32.6	136.6
Connecticut	—	—	—	—	75.0	41.5	7.6	—	124.1	9.5	133.6
All other states	224.6	72.1	65.5	125.1	115.4	242.1	202.8	98.9	1,146.5	424.3	1,570.8

Total	$393.1	$227.5	$76.4	$146.0	$396.5	$671.3	$773.3	$213.2	$2,897.3	$1,073.2	3,970.5

Total advance refunded / escrowed maturity bonds											795.8

Total municipal bonds											$4,766.3

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of September 30, 2015 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2015 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
	(in millions)
Assets:
Debt securities, fair value	$15,627.3	$15,444.3	$15,078.1	$14,530.3	$13,880.8	$13,263.3	$12,687.9
Estimated change in fair value	$1,097.0	$914.0	$547.8	$—	$(649.5)	$(1,267.0)	$(1,842.4)

Liabilities:
Senior Notes, fair value	$2,403.9	$2,211.2	$2,036.5	$1,888.5	$1,762.0	$1,653.0	$1,558.5
Estimated change in fair value	$515.4	$322.7	$148.0	$—	$(126.5)	$(235.5)	$(330.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2015 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2015
(in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,012.1	20% Increase	$3,614.5	5.3%
	20% Decrease	$2,409.7	-5.3%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $335.8 million as of September 30, 2015.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of September 30, 2015, the largest foreign currency exposures for these foreign operations were the Canadian Dollar, the Euro, the Japanese Yen, the Australian Dollar and the Swiss Franc. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of September 30, 2015 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2015
(in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 264.1(1)	20% Increase	$316.9	0.5%
	20% Decrease	$211.3	-0.5%

(1)	Denotes a net asset position as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the three months ended September 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended September 30, 2015:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 to July 31	6,761	$ 483.31	6,761	$ 247.5
August 1 to August 31	69,798	466.46	69,798	215.0
September 1 to September 30	248,102	468.16	248,102	98.8

Total	324,661	468.11	324,661

(1)	In July 2014, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines advisable, up to an aggregate of $350.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: November 3, 2015	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv) Notes to Unaudited Consolidated Financial Statements.