Form 10-K
period 2015-12-31
ALLEGHANY CORP /DE
filed 2016-02-23
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes   ☐                          No   ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,206,076,851 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 16, 2016, 15,444,888 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 22, 2016 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2015, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc.,

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC,

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries, and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains disclosures which are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These statements are not guarantees of future performance, and we have no specific intention to update these statements. The uncertainties and risks include, but are not limited to:

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A, “Risk Factors” of this Form 10-K.

PART I

Item 1. Business.

Overview

We are a Delaware corporation which owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. We were initially incorporated in 1929, were subsequently incorporated in 1984 under the laws of the State of Delaware and, in December 1986, we succeeded to the business of our parent company, Alleghany Corporation. Through our wholly-owned subsidiary AIHL and its subsidiaries, we are engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CapSpecialty and PacificComp. CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re, a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Our reinsurance operations commenced on March 6, 2012 when we consummated a merger with TransRe, and TransRe became one of our wholly-owned subsidiaries. Our public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily through our wholly-owned subsidiary Roundwood.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also manage, source, execute and monitor certain private capital investments primarily through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s private capital investments are included in corporate activities for segment reporting purposes and include: (i) SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) IPS, a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania, acquired on October 31, 2015 for $106.3 million; (v) an approximately 40 percent equity interest in ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (vi) a 30 percent equity interest in Jazwares, LLC, or “Jazwares,” a toy and consumer electronics company, headquartered in Sunrise, Florida, which interest was acquired on July 31, 2014 for $60.3 million. In addition, we own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties.

We owned a minority stake in Homesite Group Incorporated, or “Homesite,” a national, full-service, mono-line provider of homeowners insurance, until its sale to American Family Insurance Company, a Wisconsin-based mutual insurance company, on December 31, 2013.

As of December 31, 2015, we had total assets of $22.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.6 billion.

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

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our business into two reportable segments – reinsurance and insurance. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and corporate activities. The primary components of corporate activities are Alleghany Properties, SORC, Bourn & Koch, our investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. Beginning August 30, 2013, July 31, 2014 and October 31, 2015, corporate activities also include the operating results of Kentucky Trailer, our investment in Jazwares and the operating results of IPS, respectively. See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for an analysis of our underwriting results by segment and corporate activities, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

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

The reinsurance segment is reported by two major product lines, “property” and “casualty & other.”

•	Property. TransRe’s principal lines of business within property include fire, allied lines, auto physical damage and homeowners multiple peril lines (which include property catastrophe risks). In 2015, property reinsurance accounted for approximately 32 percent of TransRe’s gross premiums written.

•	Casualty & other. TransRe’s principal lines of business within casualty & other include liability (including directors’ and officers’ liability, errors and omissions liability and general liability), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health, surety and credit. In 2015, casualty & other reinsurance accounted for approximately 68 percent of TransRe’s gross premiums written.

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

As of December 31, 2015, the statutory surplus of TRC was $4.8 billion, as determined in accordance with statutory accounting principles, or “SAP,” and the consolidated equity of TransRe was $5.2 billion, as determined in accordance with accounting principles generally accepted in the United States, or “GAAP.”

Distribution. TransRe provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and foreign markets. In 2015, approximately 83 percent of TransRe’s gross premiums written were written through brokers with the balance written directly. In the reinsurance brokerage industry, brokers are engaged by the ceding companies to place reinsurance on their behalf. In 2015, companies controlled by Aon plc, Marsh & McLennan Companies, Inc. and Willis Group Holdings, plc, were TransRe’s largest brokerage sources of business, accounting for approximately 26 percent, 20 percent and 10 percent, respectively, of gross premiums written. These three international brokers dominate the reinsurance brokerage industry. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

Underwriting. TransRe’s underwriting process emphasizes a team approach among TransRe’s underwriters, actuaries and claims staff, as appropriate. Treaties are reviewed for compliance with TransRe’s underwriting guidelines and objectives, and most treaties are evaluated in part based upon actuarial analyses conducted by TransRe. TransRe’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered. Property catastrophe exposed treaties are generally evaluated using industry standard models. These models are used as a guide for risk assessment and are continually updated. TransRe also frequently conducts underwriting and claims audits at the offices of a ceding company before and after entering into major treaties, because reinsurers, including TransRe, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TransRe, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded may not adequately compensate the reinsurer for the risk assumed.

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

Ratings. TRC, TRL and TRZ are rated “A+” by Standard & Poor’s Ratings Services, or “S&P,” and A (Excellent) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated A1 by Moody’s Investors Service Inc., or “Moody’s,” independent organizations that analyze the insurance industry and the financial positions of reinsurance and insurance companies. Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on pages 57 and 58 of this Form 10-K.

Insurance Segment

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating subsidiaries RSUI, headquartered in Atlanta, Georgia; CapSpecialty, headquartered in Middleton, Wisconsin; and PacificComp, headquartered in Westlake Village, California. AIHL Re, our Vermont-domiciled captive reinsurance company, provides reinsurance to our insurance operating subsidiaries and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CapSpecialty, PacificComp and AIHL Re.

In 2015, property insurance accounted for approximately 39 percent, and casualty insurance accounted for approximately 61 percent, of AIHL’s gross premiums written.

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

RSUI writes business on an approved, non-admitted basis primarily through Landmark, an Oklahoma-domiciled insurer. Landmark, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2015, Landmark was approved to write business on a non-admitted basis in 49 states.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, support non-admitted business written primarily by RSUI’s binding authority department, which writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements, effective as of January 1, 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third-party reinsurance, to RIC.

As of December 31, 2015, the statutory surplus of RIC was approximately $1.5 billion, the statutory surplus of Landmark was $228.7 million, the statutory surplus of Covington was $50.0 million, each as determined in accordance with SAP, and the consolidated equity of RSUI was $1.6 billion, as determined in accordance with GAAP.

Distribution. As of December 31, 2015, RSUI conducted its insurance business through approximately 125 independent wholesale insurance brokers located throughout the U.S. and 29 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent, and the size and experience of the agency, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 29 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 64 percent of gross premiums written by RSUI in 2015. RSUI’s top two producing wholesale brokers, CRC Insurance Services, Inc. and AmWINS Group, Inc., accounted for, in the aggregate, approximately 35 percent of AIHL’s gross premiums written in 2015.

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

Ratings. RIC is rated A+ (Superior) by A.M. Best. Landmark and Covington are rated A+ (Superior) on a reinsured basis by A.M. Best, all three companies are rated “A” by S&P, and on January 27, 2016, Moody’s upgraded RIC and Landmark to A2 from A3.

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

CIC conducts its property and casualty insurance business on an admitted basis throughout the country. CIC also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as licenses and permits. CIC offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts.

CSIC conducts substantially all of its business on an approved, non-admitted basis nationally and writes primarily specialty lines of property and casualty insurance, including the professional lines of business.

Platte River is licensed in the 50 states and the District of Columbia and operates in conjunction with CIC primarily providing surety products and offering pricing flexibility in those jurisdictions where both CIC and Platte River are licensed.

Effective January 1, 2014, CapSpecialty was recapitalized pursuant to a series of transactions which included the exchange by AIHL of its common stock in CapSpecialty for Series A Convertible Preferred Stock carrying a seven percent preference, or the “Preferred Stock,” and the subsequent sale by AIHL to TransRe of

24.9 percent of the Preferred Stock for a cash purchase price based on CapSpecialty’s December 31, 2013 GAAP book value. At the same time, CapSpecialty reserved shares of restricted common stock, or the “Restricted Stock,” which are subordinate to the Preferred Stock, for issuance to the management of CapSpecialty pursuant to a restricted stock plan. To the extent all shares of Restricted Stock are vested and issued, the Restricted Stock will represent 20 percent of the value of CapSpecialty in excess of the Preferred Stock and its cumulative preference.

In the third quarter of 2015, AIHL Re and CapSpecialty (specifically, the insurance subsidiaries of CapSpecialty) entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re will provide CapSpecialty with coverage primarily for adverse development on net loss and allocated loss adjustment expenses, or “LAE,” for accident years 2014 and prior in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. See Note 5(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the reinsurance contract.

As of December 31, 2015, the statutory surplus of CIC was $225.5 million, which included the statutory surplus of CSIC of $53.8 million and the statutory surplus of Platte River of $42.2 million, each as determined in accordance with SAP. As of December 31, 2015, the consolidated equity of CapSpecialty was $312.6 million, as determined in accordance with GAAP.

Distribution. CapSpecialty conducts its insurance business through independent wholesale brokerage and retail agents and general insurance agents located throughout the U.S. As of December 31, 2015, CapSpecialty had approximately 137 independent wholesale brokerage and retail agents and 69 general agents licensed to write property and casualty and surety coverages, approximately 116 agents specializing in professional liability coverages and approximately 279 independent agents licensed only to write surety coverages. The general agents write very little surety business and have full quoting and binding authority within the parameters of their agency contracts with respect to the property and casualty business that they write. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages, and non-contract surety products. No agent of CapSpecialty had writings in excess of 4.9 percent of CapSpecialty’s gross premiums written in 2015.

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

Ratings. CIC, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best.

PacificComp

General. Prior to June 2009, PacificComp’s main business was workers’ compensation insurance, which was conducted on a direct basis through its wholly-owned subsidiary Pacific Compensation Insurance Company, or “PCIC.” In June 2009, PacificComp determined that it was unable to write business at rates it deemed adequate due to the state of the California workers’ compensation market. As a result, PacificComp ceased soliciting new or renewal business on a direct basis commencing August 1, 2009, and took corresponding expense reduction steps, including staff reductions. During the 2009 third quarter, PacificComp sold the renewal rights of its directly placed workers’ compensation insurance policies and certain other assets and rights to an independent insurance brokerage. As part of a strategic repositioning effort, effective April 12, 2010, PacificComp took steps to emerge as a writer, through PCIC, of workers’ compensation insurance distributed through independent insurance brokers. PacificComp began writing a modest amount of new business through brokers during 2011. This business has increased since 2011, reflecting PacificComp’s distribution initiatives and increased market acceptance of PacificComp’s product offerings. PCIC is currently licensed in California and six additional states.

In the second quarter of 2013, AIHL Re and PCIC entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re provides PCIC with coverage for adverse development on net loss and allocated LAE in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and allocated LAE in excess of 75.0 percent of net premiums earned for PCIC for accident years 2013 through 2017. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. See Note 5(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the reinsurance contract.

As of December 31, 2015, the statutory surplus of PCIC was $87.1 million, as determined in accordance with SAP, and the consolidated equity of PacificComp was $94.1 million, as determined in accordance with GAAP.

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

The following table shows changes in historical net loss and LAE reserves for our reinsurance and insurance subsidiaries for each year since 2005.

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

The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2006 at $100,000 and was determined in 2015 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for the year 2006.

Conditions and trends that have affected development of the ultimate liability in the past may not be indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Loss and LAE

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	($ in millions)
Net liability as of end of year	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9	$10,650.4	$10,307.8	$9,629.9
Cumulative amount of net liability paid as of:
One year later	172.7	243.3	296.1	355.6	388.7	345.7	369.5	2,251.4	2,178.7	2,390.3
Two years later	356.1	421.7	515.0	659.5	642.2	616.4	623.9	3,867.7	4,023.1
Three years later	493.2	529.6	708.5	848.9	841.9	797.1	818.8	5,382.1
Four years later	572.2	648.6	820.6	990.1	976.2	934.7	916.1
Five years later	664.7	697.9	909.2	1,070.2	1,066.0	1,002.3
Six years later	703.0	732.3	963.7	1,135.0	1,118.4
Seven years later	725.8	766.2	1,011.5	1,172.6
Eight years later	748.3	794.9	1,036.7
Nine years later	762.8	805.8
Ten years later	770.3

Net liability re-estimated as of:
One year later	943.2	1,115.4	1,370.0	1,552.4	1,539.6	1,455.5	1,468.9	10,730.9	10,435.2	10,092.3
Two years later	941.2	1,047.9	1,341.9	1,526.5	1,506.7	1,457.2	1,498.5	10,522.6	10,253.4
Three years later	899.7	1,012.5	1,306.7	1,486.0	1,497.8	1,482.5	1,469.4	10,390.4
Four years later	873.0	976.7	1,263.2	1,465.4	1,502.7	1,447.7	1,413.3
Five years later	858.8	933.0	1,241.9	1,462.2	1,478.2	1,390.4
Six years later	832.7	919.2	1,240.3	1,439.2	1,436.1
Seven years later	826.7	919.7	1,224.0	1,407.9
Eight years later	835.8	911.3	1,201.1
Nine years later	831.6	898.3
Ten years later	827.6

Cumulative (deficiency) redundancy	$125.3	$229.2	$211.8	$162.4	$137.2	$90.9	$67.9	$543.5	$397.0	$215.5	$-

Gross liability-end of year	$2,571.9	$2,228.9	$2,379.7	$2,578.6	$2,521.0	$2,328.7	$2,313.0	$12,239.8	$11,952.5	$11,597.2	$10,799.2
Less: reinsurance recoverable	1,619.0	1,101.4	966.8	1,008.3	947.7	847.4	831.8	1,305.9	1,302.1	1,289.4	1,169.3

Net liability - end of year	$952.9	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9	$10,650.4	$10,307.8	$9,629.9

Gross re-estimated liability - latest	$2,328.2	$1,815.2	$1,971.9	$2,252.0	$2,235.5	$2,141.8	$2,201.0	$11,817.4	$11,590.5	$11,407.3	$10,799.2
Re-estimated recoverable - latest	1,500.6	916.9	770.8	844.1	799.4	751.4	787.7	1,427.0	1,337.1	1,315.0	1,169.3

Net re-estimated liability latest	$827.6	$898.3	$1,201.1	$1,407.9	$1,436.1	$1,390.4	$1,413.3	$10,390.4	$10,253.4	$10,092.3	$9,629.9

Gross cumulative (deficiency) redundancy	$243.7	$413.7	$407.8	$326.6	$285.5	$186.9	$112.0	$422.4	$362.0	$189.9	$-

The net cumulative redundancies since 2005 primarily reflect favorable casualty reserve development at RSUI for the 2005 through 2010 accident years, and favorable prior accident year property-related and casualty-related development in 2013 through 2015 at TransRe, partially offset by unfavorable prior accident year catastrophe-related development at RSUI in 2006 and 2007, unfavorable reserve development at PacificComp in each year from 2008 through 2014, and net unfavorable reserve development at CapSpecialty in each year from 2011 through 2013 related primarily to a discontinued line of business. Prior accident year reserve development is discussed on pages 104 through 106 of this Form 10-K.

The reconciliation between the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in our consolidated financial statements prepared in accordance with GAAP for the last three years is shown below:

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	As of December 31,
	2015	2014	2013
		($ in millions)
Statutory reserves	$9,137.0	$9,886.9	$10,206.3
Net reserves of non-U.S. subsidiaries (1)	492.9	420.9	444.1
Reinsurance recoverables (2)	1,169.3	1,289.4	1,302.1

GAAP reserves	$10,799.2	$11,597.2	$11,952.5

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the U.S.
(2)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of our reinsurance and insurance subsidiaries for the last three years is shown below:

Reconciliation of Reserves for Loss and LAE

	Year Ended December 31,
	2015	2014	2013
		($ in millions)
Reserves as of January 1	$11,597.2	$11,952.5	$12,239.8
Less: reinsurance recoverables(1)	1,289.4	1,302.1	1,305.9

Net reserves	10,307.8	10,650.4	10,933.9

Other adjustments	(1.9)	56.9 (2)	-

Incurred loss, net of reinsurance, related to:
Current year	2,555.3	2,709.7	2,682.3
Prior years	(215.5)	(215.2)	(203.0)

Total incurred loss and LAE, net of reinsurance	2,339.8	2,494.5	2,479.3

Paid loss, net of reinsurance, related to:(3)
Current year	417.6	520.8	518.5
Prior years	2,390.4	2,178.1	2,236.8

Total paid loss and LAE, net of reinsurance	2,808.0	2,698.9	2,755.3

Foreign exchange effect	(207.8)	(195.1)	(7.5)

Reserves, net of reinsurance recoverables, as of December 31	9,629.9	10,307.8	10,650.4
Reinsurance recoverables as of December 31(1)	1,169.3	1,289.4	1,302.1

Reserves, gross of reinsurance recoverables, as of December 31	$10,799.2	$11,597.2	$11,952.5

(1)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K also include paid loss recoverables.
(2)	Represents reserves acquired in connection with a loss portfolio transfer transaction.
(3)	Includes paid losses, net of reinsurance, related to commutations.

Asbestos-Related Illness and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries’ reserves for loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which prior to the Commutation Agreement, as defined below, represented the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2015.

On November 30, 2015, TransRe entered into a commutation and release agreement with AIG Property Casualty, Inc., National Indemnity Company and Resolute Management, Inc. with respect to certain reinsurance contracts, or the “Commutation Agreement,” including contracts covering asbestos-related illness and environmental impairment liabilities for 1986 and prior years, or the “Commuted A&E Liabilities.” Pursuant to the Commutation Agreement, TransRe made a settlement payment of $400.0 million in 2015 to terminate certain liabilities and obligations, including for the Commuted A&E Liabilities, which eliminated the vast majority of its asbestos-related illness and environmental impairment loss and LAE reserves. As a result of the Commutation Agreement, TransRe incurred $38.2 million ($24.8 million after-tax) of unfavorable prior accident year development in the fourth quarter of 2015.

As of December 31, 2015 and 2014, gross and net loss and LAE reserves for asbestos-related illness and environmental impairment liabilities were as follows:

	December 31, 2015		December 31, 2014
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$174.9	$168.4	$593.5	$438.3
CapSpecialty	8.7	8.6	9.2	9.1

Total	$183.6	$177.0	$602.7	$447.4

As of December 31, 2015, the reserves for asbestos-related illness liabilities were approximately eight times the average paid claims for the prior three year period, compared with 12 times as of December 31, 2014. As of December 31, 2015, the reserves for environmental impairment liabilities were approximately 5 times the average paid claims for the prior three year period, compared with ten times as of December 31, 2014. The December 31, 2015 figures were adjusted for the Commutation Agreement.

The reconciliation of the beginning and ending gross reserves for unpaid loss and LAE related to asbestos–related illness and environmental impairment claims of our reinsurance and insurance subsidiaries for the years 2013 through 2015 is shown below:

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	2015	2014	2013
		($ in millions)
Reserves as of January 1	$444.3	$425.2	$371.3
Loss and LAE incurred	80.0	58.2	78.9
Paid losses (1)	(481.1)	(39.1)	(25.0)

Reserves as of December 31	$43.2	$444.3	$425.2

Type of reserves
Case	$13.0	$229.1	$172.8
IBNR	30.2	215.2	252.4

Total	$43.2	$444.3	$425.2

(1)	Paid losses include commutations and legal settlements as well as regular paid losses. Amounts for 2015 include amounts paid by TransRe pursuant to the Commutation Agreement for the Commuted A&E Liabilities.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2015	2014	2013
		($ in millions)
Reserves as of January 1	$158.4	$169.0	$154.6
Loss and LAE incurred	21.5	15.4	26.9
Paid losses (1)	(39.5)	(26.0)	(12.5)

Reserves as of December 31	$140.4	$158.4	$169.0

Type of reserves
Case	$46.4	$38.7	$43.3
IBNR	94.0	119.7	125.7

Total	$140.4	$158.4	$169.0

(1)	Paid losses include commutations and legal settlements as well as regular paid losses. Amounts for 2015 include amounts paid by TransRe pursuant to the Commutation Agreement for the Commuted A&E Liabilities.

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

We evaluate catastrophe events and assess the probability of occurrence and magnitude through the use of industry recognized models and other techniques. In addition, our reinsurance and insurance subsidiaries use modeled loss scenarios and internal analyses to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. We supplement these models by judgmentally interpreting and adjusting when appropriate the modeled output and by monitoring the exposure risks of our operations. There is no single standard methodology to project possible losses from catastrophe exposures. Further, there are no industry standard assumptions used in projecting these losses, and the form and quality of the data obtained, including data obtained from insureds and ceding companies, and used in these models are not uniformly compatible with the data requirements of all models. Therefore, the use of different methodologies and assumptions could materially change the projected losses. Finally, these modeled losses may not be comparable with estimates made by other companies. Our reinsurance and insurance subsidiaries also use reinsurance to further limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance Protection” below.

Reinsurance Protection

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns, and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

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

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. As of December 31, 2015, the catastrophe reinsurance program consisted of three layers, with the first two layers placed on May 1, 2015 and the third layer placed on May 1, 2014. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include expiration terms as follows: 34.0 percent of coverage limits will expire on April 30, 2016; 33.0 percent of coverage limits will expire on April 30, 2017; and 33.0 percent of coverage limits will expire on April 30, 2018. The third layer of coverage will expire on April 30, 2017.

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

With respect to potential losses arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005, the Terrorism Risk Insurance Program Reauthorization Act of 2007 and the Terrorism Risk Insurance Program Reauthorization Act of 2015, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act fixes the insurer deductible at 20 percent of an insurer’s direct earned premium of the preceding calendar year and the federal share of compensation at 85 percent of insured losses that exceed insurer deductibles, but only until January 1, 2016, at which time the federal share shall decrease by 1 percentage point per calendar year until equal to 80 percent. The Terrorism Act is administered by the U.S. Secretary of the Treasury.

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

The coverage provided by the Terrorism Act does not apply to reinsurers. In general, TransRe does not provide coverage for certified acts of terrorism, as defined by the Terrorism Act, but it is nonetheless exposed to potential losses from both certified and uncertified acts of terrorism in the U.S. or elsewhere. In addition, TransRe offers terrorism-specific treaty coverages to ceding companies and terrorism risk pools outside of the United States on a limited basis. With respect to other lines of business, TransRe assumes terrorism risk in marine, aviation and other casualty treaties after careful underwriting consideration and, in many cases, with limitations. Potential losses from acts of terrorism could be material depending on the nature and location of the act.

Approximately 3 percent of all policies and approximately 13 percent of property policies written by RSUI in 2015 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism and, as a result, RSUI is liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to potential Terrorism Act reimbursement.

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

As of December 31, 2015, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,249.9 million, consisting of $1,169.3 million of ceded outstanding loss and LAE and $80.6 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. Approximately 95 percent of our reinsurance recoverables balance as of December 31, 2015 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Our reinsurance and insurance subsidiaries had no allowance for uncollectible reinsurance as of December 31, 2015. Information related to concentration of reinsurance recoverables can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance Recoverables” of this Form 10-K and Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on pages 56 and 57 of this Form 10-K.

Competition

The reinsurance and insurance industry is highly competitive, and industry consolidation has created an even more competitive business environment. Competition in the businesses of our reinsurance and insurance subsidiaries is based on many factors, including the perceived financial strength of the company, premiums charged, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines of business to be written.

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

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance business can be found on pages 55 and 56 of this Form 10-K.

Employees

As of December 31, 2015, we employed a total of 3,135 persons, as follows:

TransRe	627
AIHL and subsidiaries	807

Total Reinsurance and Insurance subsidiaries	1,434

Alleghany Capital and subsidiaries(1)	1,678
Other subsidiaries	7
Parent company	16

Total Alleghany and subsidiaries	3,135

(1)	Primarily related to IPS and Kentucky Trailer.

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

U.S. Regulation

Our reinsurance and insurance subsidiaries are regulated in all U.S. jurisdictions in which they are licensed to conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the market conduct and financial condition of reinsurers and insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. In addition, state insurance laws and regulations govern the business conduct of insurers, including marketing and sales practices and claims handling, and require the approval of nearly all rates, policy forms and related materials for lines of insurance. We anticipate that U.S jurisdictions will make some movement towards a harmonized regulatory environment at the state level through solvency modernization efforts.

Through state “credit for reinsurance” laws, our reinsurance companies are indirectly subject to the effects of regulatory requirements imposed by the states in which their ceding insurers are domiciled and/or licensed. In general, an insurer that obtains reinsurance from a reinsurer that is licensed, accredited, authorized or approved by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to all of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations. Additionally, certain states allow credit to be taken for the amount ceded to a non-U.S. reinsurer domiciled in a country recognized as a “qualified jurisdiction” (based upon an assessment of the strength of such jurisdiction’s supervisory structure) that is designated by the state as a “certified reinsurer.” In such instances the ceding company is permitted to take a credit on its statutory financial statements in an aggregate amount equal to all of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations provided the reinsurer posts acceptable security in an amount that varies in proportion to the reinsurer’s ratings (A.M. Best, S&P, Moody’s and/or Fitch Ratings Inc.). Finally, for reinsurance ceded to reinsurers that are not licensed, accredited, authorized, approved or certified in the ceding company’s jurisdiction, the reinsurer must agree to post 100 percent qualified security, either in the form of a deposit, trust or letter of credit, in order that the ceding insurer be allowed to take full credit on its statutory financial statements in an aggregate amount equal to all or a portion of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to such reinsurers.

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

The insurance holding company laws and regulations of the states in which our reinsurance and insurance subsidiaries are domiciled also generally require that, before a person can acquire direct or indirect control of a reinsurer or an insurer domiciled in the state, prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. The state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers, and the acquirer’s plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, “control” over a reinsurer or an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10 percent or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the shares of the ultimate controlling person’s common stock.

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

NAIC Solvency Modernization Initiative. During the past few years, the National Association of Insurance Commissioners, or the “NAIC,” engaged in a Solvency Modernization Initiative focused on updating the U.S. insurance regulatory framework regarding solvency issues, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and credit for reinsurance. As part of this initiative, in December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Amended Model Act and Regulation.” The Amended Model Act and Regulation introduces, among other things, the concept of “enterprise” risk within an insurance holding company system. The Amended Model Act and Regulation imposes more extensive informational requirements on the ultimate controlling person of the reinsurer or insurer with the purpose of protecting such reinsurer or insurer from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the reinsurer or insurer that identifies the material risks within the insurance holding company system that could pose enterprise risk to the reinsurer or insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically the states in which our reinsurance and insurance subsidiaries are domiciled, for the new requirements to apply. It is not clear when all U.S. states will adopt these changes; however, the Amended Model Act and Regulation must be adopted by an individual state in order for the new requirements to apply to reinsurers and insurers domiciled in that state. As of December 31, 2015, most U.S. states had adopted such legislation, including most of the states where our reinsurance and insurance subsidiaries are domiciled. Because the NAIC has identified certain provisions of the Amended Model Act and Regulation which will be required to be adopted by the states in order for them to maintain NAIC accreditation, it is expected that the Amended Model Act and Regulation will be adopted in full or substantial part by all or almost all states during 2016.

Risk Management and ORSA. In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Model Act, or the “ORSA Model Act.” The ORSA Model Act requires reinsurers and insurers that exceed specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition, at least annually, the reinsurer or insurer must prepare a summary report, or the “ORSA Report,” regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report will be filed, on a confidential basis, with the insurance holding company group’s lead regulator and made available to other domiciliary regulators within the holding company group. The first filing under the ORSA Model Act occurred in 2015. As of December 31, 2015, the ORSA Model Act has been adopted in approximately 36 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled, and legislation was pending or under consideration in several other states. Because the NAIC is seeking to require that the provisions of the ORSA Model Act be adopted by the states in order for them to maintain their NAIC accreditation, the ORSA Model Act is expected to be adopted in full or substantial part by all or most of the states over the next several years.

Corporate Governance. The NAIC continues to adopt new model laws and regulations that began as part of the NAIC’s Solvency Modernization Initiative. In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, which, following enactment at the state level, will require insurers and reinsurers to disclose detailed information regarding their governance practices.

Group Supervision and Group Capital. In response to international developments, the NAIC has begun the process of establishing procedures for the supervision of domestic and international insurance groups, including those groups with both insurance and non-insurance entities. In December 2014, the NAIC also adopted further amendments to the Amended Model Act and Regulation, which, following enactment at the state level, would authorize U.S. regulators to lead or participate in the group-wide supervision of certain international insurance groups. The NAIC previously designated certain states as the group supervisor for all reporting domestic insurance groups. Additionally, the NAIC is in the early stages of developing a standard set of guidelines for the calculation of group capital requirements to supplement the current entity based capital standards. While it is early in the process, it is anticipated that the new requirements will incorporate existing risk-based capital requirements, or the “RBC,” which is used in the U.S. (discussed in further detail below).

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include RBC rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized, and whether regulatory intervention is warranted. As of December 31, 2015, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2015, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to our actual statutory capital and surplus.

The NAIC annually calculates certain statutory financial ratios for most reinsurance and insurance companies in the U.S. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2015, PCIC had four of its ratios falling outside the NAIC’s usual ranges, due primarily to PCIC’s premium growth and underwriting loss.

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

The Dodd-Frank Act created the Financial Stability Oversight Council, or “FSOC,” to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. FSOC is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. In 2013, FSOC designated three nonbank financial companies, including two insurance groups, as systemically significant and, in 2014, FSOC designated a third insurance group as systemically significant. Those designated entities will be subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant.

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

On November 20, 2015 the FIO and the U.S. Trade Representative formally notified the U.S. Congress of their intent to initiate negotiation of a covered agreement with the European Union, or the “EU,” between the U.S. and the EU. The notification stated that the negotiations will “seek to address the following prudential measures: (1) obtain treatment of the U.S. insurance regulatory system by the EU as “equivalent”; (2) obtain recognition by the EU of the integrated state and federal insurance regulatory and oversight system in the U.S. with respect to group supervision; (3) facilitate the exchange of confidential regulatory information between lead supervisors across national borders; (4) afford nationally uniform treatment of EU-based reinsurers operating in the U.S., including with respect to collateral requirements; and (5) obtain permanent equivalent treatment for the solvency regime in the U.S. and applicable to insurance and reinsurance undertakings.” The exact timing for commencement of negotiations has not been publicized. In December 2013, as required by the Dodd-Frank Act, the FIO released a report regarding the modernization and improvement of the U.S. insurance regulatory system. While noting that the current state-based system of insurance regulation is inherently limited in its ability to regulate uniformly and efficiently, the report expresses the FIO’s view that, in the short term, U.S. insurance regulation can be modernized and improved by a combination of steps to be taken by the states in order to increase consistency and transparency of regulation, and certain federal actions, particularly directed to representing U.S. interests in discussions and proceedings with foreign regulators concerning global insurance issues. However, the report also cautions that if the states do not act expeditiously to regulate matters on a more consistent and cooperative basis, there will be a greater role for federal regulation.

In December 2014, FIO delivered its report to the U.S. Congress describing the global reinsurance market and its critical role in supporting the U.S. insurance system. The report does not assess whether reinsurance or any particular reinsurer could be systemically important. However, the report notes the importance of the global reinsurance market to U.S. reinsurers. It is possible FIO will, in the future, issue recommendations in respect of the reinsurance market that would, if enacted, potentially impact negatively our business.

The Dodd-Frank Act gave federal agencies significant discretion in drafting the rules and regulations to implement the Dodd-Frank Act. In addition, the Dodd-Frank Act mandated multiple studies and reports for the U.S. Congress, including the FIO reports described above, which could result in additional legislative or regulatory action. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any related additional legislation, the additional costs resulting from compliance with such regulations or legislation or any changes to our operations that may be necessary to comply with the Dodd-Frank Act.

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

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions, TransRe has local reinsurance or insurance subsidiaries. TransRe’s subsidiaries TRL in the U.K. and TRZ in Switzerland comprise the largest component of TransRe’s international operations.

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

Legislative and Regulatory Initiatives. Within the EU, the EU Reinsurance Directive of November 2005, or the “Reinsurance Directive,” requires EU member states, or “Member States,” to adopt common standards for authorizing and supervising reinsurance companies that are head-quartered in a Member State. TRC operates within the EU as a “Third Country Reinsurer” under the Reinsurance Directive through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers. Since 2013, TransRe has been working to mitigate the risks associated with being a Third Country Reinsurer by migrating business originating in the EU from TransRe branches to TRL.

In addition to the Reinsurance Directive, an EU directive known as “Solvency II” was adopted by the European Parliament in April 2009. Solvency II is a fundamental revision to the current European regulatory regime that seeks to enhance transparency and risk management and encourages a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. The implementation of Solvency II is dependent upon the adoption of a second directive, known as Omnibus II, the purpose of which is to provide for transitional arrangements for the introduction of the new regulatory regime, and to facilitate the adoption of rules for the implementation of the principles set out in Solvency II. After several delays, Omnibus II was adopted in March 2014 and Solvency II became effective as of January 1, 2016. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure. The implementation of Solvency II could also materially impact Alleghany on a group-wide basis, since Solvency II affects the calculation of the solvency of international groups which, like Alleghany, conduct reinsurance and insurance operations both inside and outside of the EU.

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

Roundwood. Our public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily by our indirect, wholly-owned subsidiary Roundwood. For a discussion of our reinsurance and insurance subsidiaries’ investment results, see pages 95 and 96 of this Form 10-K.

Alleghany Capital. We manage, source, execute and monitor our private capital investments, which include SORC, Bourn & Koch, Kentucky Trailer and IPS, primarily through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s private capital investments include:

•	SORC. In June 2011, we formed SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. From formation through December 31, 2015, we have invested $243.9 million in SORC. The $243.9 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in the State of Wyoming.

•	Bourn & Koch. On April 26, 2012, we acquired Bourn & Koch, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. As of December 31, 2015, we own approximately 88 percent of Bourn & Koch.

•	Kentucky Trailer. On August 30, 2013, we invested in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest. On January 2, 2014, we exercised our option to increase our common equity interest in Kentucky Trailer to approximately 80 percent as well as increase our preferred equity interest, for an additional investment. The results of Kentucky Trailer have been included in our consolidated results beginning August 30, 2013.

•	IPS. On October 31, 2015, we acquired IPS, a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania. The results of IPS have been included in our consolidated results beginning October 31, 2015. We own approximately 84 percent of IPS.

Alleghany Capital also owns approximately 40 percent of ORX, a regional gas and oil exploration and production company, headquartered in New Orleans, Louisiana, and 30 percent of Jazwares, a toy and consumer electronics company, headquartered in Sunrise, Florida. Our ORX and Jazwares investments are reflected in our financial statements in other invested assets.

Alleghany Properties. We own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2015, Alleghany Properties owned approximately 317 acres of property in various land use categories ranging from multi-family residential to commercial. In late 2010, Alleghany Properties began making investments in California low income housing tax credit limited liability companies. As of December 31, 2015, Alleghany Properties held investments in three such companies.

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

Risk Factors Relating to our Business

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2015 were approximately $10.8 billion. These loss and LAE reserves reflect our best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, judicial theories of liability, reinsurance coverage, legislative changes and other factors.

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

In periods with increased economic volatility, it becomes more difficult to accurately predict claims costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, our current reserves could prove to be too low or too high in light of subsequent events. Should our reinsurance and insurance subsidiaries need to increase or decrease their reserves, our pre-tax income for the period would decrease or increase, respectively, by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not need to change, perhaps by a material amount, in the future.

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

Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes, other windstorms and tornado activity. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance subsidiaries, particularly TransRe and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of such events by considering these risks in their underwriting and pricing decisions, including their management of aggregate exposure levels and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations of our reinsurance and insurance subsidiaries, our financial condition and results of operations could be materially and adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance subsidiaries will not have reinsurance protection and are exposed to potential losses as a result of any acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance subsidiaries can be found on page 43 of this Form 10-K.

In general, TransRe does not provide coverage for acts of terrorism, as defined by the Terrorism Act, but it is nonetheless exposed to potential losses from both certified and uncertified acts of terrorism in the U.S. or elsewhere, such as from terrorism-specific treaty coverages offered to ceding companies or terrorism risk pools outside of the U.S. on a limited basis, and with respect to other lines of business from the assumption of terrorism risk in marine, aviation and other casualty treaties. Although TransRe assumes such terrorism risk after careful underwriting consideration and, in many cases, with limitations, a major terrorist event could have a material adverse impact on TransRe and us.

Finally, other catastrophes, such as an outbreak of a pandemic disease, the bankruptcy of a major company or a marine or aviation disaster, could also have a materially adverse effect on our business and operating results.

Significant competitive pressures may prevent our reinsurance and insurance subsidiaries from retaining existing business or writing new business at adequate rates. Our reinsurance and insurance subsidiaries compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. reinsurers and insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. Many competitors have considerably greater financial resources, greater experience and may offer more products or services than do our reinsurance and insurance subsidiaries. Except for regulatory considerations, there are virtually no barriers to entry into the reinsurance and insurance industry.

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

Competition in the businesses of our reinsurance and insurance subsidiaries is based on many factors, including the perceived financial strength of a company, premiums charged, other terms and conditions offered, services provided, commissions paid to producers, ratings assigned by independent rating agencies, speed of claims payment and reputation and experience in the lines to be written. Such competition could cause the supply or demand for insurance to change, which could affect the ability of our reinsurance and insurance subsidiaries to price their products at adequate rates. If our reinsurance and insurance subsidiaries are unable to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring or ceding part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2015, reinsurance recoverables reported on our balance sheet were $1.2 billion.

If market conditions cause reinsurance to be more costly or unavailable, our reinsurance and insurance subsidiaries may be required to bear increased risks or reduce the level of their underwriting commitments. As part of their overall risk management strategy, our reinsurance and insurance subsidiaries purchase reinsurance for certain amounts of risk underwritten by them, including catastrophe risks. The reinsurance programs purchased by our subsidiaries are generally subject to annual renewal. Market conditions beyond their control determine the availability and cost of the reinsurance protection they purchase, which may affect the level of their business written and thus their profitability. If our reinsurance and insurance subsidiaries are unable to renew their expiring facilities or to obtain new reinsurance facilities, which could result as the number of companies offering reinsurance coverage declines due to industry consolidation, either their net exposures on future policies or reinsurance contracts would increase, which could increase the volatility of their results or, if they are unwilling or unable to bear an increase in net exposures, they would have to reduce the level of their underwriting commitments, especially catastrophe-exposed risks, which may reduce their revenues and net earnings. In certain reinsurance contracts, a cedant, to the extent it exhausts its original coverage under a reinsurance contract during a single coverage period (typically a single twelve-month period), can pay a reinsurance reinstatement premium to restore coverage during such coverage period. If our reinsurance and insurance subsidiaries exhaust their original and, if applicable, reinstated coverage under their third-party reinsurance contracts during a single coverage period, they will not have any reinsurance coverage available for losses incurred as a result of additional loss events during that coverage period. The exhaustion of such reinsurance coverage could have a material adverse effect on the profitability of our reinsurance and insurance subsidiaries in any given period and on our results of operations.

TransRe and RSUI attempt to manage their exposure to catastrophe risk partially through the use of catastrophe modeling software. The failure of this software to accurately gauge the catastrophe-exposed risks they write could have a material adverse effect on our financial condition, results of operations and cash flows. As part of their approach to managing catastrophe risk, TransRe and RSUI use a number of tools, including third-party catastrophe modeling software, to help evaluate potential losses. TransRe and RSUI use modeled loss scenarios and internal analyses to set their level of risk retention and help structure their reinsurance programs. Modeled loss estimates, however, have not always accurately predicted their ultimate losses with respect to catastrophe events. Accordingly, TransRe and RSUI periodically review their catastrophe exposure management approach, which may result in the implementation of new monitoring tools and a revision of their underwriting guidelines and procedures. However, these efforts may not be successful in sufficiently mitigating risk exposures and losses resulting from future catastrophes.

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

In addition, in general, if the financial strength ratings of TransRe’s operating subsidiaries from the Rating Agencies fall below A-, a significant portion of TransRe’s operating subsidiaries’ contracts that contain rating agency triggers would allow customers to elect to take a number of actions such as terminating the contracts on a run-off or cut-off basis, requiring TransRe’s operating subsidiaries to post collateral for all or a portion of the obligations or requiring commutation under the contracts. Some of these contracts, however, contain dual triggers, such as requiring both a ratings downgrade below A- and a significant decline in the statutory surplus of TransRe’s operating subsidiaries before such cancellation or collateralization rights would be exercisable. Contracts may contain one or both of the aforementioned contractual provisions, or certain other collateralization or cancellation triggers. Whether a ceding company would exercise any of these cancellation rights would depend on, among other factors, the reason and extent of such downgrade or surplus reduction, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. We cannot predict the extent to which these contractual rights would be exercised, if at all, or what effect such exercises would have on our financial condition or future operations, but such effect potentially could be materially adverse to us.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulations will have on our business. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 45 through 52 of this Form 10-K.

TransRe’s offices that operate in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations. TransRe’s international operations are also regulated in various jurisdictions with respect to licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. International operations and assets held abroad are subject to significant legal, market, operational, compliance and regulatory risks, including risks related to:

•	economic, political and other developments in foreign countries;

•	changes in foreign or U.S. laws and regulations;

•	nationalization and changes in regulatory policy;

•	unexpected financial restrictions that foreign governments may impose;

•	the potential costs and difficulties in complying with a wide variety of foreign laws and regulations; and

•	the consequences of international hostilities and unrest.

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

TransRe’s international operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, and sanctions laws implemented by other countries in which TransRe operates. The international and U.S. laws and regulations that are applicable to TransRe’s operations are complex and may increase the costs of regulatory compliance, limit or restrict TransRe’s reinsurance business or subject TransRe to regulatory actions or proceedings in the future. Although TransRe attempts to comply with all applicable laws and regulations and to seek licenses to undertake various activities where appropriate, there can be no assurance that TransRe is, or will be, in full compliance with all applicable laws and regulations, or interpretations of these laws and regulations, at all times. In addition, it is TransRe’s policy to continually monitor compliance with, and voluntarily report to appropriate regulatory authorities any potential violations of, all applicable laws and regulations where it is deemed appropriate, including anti-corruption and trade sanction laws and any failure to comply with any such laws and regulations may subject TransRe to investigations, sanctions or other remedies, including fines, injunctions, increased scrutiny or oversight by regulatory authorities. The cost of compliance or the consequences of non-compliance, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

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

In addition to the Reinsurance Directive, an EU directive known as Solvency II was adopted by the European Parliament in April 2009. Solvency II is a fundamental revision to the current European regulatory regime that seeks to enhance transparency and risk management, and encourages a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure. The implementation of Solvency II could also materially impact Alleghany on a group-wide basis. Information regarding Solvency II and its impact on our operations can be found on pages 51 and 52 of this Form 10-K.

In Argentina, Brazil, Ecuador, India and the People’s Republic of China, emerging markets where TransRe underwrites business on a cross-border basis, local regulations have recently been adopted that may operate to limit, restrict or increase the costs of TransRe’s access to these markets. If this trend continues to spread to other jurisdictions, TransRe’s ability to operate globally may be materially and adversely affected.

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

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2015, our investments in debt securities were approximately $13.6 billion, or 76.3 percent of our total investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2015, a 100 basis point increase in interest rates would result in an approximate $622 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities, which are subject to fluctuations in market value. As of December 31, 2015, our investments in equity securities had a fair value of approximately $3.0 billion, which represented 16.9 percent of our investment portfolio. We hold our equity securities as available-for-sale, and any changes in the fair value of these securities, net of tax, would be reflected directly in stockholders’ equity or in the statement of earnings. If there is an increase in value or if a decline in the value of a particular equity security is deemed to be temporary, we record the change as an unrealized gain or loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the security and record an other than temporary impairment loss in our statement of earnings, which may be material to our operating results. A severe or prolonged downturn in equity markets could give rise to significant impairment charges.

Changes in foreign currency exchange rates could impact the value of our assets and liabilities denominated in foreign currencies. A principal exposure to foreign currency risk is our obligation to settle claims denominated in foreign currencies in the subject foreign currencies. The possibility exists that we may incur foreign currency exchange gains or losses when we ultimately settle these claims. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially and adversely affect our results of operations or financial condition. For example, stockholders’ equity attributable to Alleghany stockholders was reduced by $14.7 million during 2015 from the impact of changes in foreign currency exchange rates.

If any of our businesses do not perform well, we may be required to recognize an impairment of our assets, including goodwill or other intangible assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition. Goodwill represents the excess of the amount we paid to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the operating subsidiary to which the goodwill relates. The fair value of the operating subsidiary is impacted by the performance of the business. The performance of our businesses may be adversely impacted by prolonged market declines. If we determine the goodwill has been impaired, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net earnings. Such write-downs could have a material adverse effect on our results of operations or financial position. A decrease in the expected future earnings of an operating subsidiary could lead to an impairment of some or all of the goodwill or other long-lived intangible assets associated with such operating subsidiaries in future periods.

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

Oil and gas prices are volatile and a prolonged reduction in these prices could adversely affect the value of our investments in energy-related businesses. As of December 31, 2015, we had holdings in energy-related businesses of $551.7 million, comprising $274.6 million of debt securities, $71.1 million of equity securities and $206.0 million of Alleghany’s equity attributable to SORC. The results and prospects of these energy-related businesses tend to depend highly upon the prices of oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. A prolonged reduction in the prices of oil and gas may adversely affect the results and prospects of, and the potentially the value of our investments in, these energy-related businesses.

Risks Relating to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 115 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 112 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, Alleghany Capital and Roundwood are located in leased office space in New York, New York. TransRe leases office space in New York, New York for its headquarters and office space in almost all of its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CapSpecialty leases office space in Middleton, Wisconsin for its headquarters and office space in its other locations throughout the United States. PacificComp leases office space in Westlake Village, California. Bourn & Koch and Kentucky Trailer own their principal offices and manufacturing facilities, which are located in Rockford, Illinois and Louisville, Kentucky, respectively. SORC leases office space in Golden, Colorado for its headquarters and owns facilities, mineral rights and land in other locations in the Midwestern and Southeastern United States. IPS leases office space in Blue Bell, Pennsylvania for its headquarters and office space in its locations around the world. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations. See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the leases.

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

	2015		2014
Quarter Ended:	High	Low	High	Low
March 31	$493.12	$440.61	$407.38	$363.60
June 30	497.62	464.58	438.12	401.34
September 30	501.99	453.13	443.51	413.85
December 31	515.25	468.01	482.00	412.74

As of February 15, 2016, there were approximately 722 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Our Board of Directors determined not to declare a dividend for 2015 or 2014. Any future determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent upon many factors, including our earnings, financial condition, business needs and growth objectives, capital and surplus requirements of our reinsurance and insurance subsidiaries, regulatory restrictions, rating agency considerations and other factors.

Repurchases of Equity Securities

The following table summarizes our common stock repurchases in the quarter ended December 31, 2015:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 to October 31	79,106	$476.29	79,106	$61.1
November 1 to November 30	-	-	-	461.1
December 1 to December 31	28,516	477.45	28,516	447.5

Total	107,622	476.60	107,622

(1)	In July 2014, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million. In November 2015, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. The additional amount of repurchases authorized by our Board of Directors in November 2015 is reflected in this table.

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

The following graph compares (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “P&C Index,” for the five year period beginning on December 31, 2010 through December 31, 2015. The graph assumes that the value of the investment was $100.00 on December 31, 2010.

Company / Index	Base Period 12/31/10	INDEXED RETURNS Year Ending
		12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Alleghany	$100.00	$94.98	$111.67	$133.16	$154.31	$159.12
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75
P&C Index	$100.00	$99.75	$119.81	$165.69	$191.78	$210.05

The graph above is based on the following assumptions: (i) cash dividends are reinvested on the ex-dividend date in respect of such dividend; and (ii) the two percent stock dividend we paid in 2011 is included in the cumulative total stockholder return on our common stock.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries(1)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in millions, except per share and share amounts)
Operating Data

Revenue	$4,999.5	$5,231.8	$4,971.7	$4,753.2	$981.8

Net earnings(3)	$560.3	$679.2	$628.4	$702.2	$143.3

Basic earnings per share of common stock(2)(3)	$35.14	$41.40	$37.44	$45.48	$16.26

Average number of shares of common stock(2)	15,871,055	16,405,388	16,786,608	15,441,578	8,807,487

	As of December 31,
	2015	2014	2013	2012	2011
	($ in millions, except per share amounts)
Balance Sheet

Total assets	$22,846.3	$23,489.4	$23,361.1	$22,808.0	$6,478.1

Senior Notes	$1,390.3	$1,767.1	$1,794.4	$1,811.5	$299.0

Common stockholders’ equity(3)	$7,554.7	$7,473.4	$6,923.8	$6,403.8	$2,925.7

Common stockholders’ equity per share of common stock(2)(3)	$486.02	$465.51	$412.96	$379.13	$342.12

(1)	On October 31, 2015, we acquired IPS; on August 30, 2013, we acquired Kentucky Trailer; on April 26, 2012, we acquired Bourn & Koch; and on March 6, 2012, we acquired TransRe.
(2)	Amounts have been adjusted for subsequent common stock dividends.
(3)	Attributable to Alleghany stockholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2015, 2014 and 2013. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

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

•	Net earnings attributable to Alleghany stockholders were $560.3 million in 2015, compared with $679.2 million in 2014 and $628.4 million in 2013.

•	Earnings before income taxes were $757.4 million in 2015, compared with $931.9 million in 2014 and $855.2 million in 2013.

•	Net investment income decreased by 4.6 percent in 2015 from 2014, and decreased by 1.2 percent in 2014 from 2013.

•	Net premiums written decreased by 0.2 percent in 2015 from 2014, and increased by 4.9 percent in 2014 from 2013.

•	Underwriting profit was $466.6 million in 2015, compared with $494.8 million in 2014 and $420.7 million in 2013.

•	The combined ratio for our reinsurance and insurance segments was 89.0 percent in 2015, compared with 88.8 percent in 2014 and 90.1 percent in 2013.

•	Catastrophe losses, net of reinsurance, were $62.0 million in 2015, compared with $95.2 million in 2014 and $150.9 million in 2013.

•	Net favorable prior accident year development on loss reserves was $215.5 million in 2015, compared with $215.2 million in 2014 and $203.0 million in 2013.

As of December 31, 2015, we had total assets of $22.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.6 billion. As of December 31, 2015, we had consolidated total investments of approximately $17.8 billion, of which $13.6 billion was invested in debt securities, $3.0 billion was invested in equity securities, $0.3 billion was invested in short-term investments, $0.2 billion was invested in commercial mortgage loans and $0.7 billion was invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Revenues
Net premiums earned	$4,230.3	$4,410.6	$4,239.2
Net investment income	438.8	459.9	465.7
Net realized capital gains	213.9	247.1	232.1
Other than temporary impairment losses	(133.9)	(36.3)	(44.0)
Other income	250.4	150.5	78.7

Total revenues	4,999.5	5,231.8	4,971.7

Costs and Expenses
Net loss and loss adjustment expenses	2,339.8	2,494.5	2,479.3
Commissions, brokerage and other underwriting expenses	1,423.9	1,421.3	1,339.2
Other operating expenses	342.3	252.7	164.9
Corporate administration	46.5	47.1	36.1
Amortization of intangible assets	(2.2)	(5.7)	10.2
Interest expense	91.8	90.0	86.8

Total costs and expenses	4,242.1	4,299.9	4,116.5

Earnings before income taxes	757.4	931.9	855.2
Income taxes	195.2	251.8	225.9

Net earnings	562.2	680.1	629.3
Net earnings attributable to noncontrolling interest	1.9	0.9	0.9

Net earnings attributable to Alleghany stockholders	$560.3	$679.2	$628.4

Revenues:
Total reinsurance and insurance segments	$4,781.5	$5,057.2	$4,809.9
Corporate activities(1)	218.0	174.6	161.8

Earnings (losses) before income taxes:
Total reinsurance and insurance segments	$903.5	$1,013.7	$848.3
Corporate activities(1)	(146.1)	(81.8)	6.9

(1)	Consist of Alleghany Properties, SORC, Bourn & Koch, our investments in Homesite (prior to its sale on December 31, 2013), and ORX and corporate activities at the parent level. In addition, beginning August 30, 2013, July 31, 2014 and October 31, 2015, corporate activities include the operating results of Kentucky Trailer, our investment in Jazwares and the operating results of IPS, respectively. Corporate activities also include interest expense associated with the Senior Notes (as defined on page 115 of this Form 10-K) issued by Alleghany, whereas interest expense associated with the Senior Notes issued by TransRe is included in “total reinsurance and insurance segments.” Information related to the Senior Notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Segment results for our two reportable segments and for corporate activities for 2015, 2014 and 2013 are shown in the tables below:

Year Ended December 31, 2015	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$3,662.1	$1,488.1	$5,150.2	$(28.0)	$5,122.2
Net premiums written	3,387.3	1,101.9	4,489.2	-	4,489.2

Net premiums earned	3,115.5	1,114.8	4,230.3	-	4,230.3

Net loss and LAE:
Current year (excluding catastrophe losses)	1,895.4	597.9	2,493.3	-	2,493.3
Current year catastrophe losses	31.6	30.4	62.0	-	62.0
Prior years	(208.3)	(7.2)	(215.5)	-	(215.5)

Total net loss and LAE	1,718.7	621.1	2,339.8	-	2,339.8
Commissions, brokerage and other underwriting expenses	1,069.8	354.1	1,423.9	-	1,423.9

Underwriting profit(2)	$327.0	$139.6	466.6	-	466.6

Net investment income			427.6	11.2	438.8
Net realized capital gains			242.6	(28.7)	213.9
Other than temporary impairment losses			(125.5)	(8.4)	(133.9)
Other income			6.5	243.9	250.4
Other operating expenses			80.4	261.9	342.3
Corporate administration			0.9	45.6	46.5
Amortization of intangible assets			(5.3)	3.1	(2.2)
Interest expense			38.3	53.5	91.8

Earnings (losses) before income taxes			$903.5	$(146.1)	$757.4

Loss ratio(3):
Current year (excluding catastrophe losses)	60.9%	53.6%	58.9%
Current year catastrophe losses	1.0%	2.7%	1.5%
Prior years	(6.7%)	(0.6%)	(5.1%)

Total net loss and LAE	55.2%	55.7%	55.3%
Expense ratio(4)	34.3%	31.8%	33.7%

Combined ratio(5)	89.5%	87.5%	89.0%

Year Ended December 31, 2014	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
		($ in millions, except ratios)
Gross premiums written	$3,600.1	$1,525.3	$5,125.4	$(28.8)	$5,096.6
Net premiums written	3,410.1	1,087.4	4,497.5	-	4,497.5

Net premiums earned	3,330.7	1,079.9	4,410.6	-	4,410.6

Net loss and LAE:
Current year (excluding catastrophe losses)	2,044.8	569.7	2,614.5	-	2,614.5
Current year catastrophe losses	46.8	48.4	95.2	-	95.2
Prior years	(182.4)	(32.8)	(215.2)	-	(215.2)

Total net loss and LAE	1,909.2	585.3	2,494.5	-	2,494.5
Commissions, brokerage and other underwriting expenses	1,076.5	344.8	1,421.3	-	1,421.3

Underwriting profit(2)	$345.0	$149.8	494.8	-	494.8

Net investment income			448.9	11.0	459.9
Net realized capital gains			230.0	17.1	247.1
Other than temporary impairment losses			(36.3)	-	(36.3)
Other income			4.0	146.5	150.5
Other operating expenses			85.7	167.0	252.7
Corporate administration			1.3	45.8	47.1
Amortization of intangible assets			(6.1)	0.4	(5.7)
Interest expense			46.8	43.2	90.0

Earnings (losses) before income taxes			$1,013.7	$(81.8)	$931.9

Loss ratio(3):
Current year (excluding catastrophe losses)	61.4%	52.8%	59.3%
Current year catastrophe losses	1.4%	4.5%	2.2%
Prior years	(5.5%)	(3.1%)	(4.9%)

Total net loss and LAE	57.3%	54.2%	56.6%
Expense ratio(4)	32.3%	31.9%	32.2%

Combined ratio(5)	89.6%	86.1%	88.8%

Year Ended December 31, 2013	Reinsurance Segment	Insurance Segment	Total Segments(1)	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$3,423.0	$1,486.4	$4,909.4	$(23.1)	$4,886.3
Net premiums written	3,248.0	1,039.4	4,287.4	-	4,287.4

Net premiums earned	3,278.7	960.5	4,239.2	-	4,239.2

Net loss and LAE:
Current year (excluding catastrophe losses)	2,058.4	473.0	2,531.4	-	2,531.4
Current year catastrophe losses	92.1	58.8	150.9	-	150.9
Prior years	(224.1)	21.1	(203.0)	-	(203.0)

Total net loss and LAE	1,926.4	552.9	2,479.3	-	2,479.3
Commissions, brokerage and other underwriting expenses	1,018.3	320.9	1,339.2	-	1,339.2

Underwriting profit(2)	$334.0	$86.7	420.7	-	420.7

Net investment income			415.2	50.5	465.7
Net realized capital gains			197.7	34.4	232.1
Other than temporary impairment losses			(44.0)	-	(44.0)
Other income			1.8	76.9	78.7
Other operating expenses			83.7	81.2	164.9
Corporate administration			-	36.1	36.1
Amortization of intangible assets			10.0	0.2	10.2
Interest expense			49.4	37.4	86.8

Earnings before income taxes			$848.3	$6.9	$855.2

Loss ratio(3):
Current year (excluding catastrophe losses)	62.8%	49.3%	59.7%
Current year catastrophe losses	2.8%	6.1%	3.6%
Prior years	(6.8%)	2.2%	(4.8%)

Total net loss and LAE	58.8%	57.6%	58.5%
Expense ratio(4)	31.1%	33.4%	31.6%

Combined ratio(5)	89.9%	91.0%	90.1%

(1)	Total Segments excludes elimination of minor reinsurance activity between segments which is reported in corporate activities.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of 2015, 2014 and 2013

Premiums. The following table summarizes our consolidated premiums.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
		($ in millions)
Premiums written:
Gross	$ 5,122.2	$ 5,096.6	$ 4,886.3	0.5%	4.3%
Net	4,489.2	4,497.5	4,287.4	(0.2%)	4.9%

Net premiums earned	4,230.3	4,410.6	4,239.2	(4.1%)	4.0%

2015 vs 2014. The increase in gross premiums written in 2015 from 2014 reflects a slight increase at our reinsurance segment, partially offset by a slight decrease at our insurance segment. The increase in gross premiums written at our reinsurance segment primarily reflects $221.6 million of premiums recorded on December 31, 2015 in connection with a large whole account quota share treaty placed as of that date, partially offset by the impact of changes in foreign exchange rates, reduced participation in or non-renewal of certain treaties and reductions in pricing. The decrease in gross premiums written at our insurance segment primarily reflects lower premiums at RSUI, partially offset by continued significant growth in premiums at PacificComp and CapSpecialty.

Net premiums written in 2015 approximated net premiums written from 2014, as a slight decrease at our reinsurance segment was largely offset by an increase at our insurance segment. Net premiums written at our reinsurance segment decreased in 2015 from 2014 as a result of higher ceded premiums written due to an increase in reinsurance coverage purchased by TransRe in 2015.

The decrease in net premiums earned in 2015 from 2014 reflects a decrease at our reinsurance segment, partially offset by an increase at our insurance segment. The decrease in net premiums earned at our reinsurance segment primarily reflects the impact of changes in foreign exchange rates, reduced participation in or non-renewal of certain treaties and reductions in pricing and higher ceded premiums earned due to an increase in reinsurance coverage purchased by TransRe in 2015. In addition, there were no net premiums earned in 2015 in connection with the large whole account quota share treaty placed by TransRe on December 31, 2015. The increase at our insurance segment reflects significant growth at PacificComp and CapSpecialty, partially offset by a decrease at RSUI.

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

Premiums for 2015, 2014 and 2013 are more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,493.3	$2,614.5	$2,531.4	(4.6%)	3.3%
Current year catastrophe losses	62.0	95.2	150.9	(34.9%)	(36.9%)
Prior years	(215.5)	(215.2)	(203.0)	0.1%	6.0%

	$2,339.8	$2,494.5	$2,479.3	(6.2%)	0.6%

Net loss and LAE ratio:
Current year (excluding catastrophe losses)	58.9%	59.3%	59.7%
Current year catastrophe losses	1.5%	2.2%	3.6%
Prior years	(5.1%)	(4.9%)	(4.8%)

	55.3%	56.6%	58.5%

2015 vs 2014. The decrease in net loss and LAE in 2015 from 2014 reflects a decrease at our reinsurance segment, partially offset by an increase at our insurance segment. The decrease at our reinsurance segment primarily reflects the impact of lower net premiums earned, as discussed above, and, to a lesser extent, lower catastrophe losses and more favorable prior year loss reserve development. The increase at our insurance segment primarily reflects the impact of higher net premiums earned and less favorable prior year loss reserve development overall, partially offset by lower catastrophe losses.

2014 vs 2013. The increase in net loss and LAE in 2014 from 2013 primarily reflects the impact of increased net premiums earned at our insurance segment, as discussed above, and lower net favorable prior year loss reserve development at our reinsurance segment, partially offset by lower catastrophe losses at our reinsurance and insurance segments, and net favorable prior year loss reserve development in 2014 compared with net adverse prior year loss reserve development in 2013 at our insurance segment.

Net loss and LAE for 2015, 2014 and 2013 are more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$1,423.9	$1,421.3	$1,339.2	0.2%	6.1%

Expense ratio	33.7%	32.2%	31.6%

2015 vs 2014. Commissions, brokerage and other underwriting expenses in 2015 approximated commissions, brokerage and other underwriting expenses from 2014, reflecting a decrease at our reinsurance segment, offset by an increase at our insurance segment. The decrease at our reinsurance segment primarily reflects the impact of lower net premiums earned, as discussed above, partially offset by higher commission rates and employee-related benefit and compensation costs. The increase at our insurance segment primarily reflects the impact of higher net premiums earned, as discussed above.

2014 vs 2013. The increase in commissions, brokerage and other underwriting expenses in 2014 from 2013 primarily reflects the impact of increased net premiums earned at our reinsurance and insurance segments, as discussed above, and higher commission rates at our reinsurance segment.

Commissions, brokerage and other underwriting expenses for 2015, 2014 and 2013 are more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Underwriting profit	$466.6	$494.8	$420.7	(5.7%)	17.6%

Combined ratio	89.0%	88.8%	90.1%

2015 vs 2014. The decrease in underwriting profit in 2015 from 2014 reflects a decrease in underwriting profit at our reinsurance segment and our insurance segment. The decrease in underwriting profit at our reinsurance segment primarily reflects the impact of lower net premiums earned, partially offset by lower catastrophe losses and more favorable prior year loss reserve development, all as discussed above. The decrease in underwriting profit at our insurance segment primarily reflects less favorable prior year loss reserve development overall and higher current year losses, partially offset by lower catastrophe losses, all as discussed above.

2014 vs 2013. The increase in underwriting profit in 2014 from 2013 primarily reflects lower catastrophe losses at our reinsurance and insurance segments, as discussed above.

Underwriting profits for 2015, 2014 and 2013 are more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Net investment income	$438.8	$459.9	$465.7	(4.6%)	(1.2%)
Net realized capital gains	213.9	247.1	232.1	(13.4%)	6.5%
Other than temporary impairment losses	(133.9)	(36.3)	(44.0)	268.9%	(17.5%)

2015 vs 2014. The decrease in net investment income in 2015 from 2014 primarily reflects lower dividends from common stocks in our equity securities portfolio, lower interest income and lower earnings from other invested assets. The decrease in dividends is due primarily to a modification of our equity investment strategy during 2015, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in 2015. The decrease in interest income is due primarily to lower investible balances and the impact of changes in foreign exchange rates.

The decrease in net realized capital gains in 2015 from 2014 primarily reflects lower gains from the debt securities portfolio and a $25.8 million realized capital loss related to a non-cash impairment charge related to a write-off of our investment in ORX, partially offset by higher gains for the equity securities portfolio. Realized capital gains in 2015 include the sales of certain equity securities resulting from a modification of our equity investment strategy and the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, some additional realized capital gains taken on debt securities and a $9.4 million realized capital loss on the early redemption of $300 million par value of TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes.”

The increase in OTTI losses in 2015 from 2014 primarily reflects significant losses on equity securities in the energy, pharmaceutical, gaming and airline sectors in 2015.

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

The increase in net realized capital gains in 2014 from 2013 primarily reflects higher gains for the debt securities portfolio, partially offset by a $46.8 million realized capital gain from the sale of Homesite in 2013 and a $9.4 million realized capital loss on the early redemption of $300 million par value of the 2015 Senior Notes in 2014.

Investment results for 2015, 2014 and 2013 are more fully described in the following pages.

Other income and expenses. The following table summarizes our consolidated other income and expenses.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Other income	$250.4	$150.5	$78.7	66.4%	91.2%

Other operating expenses	342.3	252.7	164.9	35.5%	53.2%
Corporate administration	46.5	47.1	36.1	(1.3%)	30.5%
Amortization of intangible assets	(2.2)	(5.7)	10.2	(61.4%)	(155.9%)
Interest expense	91.8	90.0	86.8	2.0%	3.7%

Other income and Other operating expenses. Other income and other operating expenses include revenues and expenses associated with our non-insurance operations. Other operating expenses also includes the long-term incentive compensation of our reinsurance segment and insurance segment, which totaled $77.6 million, $83.5 million and $80.1 million for 2015, 2014 and 2013, respectively. See Note 14 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

The increase in other income in 2015 from 2014 primarily reflects the acquisition of IPS on October 31, 2015 and, to a lesser extent, growth at Kentucky Trailer. The increase in other operating expenses in 2015 from 2014 primarily reflects the acquisition of IPS and, to a lesser extent, increased expenses at Kentucky Trailer and SORC, partially offset by a decrease in the long-term incentive compensation expense of our reinsurance and insurance segments due to less favorable operating results. The increases in other income and other operating expenses in 2014 from 2013 primarily reflect the acquisition of Kentucky Trailer on August 30, 2013 and, to a lesser extent, increased expenses at SORC.

Corporate administration. Corporate administration expense in 2015 approximated the expense from 2014. The increase in corporate administration expense in 2014 from 2013 primarily reflects the absence of a one-time reduction in expenses of $8.8 million from the freezing of pension benefits at the parent level in 2013.

Amortization of intangible assets. Amortization of intangible assets in 2015 and 2014 reflects the amortization of net intangible liabilities. Amortization of intangible assets in 2015 also reflects the acquisition of IPS. Amortization of intangible assets in 2013 primarily reflects the amortization of net intangible assets acquired in the merger with TransRe in 2012.

Interest expense. The increase in interest expense in 2015 from 2014 primarily reflects higher interest expense at the Alleghany parent company arising from the issuance of the 2044 Senior Notes (as defined on page 111 of this Form 10-K) on September 9, 2014, partially offset by lower interest expense at TransRe resulting from the redemption of a portion of the 2015 Senior Notes on October 15, 2014 and the maturity and repayment of the remainder of the 2015 Senior Notes on December 14, 2015. The increase in interest expense in 2014 from 2013 primarily reflects higher interest expense at the Alleghany parent company arising from the issuance of the 2044 Senior Notes on September 9, 2014, partially offset by lower interest expense at TransRe resulting from the partial redemption of the 2015 Senior Notes on October 15, 2014. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information on the Senior Notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Income taxes	$195.2	$251.8	$225.9	(22.5%)	11.5%

Effective tax rate	25.8%	27.0%	26.4%

2015 vs 2014. The decrease in income taxes in 2015 from 2014 primarily reflects a decrease in earnings before income taxes, as discussed below. The slight decrease in the effective tax rate in 2015 compared with 2014 primarily reflects lower taxable income in 2015, partially offset by lower interest income arising from municipal bond securities.

2014 vs 2013. The increase in income taxes in 2014 from 2013 primarily reflects an increase in earnings before income taxes, as discussed below. The slightly higher effective tax rate in 2014 compared with 2013 primarily reflects higher taxable income in 2014 relative to a fairly steady level of tax-exempt interest income arising from municipal bond securities.

Earnings. The following table summarizes our earnings.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Earnings before income taxes	$757.4	$931.9	$855.2	(18.7%)	9.0%
Net earnings attributable to Alleghany stockholders	560.3	679.2	628.4	(17.5%)	8.1%

2015 vs 2014. The decreases in earnings before income taxes and in net earnings attributable to Alleghany stockholders in 2015 from 2014 primarily reflect higher OTTI losses, as well as lower net realized capital gains, underwriting profits and net investment income, all as discussed above.

2014 vs 2013. The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2014 from 2013 primarily reflect higher underwriting profits, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

		Casualty &
Year Ended December 31, 2015	Property	other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$1,171.9	$2,490.2	$3,662.1
Net premiums written	953.6	2,433.7	3,387.3

Net premiums earned	887.4	2,228.1	3,115.5

Net loss and LAE:
Current year (excluding catastrophe losses)	343.9	1,551.5	1,895.4
Current year catastrophe losses	24.9	6.7	31.6
Prior years	(76.7)	(131.6)	(208.3)

Total net loss and LAE	292.1	1,426.6	1,718.7
Commissions, brokerage and other underwriting expenses	295.6	774.2	1,069.8

Underwriting profit(2)	$299.7	$27.3	$327.0

Loss ratio(3):
Current year (excluding catastrophe losses)	38.8%	69.6%	60.9%
Current year catastrophe losses	2.8%	0.3%	1.0%
Prior years	(8.6%)	(5.9%)	(6.7%)

Total net loss and LAE	33.0%	64.0%	55.2%
Expense ratio(4)	33.3%	34.7%	34.3%

Combined ratio(5)	66.3%	98.7%	89.5%

		Casualty &
Year Ended December 31, 2014	Property	other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$1,205.4	$2,394.7	$3,600.1
Net premiums written	1,073.4	2,336.7	3,410.1

Net premiums earned	1,048.6	2,282.1	3,330.7

Net loss and LAE:
Current year (excluding catastrophe losses)	449.5	1,595.3	2,044.8
Current year catastrophe losses	46.8	-	46.8
Prior years	(73.1)	(109.3)	(182.4)

Total net loss and LAE	423.2	1,486.0	1,909.2
Commissions, brokerage and other underwriting expenses	319.3	757.2	1,076.5

Underwriting profit(2)	$306.1	$38.9	$345.0

Loss ratio(3):
Current year (excluding catastrophe losses)	42.9%	69.9%	61.4%
Current year catastrophe losses	4.5%	- %	1.4%
Prior years	(7.0%)	(4.8%)	(5.5%)

Total net loss and LAE	40.4%	65.1%	57.3%
Expense ratio(4)	30.5%	33.2%	32.3%

Combined ratio(5)	70.9%	98.3%	89.6%

		Casualty &
Year Ended December 31, 2013	Property	other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$1,129.9	$2,293.1	$3,423.0
Net premiums written	988.4	2,259.6	3,248.0

Net premiums earned	989.2	2,289.5	3,278.7

Net loss and LAE:
Current year (excluding catastrophe losses)	409.1	1,649.3	2,058.4
Current year catastrophe losses	92.1	-	92.1
Prior years	(184.7)	(39.4)	(224.1)

Total net loss and LAE	316.5	1,609.9	1,926.4
Commissions, brokerage and other underwriting expenses	293.3	725.0	1,018.3

Underwriting profit (loss)(2)	$379.4	$(45.4)	$334.0

Loss ratio(3):
Current year (excluding catastrophe losses)	41.4%	72.0%	62.8%
Current year catastrophe losses	9.3%	- %	2.8%
Prior years	(18.7%)	(1.7%)	(6.8%)

Total net loss and LAE	32.0%	70.3%	58.8%
Expense ratio(4)	29.7%	31.7%	31.1%

Combined ratio(5)	61.7%	102.0%	89.9%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions)
Property
Premiums written:
Gross	$1,171.9	$1,205.4	$1,129.9	(2.8%)	6.7%
Net	953.6	1,073.4	988.4	(11.2%)	8.6%

Net premiums earned	887.4	1,048.6	989.2	(15.4%)	6.0%

Casualty & other
Premiums written:
Gross	$2,490.2	$2,394.7	$2,293.1	4.0%	4.4%
Net	2,433.7	2,336.7	2,259.6	4.2%	3.4%

Net premiums earned	2,228.1	2,282.1	2,289.5	(2.4%)	(0.3%)

Total
Premiums written:
Gross	$3,662.1	$3,600.1	$3,423.0	1.7%	5.2%
Net	3,387.3	3,410.1	3,248.0	(0.7%)	5.0%

Net premiums earned	3,115.5	3,330.7	3,278.7	(6.5%)	1.6%

Property. The decrease in gross premiums written in 2015 from 2014 reflects the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 3.7 percent in 2015 from 2014, primarily reflecting $64.7 million of property-related premiums recorded on December 31, 2015 in connection with a large whole account quota share treaty placed as of that date, partially offset by reduced participation in or non-renewal of certain treaties and reductions in pricing for property reinsurance contracts as the market became increasingly competitive. The decrease in net premiums earned in 2015 from 2014 reflects, in part, the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned decreased 10.0 percent in 2015 from 2014, primarily reflecting a decrease in gross premiums written in recent quarters, and higher ceded premiums earned due to an increase in reinsurance coverage purchased in 2015. There were no net premiums earned in 2015 in connection with the large whole account quota share treaty placed on December 31, 2015.

The increase in gross premiums written in 2014 from 2013 primarily reflects the impact of certain expanded treaty participations with existing long-term clients, partially offset by reductions in pricing for property reinsurance contracts as the market became increasingly price competitive and the impact of changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, gross premiums written increased 8.0 percent in 2014 from 2013. The increase in net premiums earned in 2014 from 2013 reflects certain expanded treaty participations with existing long-term clients, partially offset by the impact of changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, net premiums earned increased 7.5 percent in 2014 from 2013.

Casualty & other. The increase in gross premiums written in 2015 from 2014 reflects $156.9 million of casualty-related premiums recorded on December 31, 2015 in connection with a large whole account quota share treaty placed as of that date, partially offset by the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written in 2015 increased 8.0 percent in 2015 from 2014. The decrease in net premiums earned in 2015 from 2014 reflects the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 1.3 percent in 2015 from 2014. There were no net premiums earned in 2015 in connection with the large whole account quota share treaty placed on December 31, 2015.

The increase in gross premiums written in 2014 from 2013 primarily reflects increases in premiums written for the general liability, auto liability and guaranty lines of business, partially offset by decreases in the directors’ and officers’ liability, errors and omission liability and accident and health lines of business. These changes in premiums include the impact of new or expanded treaties, tempered by the impact of an increasingly competitive casualty reinsurance market and a decreasing amount of risk premium being ceded by insurers. Net premiums earned in 2014 approximated net premiums earned from 2013, primarily reflecting a decrease in gross premiums written in the latter half of 2013 and an increase in ceded premiums earned, offset by the increase in gross premiums written in 2014.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$343.9	$449.5	$409.1	(23.5%)	9.9%
Current year catastrophe losses	24.9	46.8	92.1	(46.8%)	(49.2%)
Prior years	(76.7)	(73.1)	(184.7)	4.9%	(60.4%)

	$292.1	$423.2	$316.5	(31.0%)	33.7%

Net loss and LAE ratio:
Current year (excluding catastrophe losses)	38.8%	42.9%	41.4%
Current year catastrophe losses	2.8%	4.5%	9.3%
Prior years	(8.6%)	(7.0%)	(18.7%)

	33.0%	40.4%	32.0%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,551.5	$1,595.3	$1,649.3	(2.7%)	(3.3%)
Current year catastrophe losses	6.7	-	-	-	-
Prior years	(131.6)	(109.3)	(39.4)	20.4%	177.4%

	$1,426.6	$1,486.0	$1,609.9	(4.0%)	(7.7%)

Net loss and LAE ratio:
Current year (excluding catastrophe losses)	69.6%	69.9%	72.0%
Current year catastrophe losses	0.3%	- %	- %
Prior years	(5.9%)	(4.8%)	(1.7%)

	64.0%	65.1%	70.3%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,895.4	$2,044.8	$2,058.4	(7.3%)	(0.7%)
Current year catastrophe losses	31.6	46.8	92.1	(32.5%)	(49.2%)
Prior years	(208.3)	(182.4)	(224.1)	14.2%	(18.6%)

	$1,718.7	$1,909.2	$1,926.4	(10.0%)	(0.9%)

Net loss and LAE ratio:
Current year (excluding catastrophe losses)	60.9%	61.4%	62.8%
Current year catastrophe losses	1.0%	1.4%	2.8%
Prior years	(6.7%)	(5.5%)	(6.8%)

	55.2%	57.3%	58.8%

Property. The decrease in net loss and LAE in 2015 from 2014 primarily reflects the impact of lower net premiums earned, lower claims in the current accident year and lower catastrophe losses. Catastrophe losses for 2015 relate to the chemical explosion in Tianjin, China in August 2015. Catastrophe losses for 2014 reflect losses from severe snowstorms across northeast Japan in February 2014 and from wind and hailstorm Ela, which struck Europe in June 2014.

The increase in net loss and LAE in 2014 from 2013 primarily reflects less favorable prior accident year development on loss reserves and higher non-catastrophe losses incurred, partially offset by lower catastrophe losses. Catastrophe losses for 2014 reflect losses from the severe Japanese snowstorms and from wind and hailstorm Ela, discussed above. Catastrophe losses in 2013 primarily reflect net losses from flooding in Germany in May 2013, flooding in Central Europe and Canada in June 2013, hurricanes in Mexico in September 2013 and hailstorms in Germany and Canada in July 2013.

Net loss and LAE in 2015, 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Year Ended December 31,
	2015		2014		2013
			($ in millions)
Catastrophe events	$(28.0)	(1)	$(17.3)	(2)	$(109.3)	(3)
Non-catastrophe	(48.7)	(4)	(55.8)	(5)	(75.4)	(6)

Total	$(76.7)		$(73.1)		$(184.7)

(1)	Includes favorable prior accident year development on loss reserves of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(2)	Includes favorable prior accident year development on loss reserves of ($1.6) million from Super Storm Sandy in 2012 and ($15.7) million of net favorable prior accident year development on loss reserves from other catastrophes. The ($15.7) million primarily reflects favorable prior accident year development on loss reserves from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(3)	Includes favorable prior accident year development on loss reserves of ($73.7) million from Super Storm Sandy in 2012 and ($35.6) million from other catastrophe losses, principally flooding that took place in Thailand in 2011 and the Tohoku earthquake in Japan in 2011, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year development on loss reserves primarily related to the 2013 and 2014 accident years.
(5)	Reflects favorable prior accident year development on loss reserves primarily related to the 2012 accident year and, to a lesser extent, the 2011 accident year.
(6)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011 and 2012 accident years.

The favorable prior accident year development on loss reserves in 2015, 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2015.

Casualty & other. The decrease in net loss and LAE in 2015 from 2014 primarily reflects the impact of lower net premiums earned and more favorable prior accident year development on loss reserves, partially offset by higher catastrophe losses in 2015. Catastrophe losses for 2015 relate to the chemical explosion in Tianjin, China in August 2015. The decrease in net loss and LAE in 2014 from 2013 primarily reflects more favorable prior accident year development on loss reserves in 2014 and lower claims for the current accident year.

Net loss and LAE in 2015, 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Year Ended December 31,
	2015		2014		2013
			($ in millions)
The Malpractice Treaties(1)	$ (12.1)		$(12.7)		$ (35.7)
Commuted A&E Liabilities(2)	38.2		-		-
Other	(157.7	)(3)	(96.6	)(4)	(3.7	)(5)

Total	$ (131.6)		$ (109.3)		$ (39.4)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are retained by the cedants, or the “Malpractice Treaties.” As a result, TransRe records an offsetting increase in profit commission expense incurred when such favorable prior accident year development occurs.
(2)	Represents unfavorable prior accident year development on Commuted A&E Liabilities related to the Commutation Agreement, as discussed above.
(3)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.
(4)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2003 through 2007 and 2010 through 2011 accident years, partially offset by unfavorable prior accident year development on loss reserves from the 2013 accident year and the 2002 and prior accident years.
(5)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business.

The favorable prior accident year development on loss reserves in 2015, 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in 2015 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2015.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$ 295.6	$ 319.3	$ 293.3	(7.4%)	8.9%

Expense ratio	33.3%	30.5%	29.7%

Casualty & other
Commissions, brokerage and other underwriting expenses	$ 774.2	$ 757.2	$ 725.0	2.2%	4.4%

Expense ratio	34.7%	33.2%	31.7%

Total
Commissions, brokerage and other underwriting expenses	$ 1,069.8	$ 1,076.5	$ 1,018.3	(0.6%)	5.7%

Expense ratio	34.3%	32.3%	31.1%

Property. The decrease in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects the impact of lower net premiums earned, partially offset by higher employee-related benefit and compensation costs. The increase in commissions, brokerage and other underwriting expenses in 2014 from 2013 primarily reflects higher employee-related benefit and compensation costs. In addition, 2013 reflects the favorable impact of deferred acquisition costs being written off in 2012 under the acquisition method of accounting for the merger with TransRe.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects an increase in commission rates being required by cedants, partially offset by the impact of lower net premiums earned. The increase in commissions, brokerage and other underwriting expenses in 2014 from 2013 primarily reflects an increase in commission rates being demanded by cedants in 2014, partially offset by a decrease in profit commissions related to the Malpractice Treaties, as described above. In addition, 2013 reflects the favorable impact of deferred acquisition costs being written off in 2012 under the acquisition method of accounting for the merger with TransRe.

Reinsurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
Property
Underwriting profit	$ 299.7	$ 306.1	$ 379.4	(2.1%)	(19.3%)

Combined ratio	66.3%	70.9%	61.7%

Casualty & other
Underwriting profit (loss)	$ 27.3	$ 38.9	$ (45.4)	(29.8%)	(185.7%)

Combined ratio	98.7%	98.3%	102.0%

Total
Underwriting profit	$ 327.0	$345.0	$ 334.0	(5.2%)	3.3%

Combined ratio	89.5%	89.6%	89.9%

Property. The decrease in underwriting profit in 2015 from 2014 primarily reflects the impact of lower net premiums earned, partially offset by a decrease in commissions, brokerage and other underwriting expenses and lower catastrophe losses, all as discussed above. The decrease in underwriting profit in 2014 from 2013 primarily reflects the increase in net loss and LAE and commissions, brokerage and other underwriting expenses, partially offset by an increase in net premiums earned, all as discussed above.

Casualty & other. The decrease in underwriting profit in 2015 from 2014 primarily reflects lower net premiums earned, the presence of catastrophe losses in 2015 and higher commission rates in 2015, partially offset by more favorable prior accident year development on loss reserves, all as discussed above. The underwriting profit in 2014 compared with the underwriting loss in 2013 reflects a decrease in net loss and LAE, partially offset by a decrease in net premiums earned and an increase in commissions, brokerage and other underwriting expenses, all as discussed above.

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

The underwriting results of the insurance segment are presented below.

Year Ended December 31, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$1,148.4	$236.6	$103.1	$1,488.1
Net premiums written	779.4	220.6	101.9	1,101.9

Net premiums earned	809.8	205.0	100.0	1,114.8

Net loss and LAE:
Current year (excluding catastrophe losses)	414.6	106.7	76.6	597.9
Current year catastrophe losses	26.1	4.3	-	30.4
Prior years	(11.9)	4.7	-	(7.2)

Total net loss and LAE	428.8	115.7	76.6	621.1
Commissions, brokerage and other underwriting expenses	222.9	94.3	36.9	354.1

Underwriting profit (loss)(1)	$158.1	$(5.0)	$(13.5)	$139.6

Loss ratio(2):
Current year (excluding catastrophe losses)	51.2%	52.1%	76.6%	53.6%
Current year catastrophe losses	3.2%	2.1%	- %	2.7%
Prior years	(1.5%)	2.3%	- %	(0.6%)

Total net loss and LAE	52.9%	56.5%	76.6%	55.7%
Expense ratio(3)	27.5%	46.1%	36.9%	31.8%

Combined ratio(4)	80.4%	102.6%	113.5%	87.5%

Year Ended December 31, 2014	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$1,242.1	$212.7	$70.5	$1,525.3
Net premiums written	825.5	192.4	69.5	1,087.4

Net premiums earned	828.2	184.4	67.3	1,079.9

Net loss and LAE:
Current year (excluding catastrophe losses)	418.3	98.8	52.6	569.7
Current year catastrophe losses	44.4	4.0	-	48.4
Prior years	(35.4)	0.2	2.4	(32.8)

Total net loss and LAE	427.3	103.0	55.0	585.3
Commissions, brokerage and other underwriting expenses	220.8	92.0	32.0	344.8

Underwriting profit (loss)(1)	$180.1	$(10.6)	$(19.7)	$149.8

Loss ratio(2):
Current year (excluding catastrophe losses)	50.5%	53.6%	78.2%	52.8%
Current year catastrophe losses	5.4%	2.2%	- %	4.5%
Prior years	(4.3%)	0.1%	3.5%	(3.1%)

Total net loss and LAE	51.6%	55.9%	81.7%	54.2%
Expense ratio(3)	26.7%	49.9%	47.6%	31.9%

Combined ratio(4)	78.3%	105.8%	129.3%	86.1%

Year Ended December 31, 2013	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$1,261.6	$182.8	$42.0	$1,486.4
Net premiums written	827.2	171.4	40.8	1,039.4

Net premiums earned	764.0	157.6	38.9	960.5

Net loss and LAE:
Current year (excluding catastrophe losses)	363.3	78.7	31.0	473.0
Current year catastrophe losses	58.8	-	-	58.8
Prior years	(17.9)	25.8	13.2	21.1

Total net loss and LAE	404.2	104.5	44.2	552.9
Commissions, brokerage and other underwriting expenses	208.9	84.1	27.9	320.9

Underwriting profit (loss)(1)	$150.9	$(31.0)	$(33.2)	$86.7

Loss ratio(2):
Current year (excluding catastrophe losses)	47.5%	49.9%	79.7%	49.3%
Current year catastrophe losses	7.7%	- %	- %	6.1%
Prior years	(2.3%)	16.4%	33.9%	2.2%

Total net loss and LAE	52.9%	66.3%	113.6%	57.6%
Expense ratio(3)	27.3%	53.4%	71.7%	33.4%

Combined ratio(4)	80.2%	119.7%	185.3%	91.0%

(1)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
		($ in millions)
RSUI
Premiums written:
Gross	$ 1,148.4	$ 1,242.1	$ 1,261.6	(7.5%)	(1.5%)
Net	779.4	825.5	827.2	(5.6%)	(0.2%)

Net premiums earned	809.8	828.2	764.0	(2.2%)	8.4%

CapSpecialty
Premiums written:
Gross	$ 236.6	$ 212.7	$ 182.8	11.2%	16.4%
Net	220.6	192.4	171.4	14.7%	12.3%

Net premiums earned	205.0	184.4	157.6	11.2%	17.0%

PacificComp
Premiums written:
Gross	$ 103.1	$ 70.5	$ 42.0	46.2%	67.9%
Net	101.9	69.5	40.8	46.6%	70.3%

Net premiums earned	100.0	67.3	38.9	48.6%	73.0%

Total
Premiums written:
Gross	$ 1,488.1	$ 1,525.3	$ 1,486.4	(2.4%)	2.6%
Net	1,101.9	1,087.4	1,039.4	1.3%	4.6%

Net premiums earned	1,114.8	1,079.9	960.5	3.2%	12.4%

RSUI. The decrease in gross premiums written in 2015 from 2014 primarily reflects declines in the property line of business and, to a lesser extent, declines in the directors’ and officers’ liability, umbrella/excess and general liability lines of business, all due to an increase in competition. The decrease in gross premiums written in 2014 from 2013 reflects declines in the property line of business due to an increase in competition and a decrease in rates, partially offset by generally favorable market conditions in most other lines of business, particularly for the binding authority and directors’ and officers’ liability lines of business.

The decrease in net premiums earned in 2015 from 2014 primarily reflects a decrease in gross premiums written in recent quarters. The increase in net premiums earned in 2014 from 2013 primarily reflects an increase in gross premiums written in early 2014 and late 2013 and, to a lesser extent, lower ceded premiums written due primarily to declines in the heavily-reinsured property line of business.

CapSpecialty. The increase in gross premiums written in 2015 from 2014 primarily reflects strong growth in the professional lines of business, partially offset by declines in other property and casualty lines of business and the surety line of business. The increase in gross premiums written in 2014 from 2013 reflects growth in the property and casualty lines of business, including strong growth in the professional lines of business.

The increase in net premiums earned in 2015 from 2014 primarily reflects an increase in gross premiums written in recent quarters and lower ceded premiums earned due to a reduction in reinsurance coverage in 2015. The increase in net premiums earned in 2014 from 2013 primarily reflects an increase in gross premiums written, partially offset by higher ceded premiums earned arising from an increase in reinsurance coverage.

PacificComp. The increases in gross premiums written and net premiums earned in 2015 from 2014 primarily reflect PacificComp’s distribution initiatives and the identification of desirable segments of the California workers’

compensation market. The increases in gross premiums written and net premiums earned in 2014 from 2013 primarily reflect PacificComp’s distribution initiatives and increased market acceptance of PacificComp’s product offerings.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
RSUI	($ in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophes losses)	$ 414.6	$ 418.3	$ 363.3	(0.9%)	15.1%
Current year catastrophe losses	26.1	44.4	58.8	(41.2%)	(24.5%)
Prior years	(11.9)	(35.4)	(17.9)	(66.4%)	97.8%

	$ 428.8	$ 427.3	$ 404.2	0.4%	5.7%

Net loss and LAE ratio:
Current year (excluding catastrophes losses)	51.2%	50.5%	47.5%
Current year catastrophe losses	3.2%	5.4%	7.7%
Prior years	(1.5%)	(4.3%)	(2.3%)

	52.9%	51.6%	52.9%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophes losses)	$ 106.7	$ 98.8	$ 78.7	8.0%	25.5%
Current year catastrophe losses(1)	4.3	4.0	-	7.5%	-
Prior years	4.7	0.2	25.8	2,250.0%	(99.2%)

	$ 115.7	$ 103.0	$ 104.5	12.3%	(1.4%)

Net loss and LAE ratio:
Current year (excluding catastrophes losses)	52.1%	53.6%	49.9%
Current year catastrophe losses	2.1%	2.2%	- %
Prior years	2.3%	0.1%	16.4%

	56.5%	55.9%	66.3%

PacificComp
Net loss and LAE:
Current year (excluding catastrophes losses)	$ 76.6	$ 52.6	$ 31.0	45.6%	69.7%
Current year catastrophe losses	-	-	-	-	-
Prior years	-	2.4	13.2	(100.0%)	(81.8%)

	$ 76.6	$ 55.0	$ 44.2	39.3%	24.4%

Net loss and LAE ratio:
Current year (excluding catastrophes losses)	76.6%	78.2%	79.7%
Current year catastrophe losses	- %	- %	- %
Prior years	- %	3.5%	33.9%

	76.6%	81.7%	113.6%

Total
Net loss and LAE:
Current year (excluding catastrophes losses)	$ 597.9	$ 569.7	$ 473.0	4.9%	20.4%
Current year catastrophe losses	30.4	48.4	58.8	(37.2%)	(17.7%)
Prior years	(7.2)	(32.8)	21.1	(78.0%)	(255.5%)

	$ 621.1	$585.3	$ 552.9	6.1%	5.9%

Net loss and LAE ratio:
Current year (excluding catastrophes losses)	53.6%	52.8%	49.3%
Current year catastrophe losses	2.7%	4.5%	6.1%
Prior years	(0.6%)	(3.1%)	2.2%

	55.7%	54.2%	57.6%

(1)	Alleghany commenced reporting catastrophe losses for CapSpecialty on April 1, 2014.

RSUI. The slight increase in net loss and LAE in 2015 from 2014 primarily reflects less favorable prior accident year development on loss reserves and a higher current accident year loss ratio for the casualty lines of business, partially offset by lower catastrophe losses and the impact of lower net premiums earned. The increase in net loss and LAE in 2014 from 2013 primarily reflects the impact of higher net premiums earned, partially offset by more favorable prior accident year development on loss reserves and a decrease in catastrophe losses.

Catastrophe losses in 2015 primarily reflect several occurrences of severe weather in the Southeastern and Midwestern U.S. Catastrophe losses in 2014 primarily reflect the impact of nationwide severe winter weather in the U.S. in January and February and hail storms in the spring, summer and fall. Catastrophe losses in 2013 include flooding in Colorado in September and severe weather in the Midwestern U.S., including tornados in Oklahoma in May.

Net loss and LAE in 2015, 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Year Ended December 31,
	2015		2014		2013
			($ in millions)
Casualty	$(2.9)	(1)	$(30.1)	(2)	$(25.9)	(3)
Property and other	(9.0)	(4)	(5.3)	(5)	8.0	(6)

Total	$(11.9)		$(35.4)		$(17.9)

(1)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year development in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(2)	Primarily reflects favorable prior accident year development on loss reserves in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years, partially offset by unfavorable prior accident year development on loss reserves in the directors’ and officers’ liability line of business in the 2011 and 2012 accident years.
(3)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess liability and professional liability lines of business, and primarily related to the 2005 through 2010 accident years.
(4)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year development on loss reserves related to unallocated LAE reserves.
(5)	Primarily reflects favorable prior accident year development on unallocated LAE reserves and prior year catastrophe loss reserves from recent accident years.
(6)	Includes $8.5 million of unfavorable prior accident year development on loss reserves from Hurricane Katrina, which resulted from a significant claim that settled for more than previously estimated due to an adverse court ruling, partially offset by net favorable prior accident year development on loss reserves with respect to other property reserves.

The favorable prior accident year development on loss reserves in 2015, 2014 and 2013 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in 2015 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2015.

CapSpecialty. The increase in net loss and LAE in 2015 from 2014 primarily reflects the impact of higher net premiums earned, substantially higher unfavorable prior accident year development on loss reserves and higher surety losses in the current accident year, partially offset by lower property losses. Higher surety losses relate to a few large claims that were incurred in 2015 related to the discontinued large construction contract class of business. Lower property losses arose from lower fire and weather-related losses in 2015. The decrease in net loss and LAE in 2014 from 2013 primarily reflects substantially less unfavorable prior accident year development on loss reserves in 2014, partially offset by the impact of higher net premiums earned and higher property losses. Higher property losses in 2014 arose from fire and weather-related losses.

Net loss and LAE in 2015, 2014 and 2013 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below:

	Year Ended December 31,
	2015		2014	2013
			($ in millions)
Ongoing lines of business	$11.0	(2)	$0.2	$10.4	(3)
Terminated Program(1)	(6.3)		-	19.4
Asbestos-related illness and environmental impairment liability	-		-	(4.0)

Total	$4.7		$0.2	$25.8

(1)	Represents certain specialty classes of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(2)	Primarily reflects unfavorable prior accident year development on loss reserves related to the casualty lines of business from the 2011 through 2013 accident years.
(3)	Primarily reflects unfavorable prior accident year development on loss reserves from workers’ compensation and certain other casualty lines of business, and related primarily to unfavorable loss emergence on a few individual claims, partially offset by favorable prior accident year development on loss reserves on surety and property lines of business.

The unfavorable prior accident year development on loss reserves in 2015, 2014 and 2013 reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. The unfavorable prior accident year development on loss reserves in 2015 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2015.

PacificComp. The increase in net loss and LAE in 2015 from 2014 primarily reflects the impact of higher net premiums earned, partially offset by unfavorable prior accident year development on loss reserves in 2014. The increase in net loss and LAE in 2014 from 2013 primarily reflects the impact of higher net premiums earned. The unfavorable prior accident year development on loss reserves in 2014 and 2013 related primarily to the 2009 and prior accident years, and reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$ 222.9	$ 220.8	$ 208.9	1.0%	5.7%

Expense ratio	27.5%	26.7%	27.3%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$ 94.3	$ 92.0	$ 84.1	2.5%	9.4%

Expense ratio	46.1%	49.9%	53.4%

PacificComp
Commissions, brokerage and other underwriting expenses	$ 36.9	$ 32.0	$ 27.9	15.3%	14.7%

Expense ratio	36.9%	47.6%	71.7%

Total
Commissions, brokerage and other underwriting expenses	$ 354.1	$ 344.8	$ 320.9	2.7%	7.4%

Expense ratio	31.8%	31.9%	33.4%

RSUI. The slight increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects higher commissions and higher employee-related benefit and compensation costs, partially offset by the impact of lower net premiums earned. Higher commissions reflect the fact that RSUI’s binding authority line of business, which incurs a higher commission rate than RSUI’s other lines of business, is a higher portion of RSUI’s overall book of business in 2015. The increase in commissions, brokerage and other underwriting expenses in 2014 from 2013 is due primarily to the impact of higher net premiums earned.

CapSpecialty. The slight increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects the impact of higher overall net premiums earned, partially offset by CapSpecialty’s surety lines of business, which incur a higher commission rate than CapSpecialty’s other lines of business, representing a declining portion of CapSpecialty’s overall book of business. The increase in commissions, brokerage and other underwriting expenses in 2014 from 2013 is due primarily to the impact of higher net premiums earned.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in 2015 from 2014 and in 2014 from 2013 primarily reflect the impact of growth in net premiums earned.

Insurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the insurance segment.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
	($ in millions, except ratios)
RSUI
Underwriting profit	$ 158.1	$ 180.1	$ 150.9	(12.2%)	19.4%

Combined ratio	80.4%	78.3%	80.2%

CapSpecialty
Underwriting (loss)	$ (5.0)	$ (10.6)	$ (31.0)	(52.8%)	(65.8%)

Combined ratio	102.6%	105.8%	119.7%

PacificComp
Underwriting (loss)	$ (13.5)	$ (19.7)	$ (33.2)	(31.5%)	(40.7%)

Combined ratio	113.5%	129.3%	185.3%

Total
Underwriting profit	$ 139.6	$ 149.8	$ 86.7	(6.8%)	72.8%

Combined ratio	87.5%	86.1%	91.0%

RSUI.    The decrease in underwriting profit in 2015 from 2014 primarily reflects less favorable prior accident year development on loss reserves, a higher current accident year loss ratio for the casualty lines of business and the impact of lower net premiums earned, partially offset by lower catastrophe losses, all as discussed above. The increase in RSUI’s underwriting profit in 2014 from 2013 reflects the impact of an increase in net premiums earned, partially offset by increases in net loss and LAE and commissions, brokerage and other underwriting expenses, all as discussed above.

CapSpecialty.    The decrease in underwriting losses in 2015 from 2014 primarily reflects the impact of higher net premiums earned and lower property losses, partially offset by higher surety losses and higher unfavorable prior accident year development on loss reserves in 2015, all as discussed above. The decrease in CapSpecialty’s underwriting loss in 2014 from 2013 reflects an increase in net premiums earned and a decrease in net loss and LAE, partially offset by an increase in commissions, brokerage and other underwriting expenses, all as discussed above.

PacificComp.    PacificComp reported underwriting losses in 2015, 2014 and 2013 primarily as a result of its ongoing expenses relative to comparatively low premiums earned and, for 2014 and 2013 only, unfavorable prior accident year development on loss reserves. The decrease in underwriting losses in 2015 from 2014 primarily reflects the beneficial impact of growing net premiums earned and the lack of unfavorable development on prior accident year loss reserves in 2015 compared with unfavorable prior accident year development on loss reserves in 2014, all as discussed above. The decrease in underwriting losses in 2014 from 2013 is primarily due to less unfavorable prior accident year development on loss reserves and an increase in net premiums earned, all as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
		($ in millions)
Net investment income	$ 427.6	$ 448.9	$ 415.2	(4.7%)	8.1%
Net realized capital gains	242.6	230.0	197.7	5.5%	16.3%
Other than temporary impairment losses	(125.5)	(36.3)	(44.0)	245.7%	(17.5%)

Net Investment Income. The decrease in net investment income in 2015 from 2014 primarily reflects lower dividends from common stocks in our equity securities portfolio, lower interest income and lower earnings from other invested assets. The decrease in dividends is due primarily to a modification of our equity investment strategy during 2015, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in 2015. The decrease in interest income is due primarily to lower investible balances and the impact of changes in foreign exchange rates.

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

Approximate yields of the reinsurance and insurance segments’ debt securities for 2015, 2014 and 2013 are as follows:

Year	Average Investment(1)	Pre-Tax Net Interest Income(2)	After-Tax Net Interest Income(3)	Effective Yield(4)	After-Tax Yield(5)
	($ in millions, except for percentages)
2015	$ 14,162.5	$ 350.0	$ 279.3	2.5%	2.0%
2014	14,591.2	358.7	293.5	2.5%	2.0%
2013	14,917.7	327.8	282.1	2.2%	1.9%

(1)	Average of amortized cost of debt securities portfolio at beginning and end of period.
(2)	After investment expenses and excluding net realized gains and OTTI losses.
(3)	Pre-tax net interest income less income taxes.
(4)	Pre-tax net interest income for the period divided by average investments for the same period.
(5)	After-tax net interest income for the period divided by average investments for the same period.

Net Realized Capital Gains. The increase in net realized capital gains in 2015 from 2014 primarily reflects higher gains from the equity securities portfolio, partially offset by lower gains for the debt securities portfolio. Realized capital gains in 2015 include the sales of certain equity securities resulting from a modification of our equity investment strategy and the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, some additional realized capital gains taken on debt securities and a $9.4 million realized capital loss on the early redemption of $300 million par value of the 2015 Senior Notes.

The increase in net realized capital gains in 2014 from 2013 primarily reflects higher gains for the debt securities portfolio, partially offset by lower gains for the equity securities portfolio and a $9.4 million realized capital loss on the early redemption of $300 million par value of the 2015 Senior Notes. In addition, net realized capital gains in 2013 includes a realized capital loss of $5.0 million relating to a non-cash impairment charge for certain finite-lived intangible assets at CapSpecialty.

Other Than Temporary Impairment Losses. OTTI losses in 2015 reflect $125.5 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $125.5 million, $107.2 million related to equity securities, primarily in the energy, pharmaceutical, gaming and airline sectors, and $18.3 million related to debt securities, primarily in the energy and finance sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, the duration of the decline in the fair value of equity securities relative to their costs.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of December 31, 2015); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on gross unrealized investment losses for debt and equity securities as of December 31, 2015.

Corporate Activities Operating Results

The following table summarizes the operating results for corporate activities.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Revenues	($ in millions)
Net premiums earned	$-	$-	$-	-	-
Net investment income	11.2	11.0	50.5	1.8%	(78.2%)
Net realized capital gains	(28.7)	17.1	34.4	(267.8%)	(50.3%)
Other than temporary impairment losses	(8.4)	-	-	-	-
Other income	243.9	146.5	76.9	66.5%	90.5%

Total revenues	218.0	174.6	161.8	24.9%	7.9%

Costs and Expenses
Net loss and LAE	-	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-	-
Other operating expenses	261.9	167.0	81.2	56.8%	105.7%
Corporate administration	45.6	45.8	36.1	(0.4%)	26.9%
Amortization of intangible assets	3.1	0.4	0.2	675.0%	100.0%
Interest expenses	53.5	43.2	37.4	23.8%	15.5%

(Losses) earnings before income taxes	$(146.1)	$(81.8)	$6.9	78.6%	(1,285.5%)

In October 2015, Alleghany Capital acquired a majority interest in IPS, a technical service provider focused on the global pharmaceutical and biotechnology industries. Corporate activities include the results of IPS beginning October 31, 2015. In July 2014, Alleghany Capital acquired a 30 percent equity interest in Jazwares, a toy and consumer electronics company, headquartered in Sunrise, Florida. Jazwares is accounted for under the equity-method of accounting and is included in corporate activities for segment reporting purposes. Corporate activities include the results of Kentucky Trailer beginning August 30, 2013.

Other income and Other operating expenses. The increase in other income in 2015 from 2014 primarily reflects the acquisition of IPS on October 31, 2015 and, to a lesser extent, growth at Kentucky Trailer. The increase in other operating expenses in 2015 from 2014 primarily reflects the acquisition of IPS and, to a lesser extent, increased expenses at Kentucky Trailer and SORC. The increases in other income and other operating expenses in 2014 from 2013 primarily reflect the acquisition of Kentucky Trailer on August 30, 2013 and, to a lesser extent, increased expenses at SORC.

Net investment income. Net investment income in 2015 approximated net investment income from 2014. The decrease in net investment income in 2014 from 2013 primarily relates to Homesite, which was sold on December 31, 2013. In 2013, net investment income included $42.9 million for Homesite, primarily reflecting favorable prior accident year development on loss reserves on its loss and LAE reserves and favorable levels of weather-related claims.

Net realized capital gains. Net realized capital losses in 2015 reflect a $25.8 million realized capital loss related to a non-cash impairment charge related to a write-off of our investment in ORX and, to a lesser extent, the sale of equity securities at a loss. Net realized capital gains in 2014 primarily reflect gains from the sale of equity securities. Net realized capital gains in 2013 primarily reflect the sale of Homesite on December 31, 2013, partially offset by sales of equity securities at a realized capital loss.

Other than temporary impairment losses. OTTI losses in 2015 reflect unrealized losses related to equity securities held at the Alleghany parent company that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Corporate administration. Corporate administration expense in 2015 approximated corporate administration expense from 2014. The increase in corporate administration expense in 2014 from 2013 primarily reflects the absence of a one-time reduction in expenses from the freezing of pension benefits at the parent company level. On July 16, 2013, our Board of Directors decided to: (i) freeze the benefits associated with our unfunded, noncontributory defined benefit pension plan for parent company level executives, effective December 31, 2013; and (ii) terminate our two retiree health plans for parent company level executives and employees, effective September 30, 2013. As a result of these decisions, we recorded a pre-tax $8.8 million reduction to corporate administration expense in the third quarter of 2013.

Interest expense. The increase in interest expense in 2015 from 2014 and in 2014 from 2013 is due to the issuance of the 2044 Senior Notes (as defined on page 111 of this Form 10-K) on September 9, 2014.

(Losses) earnings before income taxes. The increase in losses before income taxes in 2015 from 2014 primarily reflects net realized capital losses in 2015 compared with net realized capital gains in 2014 and, to a lesser extent, higher interest expense and OTTI losses in 2015, all as discussed above. The loss before income taxes in 2014 compared with the earnings before income taxes in 2013 primarily reflects a decrease in net investment income and net realized capital gains, and an increase in other expenses, corporate administration expenses and interest expense, partially offset by an increase in other income, all as discussed above.

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

	As of December 31, 2015			As of December 31, 2014			As of December 31, 2013
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
					($ in millions)
Reinsurance Segment:
Property	$884.7	$(131.9)	$752.8	$992.3	$(56.6)	$935.7	$1,109.4	$(47.2)	$1,062.2
Casualty & other(1)	7,283.5	(200.2)	7,083.3	8,138.7	(430.8)	7,707.9	8,363.7	(406.9)	7,956.8

	8,168.2	(332.1)	7,836.1	9,131.0	(487.4)	8,643.6	9,473.1	(454.1)	9,019.0

Insurance Segment:
Property	285.9	(118.7)	167.2	311.4	(131.3)	180.1	384.9	(176.3)	208.6
Casualty(2)	2,033.0	(698.9)	1,334.1	1,873.7	(648.4)	1,225.3	1,827.5	(648.9)	1,178.6
Workers’ Compensation	190.1	(2.9)	187.2	159.6	(3.7)	155.9	156.4	(3.8)	152.6
All other(3)	192.9	(87.6)	105.3	182.6	(79.7)	102.9	165.5	(73.9)	91.6

	2,701.9	(908.1)	1,793.8	2,527.3	(863.1)	1,664.2	2,534.3	(902.9)	1,631.4

Eliminations	(70.9)	70.9	-	(61.1)	61.1	-	(54.9)	54.9	-

Total	$10,799.2	$(1,169.3)	$9,629.9	$11,597.2	$(1,289.4)	$10,307.8	$11,952.5	$(1,302.1)	$10,650.4

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.

(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between December 31, 2015 and December 31, 2014. Gross and net loss and LAE reserves as of December 31, 2015 decreased from December 31, 2014, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by an increase at our insurance segment. The decrease in gross and net loss and LAE reserves at our reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to commutations in the fourth quarter of 2015 with certain cedants and the impact of changes in foreign currency exchange rates. The increase in gross and net loss and LAE reserves at our insurance segment primarily reflects higher current accident year losses.

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

Reinsurance Recoverables

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

As of December 31, 2015, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,249.9 million, consisting of $1,169.3 million of ceded outstanding loss and LAE and $80.6 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of December 31, 2015 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage

Swiss Reinsurance Company	A+ (Superior)	$133.5	10.7%

PartnerRe Ltd.	A (Excellent)	109.8	8.8

Allianz SE	A+ (Superior)	105.7	8.5

W.R. Berkley Corporation	A+ (Superior)	90.2	7.2

RenaissanceRe Holdings Ltd.	A+ (Superior)	89.5	7.2

Syndicates at Lloyd’s of London	A (Excellent)	89.2	7.1

Fairfax Financial Holdings Ltd.	A (Excellent)	56.5	4.5

Ace Ltd(3)	A++ (Superior)	53.2	4.3

Chubb Corporation(3)	A++ (Superior)	49.9	4.0

Allied World Assurance Company Holdings, AG	A (Excellent)	47.6	3.8

All other reinsurers		424.8	33.9

Total reinsurance recoverables(4)		$1,249.9	100.0%

Secured reinsurance recoverables(5)		$209.4	16.8%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In January 2016, Ace Ltd acquired the Chubb Corporation.
(4)	Approximately 95 percent of our reinsurance recoverables balance as of December 31, 2015 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
(5)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of December 31, 2015.

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

For short-tail lines, loss reserves primarily consist of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, catastrophe events, historical data, legal developments, and economic conditions, including the effects of inflation.

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

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2015; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Our loss reserve review processes use actuarial methods that vary by operating subsidiary and line of business and produce point estimates for each class of business. The actuarial methods used include the following methods:

•	Reported Loss Development Method: a reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•	Paid Development Method: a paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•	Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

The primary actuarial assumptions used by our reinsurance and insurance subsidiaries include the following:

•	Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. For certain longer-tailed reinsurance business that are typically lower frequency, high severity classes, expected loss ratios are often used for the last several accident years or underwriting years, as appropriate.

•	Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for longer-tailed classes.

•	Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our subsidiaries, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiary. The length of the loss reporting lag affects their ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2015:

	Frequency
Severity	1.0%	5.0%	10.0%
		($ in millions)
1%	$51.4	$154.6	$283.6
5%	154.6	261.9	396.1
10%	283.6	396.1	536.6

Our net reserves for loss and LAE of $9.6 billion as of December 31, 2015 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2015, 2014 and 2013 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. The (favorable) unfavorable prior accident year development on loss reserves for 2015, 2014 and 2013 is summarized as follows:

	Year Ended December 31,
	2015		2014		2013
			($ in millions)
Reinsurance Segment:
Property:
Catastrophe events	$(28.0)	(1)	$(17.3)	(2)	$(109.3)	(3)
Non-catastrophe	(48.7)	(4)	(55.8)	(5)	(75.4)	(6)

Total property	(76.7)		(73.1)		(184.7)

Casualty & other:
The Malpractice Treaties(7)	(12.1)		(12.7)		(35.7)
Commuted A&E Liabilities(8)	38.2		-		-
Other	(157.7)	(9)	(96.6)	(10)	(3.7)	(11)

Total casualty & other	(131.6)		(109.3)		(39.4)

Total Reinsurance Segment	(208.3)		(182.4)		(224.1)

Insurance Segment:
RSUI:
Casualty	(2.9)	(12)	(30.1)	(13)	(25.9)	(14)
Property and other	(9.0)	(15)	(5.3)	(16)	8.0	(17)

Total RSUI	(11.9)		(35.4)		(17.9)

CapSpecialty:
Ongoing lines of business	11.0	(18)	0.2		10.4	(19)
Terminated Program(20)	(6.3)		-		19.4
Asbestos-related illness and environmental impairment liability	-		-		(4.0)

Total CapSpecialty	4.7		0.2		25.8

PacificComp(21)	-		2.4		13.2

Total incurred related to prior years	$(215.5)		$(215.2)		$(203.0)

(1)	Includes favorable prior accident year development on loss reserves of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(2)	Includes favorable prior accident year development on loss reserves of ($1.6) million from Super Storm Sandy in 2012 and ($15.7) million of net favorable prior accident year development on loss reserves from other catastrophes. The ($15.7) million primarily reflects favorable prior accident year development on loss reserves from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(3)	Includes favorable prior accident year development on loss reserves of ($73.7) million from Super Storm Sandy in 2012 and ($35.6) million from other catastrophe losses, principally flooding that took place in Thailand in 2011 and the Tohoku earthquake in Japan in 2011, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year development on loss reserves primarily related to the 2013 and 2014 accident years.
(5)	Reflects favorable prior accident year development on loss reserves primarily related to the 2012 accident year and, to a lesser extent, the 2011 accident year.
(6)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011 and 2012 accident years.
(7)	As a result of the Malpractice Treaties, TransRe records an offsetting increase in profit commission expense incurred when such favorable prior accident year development occurs.
(8)	Represents unfavorable prior accident year development on Commuted A&E Liabilities related to the Commutation Agreement, as discussed above.
(9)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.

(10)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2003 through 2007 and 2010 through 2011 accident years, partially offset by unfavorable prior accident year development on loss reserves from the 2013 accident year and the 2002 and prior accident years.
(11)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business.
(12)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year development in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(13)	Primarily reflects favorable prior accident year development on loss reserves in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years, partially offset by unfavorable prior accident year development on loss reserves in the directors’ and officers’ liability line of business in the 2011 and 2012 accident years.
(14)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess liability and professional liability lines of business, and primarily related to the 2005 through 2010 accident years.
(15)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year development on loss reserves related to unallocated LAE reserves.
(16)	Primarily reflects favorable prior accident year development on unallocated LAE reserves and prior year catastrophe loss reserves from recent accident years.
(17)	Includes $8.5 million of unfavorable prior accident year development on loss reserves from Hurricane Katrina, which resulted from a significant claim that settled for more than previously estimated due to an adverse court ruling, partially offset by net favorable prior accident year development on loss reserves with respect to other property reserves.
(18)	Primarily reflects unfavorable prior accident year development on loss reserves related to the casualty lines of business from the 2011 through 2013 accident years.
(19)	Primarily reflects unfavorable prior accident year development on loss reserves from workers’ compensation and certain other casualty lines of business, and related primarily to unfavorable loss emergence on a few individual claims, partially offset by favorable prior accident year development on loss reserves on surety and property lines of business.
(20)	Represents certain specialty classes of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(21)	The unfavorable prior accident year development on loss reserves in 2014 and 2013 related primarily to the 2009 and prior accident years.

Asbestos-Related Illness and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which, prior to the Commutation Agreement, represented the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2015. See Note 12(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 40 and 41 of this Form 10-K for additional information on loss and LAE for risks relating to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to, the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 42 through 44 and pages 56 and 57 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

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

A three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Assets classified as Level 3 principally include certain residential mortgage-backed securities, or “RMBS,” commercial mortgage-backed securities, or “CMBS,” other asset-backed securities, U.S. corporate bonds, partnership investments and non-marketable equity investments. The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset.

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

We then evaluate those equity securities where the unrealized loss is at least 20 percent of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either our internal stock analysts and/or by third-party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the investment.

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

We may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology. Our methodology for assessing other than temporary declines in value contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of our subsidiaries and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

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

Our consolidated balance sheet as of December 31, 2015 includes goodwill of $141.0 million related primarily to IPS, RSUI, CapSpecialty, Bourn & Koch and Kentucky Trailer, and intangible assets, net of amortization, of $212.8 million related primarily to TransRe, IPS, RSUI, CapSpecialty, Bourn & Koch and Kentucky Trailer. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

Other Accounting Estimates

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2015, we held total marketable securities and cash of $821.3 million, compared with $1,032.0 million as of December 31, 2014. The decrease in 2015 primarily reflects repurchases of shares of our common stock, the maturity and repayment of the 2015 Senior Notes, capital contributions to SORC and the acquisition of IPS, partially offset by the receipt of dividends from RSUI and TransRe, all as further described below. The $821.3 million is comprised of $332.9 million at the Alleghany parent company, $382.4 million at AIHL and $106.0 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2015.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.6 billion as of December 31, 2015, compared with approximately $7.5 billion as of December 31, 2014. The slight increase in stockholders’ equity in 2015 primarily reflects net earnings, partially offset by repurchases of our common stock and a decrease in unrealized appreciation on our debt and equity securities portfolios. The decrease in unrealized appreciation on our debt securities portfolio is due to a modest increase in longer-term interest rates and credit spreads that occurred in 2015. As of December 31, 2015, we had 15,544,077 shares of our common stock outstanding, compared with 16,054,323 shares of our common stock outstanding as of December 31, 2014.

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

On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of its 2015 Senior Notes for $324.4 million, consisting of the $300.0 million aggregate principal amount redeemed, $18.6 million of redemption premium and $5.8 million of accrued and unpaid interest to the date of redemption. Of the $324.4 million redemption amount, $297.3 million was funded by a capital contribution from Alleghany primarily using the $294.3 million of net proceeds from Alleghany’s issuance of the 2044 Senior Notes. As a result of this early extinguishment of debt, TransRe recorded a realized loss, before tax, of $9.4 million in 2014. On December 14, 2015, the remaining $367.0 million outstanding aggregate principal amount of TransRe’s 2015 Senior Notes matured and was repaid.

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

On April 13, 2015, S&P upgraded Alleghany’s issuer credit rating to “BBB+” from “BBB,” and on January 27, 2016, Moody’s upgraded Alleghany’s issuer credit ratings to Baa1 from Baa2.

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

In 2015, we borrowed and repaid $60.0 million under the Credit Agreement. As of December 31, 2015, there were no outstanding borrowings under the Credit Agreement.

Dividends from Subsidiaries. As of December 31, 2015, approximately $6.2 billion of our total equity of $7.6 billion was unavailable for dividends or advances to us from our subsidiaries. The remaining $1.4 billion was available for dividends or advances to us from our subsidiaries, or was retained at the Alleghany parent level, and as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2015.

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

A summary of dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
TransRe(1)	$250.0	$300.0	$150.0
RSUI	150.0	225.0	100.0
CapSpecialty	-	-	15.0

Total	$400.0	$525.0	$265.0

(1)	In 2015, TRC paid dividends of $400.0 million to the TransRe holding company, of which $250.0 million was in turn paid to Alleghany. In 2014, TRC paid dividends of $400.0 million to the TransRe holding company, of which $300.0 million was in turn paid to Alleghany. In 2013, TRC paid dividends of $200.0 million to the TransRe holding company, of which $150.0 million was in turn paid to Alleghany.

As of December 31, 2015, a maximum amount of $81.7 million was available for dividends by TRC without prior approval of the applicable regulatory authorities.

Common Stock Repurchases. In October 2012, our Board of Directors authorized a program to repurchase of shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $300.0 million, or the “2012 Repurchase Program.” In July 2014, our Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In the fourth quarter of 2014, we completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. In November 2015, our Board of Directors authorized, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Pursuant to the 2014 Repurchase Program and the 2012 Repurchase Program, we repurchased shares of our common stock in 2015, 2014 and 2013 as follows:

	Years Ended December 31,
	2015	2014	2013
Shares repurchased	520,466	732,391	113,160
Cost of shares repurchased (in millions)	$243.8	$300.5	$40.4
Average price per share repurchased	$468.45	$410.27	$356.92

Dividends. From 1987 through 2011, we declared stock dividends in lieu of cash dividends every year except 1998, when our wholly-owned subsidiary, Chicago Title Corporation, was spun off to our stockholders. Our Board of Directors determined not to declare a dividend, cash or stock, for 2012 through 2015.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2015, we made capital contributions to Alleghany Capital to: (i) make $88.2 million of capital contributions to SORC for purposes of making an acquisition and ongoing operations; and (ii) make an $89.9 million investment in IPS (excluding amounts for transaction costs and estimates of future amounts payable). In 2014, we made a $297.3 million capital contribution to TransRe to redeem $300 million par value of the 2015 Senior Notes, as described above. In 2014, we also made capital contributions to Alleghany Capital to: (i) make $96.6 million of capital contributions to SORC; (ii) exercise an option to increase its ownership in Kentucky Trailer by $15.0 million; and (iii) make a $60.3 million investment in Jazwares. In 2013, we made a $14.7 million capital contribution to AIHL Re to provide capital to support an intercompany reinsurance contract between AIHL Re and PCIC. In 2013, we also made $40.7 million of capital contributions to Alleghany Capital to make capital contributions to SORC and to make an investment in Kentucky Trailer of $24.9 million. We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of December 31, 2015, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 years
	($ in millions)
Loss and LAE	$10,799.2	$2,522.3	$3,259.9	$1,905.9	$3,111.1
Senior Notes and related interest(1)	2,678.3	79.4	141.9	458.8	1,998.2
Operating lease obligations	292.9	35.1	64.2	54.8	138.8
Investments(2)	97.5	20.1	38.7	38.7	-
Other long-term liabilities(3)	519.0	125.3	82.0	39.5	272.2

Total	$14,386.9	$2,782.2	$3,586.7	$2,497.7	$5,520.3

(1)	“Senior Notes” refers to: (i) the Alleghany Senior Notes, consisting of the 2020 Senior Notes, the 2022 Senior Notes and the 2044 Senior Notes; and (ii) the TransRe Senior Notes consisting of the 2015 Senior Notes and TransRe’s 8.00% senior notes due on November 30, 2039. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further details on the Senior Notes.
(2)	Primarily reflect capital commitments to investment partnerships.
(3)	Primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

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

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of December 31, 2015, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $238.8 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of December 31, 2015, at our discretion, half of these interests may be converted at any time, and the remaining half may be converted in May 2016. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of December 31, 2015, AIHL’s carrying value in Ares was $224.7 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. In 2015, we invested in certain commercial mortgage loans. As of December 31, 2015, the carrying value of the commercial loan portfolio was $177.9 million, representing the unpaid principal balance on the loans. As of December 31, 2015, there was no allowance for loan losses. The commercial loan portfolio consists primarily of high quality fixed- and floating-rate loans with terms of 2-10 years, backed by high-quality commercial properties in the U.S.

Energy Holdings. As of December 31, 2015, we had holdings in energy-related businesses of $551.7 million, comprised of $274.6 million of debt securities, $71.1 million of equity securities and $206.0 million of Alleghany’s equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2015.

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

With respect to our non-insurance operating subsidiaries, SORC has almost entirely depended on Alleghany to support its growth. From formation in 2011 through December 31, 2015, we have invested $243.9 million in SORC. The $243.9 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in the State of Wyoming.

Included in corporate activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $36.3 million of borrowings by Kentucky Trailer as of December 31, 2015 related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of S&P, Moody’s or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2015 and 2014 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2015. As of December 31, 2015, the ratings of our debt securities portfolio were as follows:

	Ratings as of December 31, 2015
	AAA /Aaa	AA / Aa	A	BBB /Baa	Below BBB /Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,074.7	$-	$-	$-	$1,074.7
Municipal bonds	633.7	2,830.7	843.1	30.5	1.6	4,339.6
Foreign government obligations	469.7	280.6	191.1	-	-	941.4
U.S. corporate bonds	14.3	114.5	722.6	931.8	393.5	2,176.7
Foreign corporate bonds	117.5	225.1	521.0	290.0	76.7	1,230.3
Mortgage and asset-backed securities:
RMBS	30.6	1,202.6	0.1	1.5	18.6	1,253.4
CMBS	312.1	409.3	204.5	94.2	3.3	1,023.4
Other asset-backed securities	811.8	170.3	320.5	263.9	-	1,566.5

Total debt securities	$2,389.7	$6,307.8	$2,802.9	$1,611.9	$493.7	$13,606.0

Percentage of debt securities	17.6%	46.4%	20.6%	11.8%	3.6%	100.0%

(1)	Consists of $136.7 million of securities rated BB / Ba, $274.7 million of securities rated B, $31.5 million of securities rated CCC, $9.7 million of securities rated CC, $4.0 million of securities rates below CC and $37.1 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of December 31, 2015, our debt securities portfolio had an effective duration of approximately 4.6 years compared with 3.9 years as of December 31, 2014. The increase in duration in 2015 primarily reflects the purchase of long-dated corporate and U.S. Government debt securities in the second quarter of 2015. As of December 31, 2015, approximately $3.4 billion, or 25.2 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets decreased to approximately $17.8 billion as of December 31, 2015 from approximately $18.8 billion as of December 31, 2014, primarily reflecting the impact of a decrease in unrealized appreciation on our equity and debt securities portfolio, repurchases of our common stock, the maturity of the 2015 Senior Notes, amounts paid by TransRe related to commutations in the fourth quarter of 2015 with certain cedants and capital contributions to SORC, partially offset by cash flows from operating activities. The decrease in unrealized appreciation on our debt securities portfolio is due to a modest increase in longer-term interest rates and credit spreads that occurred in 2015.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments)(1)	$17,007.6	$17,007.6	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,390.3	$1,488.7	$1,767.1	$1,948.6

(1)	This table includes AFS investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes.

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

Although we are responsible for the determination of the fair value of our financial assets and the supporting methodologies and assumptions, we employ third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

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

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. We assess the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, we validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third-party valuation sources for selected securities. We also validate prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

In addition to such procedures, we review the reasonableness of our classification of securities within the three-tiered hierarchy to ensure that the classification is consistent with GAAP.

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2015 and 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$-	$2,815.5
Preferred stock	-	-	-	-

Total equity securities	2,805.3	10.2	-	2,815.5

Debt securities:
U.S. Government obligations	-	541.1	-	541.1
Municipal bonds	-	5,197.5	-	5,197.5
Foreign government obligations	-	900.4	-	900.4
U.S. corporate bonds	-	2,118.1	36.7	2,154.8
Foreign corporate bonds	-	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	-	1,637.7	18.2	1,655.9
CMBS	-	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	-	586.8	933.1	1,519.9

Total debt securities	-	13,581.3	1,017.3	14,598.6
Short-term investments	-	715.6	-	715.6
Other invested assets(3)	-	-	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$-	$1,948.6	$-	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $946.7 million and $900.7 million of collateralized loan obligations as of December 31, 2015 and 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2015, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
Texas	$19.6	$-	$0.5	$-	$104.7	$177.2	$95.1	$50.1	$447.2	$19.8	$467.0
New York	40.0	-	-	-	23.9	79.4	69.0	-	212.3	176.0	388.3
California	9.6	42.7	-	2.3	1.3	28.5	90.6	0.7	175.7	100.5	276.2
Massachusetts	5.3	20.9	3.3	-	37.1	42.3	7.8	0.6	117.3	93.0	210.3
North Carolina	30.0	26.6	4.6	-	-	0.6	31.5	15.1	108.4	82.1	190.5
Missouri	1.2	-	-	-	15.8	5.7	74.4	4.7	101.8	64.6	166.4
Arizona	45.5	5.2	0.3	1.5	-	1.7	71.6	2.3	128.1	25.4	153.5
Illinois	4.0	28.8	-	-	14.4	0.6	69.1	33.9	150.8	-	150.8
Florida	15.0	38.0	1.5	-	9.8	36.8	11.4	-	112.5	28.2	140.7
Connecticut	-	-	-	-	74.8	41.4	7.8	-	124.0	9.7	133.7
All other states	202.1	78.7	61.1	107.8	116.7	243.1	191.6	95.8	1,096.9	416.4	1,513.3

Total	$372.3	$240.9	$71.3	$111.6	$398.5	$657.3	$719.9	$203.2	$2,775.0	$1,015.7	3,790.7

Total advance refunded / escrowed maturity bonds											548.9

Total municipal bonds											$4,339.6

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

Natural disasters such as hurricanes, other windstorms, earthquakes and other catastrophes have the potential to materially and adversely affect our operating results. Other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company or a marine and/or aviation disaster, could also have a material adverse effect on our operating results.

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” We define PML as our anticipated maximum loss (taking into account contract limits) caused by a single catastrophe event at a specified estimated return period affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2016 for TransRe, December 1, 2015 for RSUI and January 1, 2016 for PacificComp. Modeled results also reflect losses arising from certain of our invested assets that have specific catastrophe exposures.

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

	100 Year Return Period		250 Year Return Period
	Gross Loss (before tax)	Net Loss (after tax)	Gross Loss (before tax)	Net Loss (after tax)
	($ in billions)
Florida, Wind	$ 1.4	$ 0.5	$ 2.0	$ 0.7
California, Earthquake	1.0	0.4	1.7	0.6
Northeast U.S., Wind	0.8	0.3	1.6	0.6
Gulf Coast, Wind	0.9	0.3	1.5	0.5
Japan, Earthquake	0.7	0.2	0.8	0.3
Europe, Wind	0.6	0.2	1.0	0.3
Japan, Wind	0.5	0.2	0.6	0.2

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 and 250 year return period. These costs would represent approximately 7 percent and 10 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2015. If multiple severe catastrophe events occur in any one year, or a single catastrophe event affects more than one geographic area, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We will adopt this guidance in the first quarter of 2018 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. The new guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. The new guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, the new guidance does not permit early adoption. We will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the consolidated statement of earnings, rather than the consolidated statement of comprehensive income. We do not currently believe that the implementation will have a material impact on our financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of December 31, 2015 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2015 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

Interest Rate Shifts	-300	-200	-100	0	100	200	300
				($ in millions)
Assets:
Debt securities, fair value	$14,753.0	$14,555.7	$14,154.3	$13,606.0	$12,984.2	$12,389.6	$11,833.1
Estimated change in fair value	$1,147.0	$949.7	$548.3	$-	$(621.8)	$(1,216.4)	$(1,772.9)

Liabilities:
Senior Notes, fair value	$1,995.6	$1,797.1	$1,630.3	$1,488.7	$1,367.6	$1,263.3	$1,172.7
Estimated change in fair value	$506.9	$308.4	$141.6	$-	$(121.1)	$(225.4)	$(316.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2015 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2015
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,005.9	20% Increase	$ 3,607.1	5.2%
	20% Decrease	$ 2,404.7	(5.2%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $349.1 million as of December 31, 2015.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of December 31, 2015, the largest foreign currency exposures for these foreign operations were the Canadian Dollar, the Euro, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of December 31, 2015 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2015
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 331.7(1)	20% Increase	$398.0	0.6%
	20% Decrease	$265.4	(0.6%)

(1)	Denotes a net asset position as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alleghany Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2016

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2015 – $2,740,984; 2014 – $2,366,035)	$ 3,005,908	$ 2,815,484
Debt securities (amortized cost: 2015 – $13,529,923; 2014 – $14,364,430)	13,605,963	14,598,641
Short-term investments	365,810	715,553

	16,977,681	18,129,678
Commercial mortgage loans	177,947	-
Other invested assets	676,811	705,665

Total investments	17,832,439	18,835,343
Cash	475,267	605,259
Accrued investment income	115,313	136,511
Premium balances receivable	752,103	683,848
Reinsurance recoverables	1,249,948	1,361,083
Ceded unearned premiums	190,368	184,435
Deferred acquisition costs	419,448	353,169
Property and equipment at cost, net of accumulated depreciation and amortization	101,306	88,910
Goodwill	141,015	111,904
Intangible assets, net of amortization	212,790	133,378
Current taxes receivable	12,129	91,202
Net deferred tax assets	468,440	389,597
Other assets	875,767	514,797

Total assets	$ 22,846,333	$ 23,489,436

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$ 10,799,242	$ 11,597,216
Unearned premiums	2,076,061	1,834,184
Senior Notes	1,390,340	1,767,125
Reinsurance payable	69,297	79,100
Other liabilities	930,967	729,767

Total liabilities	15,265,907	16,007,392

Redeemable noncontrolling interests	25,719	8,616

Common stock (shares authorized: 2015 and 2014 – 22,000,000; shares issued: 2015 and 2014 – 17,459,961)	17,460	17,460
Contributed capital	3,611,631	3,610,717
Accumulated other comprehensive income	116,273	353,584
Treasury stock, at cost (2015 –1,915,884 shares; 2014 – 1,405,638 shares)	(747,784)	(507,699)
Retained earnings	4,557,127	3,999,366

Total stockholders’ equity attributable to Alleghany stockholders	7,554,707	7,473,428

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$ 22,846,333	$ 23,489,436

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$ 4,230,286	$ 4,410,647	$ 4,239,216
Net investment income	438,817	459,876	465,664
Net realized capital gains	213,897	247,058	232,119
Other than temporary impairment losses	(133,868)	(36,294)	(44,047)
Other income	250,346	150,522	78,702

Total revenues	4,999,478	5,231,809	4,971,654

Costs and Expenses
Net loss and loss adjustment expenses	2,339,790	2,494,565	2,479,353
Commissions, brokerage and other underwriting expenses	1,423,889	1,421,306	1,339,191
Other operating expenses	342,361	252,673	164,859
Corporate administration	46,503	47,054	36,111
Amortization of intangible assets	(2,211)	(5,750)	10,164
Interest expense	91,778	90,052	86,740

Total costs and expenses	4,242,110	4,299,900	4,116,418

Earnings before income taxes	757,368	931,909	855,236
Income taxes	195,173	251,777	225,882

Net earnings	562,195	680,132	629,354
Net earnings attributable to noncontrolling interest	1,880	893	933

Net earnings attributable to Alleghany stockholders	$ 560,315	$ 679,239	$ 628,421

Net earnings	$ 562,195	$ 680,132	$ 629,354
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of ($83,332), $193,881 and $37,791 for 2015, 2014 and 2013, respectively	(154,759)	360,065	70,183
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($37,044), ($77,042) and ($51,209) for 2015, 2014 and 2013, respectively	(68,796)	(143,077)	(95,102)
Change in unrealized currency translation adjustment, net of deferred taxes of ($7,940), ($21,464) and ($19,323) for 2015, 2014 and 2013, respectively	(14,746)	(39,861)	(35,886)
Retirement plans	990	(10,473)	(2,773)

Comprehensive income	324,884	846,786	565,776
Comprehensive income attributable to noncontrolling interest	1,880	893	933

Comprehensive income attributable to Alleghany stockholders	$ 323,004	$ 845,893	$ 564,843

Basic earnings per share attributable to Alleghany stockholders	$ 35.14	$ 41.40	$ 37.44
Diluted earnings per share attributable to Alleghany stockholders	35.13	41.40	37.44

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2015

	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable non- controlling Interest
	(in thousands, except share amounts)
Balance as of December 31, 2012
(17,478,746 shares of common stock issued; 588,123 in treasury)	$ 17,479	$ 3,619,912	$ 250,508	$ (175,818)	$ 2,691,706	$ 6,403,787	$ -
Add (deduct):
Net earnings	-	-	-	-	628,421	628,421	933
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(2,773)	-	-	(2,773)	-
Change in unrealized appreciation of investments, net	-	-	(24,919)	-	-	(24,919)	-
Change in unrealized currency translation adjustment, net	-	-	(35,886)	-	-	(35,886)	-

Comprehensive income	-	-	(63,578)	-	628,421	564,843	933

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(40,389)	-	(40,389)	-
Other, net	(19)	(6,761)	-	2,296	-	(4,484)	22,831

Balance as of December 31, 2013
(17,459,961 shares of common stock issued; 693,769 in treasury)	17,460	3,613,151	186,930	(213,911)	3,320,127	6,923,757	23,764
Add (deduct):
Net earnings	-	-	-	-	679,239	679,239	893
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(10,473)	-	-	(10,473)	-
Change in unrealized appreciation of investments, net	-	-	216,988	-	-	216,988	-
Change in unrealized currency translation adjustment, net	-	-	(39,861)	-	-	(39,861)	-

Comprehensive income	-	-	166,654	-	679,239	845,893	893

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(300,478)	-	(300,478)	-
Other, net	-	(2,434)	-	6,690	-	4,256	(16,041)

Balance as of December 31, 2014
(17,459,961 shares of common stock issued; 1,405,638 in treasury)	17,460	3,610,717	353,584	(507,699)	3,999,366	7,473,428	8,616
Add (deduct):
Net earnings	-	-	-	-	560,315	560,315	1,880
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	990	-	-	990	-
Change in unrealized appreciation of investments, net	-	-	(223,555)	-	-	(223,555)	-
Change in unrealized currency translation adjustment, net	-	-	(14,746)	-	-	(14,746)	-

Comprehensive income	-	-	(237,311)	-	560,315	323,004	1,880

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(243,814)	-	(243,814)	-
Other, net	-	914	-	3,729	(2,554)	2,089	15,223

Balance as of December 31, 2015
(17,459,961 shares of common stock issued; 1,915,884 in treasury)	$ 17,460	$ 3,611,631	$ 116,273	$ (747,784)	$ 4,557,127	$ 7,554,707	$ 25,719

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net earnings	$562,195	$680,132	$629,354
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	163,062	178,949	246,598
Net realized capital (gains) losses	(213,897)	(247,058)	(232,119)
Other than temporary impairment losses	133,868	36,294	44,047
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	101,332	(8,838)	7,800
(Increase) decrease in premium balances receivable	(68,255)	(8,593)	(90,060)
(Increase) decrease in ceded unearned premiums	(5,933)	(11,287)	(18,168)
(Increase) decrease in deferred acquisition costs	(66,279)	(18,429)	(31,225)
Increase (decrease) in unearned premiums	241,877	68,634	60,208
Increase (decrease) in loss and loss adjustment expenses	(797,974)	(355,325)	(287,225)
Change in unrealized foreign exchange losses (gains)	172,006	172,856	(40,563)
Other, net	103,976	(114,556)	295,213

Net adjustments	(236,217)	(307,353)	(45,494)

Net cash provided by (used in) operating activities	325,978	372,779	583,860

Cash flows from investing activities
Purchases of debt securities	(7,474,017)	(6,783,116)	(7,763,841)
Purchases of equity securities	(3,496,203)	(1,521,201)	(2,381,558)
Sales of debt securities	6,377,573	5,558,948	6,497,356
Maturities and redemptions of debt securities	1,653,606	1,437,988	1,761,164
Sales of equity securities	3,172,826	1,043,181	2,134,242
Net (purchase) sale in short-term investments	326,765	624,209	(943,260)
Purchases of property and equipment	(27,258)	(43,681)	(17,427)
Purchase of subsidiary, net of cash acquired	(156,867)	(8,203)	-
Other, net	(204,767)	(257,090)	92,770

Net cash provided by (used in) investing activities	171,658	51,035	(620,554)

Cash flows from financing activities
Proceeds from issuance of Senior Notes	-	297,942	-
Debt issue costs paid	-	(3,625)	-
Treasury stock acquisitions	(243,814)	(300,478)	(40,389)
Repayments of Senior Notes	(367,002)	(318,588)	-
Other, net	2,033	22,674	(30,217)

Net cash (used in) provided by financing activities	(608,783)	(302,075)	(70,606)

Effect of exchange rate changes on cash	(18,845)	(14,795)	(43,909)

Net (decrease) increase in cash	(129,992)	106,944	(151,209)
Cash at beginning of period	605,259	498,315	649,524

Cash at end of period	$475,267	$605,259	$498,315

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$102,146	$100,977	$103,302
Income taxes paid (refunds received)	59,699	335,050	75,738

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

Alleghany Corporation (“Alleghany”), a Delaware corporation, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Alleghany was initially incorporated in 1929, was subsequently incorporated in 1984 under the laws of the State of Delaware, and in December 1986, it succeeded to the business of its parent company, Alleghany Corporation. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Alleghany’s reinsurance operations commenced on March 6, 2012 when Alleghany consummated a merger with Transatlantic Holdings, Inc. (“TransRe”), and TransRe became one of Alleghany’s wholly-owned subsidiaries. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s private capital investments are included in corporate activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) IPS-Integrated Project Services, LLC (“IPS”), a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania, acquired on October 31, 2015 for $106.3 million; (v) an approximately 40 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (vi) a 30 percent equity interest in Jazwares, LLC (“Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida, which interest was acquired on July 31, 2014. ORX and Jazwares are accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

Alleghany owned a minority stake in Homesite Group Incorporated (“Homesite”), a national, full-service, mono-line provider of homeowners insurance, until its sale to American Family Insurance Company, a Wisconsin-based mutual insurance company, on December 31, 2013.

Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of Kentucky Trailer have been included in Alleghany’s consolidated results beginning August 30, 2013, the date of Alleghany Capital’s initial investment in Kentucky Trailer, and the results of IPS have been included in our consolidated results beginning October 31, 2015, the date of Alleghany Capital’s acquisition of a majority interest.

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interest. Because all noncontrolling interests have the option to sell their interests to Alleghany in the future (generally from 2016 through 2023), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interest for all periods presented. Bourn & Koch and Kentucky Trailer each had approximately 20 percent noncontrolling interests outstanding during 2015 and IPS had approximately 16 percent noncontrolling interests outstanding from its October 31, 2015 acquisition date through December 31, 2015. Noncontrolling interests for Bourn & Koch was reduced to approximately 12 percent outstanding as of December 31, 2015 as a result of a purchase by Bourn & Koch’s parent company from certain noncontrolling interests.

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

(b) Investments

Investments consist of debt securities, equity securities, short-term investments, commercial mortgage loans and other invested assets. Alleghany considers all of its marketable equity securities, debt securities and short-term investments as available-for-sale (“AFS”). Debt securities consist of securities with an initial fixed maturity of more than one year. Debt securities typically take the form of bonds. Equity securities generally consist of securities that represent ownership interests in an enterprise. Equity securities typically take the form of common stock. Mutual funds are also classified as equity securities, including funds that invest mostly in debt securities. Short-term investments include commercial paper, certificates of deposit, money market instruments and any fixed maturity investment with an initial maturity of one year or less.

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

Commercial mortgage loans are carried at unpaid principal balance, less allowance for loan losses. The allowance for loan losses is a valuation allowance for incurred credit losses when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance. Interest income on loans is accrued as earned.

Other invested assets include invested assets not identified above, primarily related to: (i) equity investments in operating companies where Alleghany has significant influence; (ii) partnership investments (including hedge funds and private equity funds); and (iii) non-marketable equity investments. Equity investments in operating companies where Alleghany has significant influence (an aggregate common stock position held at or above 20 percent is presumed to convey significant influence) are accounted for using the equity method. Partnership investments are accounted for as either AFS, or using the equity method where Alleghany has significant influence. Non-marketable equity investments are accounted for as AFS securities.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of: (i) interest income from debt securities, short-term investments, commercial mortgage loans and cash, including any premium amortization or discount accretion; (ii) dividend income from equity securities; and (iii) investment income from other invested assets, which generally includes distributions when receivable and earnings from investments accounted for under the equity method; less expenses related to investments. Interest income is accrued when earned. Premiums and discounts arising from the purchase of certain debt securities are treated as a yield adjustment over the estimated useful life of the securities, adjusted for anticipated prepayments using the retrospective interest method. Under this method, the effective yield on a security is estimated. Such estimates are based on the prepayment terms of the security, past actual cash flows, and assumptions as to future expected cash flow. The future cash flow assumptions consider various prepayment assumptions based on historical experience, as well as current market conditions. Periodically, the effective yield is re-estimated to reflect actual prepayments and updated future cash flow assumptions. Upon a re-estimation, a security’s book value is restated at the most recently calculated effective yield, assuming that yield had been in effect since the security was purchased. This treatment results in an increase or decrease to net investment income (accretion of premium or amortization of discount) at the new measurement date.

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

Although Alleghany is responsible for the determination of the fair value of the financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where Alleghany’s valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of commercial mortgage-backed securities (“CMBS”) and other asset-backed securities, as well as a small portion of residential mortgage-backed securities (“RMBS”), an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Alleghany’s Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), U.S. corporate bonds, partnership investments and non-marketable equity investments.

Mortgage-backed and asset-backed securities are initially valued at the transaction price. Subsequently, Alleghany uses widely accepted valuation practices that produce a fair value measurement. The vast majority of fair values are determined using an income approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, as well as other inputs described below. A few Level 3 valuations are based entirely on non-binding broker quotes. These securities consist primarily of mortgage-backed and asset-backed securities where reliable pool and loan level collateral information cannot be reasonably obtained, and as such, an income approach is not feasible.

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

Alleghany employs specific control processes to determine the reasonableness of the fair values of its financial assets and liabilities. Alleghany’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. Alleghany assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, Alleghany validates the reasonableness of fair values by comparing information obtained from Alleghany’s valuation service providers to other third-party valuation sources for selected securities. Alleghany also validates prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions.

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

Ceded premiums written are recorded in accordance with the applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts. This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached. Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and loss adjustment expense (“LAE”) incurred over the applicable periods of the various reinsurance contracts with third-party reinsurers. If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

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

(j) Income Taxes

Alleghany files a consolidated federal income tax return with its subsidiaries. Alleghany’s consolidated federal income tax return includes as part of its taxable income all items of income of non-U.S. subsidiaries that are subject to current U.S. income tax, currently pursuant to Subpart F income rules of the Internal Revenue Code. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current tax liabilities or assets are recognized for the estimated taxes payable or refundable on tax returns for the current year.

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

The reserves for loss and LAE include but are not limited to: (i) reports and individual case estimates received from ceding companies with respect to assumed reinsurance business; (ii) the accumulation of individual estimates for claims reported with respect to direct insurance business; (iii) estimates for incurred but not reported claims based on past experience, modified for current trends and industry data; and (iv) estimates of expenses for investigating and settling claims based on past experience. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in current income. Net loss and LAE incurred consists of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including incurred but not reported claims, plus changes in estimates of prior period losses.

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

(p) Reclassification

Certain prior year amounts have been reclassified to conform to the 2015 presentation of the financial statements.

(q) Recent Accounting Standards

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

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under the new guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. The new guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. In

July 2015, the FASB decided to delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany will adopt this guidance in the first quarter of 2018 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

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

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. The new guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. The new guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, the new guidance does not permit early adoption. Alleghany will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the consolidated statement of earnings, rather than the consolidated statement of comprehensive income. Alleghany does not currently believe that the implementation will have a material impact on its financial condition.

2. Goodwill and Intangible Assets

On October 31, 2015, Alleghany, through its Alleghany Capital subsidiary, acquired approximately 84 percent of the equity in IPS for $106.3 million, including $89.9 million in cash paid on November 2, 2015, $12.5 million of estimated contingent consideration based on future profitability and $3.9 million of estimated purchase price adjustments. In connection with the acquisition, $23.5 million, $27.9 million and $49.3 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively, were recorded. Indefinite-lived intangible assets relate to trade name, and finite-lived intangible assets relate to customer relationships, back-log and covenants not-to-compete.

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2015 and 2014 is as follows:

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	($ in millions)

Insurance Segment(2) -Goodwill	$ 49.0	$ -	$ 49.0	$ 49.0	$ -	$ 49.0

Insurance Segment -Intangible assets:
Agency relationships	17.9	9.0	8.9	17.9	8.2	9.7
State insurance licenses	25.8	-	25.8	25.8	-	25.8
Trade name	35.5	-	35.5	35.5	-	35.5
Brokerage and reinsurance relationships	33.8	28.2	5.6	33.8	25.9	7.9
Renewal rights	24.2	24.1	0.1	24.2	24.0	0.2
Other	4.1	4.1	-	4.1	4.1	-

Total insurance segment intangibles	141.3	65.4	75.9	141.3	62.2	79.1

Total insurance segment goodwill and other intangibles	$ 190.3	$ 65.4	$ 124.9	$ 190.3	$ 62.2	$ 128.1

Reinsurance Segment(2)- Intangible assets:
Value of business in-force	$ 291.4	$ 291.4	$ -	$ 291.4	$ 291.4	$ -
Loss and LAE reserves	(98.8)	(65.1)	(33.7)	(98.8)	(55.4)	(43.4)
State and foreign insurance licenses	19.0	-	19.0	19.0	-	19.0
Trade name	50.0	-	50.0	50.0	-	50.0
Renewal rights	44.0	13.5	30.5	44.0	9.2	34.8
Leases	(28.1)	(10.9)	(17.2)	(28.1)	(8.0)	(20.1)
Internally-developed software	10.0	10.0	-	10.0	10.0	-

Total reinsurance segment intangibles	$ 287.5	$ 238.9	$ 48.6	$ 287.5	$ 247.2	$ 40.3

Corporate Activities(2)(3) - Goodwill	$ 92.0	$ -	$ 92.0	$ 62.9	$ -	$ 62.9

Corporate Activities(3) - Intangible assets:
Trade name	38.9	-	38.9	11.0	-	11.0
Other	53.0	3.6	49.4	3.6	0.6	3.0

Total corporate activities intangibles	91.9	3.6	88.3	14.6	0.6	14.0

Total corporate activities goodwill and other intangibles	$ 183.9	$ 3.6	$ 180.3	$ 77.5	$ 0.6	$ 76.9

Alleghany consolidated goodwill and other intangibles	$ 661.7	$ 307.9	$ 353.8	$ 555.3	$ 310.0	$ 245.3

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods.
(2)	See Note 13 for additional information on Alleghany’s segments of business.
(3)	Primarily represents goodwill and other intangible assets related to the acquisition of: (i) IPS on October 31, 2015; (ii) Bourn & Koch on April 26, 2012; and (iii) a controlling equity interest in Kentucky Trailer on August 30, 2013. On January 2, 2014, for an additional investment of $15.0 million, Alleghany exercised its option to increase its common equity interest in Kentucky Trailer to 80 percent, and to increase its preferred equity interest by $1.6 million to $15.9 million. Also includes minor acquisitions made by Alleghany Capital’s subsidiaries.

The economic useful lives of significant intangible assets are as follows: agency relationships — 15 years; state and foreign insurance licenses — indefinite; trade names — indefinite; brokerage and reinsurance relationships — 15 years; renewal rights — between five and 14 years; loss and LAE reserves — 15 years; leases — 10 years; and internally developed software — 2.5 years.

3. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments)(1)	$17,007.6	$17,007.6	$18,153.8	$18,153.8

Liabilities
Senior Notes(2)	$1,390.3	$1,488.7	$1,767.1	$1,948.6

(1)	This table includes AFS investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed in Note 1(c).
(2)	See Note 8 for additional information on the Senior Notes.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2015 and 2014 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2014
Equity securities:
Common stock	$2,805.3	$10.2	$-	$2,815.5
Preferred stock	-	-	-	-

Total equity securities	2,805.3	10.2	-	2,815.5

Debt securities:
U.S. Government obligations	-	541.1	-	541.1
Municipal bonds	-	5,197.5	-	5,197.5
Foreign government obligations	-	900.4	-	900.4
U.S. corporate bonds	-	2,118.1	36.7	2,154.8
Foreign corporate bonds	-	1,497.7	6.0	1,503.7
Mortgage and asset-backed securities:
RMBS(1)	-	1,637.7	18.2	1,655.9
CMBS	-	1,102.0	23.3	1,125.3
Other asset-backed securities(2)	-	586.8	933.1	1,519.9

Total debt securities	-	13,581.3	1,017.3	14,598.6
Short-term investments	-	715.6	-	715.6
Other invested assets(3)	-	-	24.1	24.1

Total investments (excluding equity method investments)	$2,805.3	$14,307.1	$1,041.4	$18,153.8

Senior Notes	$-	$1,948.6	$-	$1,948.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $946.7 million and $900.7 million of collateralized loan obligations as of December 31, 2015 and 2014, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance.

In 2015, there were transfers of $22.9 million of securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets. Of the $22.9 million of transfers, $15.9 million related to U.S. corporate bonds, $5.5 million related to foreign corporate bonds and $1.5 million related to other invested assets.

In 2015, there were transfers of $19.9 million of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets. Of the $19.9 million of transfers, $14.2 million related to U.S. corporate bonds, $5.0 million related to other invested assets and $0.7 million related to foreign corporate bonds. There were no other transfers between Levels 1, 2 or 3 in 2015.

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

The following tables present reconciliations of the changes during 2015 and 2014 in Level 3 assets measured at fair value:

	Debt Securities
			Mortgage and asset-backed
	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2015	$ 36.7	$ 6.0	$ 18.2	$ 23.3	$ 933.1	$ 24.1	$ 1,041.4
Net realized/unrealized gains (losses)included in:
Net earnings(2)	(0.6)	-	0.6	(0.4)	2.7	1.0	3.3
Other comprehensive income	(1.3)	0.8	(1.1)	(1.0)	(25.9)	0.2	(28.3)
Purchases	35.5	-	-	-	233.3	1.8	270.6
Sales	(1.9)	(2.0)	-	-	(182.3)	(0.7)	(186.9)
Issuances	-	-	-	-	-	-	-
Settlements	(16.9)	-	(2.8)	(1.7)	(7.9)	-	(29.3)
Transfers into Level 3	14.2	0.7	-	-	-	5.0	19.9
Transfers out of Level 3	(15.9)	(5.5)	-	-	-	(1.5)	(22.9)

Balance as of December 31, 2015	$ 49.8	$ -	$ 14.9	$ 20.2	$ 953.0	$ 29.9	$ 1,067.8

	Debt Securities
			Mortgage and asset-backed
	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2014	$ 27.5	$ 1.0	$ 78.8	$ 60.8	$ 258.4	$ 282.0	$ 708.5
Net realized/unrealized gains (losses)included in:
Net earnings(2)	(0.9)	-	20.8	(0.4)	0.4	0.3	20.2
Other comprehensive income	-	(0.1)	(13.3)	(1.2)	(12.4)	1.3	(25.7)
Purchases	22.5	2.7	-	14.4	749.7	4.5	793.8
Sales	(12.9)	(1.2)	(58.2)	(8.3)	(79.3)	(4.9)	(164.8)
Issuances	-	-	-	-	-	-	-
Settlements	(8.0)	(1.5)	(9.9)	(42.0)	(12.8)	(21.0)	(95.2)
Transfers into Level 3	23.2	6.1	-	-	29.1	-	58.4
Transfers out of Level 3	(14.7)	(1.0)	-	-	-	(238.1)	(253.8)

Balance as of December 31, 2014	$ 36.7	$ 6.0	$ 18.2	$ 23.3	$ 933.1	$ 24.1	$ 1,041.4

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no OTTI losses recorded in net earnings related to Level 3 instruments still held as of December 31, 2015 and 2014.

Net unrealized losses related to Level 3 investments as of December 31, 2015 and 2014 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of December 31, 2015 and 2014 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$ 2,741.0	$ 351.9	$ (87.0)	$ 3,005.9
Preferred stock	-	-	-	-

Total equity securities	2,741.0	351.9	(87.0)	3,005.9

Debt securities:
U.S. Government obligations	1,086.8	1.9	(14.0)	1,074.7
Municipal bonds	4,213.6	134.8	(8.8)	4,339.6
Foreign government obligations	924.1	18.6	(1.3)	941.4
U.S. corporate bonds	2,201.3	23.4	(48.0)	2,176.7
Foreign corporate bonds	1,219.0	24.0	(12.7)	1,230.3
Mortgage and asset-backed securities:
RMBS	1,255.1	10.7	(12.4)	1,253.4
CMBS	1,024.8	8.2	(9.6)	1,023.4
Other asset-backed securities(1)	1,605.2	0.3	(39.0)	1,566.5

Total debt securities	13,529.9	221.9	(145.8)	13,606.0
Short-term investments	365.8	-	-	365.8

Total	$ 16,636.7	$ 573.8	$ (232.8)	$ 16,977.7

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2014
Equity securities:
Common stock	$ 2,366.0	$ 530.3	$ (80.8)	$ 2,815.5
Preferred stock	-	-	-	-

Total equity securities	2,366.0	530.3	(80.8)	2,815.5

Debt securities:
U.S. Government obligations	541.2	3.4	(3.5)	541.1
Municipal bonds	5,067.3	139.3	(9.1)	5,197.5
Foreign government obligations	876.7	23.7	-	900.4
U.S. corporate bonds	2,136.5	39.5	(21.2)	2,154.8
Foreign corporate bonds	1,460.5	47.7	(4.5)	1,503.7
Mortgage and asset-backed securities:
RMBS	1,646.9	20.7	(11.7)	1,655.9
CMBS	1,104.2	22.5	(1.4)	1,125.3
Other asset-backed securities(1)	1,531.2	2.2	(13.5)	1,519.9

Total debt securities	14,364.5	299.0	(64.9)	14,598.6
Short-term investments	715.6	-	-	715.6

Total	$ 17,446.1	$ 829.3	$ (145.7)	$ 18,129.7

(1)	Includes $946.7 million and $900.7 million of collateralized loan obligations as of December 31, 2015 and 2014, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities as of December 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
Short-term investments due in one year or less	$ 365.8	$ 365.8

Mortgage and asset-backed securities(1)	3,885.1	3,843.3
Debt securities with maturity dates:
One year or less	391.9	392.9
Over one through five years	3,023.0	3,033.8
Over five through ten years	2,981.3	3,014.1
Over ten years	3,248.6	3,321.9

Total debt securities	13,529.9	13,606.0

Equity securities	2,741.0	3,005.9

Total	$ 16,636.7	$ 16,977.7

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)

Interest income	$ 376.4	$ 384.4	$ 348.0

Dividend income	54.0	63.0	59.6

Investment expenses	(27.2)	(28.8)	(20.3)

Equity in results of Pillar Investments(1)	23.3	22.0	27.2

Equity in results of Ares(1)	6.6	8.6	9.1

Equity in results of Homesite(2)	-	-	42.9

Equity in results of ORX	(6.3)	(3.2)	(1.0)

Other investment results	12.0	13.9	0.2

Total	$ 438.8	$ 459.9	$ 465.7

(1)	See Note 4(h) for discussion of the Pillar Investments and the investment in Ares as defined in Note 3.
(2)	Homesite was sold on December 31, 2013.

As of December 31, 2015, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $9.6 billion, $6.6 billion and $8.6 billion in 2015, 2014 and 2013, respectively.

Realized capital gains and losses in 2015, 2014 and 2013 generally reflect sales of equity securities. In addition, realized capital gains from equity securities in 2015 include the sales of certain equity securities resulting from a modification of Alleghany’s equity investment strategy, the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses, and a $25.8 million realized capital loss related to a non-cash impairment charge related to a write-off of Alleghany’s investment in ORX. Net realized capital gains in 2014 also include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, some additional realized capital gains taken on debt securities and a $9.4 million realized capital loss on the early redemption of $300 million par value of TransRe’s 5.75% senior notes due on December 14, 2015 (the “2015 Senior Notes”). See Note 8(b) for additional information on the early redemption of the 2015 Senior Notes. Realized capital gains for 2013 included a $46.8 million gain on the sale of Homesite, and a $5.0 million non-cash impairment charge related to certain finite-lived intangible assets at CapSpecialty.

The amount of gross realized capital gains and gross realized capital losses in 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Gross realized capital gains	$ 424.2	$ 301.1	$ 315.1
Gross realized capital losses	(210.3)	(54.0)	(83.0)

Net realized capital gains	$ 213.9	$ 247.1	$ 232.1

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI losses

Alleghany holds its equity and debt securities as AFS and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular investment is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost-basis or amortized cost-basis down to the fair value of the investment and records an OTTI loss on its statement of earnings. In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

OTTI losses in 2015 reflect $133.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $133.9 million of OTTI losses, $115.6 million related to equity securities, primarily in the energy, pharmaceutical, gaming and airline sectors, and $18.3 million related to debt securities, primarily in the energy and finance sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the fact that Alleghany lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, based on the duration of the decline in the fair value of equity securities relative to their costs.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2015 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of December 31, 2015); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the investment; and (iii) Alleghany’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Alleghany may ultimately record a realized loss after having originally concluded that the decline in value was temporary. Risks and uncertainties are inherent in the methodology. Alleghany’s methodology for assessing other than temporary declines in value contain inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

(f) Aging of Gross Unrealized Losses

As of December 31, 2015 and 2014, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$ 1,355.6	$ 87.0	$ -	$ -	$ 1,355.6	$ 87.0
Preferred stock	-	-	-	-	-	-

Total equity securities	1,355.6	87.0	-	-	1,355.6	87.0

Debt securities:
U.S. Government obligations	818.4	13.9	7.9	0.1	826.3	14.0
Municipal bonds	276.2	2.4	108.3	6.4	384.5	8.8
Foreign government obligations	208.5	1.3	-	-	208.5	1.3
U.S. corporate bonds	1,149.8	39.0	70.0	9.0	1,219.8	48.0
Foreign corporate bonds	479.9	10.8	12.5	1.9	492.4	12.7
Mortgage and asset-backed securities:
RMBS	511.1	6.5	250.6	5.9	761.7	12.4
CMBS	593.1	9.4	15.1	0.2	608.2	9.6
Other asset-backed securities	1,164.8	27.2	265.0	11.8	1,429.8	39.0

Total debt securities	5,201.8	110.5	729.4	35.3	5,931.2	145.8

Total temporarily impaired securities	$ 6,557.4	$ 197.5	$ 729.4	$ 35.3	$ 7,286.8	$ 232.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2014
Equity securities:
Common stock	$ 514.4	$ 80.8	$ -	$ -	$ 514.4	$ 80.8
Preferred stock	-	-	-	-	-	-

Total equity securities	514.4	80.8	-	-	514.4	80.8

Debt securities:
U.S. Government obligations	270.5	3.1	16.3	0.4	286.8	3.5
Municipal bonds	105.2	0.8	372.0	8.3	477.2	9.1
Foreign government obligations	6.1	-	5.7	-	11.8	-
U.S. corporate bonds	574.7	17.2	150.7	4.0	725.4	21.2
Foreign corporate bonds	133.4	4.1	26.2	0.4	159.6	4.5
Mortgage and asset-backed securities:
RMBS	187.9	0.5	586.4	11.2	774.3	11.7
CMBS	176.5	0.7	60.9	0.7	237.4	1.4
Other asset-backed securities	1,041.1	12.7	175.3	0.8	1,216.4	13.5

Total debt securities	2,495.4	39.1	1,393.5	25.8	3,888.9	64.9

Total temporarily impaired securities	$ 3,009.8	$ 119.9	$ 1,393.5	$ 25.8	$ 4,403.3	$ 145.7

As of December 31, 2015, Alleghany held a total of 1,137 debt securities and equity securities that were in an unrealized loss position, of which 102 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 102 debt securities consisted primarily of losses related to U.S. corporate bonds, other asset-backed securities, municipal bonds and RMBS.

As of December 31, 2015, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 3.6 percent of debt securities having issuer credit ratings that were below investment grade or not rated.

(g) Statutory Deposits

Investments with fair values of approximately $1.5 billion as of December 31, 2015, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of December 31, 2015, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $238.8 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of December 31, 2015, at Alleghany’s discretion, half of these interests may be converted at any time, and the remaining half may be converted in May 2016. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of December 31, 2015, AIHL’s carrying value in Ares was $224.7 million, which is net of returns of capital received from Ares.

(i) Investments in Commercial Mortgage Loans

In 2015, Alleghany invested in certain commercial mortgage loans. As of December 31, 2015, the carrying value of the commercial loan portfolio was $177.9 million, representing the unpaid principal balance on the loans. As of December 31, 2015, there was no allowance for loan losses. The commercial loan portfolio consists primarily of high quality fixed- and floating-rate loans with terms of 2-10 years, backed by high-quality commercial properties in the U.S.

5. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance and insurance subsidiaries’ reinsurance recoverables, and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
	($ in millions)
Reinsurance recoverables on paid losses	$80.6	$71.7
Ceded outstanding loss and LAE	1,169.3	1,289.4

Total reinsurance recoverables	$1,249.9	$1,361.1

Information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2015 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage

Swiss Reinsurance Company	A+ (Superior)	$133.5	10.7%

PartnerRe Ltd.	A (Excellent)	109.8	8.8

Allianz SE	A+ (Superior)	105.7	8.5

W.R. Berkley Corporation	A+ (Superior)	90.2	7.2

RenaissanceRe Holdings Ltd.	A+ (Superior)	89.5	7.2

Syndicates at Lloyd’s of London	A (Excellent)	89.2	7.1

Fairfax Financial Holdings Ltd.	A (Excellent)	56.5	4.5

Ace Ltd(3)	A++ (Superior)	53.2	4.3

Chubb Corporation(3)	A++ (Superior)	49.9	4.0

Allied World Assurance Company Holdings, AG	A (Excellent)	47.6	3.8

All other reinsurers		424.8	33.9

Total reinsurance recoverables(4)		$1,249.9	100.0%

Secured reinsurance recoverables(5)		$209.4	16.8%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In January 2016, Ace Ltd acquired the Chubb Corporation.
(4)	Approximately 95 percent of our reinsurance recoverables balance as of December 31, 2015 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(5)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of December 31, 2015 and 2014.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $309.6 million, $250.3 million and $263.0 million for 2015, 2014 and 2013, respectively.

(c) Premiums written and earned

The following table indicates property and casualty premiums written and earned for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Gross premiums written – direct	$ 1,505.6	$ 1,529.4	$ 1,474.5
Gross premiums written – assumed	3,616.6	3,567.2	3,411.8
Ceded premiums written	(633.0)	(599.1)	(598.9)

Net premiums written	$ 4,489.2	$ 4,497.5	$ 4,287.4

Gross premiums earned – direct	$ 1,515.9	$ 1,517.0	$ 1,372.2
Gross premiums earned – assumed	3,403.3	3,540.5	3,459.6
Ceded premiums earned	(688.9)	(646.9)	(592.6)

Net premiums earned	$ 4,230.3	$ 4,410.6	$ 4,239.2

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

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. As of December 31, 2015, the catastrophe reinsurance program consisted of three layers, with the first two layers placed on May 1, 2015 and the third layer placed on May 1, 2014. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include expiration terms as follows: 34.0 percent of coverage limits will expire on April 30, 2016; 33.0 percent of coverage limits will expire on April 30, 2017; and 33.0 percent of coverage limits will expire on April 30, 2018. The third layer of coverage will expire on April 30, 2017.

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

(e) Significant Intercompany Reinsurance Contracts

In the second quarter of 2013, AIHL Re and PacificComp’s wholly-owned subsidiary Pacific Compensation Insurance Company (“PCIC”), entered into an intercompany reinsurance contract, effective January 1, 2013, pursuant to which AIHL Re provides PCIC with coverage for adverse development on net loss and allocated loss adjustment expenses in excess of PCIC’s carried reserves at December 31, 2012 and accident year stop-loss coverage for any net losses and allocated loss adjustment expenses in excess of 75.0 percent of net premiums earned for PCIC for accident years 2013 through 2017. AIHL Re’s commitments also are intended to cover the statutory collateral requirements at PCIC, if and when necessary. AIHL Re’s obligations are subject to an aggregate limit of $100.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to PCIC from AIHL Re up to $100.0 million. Subsequent to the entry into the above agreements, A.M. Best Company, Inc. upgraded PCIC’s rating to A- (Excellent) from B++ (Good). The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition.

In the third quarter of 2015, AIHL Re and CapSpecialty (specifically, the insurance subsidiaries of CapSpecialty) entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re will provide CapSpecialty with coverage primarily for adverse development on net loss and allocated LAE for accident years 2014 and prior in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to CapSpecialty from AIHL Re up to $50.0 million. The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition.

6. Liability for Loss and LAE

Activity in liability for loss and LAE in 2015, 2014 and 2013 is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Reserves, beginning of period	$11,597.2	$11,952.5	$12,239.8
Less: reinsurance recoverables(1)	1,289.4	1,302.1	1,305.9

Net reserves, beginning of period	10,307.8	10,650.4	10,933.9

Other adjustments	(1.9)	56.9 (2)	-

Incurred loss, net of reinsurance, related to:
Current year	2,555.3	2,709.7	2,682.3
Prior years	(215.5)	(215.2)	(203.0)

Total incurred loss and LAE, net of reinsurance	2,339.8	2,494.5	2,479.3

Paid loss, net of reinsurance, related to:(3)
Current year	417.6	520.8	518.5
Prior years	2,390.4	2,178.1	2,236.8

Total paid loss and LAE, net of reinsurance	2,808.0	2,698.9	2,755.3

Foreign exchange effect	(207.8)	(195.1)	(7.5)

Net reserves, end of period	9,629.9	10,307.8	10,650.4
Plus: reinsurance recoverables(1)	1,169.3	1,289.4	1,302.1

Reserves, end of period	$10,799.2	$11,597.2	$11,952.5

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Represents reserves acquired in connection with a loss portfolio transfer transaction.
(3)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of December 31, 2015 decreased from December 31, 2014, reflecting a decrease in our reinsurance segment loss and LAE reserves, partially offset by an increase at our insurance segment. The decrease in gross loss and LAE reserves in the reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to commutations in the fourth quarter of 2015 with certain cedants and the impact of changes in foreign currency exchange rates. The increase in gross loss and LAE reserves in the insurance segment primarily reflects higher current accident year losses.

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

The (favorable) unfavorable prior accident year development on loss reserves for 2015, 2014 and 2013 is summarized as follows:

	Year Ended December 31,
	2015		2014		2013
	($ in millions)
Reinsurance Segment:
Property:
Catastrophe events	$(28.0	)(1)	$(17.3	)(2)	$(109.3	)(3)
Non-catastrophe	(48.7	)(4)	(55.8	)(5)	(75.4	)(6)

Total property	(76.7)		(73.1)		(184.7)

Casualty & other:
The Malpractice Treaties(7)	(12.1)		(12.7)		(35.7)
Commuted A&E Liabilities(8)	38.2		-		-
Other	(157.7	)(9)	(96.6	)(10)	(3.7	)(11)

Total casualty & other	(131.6)		(109.3)		(39.4)

Total Reinsurance Segment	(208.3)		(182.4)		(224.1)

Insurance Segment:
RSUI:
Casualty	(2.9	)(12)	(30.1	)(13)	(25.9	)(14)
Property and other	(9.0	)(15)	(5.3	)(16)	8.0	(17)

Total RSUI	(11.9)		(35.4)		(17.9)

CapSpecialty:
Ongoing lines of business	11.0	(18)	0.2		10.4	(19)
Terminated Program(20)	(6.3)		-		19.4
Asbestos-related illness and environmental impairment liability	-		-		(4.0)

Total CapSpecialty	4.7		0.2		25.8

PacificComp(21)	-		2.4		13.2

Total incurred related to prior years	$(215.5)		$(215.2)		$(203.0)

(1)	Includes favorable prior accident year development on loss reserves of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(2)	Includes favorable prior accident year development on loss reserves of ($1.6) million from Super Storm Sandy in 2012 and ($15.7) million of net favorable prior accident year development on loss reserves from other catastrophes. The ($15.7) million primarily reflects favorable prior accident year development on loss reserves from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(3)	Includes favorable prior accident year development on loss reserves of ($73.7) million from Super Storm Sandy in 2012 and ($35.6) million from other catastrophe losses, principally flooding that took place in Thailand in 2011 and the Tohoku earthquake in Japan in 2011, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year development on loss reserves primarily related to the 2013 and 2014 accident years.
(5)	Reflects favorable prior accident year development on loss reserves primarily related to the 2012 accident year and, to a lesser extent, the 2011 accident year.
(6)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011 and 2012 accident years.
(7)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are retained by the cedants (the “Malpractice Treaties”). As a result, TransRe records an offsetting increase in profit commission expense incurred when such favorable prior accident year development occurs.
(8)	Represents unfavorable prior accident year development on loss reserves related to a commutation and release agreement entered into on November 30, 2015 by TransRe with AIG Property Casualty, Inc., National Indemnity Company and Resolute Management, Inc. with respect to certain reinsurance contracts (the “Commutation Agreement”), including contracts covering asbestos-related illness and environmental impairment liabilities for 1986 and prior years (the “Commuted A&E Liabilities”).
(9)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2005 and 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.
(10)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2003 through 2007 and 2010 through 2011 accident years, partially offset by unfavorable prior accident year development on loss reserves from the 2013 accident year and the 2002 and prior accident years.

(11)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business.
(12)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year development in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(13)	Primarily reflects favorable prior accident year development on loss reserves in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years, partially offset by unfavorable prior accident year development on loss reserves in the directors’ and officers’ liability line of business in the 2011 and 2012 accident years.
(14)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess liability and professional liability lines of business, and primarily related to the 2005 through 2010 accident years.
(15)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year development on loss reserves related to unallocated LAE reserves.
(16)	Primarily reflects favorable prior accident year development on unallocated LAE reserves and prior year catastrophe loss reserves from recent accident years.
(17)	Includes $8.5 million of unfavorable prior accident year development on loss reserves from Hurricane Katrina, which resulted from a significant claim that settled for more than previously estimated due to an adverse court ruling, partially offset by net favorable prior accident year development on loss reserves with respect to other property reserves.
(18)	Primarily reflects unfavorable prior accident year development on loss reserves related to the casualty lines of business from the 2011 through 2013 accident years.
(19)	Primarily reflects unfavorable prior accident year development on loss reserves from workers’ compensation and certain other casualty lines of business, and related primarily to unfavorable loss emergence on a few individual claims, partially offset by favorable prior accident year development on loss reserves on surety and property lines of business.
(20)	Represents certain specialty classes of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(21)	The unfavorable prior accident year development on loss reserves in 2014 and 2013 related primarily to the 2009 and prior accident years.

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

In the fourth quarter of 2015, Alleghany borrowed and repaid $60.0 million under the Credit Agreement. As of December 31, 2015, there were no outstanding borrowings under the Credit Agreement.

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

(b) TransRe Senior Notes

On December 14, 2005, TransRe completed a public offering of $750.0 million aggregate principal amount of its 2015 Senior Notes. Prior to the merger with TransRe, a portion of the 2015 Senior Notes was repurchased by TransRe. On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of the 2015 Senior Notes for $324.4 million, consisting of the $300.0 million aggregate principal amount redeemed, $18.6 million of redemption premium and $5.8 million of accrued and unpaid interest to the date of redemption. Of the $324.4 million redemption amount, $297.3 million was funded by a capital contribution from Alleghany primarily using the $294.3 million of net proceeds from Alleghany’s issuance of the 2044 Senior Notes. As a result of this early extinguishment of debt, TransRe recorded a realized loss, before tax, of $9.4 million in 2014. On December 14, 2015, the remaining $367.0 million outstanding aggregate principal amount of TransRe’s 2015 Senior Notes matured and was repaid.

On November 23, 2009, TransRe completed a public offering of $350.0 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Senior Notes”). The 2039 Senior Notes are unsecured and unsubordinated general obligations of TransRe and are not guaranteed by Alleghany. Interest on the 2039 Senior Notes is payable semi-annually. The terms of the 2039 Senior Notes permit redemption prior to their maturity. The indentures under which the 2039 Senior Notes were issued contain covenants that impose conditions on TransRe’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including Transatlantic Reinsurance Company, TransRe Zurich Ltd. or Fair American Insurance and Reinsurance Company.

9. Income Taxes

Income tax expense (benefit) consists of the following:

	Federal	State	Foreign	Total
	($ in millions)
Year ended December 31, 2015
Current	$93.3	$3.1	$50.0	$146.4
Deferred	49.2	(0.4)	-	48.8

	$142.5	$2.7	$50.0	$195.2

Year ended December 31, 2014
Current	$115.4	$4.9	$118.2	$238.5
Deferred	12.9	0.4	-	13.3

	$128.3	$5.3	$118.2	$251.8

Year ended December 31, 2013
Current	$68.4	$4.6	$62.7	$135.7
Deferred	90.4	(0.2)	-	90.2

	$158.8	$4.4	$62.7	$225.9

Income before income taxes from domestic operations was $376.7 million, $633.8 million and $616.0 million in 2015, 2014 and 2013, respectfully. Income before income taxes from foreign operations was $380.7 million, $298.1 million and $239.2 million in 2015, 2014 and 2013, respectfully. Foreign tax expense was primarily attributable to the United Kingdom.

The difference between the federal income tax rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credit and other adjustments	(0.4)	-	(0.5)
Income subject to dividends-received deduction	(1.6)	(1.3)	(0.9)
Tax-exempt interest	(6.8)	(6.5)	(8.1)
State taxes, net of federal tax benefit	0.2	0.4	0.3
Prior period adjustment	(0.2)	0.1	0.6
Other, net	(0.4)	(0.7)	-

Effective tax rate	25.8%	27.0%	26.4%

The slight decrease in the effective tax rate in 2015 compared to 2014 primarily reflects lower taxable income in 2015, partially offset by lower interest income arising from municipal bond securities.

The slightly higher effective tax rate in 2014 compared to 2013 primarily reflects higher taxable income in 2014 relative to a fairly steady level of tax-exempt interest income arising from municipal bond securities.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	($ in millions)
Deferred tax assets:
Loss and LAE reserves	$ 242.7	$ 288.9
Minimum tax credit carry forward	110.2	146.3
Compensation accruals	161.9	149.6
Unearned premiums	134.0	116.6
OTTI losses	21.9	20.8
Foreign tax credit carry forward	-	8.4
State net operating loss carry forward	17.9	16.6
Other	167.2	139.9

Gross deferred tax assets before valuation allowance	855.8	887.1
Valuation allowance	(17.9)	(16.6)

Gross deferred tax assets	837.9	870.5

Deferred tax liabilities:
Net unrealized gains on investments	120.8	239.1
Deferred acquisition costs	146.8	123.6
Purchase accounting adjustments	43.8	60.1
Other	58.1	58.1

Gross deferred tax liabilities	369.5	480.9

Net deferred tax assets	$ 468.4	$ 389.6

A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2015 and 2014, Alleghany recognized $17.9 million and $16.6 million, respectively, of deferred tax assets for certain state net operating and capital loss carryovers, and a valuation allowance of $17.9 million and $16.6 million, respectively, has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

The Internal Revenue Code provides for limits on the utilization of certain tax benefits following a corporate ownership change. Upon the closing of the merger with TransRe, TransRe was subject to an annual limitation on its ability to use its foreign tax credit carryforwards and its minimum tax credit carryforwards. The total amount of foreign tax credit carryforwards and minimum tax credit carryforwards that were available prior to the merger are not diminished by this provision. The limitation provides for an annual limit on the amount of the carryforwards that can be used each year. The unused carryovers are available to be used in subsequent years, subject to the annual limitation. The annual limitation is estimated at approximately $42.7 million.

Alleghany’s income tax returns are currently under examination by the Internal Revenue Service for the 2012, 2013 and 2014 tax years. TransRe’s income tax returns, which all relate to periods prior to the merger with Alleghany, are currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2015

Major Tax Jurisdiction	Open Tax Years
Australia	2011-2014
Canada	2011-2014
France	2009-2010 and 2012-2014
Germany	2013-2014
Hong Kong	2014
Japan	2010-2014
Switzerland	2014
U.K	2013-2014
U.S.	2007-2014

Alleghany believes that, as of December 31, 2015, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There was no material liabilities for interest or penalties accrued as of December 31, 2015.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, the Alleghany Board of Directors authorized a program to repurchase shares of Common Stock, at such times and at prices as management determined advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). In July 2014, the Alleghany Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. In November 2015, the Alleghany Board of Directors authorized, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Pursuant to the 2014 Repurchase Program and the 2012 Repurchase Program, Alleghany repurchased shares of Common Stock in 2015, 2014 and 2013 as follows:

	Years Ended December 31,
	2015	2014	2013
Shares repurchased	520,466	732,391	113,160
Cost of shares repurchased (in millions)	$243.8	$300.5	$40.4
Average price per share repurchased	$468.45	$410.27	$356.92

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during 2015 and 2014 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2015	$ 455.4	$ (89.2)	$ (12.6)	$ 353.6
Other comprehensive (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(154.8)	(14.8)	1.0	(168.6)
Reclassifications from accumulated other comprehensive income	(68.7)	-	-	(68.7)

Total	(223.5)	(14.8)	1.0	(237.3)

Balance as of December 31, 2015	$ 231.9	$ (104.0)	$ (11.6)	$ 116.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2014	$ 238.4	$ (49.3)	$ (2.2)	$ 186.9
Other comprehensive income, net of tax:
Other comprehensive income (loss) before reclassifications	360.1	(39.9)	(10.4)	309.8
Reclassifications from accumulated other comprehensive income	(143.1)	-	-	(143.1)

Total	217.0	(39.9)	(10.4)	166.7

Balance as of December 31, 2014	$ 455.4	$ (89.2)	$ (12.6)	$ 353.6

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2015 and 2014 were as follows:

Accumulated Other Comprehensive Income Component		Year Ended December 31,
	Line in Consolidated Statement of Earnings	2015	2014
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$ (239.7)	$ (256.5)
	Other than temporary impairment losses	133.9	36.3
	Income taxes	37.1	77.1

Total reclassifications:	Net earnings	$ (68.7)	$ (143.1)

(1)	For 2015, excludes a $25.8 million realized capital loss related to a non-cash impairment charge related to a write-off of Alleghany’s investment in ORX. For 2014, excludes a $9.4 million realized capital loss on the early redemption of the 2015 Senior Notes (see Note 8(b) for additional information).

(c) Regulations and Dividend Restrictions

As of December 31, 2015, approximately $6.2 billion of Alleghany’s total equity of $7.6 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $1.4 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent company level, and as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2015.

The ability of Alleghany’s reinsurance and insurance subsidiaries to pay dividends or other distributions is subject to the laws and regulations applicable to each subsidiary, as well as each subsidiary’s need to maintain capital requirements adequate to maintain its operations and financial strength ratings issued by independent rating agencies.

In the United States, Alleghany’s reinsurance and insurance subsidiaries are subject to insurance laws and regulations that restrict the amount and timing of dividends they may pay without the prior approval of regulatory authorities. Under the insurance holding company laws and regulations, Alleghany’s reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution, or pay a dividend except out of earned surplus, without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater (or, in some jurisdictions, the lesser) of (i) 10 percent of the insurer’s statutory surplus as of the end of the prior calendar year, and (ii) the adjusted statutory net investment income during the prior calendar year.

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

A summary of dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2015, 2014 and 2013 follows:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
TransRe(1)	$ 250.0	$ 300.0	$ 150.0
RSUI	150.0	225.0	100.0
CapSpecialty	-	-	15.0

Total	$ 400.0	$ 525.0	$ 265.0

(1)	In 2015, Transatlantic Reinsurance Company (“TRC”) paid dividends of $400.0 million to the TransRe holding company, of which $250.0 million was in turn paid to Alleghany. In 2014, TRC paid dividends of $400.0 million to the TransRe holding company, of which $300.0 million was in turn paid to Alleghany. In 2013, TRC paid dividends of $200.0 million to the TransRe holding company, of which $150.0 million was in turn paid to Alleghany.

As of December 31, 2015, a maximum amount of $81.7 million was available for dividends by TRC without prior approval of the applicable regulatory authorities.

The statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $741.0 million and $786.5 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $6.6 billion and $6.6 billion, respectively. As of December 31, 2015, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to actual statutory capital and surplus.

11. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$560.3	$679.2	$628.4
Adjustment related to redeemable noncontrolling interests	(2.6)	-	-

Income available to common stockholders for basic earnings per share	557.7	679.2	628.4
Effect of dilutive securities	0.1	-	-

Income available to common stockholders for diluted earnings per share	$557.8	$679.2	$628.4

Weighted average common shares outstanding applicable to basic earnings per share	15,871,055	16,405,388	16,786,608
Effect of dilutive securities	8,046	-	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,879,101	16,405,388	16,786,608

77,441, 72,528 and 73,072 contingently issuable shares were potentially available during 2015, 2014 and 2013, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

12. Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Indemnification Obligations

On July 14, 2005, Alleghany completed the sale of its world-wide industrial minerals business, World Minerals, Inc. (“World Minerals”), to Imerys USA, Inc. (the “Purchaser”), a wholly-owned subsidiary of Imerys, S.A., pursuant to a Stock Purchase Agreement, dated as of May 19, 2005, by and among the Purchaser, Imerys, S.A. and Alleghany (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties set forth in the Stock Purchase Agreement, and a special indemnification related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership (the “Alleghany Period”). Under the terms of the Stock Purchase Agreement, with respect to products liability claims arising in respect of events occurring during the period prior to the Alleghany Period, Alleghany will provide indemnification at a rate of 100.0 percent for the first $100.0 million of losses arising from such claims, and at a rate of 50.0 percent for the next $100.0 million of such losses, so that Alleghany’s maximum indemnification obligation in respect of products liability claims relating to such period of time is $150.0 million. This indemnification obligation will expire on July 31, 2016. The Stock Purchase Agreement provides that Alleghany has no responsibility for products liability claims arising in respect of events occurring after July 14, 2005, and that any products liability claims involving both pre-closing and post-closing periods will be apportioned on an equitable basis.

(c) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2031. Rent expense was $34.0 million, $33.8 million and $28.8 million in 2015, 2014 and 2013, respectively. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2015 were as follows:

Year	Aggregate Minimum Lease Payments
($ in millions)
2016	$35.1
2017	33.0
2018	31.2
2019	28.7
2020	26.1
2021 and thereafter	138.8

(d) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. As of December 31, 2015 and 2014, such gross and net reserves were as follows:

	December 31, 2015		December 31, 2014
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$174.9	$168.4	$593.5	$438.3
CapSpecialty	8.7	8.6	9.2	9.1

Total	$183.6	$177.0	$602.7	$447.4

The reserves carried for such claims, including the incurred but not reported portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which, prior to the Commutation Agreement, represented the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(e) Energy Holdings

As of December 31, 2015, Alleghany had holdings in energy sector businesses of $551.7 million, comprised of $274.6 million of debt securities, $71.1 million of equity securities and $206.0 million of Alleghany’s equity attributable to SORC.

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

The primary components of corporate activities are Alleghany Properties, SORC, Bourn & Koch, Alleghany’s investments in Homesite (prior to its sale on December 31, 2013) and ORX and other activities at the parent level. Beginning August 30, 2013, July 31, 2014 and October 31, 2015, corporate activities also includes the operating results of Kentucky Trailer, Alleghany’s investment in Jazwares, and IPS, respectively.

In addition, corporate activities include interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the Senior Notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s Senior Notes can be found in Note 8.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for 2015, 2014 and 2013 are shown in the tables below:

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,171.9	$2,490.2	$3,662.1	$1,148.4	$236.6	$103.1	$1,488.1	$5,150.2	$(28.0)	$5,122.2
Net premiums written	953.6	2,433.7	3,387.3	779.4	220.6	101.9	1,101.9	4,489.2	-	4,489.2
Net premiums earned	887.4	2,228.1	3,115.5	809.8	205.0	100.0	1,114.8	4,230.3	-	4,230.3
Net loss and LAE	292.1	1,426.6	1,718.7	428.8	115.7	76.6	621.1	2,339.8	-	2,339.8
Commissions, brokerage and other underwriting expenses(3)	295.6	774.2	1,069.8	222.9	94.3	36.9	354.1	1,423.9	-	1,423.9

Underwriting profit (loss)(4)	$299.7	$27.3	$327.0	$158.1	$(5.0)	$(13.5)	$139.6	466.6	-	466.6

Net investment income								427.6	11.2	438.8
Net realized capital gains								242.6	(28.7)	213.9
Other than temporary impairment losses								(125.5)	(8.4)	(133.9)
Other income								6.5	243.9	250.4
Other operating expenses								80.4	261.9	342.3
Corporate administration								0.9	45.6	46.5
Amortization of intangible assets								(5.3)	3.1	(2.2)
Interest expense								38.3	53.5	91.8

Earnings (losses) before income taxes								$903.5	$(146.1)	$757.4

Year Ended December 31, 2014	Reinsurance Segment			Insurance Segment
	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,205.4	$2,394.7	$3,600.1	$1,242.1	$212.7	$70.5	$1,525.3	$5,125.4	$(28.8)	$5,096.6
Net premiums written	1,073.4	2,336.7	3,410.1	825.5	192.4	69.5	1,087.4	4,497.5	-	4,497.5
Net premiums earned	1,048.6	2,282.1	3,330.7	828.2	184.4	67.3	1,079.9	4,410.6	-	4,410.6
Net loss and LAE	423.2	1,486.0	1,909.2	427.3	103.0	55.0	585.3	2,494.5	-	2,494.5
Commissions, brokerage and other underwriting expenses(3)	319.3	757.2	1,076.5	220.8	92.0	32.0	344.8	1,421.3	-	1,421.3

Underwriting profit (loss)(4)	$306.1	$38.9	$345.0	$180.1	$(10.6)	$(19.7)	$149.8	494.8	-	494.8

Net investment income								448.9	11.0	459.9
Net realized capital gains								230.0	17.1	247.1
Other than temporary impairment losses								(36.3)	-	(36.3)
Other income								4.0	146.5	150.5
Other operating expenses								85.7	167.0	252.7
Corporate administration								1.3	45.8	47.1
Amortization of intangible assets								(6.1)	0.4	(5.7)
Interest expense								46.8	43.2	90.0

Earnings (losses) before income taxes								$1,013.7	$(81.8)	$931.9

Year Ended December 31, 2013	Reinsurance Segment			Insurance Segment
	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,129.9	$2,293.1	$3,423.0	$1,261.6	$182.8	$42.0	$1,486.4	$4,909.4	$(23.1)	$4,886.3
Net premiums written	988.4	2,259.6	3,248.0	827.2	171.4	40.8	1,039.4	4,287.4	-	4,287.4
Net premiums earned	989.2	2,289.5	3,278.7	764.0	157.6	38.9	960.5	4,239.2	-	4,239.2
Net loss and LAE	316.5	1,609.9	1,926.4	404.2	104.5	44.2	552.9	2,479.3	-	2,479.3
Commissions, brokerage and other underwriting expenses(3)	293.3	725.0	1,018.3	208.9	84.1	27.9	320.9	1,339.2	-	1,339.2

Underwriting profit (loss)(4)	$379.4	$(45.4)	$334.0	$150.9	$(31.0)	$(33.2)	$86.7	420.7	-	420.7

Net investment income								415.2	50.5	465.7
Net realized capital gains								197.7	34.4	232.1
Other than temporary impairment losses								(44.0)	-	(44.0)
Other income								1.8	76.9	78.7
Other operating expenses								83.7	81.2	164.9
Corporate administration								-	36.1	36.1
Amortization of intangible assets								10.0	0.2	10.2
Interest expense								49.4	37.4	86.8

Earnings before income taxes								$848.3	$6.9	$855.2

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Includes amortization associated with deferred acquisition costs of $1,024.5 million, $1,042.0 million and $973.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other income, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Foreign operations

Information associated with Alleghany’s foreign operations in its reinsurance segment (representing the vast majority of Alleghany’s foreign operations), is as follows:

•	Foreign gross premiums written in 2015, 2014 and 2013 were approximately $1.6 billion, $1.7 billion and $1.6 billion, respectively.

•	Foreign net premiums earned in 2015, 2014 and 2013 were approximately $1.4 billion, $1.5 billion and $1.6 billion, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the U.K. Net premiums earned by operations in the U.K. in 2015, 2014 and 2013 were $640.4 million, $654.8 million and $661.2 million, respectively.

(d) Identifiable assets and equity

As of December 31, 2015, the identifiable assets of the reinsurance segment, insurance segment and corporate activities were $15.6 billion, $6.3 billion and $1.0 billion, respectively, of which cash and invested assets represented $13.2 billion, $4.8 billion and $0.4 billion, respectively. As of December 31, 2015, Alleghany’s equity attributable to the reinsurance segment, insurance segment and corporate activities was $5.2 billion, $2.6 billion and ($0.2) billion, respectively.

Included in corporate activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $36.3 million of borrowings by Kentucky Trailer as of December 31, 2015 related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities.

(e) Concentration

Three large international brokers accounted for approximately 26 percent, 20 percent and 10 percent in 2015, approximately 29 percent, 22 percent and 11 percent in 2014 and approximately 27 percent, 22 percent and 11 percent in 2013, of gross premiums written in the reinsurance segment.

14. Long-Term Compensation Plans

(a) Parent-Level

As of December 31, 2015, Alleghany had long-term compensation plans for parent company level employees and directors. Parent company level, long-term compensation plans to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards. Parent company level, long-term compensation payments to non-employee directors consist of annual awards of restricted stock and restricted stock units.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for parent company level employees and directors were $19.7 million, $21.2 million and $18.7 million in 2015, 2014 and 2013, respectively. The amount of related income tax benefit recognized as income in the consolidated statements of earnings and comprehensive income with respect to these plans was $6.9 million, $7.4 million and $6.5 million in 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013, $4.7 million, $4.5 million and $6.4 million of Common Stock at fair market value, respectively, and $10.9 million, $7.6 million and $16.3 million of cash, respectively, was paid by Alleghany under these plans for parent company level employees and directors. As noted above, as of December 31, 2015 and December 31, 2014, all outstanding awards were accounted for under the fair-value-based method of accounting.

A summary of the parent company level, long-term compensation plans is as follows:

Director Restricted Stock Plans

The automatic annual grant to each non-employee director consists of either restricted stock or restricted stock units, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2015.

Alleghany Long-Term Incentive Plans

In February 2012, Alleghany adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”), which was approved by Alleghany stockholders in April 2012. Awards under the 2012 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock and options to purchase shares of Common Stock, including options intended to qualify as incentive stock options under the Internal Revenue Code, and options not intended to so qualify. Under the 2012 LTIP, the following types of awards were outstanding as of December 31, 2015:

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

(b) TransRe Book Value Unit Plan and Mid-Term Incentive Plan

TransRe has a Book Value Unit Plan and a Mid-Term Incentive Plan (collectively, the “TransRe Plans”) for the purpose of providing incentives to key employees of TransRe. Under the TransRe Plans, book value units (“BVUs”) and mid-term incentive plan (“MTIP”) awards are issued. BVUs and MTIP awards may only be settled in cash. The fair value of each BVU is calculated as stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. Pursuant to the terms of the merger with TransRe, certain restricted stock units granted by TransRe prior to the merger and held by current or former employees were converted into BVUs. BVUs have vesting dates of up to approximately the fourth anniversary of the date of grant, with converted restricted stock units retaining their pre-conversion vesting dates. The fair value of MTIP awards is calculated based on underwriting results compared to specified targets. MTIP awards have vesting dates of approximately the second anniversary of the date of grant. The BVUs and MTIP awards contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2015, 2014 and 2013, TransRe recorded $54.9 million, $55.3 million and $52.2 million, respectively, in compensation expense and a deferred tax benefit of $19.2 million, $19.4 million and $18.3 million, respectively, related to the TransRe Plans.

(c) RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2015, 2014 and 2013 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2015, 2014 and 2013, RSUI recorded $22.7 million, $28.2 million and $27.9 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $7.9 million, $9.9 million and $9.8 million, respectively, related to the compensation expense was recorded.

(d) Other Subsidiary Plans

Long-term incentive plans exist at certain other subsidiaries for the purpose of providing equity-like incentives to key employees. The awards under such plans were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2015.

15. Employee Retirement Benefit Plans

(a) Overview

Alleghany and certain of its subsidiaries provide a variety of retirement benefits. Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its parent company level officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, some of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.

Alleghany has endorsement split-dollar life insurance policies for its parent company level officers that are effective during employment, as well as retirement. Premiums are paid by Alleghany, and death benefits are split between Alleghany and the beneficiaries of the officers. Death benefits for current employees that inure to the beneficiaries are generally equal to four times the annual salary at the time of an officer’s death. After retirement, death benefits that inure to the beneficiaries are generally equal to the annual salary of the officer as of the date of retirement.

In addition, Alleghany has defined benefit pension and, prior to September 30, 2013, retiree health plans for parent company level employees, and TransRe has defined benefit pensions plans for certain of its employees, as further described below.

These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2015.

(b) Parent-Level

Alleghany has an unfunded, noncontributory defined benefit pension plan for parent company level executives and a funded, noncontributory defined benefit pension plan for parent company level employees. Prior to September 30, 2013, Alleghany also had two unfunded retiree health plans, one for parent company level executives and one for parent company level employees. On July 16, 2013, the Alleghany Board of Directors

decided to: (i) freeze the benefits associated with the unfunded, noncontributory defined benefit pension plan for parent company level executives, effective December 31, 2013; and (ii) terminate both retiree health plans, effective September 30, 2013. The funded, noncontributory defined benefit pension plan for parent company level employees is unaffected. As a result of these decisions, Alleghany recorded a pre-tax $8.8 million reduction to corporate administration expense in 2013.

The projected benefit obligations of the defined benefit pension plans as of December 31, 2015 and 2014 was $28.2 million and $28.0 million, respectively, and the related fair value of plan assets was $2.5 million and $2.5 million, respectively.

(c) TransRe

TransRe has an unfunded, noncontributory defined benefit plan and a funded noncontributory defined benefit plan for certain of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009. As of December 31, 2015 and 2014, the projected benefit obligation was $63.0 million and $66.2 million, respectively, and the related fair value of plan assets was $46.7 million and $49.2 million, respectively.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2015 and 2014 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share data)
2015
Revenues	$1,157.6	$1,300.5	$1,189.1	$1,352.4
Net earnings(1)	125.2	182.5	96.5	156.1
Basic earnings per share of Common Stock(1)(2)	7.82	11.41	6.07	9.86

2014
Revenues	$1,286.6	$1,291.2	$1,351.9	$1,302.1
Net earnings(1)	204.9	149.0	186.3	139.1
Basic earnings per share of Common Stock(1)(2)	12.28	9.06	11.40	8.61

(1)	Attributable to Alleghany stockholders.
(2)	Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alleghany Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alleghany Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Alleghany Corporation and subsidiaries and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 23, 2016

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2015, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 174 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Corporate Governance — Board of Directors,” “Corporate Governance — Committees of the Board of Directors,” “Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 22, 2016, or our “2016 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Proposal 1. Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” and “Securities Ownership of Directors and Executive Officers” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	184,379	(2)	$306.65	(3)	517,813	(4)
Equity compensation plans not approved by security holders	-		-		-

Total	184,379		$306.65		517,813

(1)	These equity compensation plans consist of: (i) the 2005 Directors’ Stock Plan (the “2005 Directors’ Plan”); (ii) the Amended and Restated 2010 Directors’ Stock Plan (the “2010 Directors’ Plan”); (iii) the 2015 Directors’ Stock Plan (the “2015 Directors’ Plan”); (iv) the 2007 Long-Term Incentive Plan (the “2007 LTIP”); and (v) the 2012 Long-Term Incentive Plan (the “2012 LTIP”). The 2005 Directors’ Plan expired on December 31, 2009 and the 2010 Directors’ Plan expired on April 23, 2015.
(2)

This amount includes: (i) 9,075 outstanding stock options issued to directors under the 2005 Directors’ Plan; (ii) 10,560 outstanding stock options issued to directors under the 2010 Directors’ Plan; (iii) 1,852 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan; (iv) 6,523 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan; (v) 2,023 outstanding restricted stock units issued under the 2015 Directors’ Plan; (vi) 34,584 outstanding performance shares issued under the 2007 LTIP assuming payouts at maximum; (vii) 105,773 outstanding performance shares awarded under the 2012 LTIP assuming payouts at maximum; (viii) 9,026 outstanding restricted stock units issued under the 2012 LTIP; and (ix) 4,963 outstanding restricted stock units awarded under the 2012 LTIP as a matching grant (the “Matching Grant Restricted Stock Units”). Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan, the 2010 Directors’ Plan and the 2015 Directors’ Plan (the “Director

Restricted Stock Units”), are paid out in Common Stock, with one share of Common Stock being paid for each Director Restricted Stock Unit. Matching Grant Restricted Stock Units are paid out in cash and/or Common Stock, at the discretion of the Compensation Committee, with one share of Common Stock or, if payment is made in cash, the market value of one share of Common Stock on the payment date, being paid for each Matching Grant Restricted Stock Unit. Performance shares outstanding under the 2007 LTIP and 2012 LTIP are paid, at the end of a four-year award period, in a maximum amount equal to one and one-half shares of Common Stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of Common Stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in cash and/or Common Stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).
(3)	The weighted-average exercise price is based upon the weighted-average exercise price of the outstanding director stock options issued under the 2005 Directors’ Plan and the 2010 Directors’ Plan.
(4)	This amount does not include: (i) 577,026 shares of Common Stock that remained available for issuance under the 2002 Long-Term Incentive Plan upon its expiration on December 31, 2006; (ii) 188,227 shares of Common Stock that remained available for issuance under the 2007 LTIP upon its expiration on April 27, 2012; (iii) 27,485 shares of Common Stock that remained available for issuance under the 2005 Directors’ Plan upon its expiration on December 31, 2009, since no further awards of Common Stock may be made under such plan; or (iv) 30,444 shares of Common Stock that remained available for issuance under the 2010 Directors’ Plan upon its expiration, since no since no further awards of Common Stock may be made under such plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance — Director Independence,” and “Corporate Governance — Related Party Transactions” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 2. Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2016” in our 2016 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2015, 2014 and 2013, are set forth on pages 128 through 174 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2015, 2014 and 2013, are set forth on pages 181 through 191 of this Form 10-K.

3. Exhibits.

See the Exhibit Index beginning on page 192 of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)
Date: February 23, 2016	By:	/s/ WESTON M. HICKS
Weston M. Hicks President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2016	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli Vice President (principal accounting officer)

Date: February 23, 2016	By:	/s/ STEPHEN P. BRADLEY
Stephen P. Bradley Director

Date: February 23, 2016	By:	/s/ KAREN BRENNER
Karen Brenner Director

Date: February 23, 2016	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale Director

Date: February 23, 2016	By:	/s/ JOHN G. FOOS
John G. Foos Director

Date: February 23, 2016	By:	/s/ WESTON M. HICKS
Weston M. Hicks President and Director (principal executive officer)

Date: February 23, 2016	By:	/s/ THOMAS S. JOHNSON
Thomas S. Johnson Director

Date: February 23, 2016	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby Chairman of the Board and Director

Date: February 23, 2016	By:	/s/ WILLIAM K. LAVIN
William K. Lavin Director

Date: February 23, 2016	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau Director

Date: February 23, 2016	By:	/s/ JOHN L. SENNOTT, JR.
John L. Sennott, Jr. Senior Vice President (principal financial officer)

Date: February 23, 2016	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the consolidated financial statements of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 23, 2016 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in the accompanying Index to the financial statement schedules of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 23, 2016

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2015

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
		($ in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$1,086.8	$1,074.7	$1,074.7
Municipal bonds	4,213.6	4,339.6	4,339.6
Foreign government obligations	924.1	941.4	941.4
U.S. corporate bonds	2,201.3	2,176.7	2,176.7
Foreign corporate bonds	1,219.0	1,230.3	1,230.3
Mortgage and asset-backed securities:
RMBS	1,255.1	1,253.4	1,253.4
CMBS	1,024.8	1,023.4	1,023.4
Other asset-backed securities	1,605.2	1,566.5	1,566.5

Fixed maturities	13,529.9	13,606.0	13,606.0

Equity securities:
Common stocks:
Public utilities	-	-	-
Banks, trust and insurance companies	286.9	313.2	313.2
Industrial, miscellaneous and all other	2,454.1	2,692.7	2,692.7
Nonredeemable preferred stocks	-	-	-

Equity securities	2,741.0	3,005.9	3,005.9

Commercial mortgage loans	177.9	177.9	177.9
Other invested assets	676.8	676.8	676.8
Short-term investments	365.8	365.8	365.8

Total investments	$17,491.4	$17,832.4	$17,832.4

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2015 and 2014

	2015	2014
	($ in thousands)
Assets
Equity securities (cost: 2015 – $217,039; 2014 – $47,387)	$216,776	$49,432
Debt securities (amortized cost: 2015 – $31,746; 2014 – $70,282)	30,483	71,262
Short-term investments	83,135	152,943
Cash	2,477	10,535
Property and equipment at cost, net of accumulated depreciation and amortization	259	498
Other assets	25,744	24,694
Net deferred tax assets	45,775	41,803
Investment in subsidiaries	8,325,073	8,241,843

Total assets	$8,729,722	$8,593,010

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Senior notes	$997,245	$997,025
Other liabilities	110,058	101,081
Current taxes payable	41,993	12,860

Total liabilities	1,149,296	1,110,966

Redeemable noncontrolling interest	25,719	8,616

Stockholders’ equity attributable to Alleghany stockholders	7,554,707	7,473,428

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$8,729,722	$8,593,010

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2015	2014	2013
	($ in thousands)

Revenues
Net investment income	$5,800	$8,169	$7,540
Net realized capital gains	(9,088)	14,349	(4,769)
Other than temporary impairment losses	(2,388)	-	-
Other income	218	265	188

Total revenues	(5,458)	22,783	2,959

Costs and Expenses
Interest expense	52,056	42,310	37,302
Corporate administration	45,573	45,741	36,111

Total costs and expenses	97,629	88,051	73,413

Operating (losses)	(103,087)	(65,268)	(70,454)
Equity in earnings of consolidated subsidiaries	860,455	997,177	925,690

Earnings before income taxes	757,368	931,909	855,236
Income taxes	195,173	251,777	225,882

Net earnings	562,195	680,132	629,354
Net earnings attributable to noncontrolling interest	1,880	893	933

Net earnings attributable to Alleghany stockholders	$560,315	$679,239	$628,421

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2015	2014	2013
	($ in thousands)
Cash flows from operating activities
Net earnings	$562,195	$680,132	$629,354

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Equity in undistributed net (earnings) losses of consolidated subsidiaries	(628,747)	(722,445)	(674,337)
Depreciation and amortization	1,949	1,845	1,920
Net realized capital (gains) losses	9,088	(14,349)	4,769
Other than temporary impairment losses	2,388	-	-
Increase (decrease) in other liabilities and taxes payable	38,065	22,654	11,737

Net adjustments	(577,257)	(712,295)	(655,911)

Net cash (used in) provided by operating activities	(15,062)	(32,163)	(26,557)

Cash flows from investing activities
Purchases of debt securities	-	-	-
Purchases of equity securities	(440,143)	(226,418)	-
Sales of debt securities	39,548	-	218,657
Maturities and redemptions of debt securities	89	121	1,078
Sales of equity securities	256,502	216,951	125,724
Net (purchase) sale in short-term investments	69,808	(74,842)	(59,247)
Purchases of property and equipment	(4)	(158)	(243)
Other, net	259	383	15,910

Net cash (used in) provided by investing activities	(73,941)	(83,963)	301,879

Cash flows from financing activities
Proceeds from issuance of senior notes	-	297,942	-
Debt issue costs paid	-	(3,625)	-
Treasury stock acquisitions	(243,814)	(300,478)	(40,389)
Capital contributions to consolidated subsidiaries	(175,635)	(453,551)	(429,371)
Distributions from consolidated subsidiaries	497,283	566,723	218,800
Other, net	3,111	2,294	(8,385)

Net cash provided by (used in) financing activities	80,945	109,305	(259,345)

Effect of exchange rate changes on cash	-	-	-

Net (decrease) increase in cash	(8,058)	(6,821)	15,977
Cash at beginning of period	10,535	17,356	1,379

Cash at end of period	$2,477	$10,535	$17,356

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$51,620	$36,675	$36,675
Income taxes paid (refunds received)	(8,523)	221,309	78,293

See accompanying Notes to Condensed Financial Statements

Notes to Condensed Financial Statements

ALLEGHANY CORPORATION

1. Investment in Consolidated Subsidiaries. Reference is made to Note 1 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

6. Credit Agreement. Reference is made to Note 7 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

7. Long-Term Compensation Plans. Reference is made to Note 14 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

8. Employee Retirement Benefit Plans. Reference is made to Note 15 to the Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,

Year	Line of Business	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
($ in millions)

2015	Property and Casualty Insurance	$ 419.4	$ 10,779.2	$ 2,076.1	$ -	$ 4,230.3	$ 427.6	$ 2,339.8	$ 1,024.5	$ 399.4	$ 4,489.2

2014	Property and Casualty Insurance	$ 353.2	$ 11,597.2	$ 1,834.2	$ -	$ 4,410.6	$ 448.9	$ 2,494.5	$ 1,042.0	$ 379.3	$ 4,497.5

2013	Property and Casualty Insurance	$ 334.7	$ 11,952.5	$ 1,765.6	$ -	$ 4,239.2	$ 415.2	$ 2,479.3	$ 973.5	$ 365.7	$ 4,287.4

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year ended December 31,

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
			($ in millions)
2015	Property and casualty	$ 1,515.9	$ 688.9	$ 3,403.3	$ 4,230.3	80.5%

2014	Property and casualty	$ 1,517.0	$ 646.9	$ 3,540.5	$ 4,410.6	80.3%

2013	Property and casualty	$ 1,372.2	$ 592.6	$ 3,459.6	$ 4,239.2	81.6%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
		($ in millions)
2015	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.4	$1.1	$-	$0.7	$0.8

2014	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.5	$0.6	$-	$0.7	$0.4

2013	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.4	$0.6	$-	$0.5	$0.5

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,

		Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Year	Line of Business							Current Year	Prior Year
		($ in millions)
2015	Property and Casualty Insurance	$419.4	$10,779.2	$-	$2,076.1	$4,230.3	$427.6	$2,555.3	$(215.5)	$1,024.5	$2,808.0	$4,489.2

2014	Property and Casualty Insurance	$353.2	$11,597.2	$-	$1,834.2	$4,410.6	$448.9	$2,709.7	$(215.2)	$1,042.0	$2,698.9	$4,497.5

2013	Property and Casualty Insurance	$334.7	$11,952.5	$-	$1,765.6	$4,239.2	$415.2	$2,682.3	$(203.0)	$973.5	$2,755.3	$4,287.4

EXHIBIT INDEX

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of November 20, 2011, by and among Alleghany, Transatlantic Holdings, Inc. and Shoreline Merger Sub, LLC filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on November 21, 2011, is incorporated herein by reference.

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

3.03	Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany filed as Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 22, 2009, is incorporated herein by reference.

4.01†	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

4.02	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.03	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.04	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

4.05	Third Supplemental Indenture, dated as of September 9, 2014, by and between Alleghany Corporation and the Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated therein by reference.

*10.01	Alleghany 2010 Management Incentive Plan, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on April 26, 2010, is incorporated herein by reference.

*10.02	Alleghany 2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.03	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of December 31, 2014.

*10.04	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

Exhibit Number	Description

*10.05(a)	Alleghany 2012 Long-Term Incentive Plan, adopted and effective April 27, 2012, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 16, 2012 is incorporated herein by reference.

*10.05(b)	Form of Performance Share Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.05(c)	Form of Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(c) to Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.06	Alleghany Retirement Plan, as amended, effective December 31, 2015.

*10.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.08	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.09(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.09(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.09(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.10	Alleghany Amended and Restated 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is incorporated herein by reference.

*10.11	Alleghany 2015 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.12(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(c)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

*10.13	Letter Agreement, dated as of November 20, 2011, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

Exhibit Number	Description

*10.14	Restricted Stock Unit Matching Grant Agreement dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.15	Success Shares Award Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.16	Letter Agreement, dated as of February 21, 2013, between Alleghany Corporation and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on February 26, 2013, is incorporated herein by reference.

*10.17	Letter Agreement, dated as of February 21, 2013, between Alleghany Corporation and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on February 26, 2013, is incorporated herein by reference.

10.18(a)	Asset Purchase Agreement dated as of July 1, 1991 among Celite Holdings Corporation, Celite Corporation and Manville Sales Corporation (the “Celite Asset Purchase Agreement”), filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.18(b)	List of Contents of Exhibits and Schedules to the Celite Asset Purchase Agreement, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.18(c)	Amendment No. 1 dated as of July 31, 1991 to the Celite Asset Purchase Agreement, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.18(d)	Amendment No. 2 dated as of May 11, 2006 to the Celite Asset Purchase Agreement, filed as Exhibit 10.4 to Alleghany’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

10.19	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.20	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

Exhibit Number	Description

10.22(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.22(b)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.23(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.23(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.24(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.24(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.25(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.26(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.26(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.27(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.27(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.28(a)	Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.28(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.29(a)	Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.29(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.30(a)	Stock Purchase Agreement, dated as of May 19, 2005, by and among Imerys USA, Inc., Imerys, S.A. and Alleghany (the “Imerys Stock Purchase Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference.

10.30(b)	List of Contents of Exhibits and Schedules to the Imerys Stock Purchase Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on May 23, 2005, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.31(a)	Credit Agreement, dated as of October 15, 2013, among the Company, the lenders which are signatories thereto and U.S. Bank National Association, as administrative agent for the Lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on October 21, 2013, is incorporated herein by reference.

Exhibit Number	Description

10.31(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on October 21, 2013, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of Alleghany.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Management contract or a compensatory plan or arrangement.
†	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt securities of Alleghany and its consolidated subsidiaries are not filed because the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of Alleghany and its subsidiaries on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.