Form 10-Q
period 2016-03-31
ALLEGHANY CORP /DE
filed 2016-05-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

15,438,632 SHARES, PAR VALUE $1.00 PER SHARE, AS OF MAY 1, 2016

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2016 – $2,637,787; 2015 – $2,740,984)	$2,889,055	$3,005,908
Debt securities (amortized cost: 2016 – $13,385,266; 2015 – $13,529,923)	13,618,212	13,605,963
Short-term investments	493,614	365,810

	17,000,881	16,977,681
Commercial mortgage loans	279,906	177,947
Other invested assets	694,607	676,811

Total investments	17,975,394	17,832,439
Cash	509,743	475,267
Accrued investment income	114,681	115,313
Premium balances receivable	755,811	752,103
Reinsurance recoverables	1,203,188	1,249,948
Ceded unearned premiums	190,366	190,368
Deferred acquisition costs	449,645	419,448
Property and equipment at cost, net of accumulated depreciation and amortization	99,958	101,306
Goodwill	141,015	141,015
Intangible assets, net of amortization	209,704	212,790
Current taxes receivable	31,030	12,129
Net deferred tax assets	344,294	468,440
Other assets	1,030,514	868,513

Total assets	$23,055,343	$22,839,079

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$10,758,730	$10,799,242
Unearned premiums	2,170,059	2,076,061
Senior Notes	1,383,572	1,383,086
Reinsurance payable	88,164	69,297
Other liabilities	857,216	930,967

Total liabilities	15,257,741	15,258,653

Redeemable noncontrolling interests	25,866	25,719

Common stock (shares authorized: 2016 and 2015 – 22,000,000; shares issued: 2016 and 2015 – 17,459,961)	17,460	17,460
Contributed capital	3,611,715	3,611,631
Accumulated other comprehensive income	229,376	116,273
Treasury stock, at cost (2016 – 2,022,329 shares; 2015 – 1,915,884 shares)	(798,447)	(747,784)
Retained earnings	4,711,632	4,557,127

Total stockholders’ equity attributable to Alleghany stockholders	7,771,736	7,554,707

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$23,055,343	$22,839,079

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,221,565	$1,017,171
Net investment income	104,863	113,382
Net realized capital gains	35,893	43,151
Other than temporary impairment losses	(20,759)	(52,281)
Other revenue	137,388	36,200

Total revenues	1,478,950	1,157,623

Costs and Expenses
Net loss and loss adjustment expenses	664,644	546,916
Commissions, brokerage and other underwriting expenses	406,733	343,609
Other operating expenses	162,164	67,405
Corporate administration	9,734	12,678
Amortization of intangible assets	3,085	(1,660)
Interest expense	20,269	23,092

Total costs and expenses	1,266,629	992,040

Earnings before income taxes	212,321	165,583
Income taxes	57,668	40,163

Net earnings	154,653	125,420
Net earnings attributable to noncontrolling interest	148	211

Net earnings attributable to Alleghany stockholders	$154,505	$125,209

Net earnings	$154,653	$125,420
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $54,981 and $33,141 for 2016 and 2015, respectively	102,107	61,548
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($5,297) and $3,196 for 2016 and 2015, respectively	(9,837)	5,935
Change in unrealized currency translation adjustment, net of deferred taxes of $11,077 and ($5,791) for 2016 and 2015, respectively	20,571	(10,755)
Retirement plans	262	(522)

Comprehensive income	267,756	181,626
Comprehensive income attributable to noncontrolling interest	148	211

Comprehensive income attributable to Alleghany stockholders	$267,608	$181,415

Basic earnings per share attributable to Alleghany stockholders	$10.00	$7.82
Diluted earnings per share attributable to Alleghany stockholders	9.96	7.82

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net earnings	$154,653	$125,420
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	34,905	42,083
Net realized capital (gains) losses	(35,893)	(43,151)
Other than temporary impairment losses	20,759	52,281
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	65,627	215
(Increase) decrease in premium balance receivable	(3,708)	44,282
(Increase) decrease in ceded unearned premiums	2	(12,756)
(Increase) decrease in deferred acquisition costs	(30,197)	(16,662)
(Increase) decrease in unearned premiums	93,998	68,644
(Increase) decrease in loss and loss adjustment expenses	(40,512)	(182,881)
Change in unrealized foreign exchange losses (gains)	45,552	154,741
Other, net	(265,606)	(14,895)

Net adjustments	(115,073)	91,901

Net cash provided by (used in) operating activities	39,580	217,321

Cash flows from investing activities
Purchases of debt securities	(1,844,101)	(2,122,464)
Purchases of equity securities	(551,815)	(1,385,109)
Sales of debt securities	1,800,873	1,596,406
Maturities and redemptions of debt securities	237,162	353,149
Sales of equity securities	665,994	1,132,816
Net (purchase) sale in short-term investments	(142,622)	230,725
Purchases of property and equipment	(2,088)	(10,609)
Purchase of subsidiary, net of cash acquired	(1,020)	(43,900)
Other, net	(122,288)	1,232

Net cash provided by (used in) investing activities	40,095	(247,754)

Cash flows from financing activities
Treasury stock acquisitions	(53,288)	(26,632)
Other, net	5,734	7,344

Net cash provided by (used in) financing activities	(47,554)	(19,288)

Effect of exchange rate changes on cash	2,355	(18,053)

Net increase (decrease) in cash	34,476	(67,774)
Cash at beginning of period	475,267	605,259

Cash at end of period	$509,743	$537,485

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$16,115	$16,406
Income taxes paid (refund received)	11,737	(1,787)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

 (a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, which was initially incorporated in Delaware in 1929, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Alleghany’s reinsurance operations commenced on March 6, 2012 when Alleghany consummated a merger with Transatlantic Holdings, Inc. (“TransRe”), and TransRe became one of Alleghany’s wholly-owned subsidiaries. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s private capital investments are included in other activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) IPS-Integrated Project Services, LLC (“IPS”), a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania, acquired on October 31, 2015; (v) an approximately 40 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana; and (vi) a 30 percent equity interest in Jazwares, LLC (“Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida. ORX and Jazwares are accounted for under the equity method of accounting. On April 15, 2016, Alleghany Capital acquired an additional 50 percent equity interest in Jazwares, bringing its equity interest in Jazwares to 80 percent, and as of that date, the results of Jazwares will be included in Alleghany’s consolidated results. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation. The results of IPS have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on October 31, 2015.

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest. Because all noncontrolling interests have the option to sell their interests to Alleghany in the future (generally through 2023), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interest for all periods presented. During the first three months of 2016, Bourn & Koch had approximately 12 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 20 percent noncontrolling interests outstanding and IPS had approximately 16 percent noncontrolling interests outstanding.

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

 (b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

 (c) Recent Accounting Standards

Recently Adopted

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under the new guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance is effective in the first quarter of 2016. Alleghany adopted this guidance in the first quarter of 2016 and the implementation did not have a material impact on its results of operations and financial condition.

In April 2015, the FASB issued guidance that requires debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective in the first quarter of 2016. Alleghany adopted this guidance on a retrospective basis in the first quarter of 2016 and the implementation resulted in a reduction of other assets and a corresponding decrease in senior notes of approximately $7 million as of March 31, 2016 and December 31, 2015.

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

In February 2016, the FASB issued guidance on leases. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. The new guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,029.3	$17,029.3	$17,007.6	$17,007.6

Liabilities
Senior Notes(2)	$1,383.6	$1,535.4	$1,383.1	$1,488.7

(1)	This table includes available-for-sale (“AFS”) investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for additional information on the senior notes.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2016 and December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2016
Equity securities:
Common stock	$2,888.1	$-	$1.0	$2,889.1
Preferred stock	-	-	-	-

Total equity securities	2,888.1	-	1.0	2,889.1

Debt securities:
U.S. Government obligations	-	1,166.2	-	1,166.2
Municipal bonds	-	4,419.9	-	4,419.9
Foreign government obligations	-	1,091.4	-	1,091.4
U.S. corporate bonds	-	1,961.4	50.0	2,011.4
Foreign corporate bonds	-	1,063.5	-	1,063.5
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,299.2	14.3	1,313.5
Commercial mortgage-backed securities (“CMBS”)	-	997.7	19.8	1,017.5
Other asset-backed securities(2)	-	610.4	924.4	1,534.8

Total debt securities	-	12,609.7	1,008.5	13,618.2
Short-term investments	-	493.6	-	493.6
Other invested assets(3)	-	-	28.4	28.4

Total investments (excluding equity method investments and loans)	$2,888.1	$13,103.3	$1,037.9	$17,029.3

Senior Notes	$-	$1,535.4	$-	$1,535.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government-sponsored enterprise, among other types of RMBS.
(2)	Includes $913.9 million and $946.7 million of collateralized loan obligations as of March 31, 2016 and December 31, 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In the three months ended March 31, 2016, there were no material transfers of securities out of Level 3.

In the three months ended March 31, 2016, there were transfers of $2.7 million of securities into Level 3 principally due to a decrease in observable inputs related to the valuation of such assets. Of the $2.7 million of transfers, $1.7 million related to U.S. corporate bonds and $1.0 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2016.

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

The following tables present reconciliations of the changes during the three months ended March 31, 2016 and 2015 in Level 3 assets measured at fair value:

		Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2016	Common Stock	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2016	$-	$49.8	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	0.1	0.1	(0.1)	1.0	1.5	2.6
Other comprehensive income	-	0.2	(0.2)	(0.1)	(14.3)	(1.3)	(15.7)
Purchases	-	0.3	-	-	10.3	-	10.6
Sales	-	(1.2)	-	-	(25.3)	(1.5)	(28.0)
Issuances	-	-	-	-	-	-	-
Settlements	-	(0.9)	(0.5)	(0.2)	(0.3)	-	(1.9)
Transfers into Level 3	1.0	1.7	-	-	-	-	2.7
Transfers out of Level 3	-	-	-	-	-	(0.2)	(0.2)

Balance as of March 31, 2016	$1.0	$50.0	$14.3	$19.8	$924.4	$28.4	$1,037.9

	Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2015	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.1	-	0.1	(0.1)	0.6	-	0.7
Other comprehensive income	0.4	-	-	(0.4)	7.8	0.3	8.1
Purchases	6.7	-	-	0.9	35.0	-	42.6
Sales	(0.5)	(0.2)	-	-	(53.1)	-	(53.8)
Issuances	-	-	-	-	-	-	-
Settlements	(4.0)	-	(0.7)	(0.5)	(0.5)	-	(5.7)
Transfers into Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	(6.8)	(3.6)	-	-	-	-	(10.4)

Balance as of March 31, 2015	$32.6	$2.2	$17.6	$23.2	$922.9	$24.4	$1,022.9

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of March 31, 2016 and 2015.

Net unrealized losses related to Level 3 investments as of March 31, 2016 and December 31, 2015 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for Alleghany’s accounting policy on fair value.

3. Investments

 (a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of March 31, 2016
Equity securities:
Common stock	$2,637.8	$307.7	$(56.4)	$2,889.1
Preferred stock	-	-	-	-

Total equity securities	2,637.8	307.7	(56.4)	2,889.1

Debt securities:
U.S. Government obligations	1,147.7	19.2	(0.7)	1,166.2
Municipal bonds	4,268.9	159.4	(8.4)	4,419.9
Foreign government obligations	1,061.7	29.9	(0.2)	1,091.4
U.S. corporate bonds	1,979.7	50.2	(18.5)	2,011.4
Foreign corporate bonds	1,035.2	32.0	(3.7)	1,063.5
Mortgage and asset-backed securities:
RMBS	1,296.7	18.8	(2.0)	1,313.5
CMBS	1,009.7	16.0	(8.2)	1,017.5
Other asset-backed securities(1)	1,585.7	1.5	(52.4)	1,534.8

Total debt securities	13,385.3	327.0	(94.1)	13,618.2
Short-term investments	493.6	-	-	493.6

Total	$16,516.7	$634.7	$(150.5)	$17,000.9

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$2,741.0	$351.9	$(87.0)	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	2,741.0	351.9	(87.0)	3,005.9

Debt securities:
U.S. Government obligations	1,086.8	1.9	(14.0)	1,074.7
Municipal bonds	4,213.6	134.8	(8.8)	4,339.6
Foreign government obligations	924.1	18.6	(1.3)	941.4
U.S. corporate bonds	2,201.3	23.4	(48.0)	2,176.7
Foreign corporate bonds	1,219.0	24.0	(12.7)	1,230.3
Mortgage and asset-backed securities:
RMBS	1,255.1	10.7	(12.4)	1,253.4
CMBS	1,024.8	8.2	(9.6)	1,023.4
Other asset-backed securities(1)	1,605.2	0.3	(39.0)	1,566.5

Total debt securities	13,529.9	221.9	(145.8)	13,606.0
Short-term investments	365.8	-	-	365.8

Total	$16,636.7	$573.8	$(232.8)	$16,977.7

(1)	Includes $913.9 million and $946.7 million of collateralized loan obligations as of March 31, 2016 and December 31, 2015, respectively.

 (b) Contractual Maturity

The amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
Short-term investments due in one year or less	$493.6	$493.6

Mortgage and asset-backed securities(1)	3,892.1	3,865.8
Debt securities with maturity dates:
One year or less	416.2	418.1
Over one through five years	2,851.5	2,895.3
Over five through ten years	3,079.9	3,176.6
Over ten years	3,145.6	3,262.4

Total debt securities	13,385.3	13,618.2

Equity securities	2,637.8	2,889.1

Total	$16,516.7	$17,000.9

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

 (c) Net Investment Income

Net investment income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Interest income	$101.2	$94.7
Dividend income	12.1	14.5
Investment expenses	(6.9)	(7.3)
Equity in results of Pillar Investments(1)	3.1	6.6
Equity in results of Ares(1)	0.4	2.3
Equity in results of ORX	-	(1.0)
Other investment results	(5.0)	3.6

Total	$104.9	$113.4

(1)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares as defined therein.

As of March 31, 2016, non-income producing invested assets were insignificant.

 (d) Realized Gains and Losses

The proceeds from sales of AFS securities were $2.5 billion and $2.7 billion for the three months ended March 31, 2016 and 2015, respectively.

Realized capital gains and losses for the three months ended March 31, 2016 and 2015 primarily reflect sales of equity and debt securities. Gross realized capital gains and gross realized capital losses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Gross realized capital gains	$82.4	$114.4
Gross realized capital losses	(46.5)	(71.3)

Net realized capital gains	$35.9	$43.1

Gross realized loss amounts exclude OTTI losses, as discussed below.

 (e) OTTI Losses

Alleghany holds its equity and debt securities as AFS, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its equity and debt investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of any individual security’s decline in value is performed in its functional currency. If the decline of a particular security is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost-basis or amortized cost-basis down to the fair value of the security and records an OTTI loss on its statement of earnings. In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

Alleghany then evaluates those equity securities where the unrealized loss is at least 20 percent of cost as of the balance sheet date or which have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third-party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the equity security.

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

OTTI losses in the first quarter of 2016 reflect $20.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $20.8 million of OTTI losses, $5.3 million related to equity securities, primarily in the financial services, technology and chemical sectors, and $15.5 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2016); (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

 (f) Aging of Gross Unrealized Losses

As of March 31, 2016 and December 31, 2015, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of March 31, 2016
Equity securities:
Common stock	$1,030.5	$56.4	$-	$-	$1,030.5	$56.4
Preferred stock	-	-	-	-	-	-

Total equity securities	1,030.5	56.4	-	-	1,030.5	56.4

Debt securities:
U.S. Government obligations	110.0	0.7	4.3	-	114.3	0.7
Municipal bonds	203.0	1.0	155.4	7.4	358.4	8.4
Foreign government obligations	152.9	0.2	2.6	-	155.5	0.2
U.S. corporate bonds	300.6	15.0	157.3	3.5	457.9	18.5
Foreign corporate bonds	122.2	1.4	72.7	2.3	194.9	3.7
Mortgage and asset-backed securities:
RMBS	7.9	0.1	334.1	1.9	342.0	2.0
CMBS	372.8	6.5	35.1	1.7	407.9	8.2
Other asset-backed securities	950.8	35.7	275.3	16.7	1,226.1	52.4

Total debt securities	2,220.2	60.6	1,036.8	33.5	3,257.0	94.1

Total temporarily impaired securities	$3,250.7	$117.0	$1,036.8	$33.5	$4,287.5	$150.5

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$1,355.6	$87.0	$-	$-	$1,355.6	$87.0
Preferred stock	-	-	-	-	-	-

Total equity securities	1,355.6	87.0	-	-	1,355.6	87.0

Debt securities:
U.S. Government obligations	818.4	13.9	7.9	0.1	826.3	14.0
Municipal bonds	276.2	2.4	108.3	6.4	384.5	8.8
Foreign government obligations	208.5	1.3	-	-	208.5	1.3
U.S. corporate bonds	1,149.8	39.0	70.0	9.0	1,219.8	48.0
Foreign corporate bonds	479.9	10.8	12.5	1.9	492.4	12.7
Mortgage and asset-backed securities:
RMBS	511.1	6.5	250.6	5.9	761.7	12.4
CMBS	593.1	9.4	15.1	0.2	608.2	9.6
Other asset-backed securities	1,164.8	27.2	265.0	11.8	1,429.8	39.0

Total debt securities	5,201.8	110.5	729.4	35.3	5,931.2	145.8

Total temporarily impaired securities	$6,557.4	$197.5	$729.4	$35.3	$7,286.8	$232.8

As of March 31, 2016, Alleghany held a total of 587 debt securities and equity securities that were in an unrealized loss position, of which 155 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with the 155 debt securities consisted primarily of losses related to other asset-backed securities, municipal bonds and U.S. corporate bonds.

As of March 31, 2016, the vast majority of Alleghany’s debt securities were rated investment grade, with approximately 4.2 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 3.6 percent as of December 31, 2015.

 (g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2016, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $225.4 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of March 31, 2016, at Alleghany’s discretion, half of these interests may be converted at any time, and the remaining half may be converted starting in May 2016. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of March 31, 2016, AIHL’s carrying value in Ares was $222.5 million, which is net of returns of capital received from Ares.

 (h) Investments in Commercial Mortgage Loans

As of March 31, 2016, the carrying value of the commercial loan portfolio was $279.9 million, representing the unpaid principal balance on the loans. As of March 31, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in 2-10 years and the principal lent was no more than approximately two-thirds of each property’s appraised value at the time the loan was made.

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

 (b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program (which covers catastrophe risks including, among others, windstorms and earthquakes) and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2016.

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. As of May 1, 2016, the catastrophe reinsurance program consisted of three layers, with portions of the first two layers placed on May 1, 2015 and May 1, 2016 and the third layer placed on May 1, 2014 and May 1, 2016. The portions of the program expiring on April 30, 2016 were renewed on May 1, 2016. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include expiration terms as follows: 34.0 percent of coverage limits expired on April 30, 2016 and was renewed May 1, 2016 with expiration on April 30, 2019; 33.0 percent of coverage limits will expire on April 30, 2017; and 33.0 percent of coverage limits will expire on April 30, 2018. The third layer of coverage was originally placed with expiration on April 30, 2017. However, effective May 1, 2016 approximately 40 percent of the third layer of coverage was cancelled and replaced with the same coverage for a three year period expiring on April 30, 2019. The remaining coverage will expire on April 30, 2017.

In addition, RSUI’s property per risk reinsurance program runs on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2016. On May 1, 2016, the property per risk program was renewed and will expire on April 30, 2017. For the 2016 to 2017 period, RSUI’s property per risk reinsurance program provides coverage for $90.0 million of losses, subject to a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of surplus share treaties and facultative reinsurance.

5. Income Taxes

The effective tax rate on earnings before income taxes for the first three months of 2016 was 27.2 percent, compared with 24.3 percent for the first three months of 2015. The increase in the effective tax rate in the first quarter of 2016 from the first quarter of 2015 primarily reflects higher taxable income, primarily from higher underwriting profits, and lower tax-exempt interest income arising from municipal bond securities.

Alleghany believes that, as of March 31, 2016, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2016.

6. Stockholders’ Equity

 (a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of additional shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, Alleghany repurchased shares of Common Stock in the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended March 31,
	2016	2015

Shares repurchased	113,100	58,950
Cost of shares repurchased (in millions)	$53.3	$26.6
Average price per share repurchased	$471.15	$451.77

 (b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the three months ended March 31, 2016 and 2015 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)

Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	102.1	20.6	0.2	122.9
Reclassifications from accumulated other comprehensive income	(9.8)	-	-	(9.8)

Total	92.3	20.6	0.2	113.1

Balance as of March 31, 2016	$324.2	$(83.4)	$(11.4)	$229.4

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)

Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income, net of tax:
Other comprehensive income (loss) before reclassifications	61.6	(10.8)	(0.5)	50.3
Reclassifications from accumulated other comprehensive income	5.9	-	-	5.9

Total	67.5	(10.8)	(0.5)	56.2

Balance as of March 31, 2015	$522.9	$(100.0)	$(13.1)	$409.8

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three months ended March 31, 2016 and 2015 were as follows:

		Three Months Ended March 31,
Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	2016	2015
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(35.9)	$(43.1)
	Other than temporary impairment losses	20.8	52.3
	Income taxes	5.3	(3.3)

Total reclassifications:	Net earnings	$(9.8)	$5.9

7. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$154.5	$125.2
Effect of dilutive securities	(0.4)	-

Income available to common stockholders for diluted earnings per share	$154.1	$125.2

Weighted average common shares outstanding applicable to basic earnings per share	15,452,191	16,014,223
Effect of dilutive securities	12,298	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,464,489	16,014,223

57,123 and 75,420 contingently issuable shares were potentially available during the first three months of 2016 and 2015, respectively, but were not included in the computations of diluted earnings per share because the impact was anti-dilutive to the earnings per share calculation.

8. Commitments and Contingencies

 (a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

 (b) Indemnification Obligations

On July 14, 2005, Alleghany completed the sale of its world-wide industrial minerals business. Pursuant to the terms of the sale, Alleghany undertook certain indemnification obligations, including a general indemnification for breaches of representations and warranties, and a special indemnification related to products liability claims arising from events that occurred during pre-closing periods, including the period of Alleghany ownership, that will expire on July 31, 2016. Additional information about these indemnification obligations can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

 (c) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

 (d) Energy Holdings

As of March 31, 2016, Alleghany had holdings in energy sector businesses of $658.8 million, comprised of $278.6 million of debt securities, $169.3 million of equity securities and $210.9 million of Alleghany’s equity attributable to SORC.

9. Segments of Business

 (a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported by major product lines – property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Over one-third of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI, CapSpecialty and PacificComp. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital parent level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS, beginning October 31, 2015, and Alleghany Capital’s investment in Jazwares. Oil and gas operations are conducted through SORC and Alleghany Capital’s investment in ORX. Jazwares and ORX are accounted for under the equity method of accounting.

The primary components of corporate activities are Alleghany Properties and other activities at the parent level.

In addition, corporate activities include interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for other activities for the three months ended March 31, 2016 and 2015 are shown in the tables below:

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months Ended March 31, 2016	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$383.2	$759.2	$1,142.4	$256.9	$62.9	$34.1	$353.9	$1,496.3	$-	$(6.7)	$1,489.6
Net premiums written	309.5	746.4	1,055.9	173.6	58.9	33.8	266.3	1,322.2	-	-	1,322.2
Net premiums earned	253.1	685.9	939.0	192.3	55.4	34.8	282.5	1,221.5	-	-	1,221.5
Net loss and LAE	96.1	430.0	526.1	85.1	26.9	26.5	138.5	664.6	-	-	664.6
Commissions, brokerage and other underwriting expenses	77.9	239.5	317.4	53.2	26.4	9.7	89.3	406.7	-	-	406.7

Underwriting profit (loss)(3)	$79.1	$16.4	$95.5	$54.0	$2.1	$(1.4)	$54.7	150.2	-	-	150.2

Net investment income								102.8	(0.1)	2.2	104.9
Net realized capital gains								39.4	(0.1)	(3.4)	35.9
Other than temporary impairment losses								(20.8)	-	-	(20.8)
Other revenue								0.2	136.9	0.3	137.4
Other operating expenses								22.0	139.5	0.7	162.2
Corporate administration								0.2	-	9.5	9.7
Amortization of intangible assets								(1.0)	4.1	-	3.1
Interest expense								6.9	0.3	13.1	20.3

Earnings (losses) before income taxes								$243.7	$(7.2)	$(24.2)	$212.3

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months Ended March 31, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$271.6	$630.6	$902.2	$288.2	$54.5	$21.5	$364.2	$1,266.4	$-	$(7.5)	$1,258.9
Net premiums written	210.1	618.7	828.8	190.5	50.6	21.2	262.3	1,091.1	-	-	1,091.1
Net premiums earned	215.6	531.3	746.9	203.1	47.6	19.6	270.3	1,017.2	-	-	1,017.2
Net loss and LAE	63.2	343.2	406.4	100.8	24.4	15.3	140.5	546.9	-	-	546.9
Commissions, brokerage and other underwriting expenses	66.9	189.8	256.7	55.3	22.8	8.8	86.9	343.6	-	-	343.6

Underwriting profit (loss)(3)	$85.5	$(1.7)	$83.8	$47.0	$0.4	$(4.5)	$42.9	126.7	-	-	126.7

Net investment income								110.8	1.0	1.6	113.4
Net realized capital gains								48.8	(0.1)	(5.6)	43.1
Other than temporary impairment losses								(52.3)	-	-	(52.3)
Other revenue								1.4	34.6	0.2	36.2
Other operating expenses								26.6	40.2	0.6	67.4
Corporate administration								0.3	-	12.4	12.7
Amortization of intangible assets								(1.8)	0.1	-	(1.7)
Interest expense								9.7	0.4	13.0	23.1

Earnings (losses) before income taxes								$200.6	$(5.2)	$(29.8)	$165.6

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

 (c) Identifiable assets and equity

As of March 31, 2016, the identifiable assets of the reinsurance segment, insurance segment and other activities were $15.8 billion, $6.4 billion and $0.9 billion, respectively, of which cash and invested assets represented $13.3 billion, $4.8 billion and $0.4 billion, respectively. As of March 31, 2016, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.3 billion, $2.7 billion and ($0.2) billion, respectively.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $40.4 million of borrowings by Kentucky Trailer as of March 31, 2016 related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities on Alleghany’s consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this
Form 10-Q and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2015, or the “2015 10-K.”

References in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; and changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion. As a consequence, current plans, anticipated actions, and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on our behalf. See Part I, Item 1A, “Risk Factors” of the 2015 10-K.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating our performance. This presentation includes the use of underwriting profit and earnings before interest, income taxes, depreciation and amortization expense, and further adjusted to exclude investment gains or losses, or “Adjusted EBITDA,” which are “non-GAAP financial measures,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the Securities and Exchange Commission, or the “SEC.”

Underwriting profit is a “non-GAAP financial measure” for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, other than temporary impairment, or “OTTI,” losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. However, underwriting profit is not meant to be considered in isolation or as a substitute for earnings before income taxes or any other measures of operating performance prepared in accordance with GAAP. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Adjusted EBITDA is a “non-GAAP financial measure” for our non-insurance operating subsidiaries and investments held by our Alleghany Capital subsidiary. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI losses; and (vi) income taxes. Because Adjusted EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indication of economic performance that is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We use Adjusted EBITDA as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our non-insurance operating subsidiaries and investments. A reconciliation of Adjusted EBITDA to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $154.5 million in the first quarter of 2016, compared with $125.2 million in the first quarter of 2015.

•	Earnings before income taxes were $212.3 million in the first quarter of 2016, compared with $165.6 million in the first quarter of 2015.

•	Net investment income decreased by 7.5 percent in the first quarter of 2016 from the first quarter of 2015.

•	Net premiums written increased by 21.2 percent in the first quarter of 2016 from the first quarter of 2015.

•	Underwriting profit was $150.2 million in the first quarter of 2016, compared with $126.7 million in the first quarter of 2015.

•	The combined ratio for our reinsurance and insurance segments was 87.7 percent in the first quarter of 2016, compared with 87.6 percent in the first quarter of 2015.

•	Catastrophe losses, net of reinsurance, were $2.6 million in the first quarter of 2016, compared with $1.8 million in the first quarter of 2015.

•	Net favorable prior accident year development on loss reserves was $85.3 million in the first quarter of 2016, compared with $40.6 million in the first quarter of 2015.

As of March 31, 2016, we had total assets of $23.1 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.8 billion. As of March 31, 2016, we had consolidated total investments of approximately $18.0 billion, of which $13.6 billion was invested in debt securities, $2.9 billion was invested in equity securities, $0.5 billion was invested in short-term investments, $0.3 billion was invested in commercial mortgage loans and $0.7 billion was invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Revenues
Net premiums earned	$1,221.5	$1,017.2
Net investment income	104.9	113.4
Net realized capital gains	35.9	43.1
Other than temporary impairment losses	(20.8)	(52.3)
Other revenue	137.4	36.2

Total revenues	1,478.9	1,157.6

Costs and Expenses
Net loss and loss adjustment expenses	664.6	546.9
Commissions, brokerage and other underwriting expenses	406.7	343.6
Other operating expenses	162.2	67.4
Corporate administration	9.7	12.7
Amortization of intangible assets	3.1	(1.7)
Interest expense	20.3	23.1

Total costs and expenses	1,266.6	992.0

Earnings before income taxes	212.3	165.6
Income taxes	57.7	40.2

Net earnings	154.6	125.4
Net earnings attributable to noncontrolling interest	0.1	0.2

Net earnings attributable to Alleghany stockholders	$154.5	$125.2

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 9 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The results for our segments and for other activities for the three months ended March 31, 2016 and 2015 are shown in the tables below:

	Segments			Other Activities
Three Months Ended March 31, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$1,142.4	$353.9	$1,496.3	$-	$(6.7)	$1,489.6
Net premiums written	1,055.9	266.3	1,322.2	-	-	1,322.2

Net premiums earned	939.0	282.5	1,221.5	-	-	1,221.5

Net loss and LAE:
Current year (excluding catastrophe losses)	597.1	150.2	747.3	-	-	747.3
Current year catastrophe losses	-	2.6	2.6	-	-	2.6
Prior years	(71.0)	(14.3)	(85.3)	-	-	(85.3)

Total net loss and LAE	526.1	138.5	664.6	-	-	664.6
Commissions, brokerage and other underwriting expenses	317.4	89.3	406.7	-	-	406.7

Underwriting profit(2)	$95.5	$54.7	150.2	-	-	150.2

Net investment income			102.8	(0.1)	2.2	104.9
Net realized capital gains			39.4	(0.1)	(3.4)	35.9
Other than temporary impairment losses			(20.8)	-	-	(20.8)
Other revenue			0.2	136.9	0.3	137.4
Other operating expenses			22.0	139.5	0.7	162.2
Corporate administration			0.2	-	9.5	9.7
Amortization of intangible assets			(1.0)	4.1	-	3.1
Interest expenses			6.9	0.3	13.1	20.3

Earnings (losses) before income taxes			$243.7	$(7.2)	$(24.2)	$212.3

Loss ratio(3):
Current year (excluding catastrophe losses)	63.6%	53.2%	61.2%
Current year catastrophe losses	- %	0.9%	0.2%
Prior years	(7.6%)	(5.1%)	(7.0%)

Total net loss and LAE	56.0%	49.0%	54.4%
Expense ratio(4)	33.8%	31.6%	33.3%

Combined ratio(5)	89.8%	80.6%	87.7%

	Segments			Other Activities
Three Months Ended March 31, 2015	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$902.2	$364.2	$1,266.4	$-	$(7.5)	$1,258.9
Net premiums written	828.8	262.3	1,091.1	-	-	1,091.1

Net premiums earned	746.9	270.3	1,017.2	-	-	1,017.2

Net loss and LAE:
Current year (excluding catastrophe losses)	444.8	140.9	585.7	-	-	585.7
Current year catastrophe losses	-	1.8	1.8	-	-	1.8
Prior years	(38.4)	(2.2)	(40.6)	-	-	(40.6)

Total net loss and LAE	406.4	140.5	546.9	-	-	546.9
Commissions, brokerage and other underwriting expenses	256.7	86.9	343.6	-	-	343.6

Underwriting profit(2)	$83.8	$42.9	126.7	-	-	126.7

Net investment income			110.8	1.0	1.6	113.4
Net realized capital gains			48.8	(0.1)	(5.6)	43.1
Other than temporary impairment losses			(52.3)	-	-	(52.3)
Other revenue			1.4	34.6	0.2	36.2
Other operating expenses			26.6	40.2	0.6	67.4
Corporate administration			0.3	-	12.4	12.7
Amortization of intangible assets			(1.8)	0.1	-	(1.7)
Interest expenses			9.7	0.4	13.0	23.1

Earnings (losses) before income taxes			$200.6	$(5.2)	$(29.8)	$165.6

Loss ratio(3):
Current year (excluding catastrophe losses)	59.5%	52.1%	57.6%
Current year catastrophe losses	- %	0.7%	0.2%
Prior years	(5.1%)	(0.8%)	(4.0%)

Total net loss and LAE	54.4%	52.0%	53.8%
Expense ratio(4)	34.4%	32.2%	33.8%

Combined ratio(5)	88.8%	84.2%	87.6%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of Three Months Ended March 31, 2016 and 2015

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
Premiums written:
Gross premiums written	$1,489.6	$1,258.9	18.3%
Net premiums written	1,322.2	1,091.1	21.2%

Net premiums earned	1,221.5	1,017.2	20.1%

The increase in gross premiums written in the first quarter of 2016 from the first quarter of 2015 reflects an increase at our reinsurance segment, partially offset by a decrease at our insurance segment. The increase in net premiums written in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase at our reinsurance segment. The increases in gross premiums written and net premiums written at our reinsurance segment primarily reflect $244.8 million of premiums related to a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by the impact of changes in foreign exchange rates. The increase in net premiums written was also partially offset by higher ceded premiums written due to an increase in retrocessional coverage purchased by TransRe. The decrease in gross premiums written at our insurance segment reflects lower premiums at RSUI, partially offset by continued growth in premiums at PacificComp and CapSpecialty.

The increase in net premiums earned in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase at our reinsurance segment for the reasons discussed above.

Premiums for the first quarter of 2016 and 2015 are more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophe losses)	$747.3	$585.7	27.6%
Current year catastrophe losses	2.6	1.8	44.4%
Prior years	(85.3)	(40.6)	110.1%

Total net loss and LAE	$664.6	$546.9	21.5%

Loss ratio:
Current year (excluding catastrophe losses)	61.2%	57.6%
Current year catastrophe losses	0.2%	0.2%
Prior years	(7.0%)	(4.0%)

Total net loss and LAE	54.4%	53.8%

The increase in net loss and LAE in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase at our reinsurance segment. The increase at our reinsurance segment primarily reflects higher net premiums earned, as discussed above, and higher non-catastrophe property losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by an increase in favorable prior accident year development on loss reserves.

Net loss and LAE for the first quarter of 2016 and 2015 are more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$406.7	$343.6	18.4%

Expense ratio	33.3%	33.8%

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase at our reinsurance segment. The increase at our reinsurance segment primarily reflects higher net premiums earned, as discussed above, partially offset by relatively stable employee-related costs.

Commissions, brokerage and other underwriting expenses for the first quarter of 2016 and 2015 are more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)
Underwriting profit	$150.2	$126.7	18.5%

Combined ratio	87.7%	87.6%

The increase in underwriting profit in the first quarter of 2016 from the first quarter of 2015 reflects increases at our reinsurance segment and our insurance segment. The increases at our reinsurance and insurance segments primarily reflect more favorable prior year loss reserve development.

Underwriting profits for the first quarter of 2016 and 2015 are more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
Net investment income	$104.9	$113.4	(7.5%)
Net realized capital gains	35.9	43.1	(16.7%)
Other than temporary impairment losses	(20.8)	(52.3)	(60.2%)

The decrease in net investment income in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower earnings from partnership investments and equity-method investments included in other invested assets, partially offset by higher interest income from funds withheld by cedants.

The decrease in net realized capital gains in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower gains from the sales of equity securities.

The decrease in other than temporary impairment losses in the first quarter of 2016 from the first quarter of 2015 reflects a significant decrease in losses on equity securities, partially offset by losses on debt securities in the first quarter of 2016.

Investment results for the first quarter of 2016 and 2015 are more fully described in the following pages.

Other revenue and expenses. The following table summarizes our consolidated other revenue and expenses.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
Other revenue	$137.4	$36.2	279.6%

Other operating expenses	162.2	67.4	140.7%
Corporate administration	9.7	12.7	(23.6%)
Amortization of intangible assets	3.1	(1.7)	(282.4%)
Interest expense	20.3	23.1	(12.1%)

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include revenues and expenses associated with our Alleghany Capital subsidiary. Other operating expenses also include the long-term incentive compensation of our reinsurance segment and insurance segment, which totaled $21.4 million and $25.7 million in the first quarter of 2016 and 2015, respectively.

The increases in other revenue and other operating expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflect the acquisition of IPS on October 31, 2015 and, to a lesser extent, growth at Kentucky Trailer.

Corporate administration. The decrease in corporate administration expense in the first quarter of 2016 from the first quarter of 2015 primarily reflects a decrease in aggregate annual incentive accruals and lower long-term incentive compensation expenses.

Amortization of intangible assets. Amortization expense in the first quarter of 2016 reflects the amortization of net intangible assets, including intangible assets related to the acquisition of IPS. Negative amortization expense in the first quarter of 2015 reflects the amortization of intangible liabilities acquired in the merger with TransRe in 2012, partially offset by the amortization of intangible assets.

Interest expense. The decrease in interest expense in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower interest expense at TransRe resulting from the maturity and repayment of senior notes on December 14, 2015. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for further information on the senior notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)
Income taxes	$57.7	$40.2	43.5%

Effective tax rate	27.2%	24.3%

The increase in income taxes in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase in earnings before income taxes. The increase in the effective tax rate in the first quarter of 2016 from the first quarter of 2015 primarily reflects higher taxable income, primarily from higher underwriting profits, and lower tax-exempt interest income arising from municipal bond securities.

Earnings. The following table summarizes our earnings.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
Earnings before income taxes	$212.3	$165.5	28.3%
Net earnings attributable to Alleghany stockholders	154.5	125.2	23.4%

The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the first quarter of 2016 from the first quarter of 2015 primarily reflects higher underwriting profits and lower OTTI losses, all as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2015 10-K.

The underwriting results of the reinsurance segment are presented below.

Three Months Ended March 31, 2016	Property	Casualty & other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$383.2	$759.2	$1,142.4
Net premiums written	309.5	746.4	1,055.9

Net premiums earned	253.1	685.9	939.0
Net loss and LAE:
Current year (excluding catastrophe losses)	129.3	467.8	597.1
Current year catastrophe losses	-	-	-
Prior years	(33.2)	(37.8)	(71.0)

Total net loss and LAE	96.1	430.0	526.1
Commissions, brokerage and other underwriting expenses	77.9	239.5	317.4

Underwriting profit(2)	$79.1	$16.4	$95.5

Loss ratio(3):
Current year (excluding catastrophe losses)	51.1%	68.2%	63.6%
Current year catastrophe losses	- %	- %	- %
Prior years	(13.1%)	(5.5%)	(7.6%)

Total net loss and LAE	38.0%	62.7%	56.0%
Expense ratio(4)	30.8%	34.9%	33.8%

Combined ratio(5)	68.8%	97.6%	89.8%

Three Months Ended March 31, 2015	Property	Casualty & other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$271.6	$630.6	$902.2
Net premiums written	210.1	618.7	828.8

Net premiums earned	215.6	531.3	746.9
Net loss and LAE:
Current year (excluding catastrophe losses)	75.2	369.6	444.8
Current year catastrophe losses	-	-	-
Prior years	(12.0)	(26.4)	(38.4)

Total net loss and LAE	63.2	343.2	406.4
Commissions, brokerage and other underwriting expenses	66.9	189.8	256.7

Underwriting profit (loss)(2)	$85.5	$(1.7)	$83.8

Loss ratio(3):
Current year (excluding catastrophe losses)	34.9%	69.6%	59.5%
Current year catastrophe losses	- %	- %	- %
Prior years	(5.6%)	(5.0%)	(5.1%)

Total net loss and LAE	29.3%	64.6%	54.4%
Expense ratio(4)	31.0%	35.7%	34.4%

Combined ratio(5)	60.3%	100.3%	88.8%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
Property
Premiums written:
Gross premiums written	$383.2	$271.6	41.1%
Net premiums written	309.5	210.1	47.3%

Net premiums earned	253.1	215.6	17.4%

Casualty & other
Premiums written:
Gross premiums written	$759.2	$630.6	20.4%
Net premiums written	746.4	618.7	20.6%

Net premiums earned	685.9	531.3	29.1%

Total
Premiums written:
Gross premiums written	$1,142.4	$902.2	26.6%
Net premiums written	1,055.9	828.8	27.4%

Net premiums earned	939.0	746.9	25.7%

Property. The increase in gross premiums written in the first quarter of 2016 from the first quarter of 2015 primarily reflects $110.5 million of property-related premiums in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 43.0 percent in the first quarter of 2016 from the first quarter of 2015.

The increase in net premiums earned in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2016 and the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 18.3 percent in the first quarter of 2016 from the first quarter of 2015.

Casualty & other. The increase in gross premiums written in the first quarter of 2016 from the first quarter of 2015 primarily reflects $134.3 million of casualty-related premiums in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 21.8 percent in the first quarter of 2016 from the first quarter of 2015.

The increase in net premiums earned in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase in gross premiums written in recent quarters, partially offset by the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 30.6 percent in the first quarter of 2016 from the first quarter of 2015.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2016	2015	Change
	($ in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$129.3	$75.2	71.9%
Current year catastrophe losses	-	-	-
Prior years	(33.2)	(12.0)	176.7%

Total net loss and LAE	$96.1	$63.2	52.1%

Loss ratio:
Current year (excluding catastrophe losses)	51.1%	34.9%
Current year catastrophe losses	- %	- %
Prior years	(13.1%)	(5.6%)

Total net loss and LAE	38.0%	29.3%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$467.8	$369.6	26.6%
Current year catastrophe losses	-	-	-
Prior years	(37.8)	(26.4)	43.2%

Total net loss and LAE	$430.0	$343.2	25.3%

Loss ratio:
Current year (excluding catastrophe losses)	68.2%	69.6%
Current year catastrophe losses	- %	- %
Prior years	(5.5%)	(5.0%)

Total net loss and LAE	62.7%	64.6%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$597.1	$444.8	34.2%
Current year catastrophe losses	-	-	-
Prior years	(71.0)	(38.4)	84.9%

Total net loss and LAE	$526.1	$406.4	29.5%

Loss ratio:
Current year (excluding catastrophe losses)	63.6%	59.5%
Current year catastrophe losses	- %	- %
Prior years	(7.6%)	(5.1%)

Total net loss and LAE	56.0%	54.4%

Property. The increase in net loss and LAE in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of higher net premiums earned and higher non-catastrophe property losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by more favorable prior accident year development on loss reserves. There were no catastrophe losses in the first quarter of 2016 or 2015.

Net loss and LAE in the first quarter of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended March 31,
	2016		2015
	($ in millions)
Catastrophe events	$(1.0)	(1)	$2.9	(2)
Non-catastrophe	(32.2)	(3)	(14.9)	(4)

Total	$(33.2)		$(12.0)

(1)	Reflects favorable prior accident year development from several catastrophes that occurred in the 2010 through 2015 accident years.
(2)	Primarily reflects unfavorable prior accident year development from the New Zealand earthquake in 2010, partially offset by favorable prior accident year development from several catastrophes that occurred in the 2011 through 2013 accident years.
(3)	Reflects favorable prior accident year development primarily related to the 2014 and 2015 accident years.
(4)	Reflects favorable prior accident year development primarily related to the 2012 and 2014 accident years.

The favorable prior accident year development on loss reserves in the first quarter of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first quarter of 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2016.

Casualty & other. The increase in net loss and LAE in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of higher net premiums earned, partially offset by the impact of a lower casualty loss ratio in the current accident year and more favorable prior accident year development on loss reserves.

Net loss and LAE in the first quarter of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended March 31,
	2016		2015
	($ in millions)
The Malpractice Treaties(1)	$(6.9)		$(5.4)
Other	(30.9)	(2)	(21.0)	(3)

Total	$(37.8)		$(26.4)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are largely retained by the cedants, or the “Malpractice Treaties.” As a result, the favorable prior accident year development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year development occurs.
(2)	Generally reflects favorable development in a variety of casualty & other lines of business primarily from the 2009, 2014 and 2015 accident years, partially offset by unfavorable development from the 2013 accident year.
(3)	Generally reflects favorable development in a variety of casualty & other lines of business primarily from the 2009 through 2014 accident years, partially offset by unfavorable development from the 2002 and prior accident years.

The favorable prior accident year development on loss reserves in the first quarter of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first quarter of 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2016.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2016	2015	Change
	($ in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$77.9	$66.9	16.4%

Expense ratio	30.8%	31.0%

Casualty & other
Commissions, brokerage and other underwriting expenses	$239.5	$189.8	26.2%

Expense ratio	34.9%	35.7%

Total
Commissions, brokerage and other underwriting expenses	$317.4	$256.7	23.6%

Expense ratio	33.8%	34.4%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of higher net premiums earned, partially offset by relatively stable employee-related costs.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of higher net premiums earned, partially offset by relatively stable employee-related costs.

Reinsurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the reinsurance segment.

	Three Months Ended March 31,		Percent
	2016	2015	Change
	($ in millions, except ratios)
Property
Underwriting profit	$79.1	$85.5	(7.5%)

Combined ratio	68.8%	60.3%

Casualty & other
Underwriting profit (loss)	$16.4	$(1.7)	(1,065%)

Combined ratio	97.6%	100.3%

Total
Underwriting profit	$95.5	$83.8	14.0%

Combined ratio	89.8%	88.8%

Property. The decrease in underwriting profit in the first quarter of 2016 from the first quarter of 2015 primarily reflects higher non-catastrophe property losses in the current accident year, partially offset by more favorable prior accident year development on loss reserves and the impact of higher net premiums earned.

Casualty & other. The underwriting profit in the first quarter of 2016 compared to the underwriting loss in the first quarter of 2015 primarily reflects the impact of higher net premiums earned and more favorable prior accident year development on loss reserves.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2015 10-K.

The underwriting results of the insurance segment are presented below.

Three Months Ended March 31, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$256.9	$62.9	$34.1	$353.9
Net premiums written	173.6	58.9	33.8	266.3

Net premiums earned	192.3	55.4	34.8	282.5
Net loss and LAE:
Current year (excluding catastrophe losses)	96.2	27.5	26.5	150.2
Current year catastrophe losses	1.7	0.9	-	2.6
Prior years	(12.8)	(1.5)	-	(14.3)

Total net loss and LAE	85.1	26.9	26.5	138.5

Commissions, brokerage and other underwriting expenses	53.2	26.4	9.7	89.3

Underwriting profit (loss)(1)	$54.0	$2.1	$(1.4)	$54.7

Loss ratio(2):
Current year (excluding catastrophe losses)	50.1%	49.7%	76.1%	53.2%
Current year catastrophe losses	0.9%	1.6%	- %	0.9%
Prior years	(6.7%)	(2.7%)	- %	(5.1%)

Total net loss and LAE	44.3%	48.6%	76.1%	49.0%
Expense ratio(3)	27.7%	47.6%	27.9%	31.6%

Combined ratio(4)	72.0%	96.2%	104.0%	80.6%

Three Months Ended March 31, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$288.2	$54.5	$21.5	$364.2
Net premiums written	190.5	50.6	21.2	262.3

Net premiums earned	203.1	47.6	19.6	270.3
Net loss and LAE:
Current year (excluding catastrophe losses)	102.4	23.2	15.3	140.9
Current year catastrophe losses	1.0	0.8	-	1.8
Prior years	(2.6)	0.4	-	(2.2)

Total net loss and LAE	100.8	24.4	15.3	140.5

Commissions, brokerage and other underwriting expenses	55.3	22.8	8.8	86.9

Underwriting profit (loss)(1)	$47.0	$0.4	$(4.5)	$42.9

Loss ratio(2):
Current year (excluding catastrophe losses)	50.4%	48.8%	78.3%	52.1%
Current year catastrophe losses	0.5%	1.7%	- %	0.7%
Prior years	(1.3%)	0.8%	- %	(0.8%)

Total net loss and LAE	49.6%	51.3%	78.3%	52.0%
Expense ratio(3)	27.2%	47.8%	45.3%	32.2%

Combined ratio(4)	76.8%	99.1%	123.6%	84.2%

(1)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$256.9	$288.2	(10.9%)
Net premiums written	173.6	190.5	(8.9%)

Net premiums earned	192.3	203.1	(5.3%)

CapSpecialty
Premiums written:
Gross premiums written	$62.9	$54.5	15.4%
Net premiums written	58.9	50.6	16.4%

Net premiums earned	55.4	47.6	16.4%

PacificComp
Premiums written:
Gross premiums written	$34.1	$21.5	58.6%
Net premiums written	33.8	21.2	59.4%

Net premiums earned	34.8	19.6	77.6%

Total
Premiums written:
Gross premiums written	$353.9	$364.2	(2.8%)
Net premiums written	266.3	262.3	1.5%

Net premiums earned	282.5	270.3	4.5%

RSUI. The decrease in gross premiums written in the first quarter of 2016 from the first quarter of 2015 primarily reflects declines in the property line of business and, to a lesser extent, declines in RSUI’s other lines of business, all due to an increase in competition and a reduction in pricing. The decrease in net premiums earned in the first quarter of 2016 from the first quarter of 2015 primarily reflects a decrease in gross premiums written in recent quarters, partially offset by a decrease in ceded premiums earned due to the reduction in property premiums.

CapSpecialty. The increase in gross premiums written in the first quarter of 2016 from the first quarter of 2015 primarily reflects strong growth in the professional lines of business and, to a lesser extent, an increase in the surety lines of business. The increase in net premiums earned in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase in gross premiums written in recent quarters.

PacificComp. The increase in gross premiums written and net premiums earned in the first quarter of 2016 from the first quarter of 2015 primarily reflects premium growth due to PacificComp’s distribution initiatives and growth in desirable segments of the California workers’ compensation market.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)

RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$96.2	$102.4	(6.1%)
Current year catastrophe losses	1.7	1.0	70.0%
Prior years	(12.8)	(2.6)	392.3%

Total net loss and LAE	$85.1	$100.8	(15.6%)

Loss ratio:
Current year (excluding catastrophe losses)	50.1%	50.4%
Current year catastrophe losses	0.9%	0.5%
Prior years	(6.7%)	(1.3%)

Total net loss and LAE	44.3%	49.6%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$27.5	$23.2	18.5%
Current year catastrophe losses	0.9	0.8	12.5%
Prior years	(1.5)	0.4	(475.0%)

Total net loss and LAE	$26.9	$24.4	10.2%

Loss ratio:
Current year (excluding catastrophe losses)	49.7%	48.8%
Current year catastrophe losses	1.6%	1.7%
Prior years	(2.7%)	0.8%

Total net loss and LAE	48.6%	51.3%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$26.5	$15.3	73.2%
Current year catastrophe losses	-	-	-
Prior years	-	-	-

Total net loss and LAE	$26.5	$15.3	73.2%

Loss ratio:
Current year (excluding catastrophe losses)	76.1%	78.3%
Current year catastrophe losses	- %	- %
Prior years	- %	- %

Total net loss and LAE	76.1%	78.3%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$150.2	$140.9	6.6%
Current year catastrophe losses	2.6	1.8	44.4%
Prior years	(14.3)	(2.2)	550.0%

Total net loss and LAE	$138.5	$140.5	(1.4%)

Loss ratio:
Current year (excluding catastrophe losses)	53.2%	52.1%
Current year catastrophe losses	0.9%	0.7%
Prior years	(5.1%)	(0.8%)

Total net loss and LAE	49.0%	52.0%

RSUI. The decrease in net loss and LAE in the first quarter of 2016 from the first quarter of 2015 primarily reflects more favorable prior accident year development on loss reserves and the impact of lower net premiums earned.

Net loss and LAE in the first quarter of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended March 31,
	2016		2015
	($ in millions)
Casualty	$(9.8)	(1)	$(1.1)	(2)
Property and other	(3.0)	(3)	(1.5)	(4)

Total	$(12.8)		$(2.6)

(1)	Primarily reflects favorable prior accident year development on loss reserves in the general liability, umbrella/excess and professional liability lines of business related to the 2006 through 2012 accident years.
(2)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable development in the directors’ and officers’ liability line of business related to the 2011 through 2013 accident years.
(3)	Primarily reflects favorable prior accident year development on loss reserves in non-catastrophe property lines of business in recent accident years.
(4)	Primarily reflects favorable development in the professional liability, umbrella/excess and general liability lines of business related to the 2005 through 2010 accident years, partially offset by unfavorable development in the directors’ and officers’ liability line of business in the 2011 accident year.

The favorable prior accident year development on loss reserves in the first quarter of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the first quarter of 2016 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2016.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year development on loss reserves in the first quarter of 2016, compared with unfavorable prior accident year development on loss reserves in the first quarter of 2015.

Net loss and LAE in the first quarter of 2016 include favorable prior accident year development on loss reserves primarily related to CapSpecialty’s legacy asbestos-related illness and environmental impairment liabilities. The favorable prior accident year development on loss reserves in the first quarter of 2016 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first quarter of 2015 include unfavorable prior accident year development on loss reserves primarily from the casualty line of business.

PacificComp. The increase in net loss and LAE in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of higher net premiums earned.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$53.2	$55.3	(3.8%)

Expense ratio	27.7%	27.2%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$26.4	$22.8	15.8%

Expense ratio	47.6%	47.8%

PacificComp
Commissions, brokerage and other underwriting expenses	$9.7	$8.8	10.2%

Expense ratio	27.9%	45.3%

Total
Commissions, brokerage and other underwriting expenses	$89.3	$86.9	2.8%

Expense ratio	31.6%	32.2%

RSUI. The decrease in commissions, brokerage and other underwriting expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of lower net premiums earned.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of growth in net premiums earned.

PacificComp. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the impact of growth in net premiums earned, partially offset by the commencement of deferring certain acquisition costs for new business in the first quarter of 2016.

Insurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the insurance segment.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions, except ratios)
RSUI
Underwriting profit	$54.0	$47.0	14.9%

Combined ratio	72.0%	76.8%

CapSpecialty
Underwriting profit	$2.1	$0.4	425.0%

Combined ratio	96.2%	99.1%

PacificComp
Underwriting (loss)	$(1.4)	$(4.5)	(68.9%)

Combined ratio	104.0%	123.6%

Total
Underwriting profit	$54.7	$42.9	27.5%

Combined ratio	80.6%	84.2%

RSUI. The increase in underwriting profit in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase in favorable prior accident year development on loss reserves, partially offset by the impact of lower net premiums earned, all as discussed above.

CapSpecialty. The increase in underwriting profit in the first quarter of 2016 from the first quarter of 2015 primarily reflects favorable prior accident year development on loss reserves in the first quarter of 2016, compared with unfavorable prior accident year development on loss reserves in the first quarter of 2015, all as discussed above.

PacificComp. PacificComp reported underwriting losses in the first quarter 2016 and 2015, primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The decrease in underwriting losses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the beneficial impact of growing net premiums earned, as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended March 31,		Percent Change
	2016	2015
	($ in millions)
Net investment income	$102.8	$110.8	(7.2%)
Net realized capital gains	39.4	48.8	(19.3%)
Other than temporary impairment losses	(20.8)	(52.3)	(60.2%)

Net Investment Income. The decrease in net investment income in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower earnings from partnership investments and equity-method investments included in other invested assets, partially offset by higher interest income from funds withheld by cedants.

Net Realized Capital Gains. The decrease in net realized capital gains in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower gains from the sales of equity securities.

Other Than Temporary Impairment Losses. OTTI losses in the first quarter of 2016 reflect $20.8 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $20.8 million of OTTI losses, $5.3 million related to equity securities, primarily in the financial services, technology and chemical sectors, and $15.5 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss (for example, no equity security was in a continuous unrealized loss position for 12 months or more as of March 31, 2016); (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of March 31, 2016.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS, beginning October 31, 2015, and Alleghany Capital’s investment in Jazwares, LLC (“Jazwares”); (ii) oil and gas operations conducted through SORC and Alleghany Capital’s investment in ORX Exploration, Inc. (“ORX”); and (iii) corporate operations and investments at the Alleghany Capital parent level. ORX and Jazwares are accounted for under the equity method of accounting. On April 15, 2016, Alleghany Capital acquired an additional 50 percent equity interest in Jazwares, bringing its equity interest in Jazwares to 80 percent, and as of that date, the results of Jazwares will be included in our consolidated results.

The results of Alleghany Capital are presented below.

	Three Months Ended March 31,
	2016				2015
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$-	$-	$(0.1)	$(0.1)	$1.8	$(0.9)	$0.1	$1.0
Net realized capital gains (losses)	(0.1)	-	-	(0.1)	(0.1)	-	-	(0.1)
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	135.1	1.8	-	136.9	33.3	1.3	-	34.6
Other operating expenses	129.1	9.3	1.1	139.5	31.2	7.3	1.7	40.2
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	4.1	-	-	4.1	0.1	-	-	0.1
Interest expense	0.3	-	-	0.3	0.3	0.1	-	0.4

Earnings (losses) before income taxes	$1.5	$(7.5)	$(1.2)	$(7.2)	$3.4	$(7.0)	$(1.6)	$(5.2)

Adjusted EBITDA(1)	$7.0	$(3.9)	$(1.2)	$1.9	$4.7	$(5.2)	$(1.6)	$(2.1)
Add: depreciation expense	(1.3)	(3.6)	-	(4.9)	(1.0)	(1.4)	-	(2.4)
Add: amortization of intangible assets	(4.1)	-	-	(4.1)	(0.1)	-	-	(0.1)
Add: interest expense	(0.3)	-	-	(0.3)	(0.3)	(0.1)	-	(0.4)
Add: net realized capital gains (losses)	0.1	-	-	0.1	0.1	-	-	0.1
Adjustments to equity in earnings of Jazwares and ORX	0.1	-	-	0.1	-	(0.3)	-	(0.3)

Earnings (losses) before income taxes	$1.5	$(7.5)	$(1.2)	$(7.2)	$3.4	$(7.0)	$(1.6)	$(5.2)

(1)	Adjusted EBITDA is a “non-GAAP financial measure” for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense; (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment; and (vi) income taxes. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

The changes in Alleghany Capital’s equity for the three months ended March 31, 2016 are summarized as follows:

	Three Months Ended March 31, 2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$275.8	$206.0	$16.4	$498.2
Earnings (losses) before income taxes	1.5	(7.5)	(1.2)	(7.2)
Income taxes(1)	(0.6)	2.6	0.3	2.3
Capital contributions (dividends or returns of capital)	-	9.8	2.8	12.6

Equity, end of period	$276.7	$210.9	$18.3	$505.9

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level.

Net investment income. The decrease in net investment income in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower earnings from Jazwares, partially offset by the absence of losses from ORX in the first quarter of 2016.

Other revenue and Other operating expenses. The increases in other revenue and other operating expenses in the first quarter of 2016 from the first quarter of 2015 primarily reflects the acquisition of IPS on October 31, 2015 and, to a lesser extent, growth at Kentucky Trailer. The increase in other operating expenses also reflects higher expenses at SORC.

Amortization of intangible assets. The increase in amortization of intangible assets in the first quarter of 2016 primarily reflects the amortization of intangible assets from the acquisition of IPS.

Losses before income taxes. The increase in losses before income taxes in the first quarter of 2016 from the first quarter of 2015 primarily reflects an increase in amortization of intangible assets, a decrease in net investment income and higher losses at SORC, partially offset by earnings associated with IPS and higher earnings at Kentucky Trailer.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and other activities at the parent level. The following table summarizes the results for corporate activities.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Net premiums earned	$-	$-
Net investment income	2.2	1.6
Net realized capital gains	(3.4)	(5.6)
Other than temporary impairment losses	-	-
Other revenue	0.3	0.2

Total revenues	(0.9)	(3.8)

Net loss and loss adjustment expenses	-	-
Commissions, brokerage and other underwriting expenses	-	-
Other operating expenses	0.7	0.6
Corporate administration	9.5	12.4
Amortization of intangible assets	-	-
Interest expense	13.1	13.0

Losses before income taxes	$(24.2)	$(29.8)

Net realized capital gains. Net realized capital losses in the first quarter of 2016 primarily reflect the sale at a loss of equity securities in the health care sector. Net realized capital losses in the first quarter of 2015 primarily reflect the sale at a loss of equity securities in the energy sector.

Corporate administration. The decrease in corporate administration expense in the first quarter of 2016 from the first quarter of 2015 primarily reflects a decrease in aggregate annual incentive accruals and lower long-term incentive compensation expenses.

Losses before income taxes. The decrease in losses before income taxes in the first quarter of 2016 from the first quarter of 2015 primarily reflects lower net realized capital losses and lower corporate administration expense, as explained above.

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

	As of March 31, 2016			As of December 31, 2015
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment:
Property	$855.2	$(98.2)	$757.0	$884.7	$(131.9)	$752.8
Casualty & other(1)	7,290.3	(193.7)	7,096.6	7,283.5	(200.2)	7,083.3

	8,145.5	(291.9)	7,853.6	8,168.2	(332.1)	7,836.1

Insurance Segment:
Property	260.3	(110.9)	149.4	285.9	(118.7)	167.2
Casualty(2)	2,015.1	(689.2)	1,325.9	2,033.0	(698.9)	1,334.1
Workers’ compensation	210.3	(2.9)	207.4	190.1	(2.9)	187.2
All other(3)	197.9	(87.6)	110.3	192.9	(87.6)	105.3

	2,683.6	(890.6)	1,793.0	2,701.9	(908.1)	1,793.8

Eliminations	(70.4)	70.4	-	(70.9)	70.9	-

Total	$10,758.7	$(1,112.1)	$9,646.6	$10,799.2	$(1,169.3)	$9,629.9

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between March 31, 2016 and December 31, 2015. Gross and net loss and LAE reserves as of March 31, 2016 approximated gross and net loss and LAE reserves from December 31, 2015, primarily reflecting the impact of favorable prior accident year loss reserve development being offset by the impact of higher net premiums earned, as discussed above.

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

As of March 31, 2016, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,203.2 million, consisting of $1,112.1 million of ceded outstanding loss and LAE and $91.1 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2015 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2016 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$132.4	11.0%
PartnerRe Ltd	A (Excellent)	110.5	9.2%
Chubb Corporation	A++ (Superior)	101.8	8.5%
RenaissanceRe Holdings Ltd	A+ (Superior)	89.8	7.5%
W.R. Berkley Corporation	A+ (Superior)	89.7	7.5%
Syndicates at Lloyd’s of London	A (Excellent)	84.6	7.0%
Allianz SE	A+ (Superior)	82.2	6.8%
Fairfax Financial Holdings Ltd	A (Excellent)	51.8	4.3%
Allied World Assurance Company Holdings, AG	A (Excellent)	50.3	4.2%
Hannover Ruck SE	A+ (Superior)	37.8	3.1%
All other reinsurers		372.3	30.9%

Total reinsurance recoverables(3)		$1,203.2	100.0%

Secured reinsurance recoverables(4)		$185.3	15.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc., or “A.M. Best,” financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 95 percent of our reinsurance recoverables balance as of March 31, 2016 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2016.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2015 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2016, we held total marketable securities and cash of $766.8 million, compared with $821.3 million as of December 31, 2015. The decrease in the three months ended March 31, 2016 primarily reflects repurchases of shares of our common stock, our investment in certain private equity investments and capital contributions to SORC, partially offset by the receipt of dividends from TransRe and RSUI. The $766.8 million is comprised of $275.2 million at the

Alleghany parent company, $384.8 million at AIHL and $106.8 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2016.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.8 billion as of March 31, 2016, compared with approximately $7.6 billion as of December 31, 2015. The increase in stockholders’ equity in the first three months of 2016 primarily reflects net earnings and an increase in unrealized appreciation on our debt securities portfolio, partially offset by repurchases of our common stock. The increase in unrealized appreciation on our debt securities portfolio is due to a decrease in longer-term interest rates that occurred in the first three months of 2016. As of March 31, 2016, we had 15,437,632 shares of our common stock outstanding, compared with 15,544,077 shares of our common stock outstanding as of December 31, 2015.

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

On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes.” On December 14, 2015, the remaining $367.0 million outstanding aggregate principal amount of TransRe’s 2015 Senior Notes matured and was repaid. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for additional information on the senior notes.

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement in the three months ended March 31, 2016 and there were no outstanding borrowings under the Credit Agreement as of March 31, 2016.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of additional shares of common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In November 2015, our Board of Directors authorized, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, we repurchased shares of our common stock in the three months ended March 31, 2016 and 2015 as follows:

	Three Months Ended March 31,
	2016	2015

Shares repurchased	113,100	58,950
Costs of shares repurchased (in millions)	$53.3	$26.6
Average price per share repurchased	$471.15	$451.77

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of March 31, 2016, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $225.4 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May

2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of March 31, 2016, at our discretion, half of these interests may be converted at any time, and the remaining half may be converted starting in May 2016. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of March 31, 2016, AIHL’s carrying value in Ares was $222.5 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of March 31, 2016, the carrying value of the commercial loan portfolio was $279.9 million, representing the unpaid principal balance on the loans. As of March 31, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in 2-10 years and the principal lent was no more than approximately two-thirds of each property’s appraised value at the time the loan was made.

Energy Holdings. As of March 31, 2016, we had holdings in energy sector businesses of $658.8 million, comprised of $278.6 million of debt securities, $169.3 million of equity securities and $210.9 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2016.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on TransRe’s 8.00% senior notes due on November 30, 2039. In addition to premium collections, cash inflow is obtained from interest and dividend income and maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, the portfolios of our reinsurance and insurance subsidiaries consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

With respect to our non-insurance operating subsidiaries, SORC has almost entirely depended on Alleghany to support its growth. From formation in 2011 through March 31, 2016, we have invested $253.8 million in SORC.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $40.4 million of borrowings by Kentucky Trailer as of March 31, 2016 related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities on our consolidated balance sheets.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall debt securities portfolio credit quality is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2016 and December 31, 2015 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2016. As of March 31, 2016, the ratings of our debt securities portfolio were as follows:

	Ratings as of March 31, 2016
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,166.2	$-	$-	$-	$1,166.2
Municipal bonds	716.1	2,847.7	823.5	30.9	1.7	4,419.9
Foreign government obligations	581.8	309.4	193.2	6.9	0.1	1,091.4
U.S. corporate bonds	20.5	107.0	600.4	816.9	466.6	2,011.4
Foreign corporate bonds	99.8	153.9	490.6	248.7	70.5	1,063.5
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	30.6	1,263.8	0.1	1.1	17.9	1,313.5
Commercial mortgage-backed securities (“CMBS”)	305.8	468.5	147.0	93.3	2.9	1,017.5
Other asset-backed securities	810.5	159.1	302.9	256.3	6.0	1,534.8

Total debt securities	$2,565.1	$6,475.6	$2,557.7	$1,454.1	$565.7	$13,618.2

Percentage of debt securities	18.8%	47.5%	18.8%	10.7%	4.2%	100.0%

(1)	Consists of $209.9 million of securities rated BB / Ba, $273.9 million of securities rated B, $26.3 million of securities rated CCC, $9.5 million of securities rated CC, $4.8 million of securities rated below CC and $41.3 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of March 31, 2016, our debt securities portfolio had an effective duration of approximately 4.6 years, compared with 4.6 years as of December 31, 2015. As of March 31, 2016, approximately $3.3 billion, or 24.3 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.0 billion as of March 31, 2016 from approximately $17.8 billion as of December 31, 2015, primarily reflecting cash flows from operating activities and the impact of an increase in unrealized appreciation on our debt securities portfolio, partially offset by the impact of repurchases of our common stock. The increase in unrealized appreciation on our debt securities portfolio is due to an increase in longer-term interest rates that occurred in the first three months of 2016.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,029.3	$17,029.3	$17,007.6	$17,007.6

Liabilities
Senior Notes(2)	$1,383.6	$1,535.4	$1,383.1	$1,488.7

(1)	This table includes AFS investments (debt and equity securities as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for additional information on the senior notes.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2016 and December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2016
Equity securities:
Common stock	$2,888.1	$-	$1.0	$2,889.1
Preferred stock	-	-	-	-

Total equity securities	2,888.1	-	1.0	2,889.1

Debt securities:
U.S. Government obligations	-	1,166.2	-	1,166.2
Municipal bonds	-	4,419.9	-	4,419.9
Foreign government obligations	-	1,091.4	-	1,091.4
U.S. corporate bonds	-	1,961.4	50.0	2,011.4
Foreign corporate bonds	-	1,063.5	-	1,063.5
Mortgage and asset-backed securities:
RMBS(1)	-	1,299.2	14.3	1,313.5
CMBS	-	997.7	19.8	1,017.5
Other asset-backed securities(2)	-	610.4	924.4	1,534.8

Total debt securities	-	12,609.7	1,008.5	13,618.2
Short-term investments	-	493.6	-	493.6
Other invested assets(3)	-	-	28.4	28.4

Total investments (excluding equity method investments and loans)	$2,888.1	$13,103.3	$1,037.9	$17,029.3

Senior Notes	$-	$1,535.4	$-	$1,535.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $913.9 million and $946.7 million of collateralized loan obligations as of March 31, 2016 and December 31, 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2016, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$19.6	$-	$0.5	$-	$103.3	$170.2	$90.3	$69.0	$452.9	$19.9	$472.8
Texas	38.8	-	-	-	24.1	77.9	55.3	-	196.1	159.1	355.2
California	9.6	43.2	-	14.6	1.4	28.6	90.0	0.8	188.2	102.6	290.8
Massachusetts	11.3	20.3	3.3	-	36.0	42.4	41.9	0.7	155.9	109.9	265.8
Ohio	45.9	5.2	0.2	1.6	-	1.7	84.5	2.3	141.4	64.9	206.3
North Carolina	20.0	26.7	4.2	-	-	0.6	19.0	15.2	85.7	98.8	184.5
Washington	1.1	-	-	-	7.9	5.8	77.4	4.7	96.9	56.0	152.9
Arizona	4.0	28.6	-	-	14.6	0.6	66.2	33.8	147.8	-	147.8
District of Columbia	-	-	-	-	75.0	41.3	7.8	-	124.1	9.8	133.9
Illinois	15.1	38.1	1.4	-	9.8	26.8	-	-	91.2	28.5	119.7
All other states	198.9	79.4	59.4	76.2	117.2	236.0	185.4	77.5	1,030.0	458.8	1,488.8

Total	$364.3	$241.5	$69.0	$92.4	$389.3	$631.9	$717.8	$204.0	$2,710.2	$1,108.3	3,818.5

Total advance refunded / escrowed maturity bonds											601.4

Total municipal bonds											$4,419.9

Recent Accounting Standards

Recently Adopted

In February 2015, the Financial Accounting Standards Board, or the “FASB,” issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under the new guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance is effective in the first quarter of 2016. We adopted this guidance in the first quarter of 2016 and the implementation did not have a material impact on our results of operations and financial condition.

In April 2015, the FASB issued guidance that requires debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective in the first quarter of 2016. We adopted this guidance on a retrospective basis in the first quarter of 2016 and the implementation resulted in a reduction of other assets and a corresponding decrease in senior notes of approximately $7 million as of March 31, 2016 and December 31, 2015.

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

In February 2016, the FASB issued guidance on leases. Under the new guidance, a lessee is required to recognize assets and liabilities for leases with lease terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. The new guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of March 31, 2016 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2016 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$14,792.1	$14,581.0	$14,209.2	$13,618.2	$13,002.7	$12,417.1	$11,868.3
Estimated change in fair value	1,173.9	962.8	591.0	-	(615.5)	(1,201.1)	(1,749.9)

Liabilities:
Senior Notes, fair value	$2,061.5	$1,855.3	$1,682.0	$1,535.4	$1,410.0	$1,302.2	$1,208.7
Estimated change in fair value	526.1	319.9	146.6	-	(125.4)	(233.2)	(326.7)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2016 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 2,889.1	20% Increase	$ 3,466.9	4.8%
	20% Decrease	$ 2,311.3	(4.8%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $333.2 million as of March 31, 2016.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of March 31, 2016, the largest foreign currency exposures for these foreign operations were the Canadian Dollar, the Euro, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. dollar as of March 31, 2016 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 364.0 (1)	20% Increase	$ 436.8	0.6%
	20% Decrease	$ 291.2	(0.6%)

(1)	Denotes a net asset position as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2015 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended March 31, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	100,430	$470.02	100,430	$400.3
February 1 to February 29	-	-	-	400.3
March 1 to March 31	12,670	480.16	12,670	394.2

Total	113,100	471.15	113,100

(1)	In July 2014, our Board of Directors authorized pursuant to the 2014 Repurchase Program the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million. In November 2015, our Board of Directors authorized pursuant to the 2015 Repurchase Program, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: May 5, 2016	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Unaudited Consolidated Financial Statements.