Form 10-Q
period 2016-06-30
ALLEGHANY CORP /DE
filed 2016-08-02
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-9371

ALLEGHANY CORPORATION

EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

DELAWARE

STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION

51-0283071

I.R.S. EMPLOYER IDENTIFICATION NO.

1411 BROADWAY, 34TH FLOOR, NY, NY 10018

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

15,439,250 SHARES, PAR VALUE $1.00 PER SHARE, AS OF JULY 27, 2016

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2016 – $2,639,732; 2015 – $2,740,984)	$2,804,129	$3,005,908
Debt securities (amortized cost: 2016 – $13,257,465; 2015 – $13,529,923)	13,681,224	13,605,963
Short-term investments	621,715	365,810

	17,107,068	16,977,681
Commercial mortgage loans	414,144	177,947
Other invested assets	632,823	676,811

Total investments	18,154,035	17,832,439
Cash	510,819	475,267
Accrued investment income	112,189	115,313
Premium balances receivable	873,178	752,103
Reinsurance recoverables	1,220,516	1,249,948
Ceded unearned premiums	202,838	190,368
Deferred acquisition costs	465,724	419,448
Property and equipment at cost, net of accumulated depreciation and amortization	104,977	101,306
Goodwill	271,816	141,015
Intangible assets, net of amortization	346,407	212,790
Current taxes receivable	-	12,129
Net deferred tax assets	326,028	468,440
Funds held under reinsurance agreements	479,417	234,549
Other assets	746,844	633,964

Total assets	$23,814,788	$22,839,079

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,043,794	$10,799,242
Unearned premiums	2,264,488	2,076,061
Senior Notes	1,383,628	1,383,086
Reinsurance payable	92,872	69,297
Current taxes payable	41,326	-
Other liabilities	997,165	930,967

Total liabilities	15,823,273	15,258,653

Redeemable noncontrolling interests	73,719	25,719

Common stock (shares authorized: 2016 and 2015 – 22,000,000; shares issued: 2016 and 2015 – 17,459,961)	17,460	17,460
Contributed capital	3,611,489	3,611,631
Accumulated other comprehensive income	297,952	116,273
Treasury stock, at cost (2016 – 2,020,711 shares; 2015 – 1,915,884 shares)	(797,808)	(747,784)
Retained earnings	4,788,703	4,557,127

Total stockholders’ equity attributable to Alleghany stockholders	7,917,796	7,554,707

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$23,814,788	$22,839,079

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2016	2015
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,261,516	$1,074,723
Net investment income	106,860	103,087
Net realized capital gains	54,012	86,160
Other than temporary impairment losses	(5,728)	(7,317)
Other revenue	165,371	43,785

Total revenues	1,582,031	1,300,438

Costs and Expenses
Net loss and loss adjustment expenses	815,312	595,455
Commissions, brokerage and other underwriting expenses	408,937	363,954
Other operating expenses	184,955	63,812
Corporate administration	13,459	9,841
Amortization of intangible assets	5,397	(1,051)
Interest expense	20,433	23,375

Total costs and expenses	1,448,493	1,055,386

Earnings before income taxes	133,538	245,052
Income taxes	56,278	61,905

Net earnings	77,260	183,147
Net earnings attributable to noncontrolling interest	189	669

Net earnings attributable to Alleghany stockholders	$77,071	$182,478

Net earnings	$77,260	$183,147
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $48,275 and ($58,871) for 2016 and 2015, respectively	89,654	(109,332)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($12,279) and ($27,595) for 2016 and 2015, respectively	(22,805)	(51,248)
Change in unrealized currency translation adjustment, net of deferred taxes of $879 and $1,555 for 2016 and 2015, respectively	1,632	2,888
Retirement plans	95	137

Comprehensive income	145,836	25,592
Comprehensive income attributable to noncontrolling interest	189	669

Comprehensive income attributable to Alleghany stockholders	$145,647	$24,923

Basic earnings per share attributable to Alleghany stockholders	$4.99	$11.41
Diluted earnings per share attributable to Alleghany stockholders	4.99	11.40

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2016	2015
	($ in thousands, except per share amounts)

Revenues
Net premiums earned	$2,483,081	$2,091,894
Net investment income	211,723	216,469
Net realized capital gains	89,905	129,311
Other than temporary impairment losses	(26,487)	(59,598)
Other revenue	302,759	79,985

Total revenues	3,060,981	2,458,061

Costs and Expenses
Net loss and loss adjustment expenses	1,479,956	1,142,371
Commissions, brokerage and other underwriting expenses	815,670	707,563
Other operating expenses	347,119	131,217
Corporate administration	23,193	22,519
Amortization of intangible assets	8,482	(2,711)
Interest expense	40,702	46,467

Total costs and expenses	2,715,122	2,047,426

Earnings before income taxes	345,859	410,635
Income taxes	113,946	102,068

Net earnings	231,913	308,567
Net earnings attributable to noncontrolling interest	337	880

Net earnings attributable to Alleghany stockholders	$231,576	$307,687

Net earnings	$231,913	$308,567
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $103,256 and ($25,730) for 2016 and 2015, respectively	191,761	(47,785)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($17,576) and ($24,400) for 2016 and 2015, respectively	(32,642)	(45,313)
Change in unrealized currency translation adjustment, net of deferred taxes of $11,955 and ($4,236) for 2016 and 2015, respectively	22,203	(7,867)
Retirement plans	357	(385)

Comprehensive income	413,592	207,217
Comprehensive income attributable to noncontrolling interest	337	880

Comprehensive income attributable to Alleghany stockholders	$413,255	$206,337

Basic earnings per share attributable to Alleghany stockholders	$14.99	$19.22
Diluted earnings per share attributable to Alleghany stockholders	14.99	19.22

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
	($ in thousands)

Cash flows from operating activities
Net earnings	$231,913	$308,567
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	74,753	86,493
Net realized capital (gains) losses	(89,905)	(129,311)
Other than temporary impairment losses	26,487	59,598
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	53,007	(28,472)
(Increase) decrease in premium balance receivable	(121,075)	(159,195)
(Increase) decrease in ceded unearned premiums	(12,470)	(14,702)
(Increase) decrease in deferred acquisition costs	(46,276)	(32,215)
(Increase) decrease in funds held under reinsurance agreements	(244,868)	41,428
Increase (decrease) in unearned premiums	188,427	145,139
Increase (decrease) in loss and loss adjustment expenses	244,552	(133,655)
Change in unrealized foreign exchange losses (gains)	91,281	106,318
Other, net	(74,203)	78,977

Net adjustments	89,710	20,403

Net cash provided by (used in) operating activities	321,623	328,970

Cash flows from investing activities
Purchases of debt securities	(3,578,694)	(4,145,599)
Purchases of equity securities	(999,284)	(2,461,698)
Sales of debt securities	3,263,695	3,100,866
Maturities and redemptions of debt securities	588,638	794,611
Sales of equity securities	1,125,114	2,155,293
Net (purchase) sale in short-term investments	(286,695)	109,187
Purchases of property and equipment	(9,043)	(13,355)
Purchase of subsidiary, net of cash acquired	(122,365)	(47,469)
Other, net	(213,160)	273,495

Net cash provided by (used in) investing activities	(231,794)	(234,669)

Cash flows from financing activities
Treasury stock acquisitions	(53,288)	(40,546)
Other, net	(6,699)	259

Net cash provided by (used in) financing activities	(59,987)	(40,287)

Effect of exchange rate changes on cash	5,710	(11,372)

Net increase (decrease) in cash	35,552	42,642
Cash at beginning of period	475,267	605,259

Cash at end of period	$510,819	$647,901

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$40,307	$51,283
Income taxes paid (refund received)	15,197	31,036

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, which was initially incorporated in Delaware in 1929, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Alleghany’s reinsurance operations commenced on March 6, 2012 when Alleghany consummated a merger with Transatlantic Holdings, Inc. (“TransRe”) and TransRe became one of Alleghany’s wholly-owned subsidiaries. Alleghany’s public equity investments, including those held by TransRe’s and AIHL’s operating subsidiaries, are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s private capital investments are included in other activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) IPS-Integrated Project Services, LLC (“IPS”), a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania, acquired on October 31, 2015; (v) Jazwares, LLC (together with its affiliates, “Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida; and (vi) an approximately 15 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana. The results of IPS have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on October 31, 2015. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent, and as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In the second quarter of 2016, Alleghany Capital’s equity interest in ORX was reduced from approximately 40 percent to approximately 15 percent pursuant to an ORX recapitalization. ORX continues to be accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

Unless the context otherwise requires, references to “Alleghany” include Alleghany together with its subsidiaries.

The accompanying consolidated financial statements include the results of Alleghany and its wholly-owned and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material inter-company balances and transactions have been eliminated in consolidation.

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2023), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interest for all periods presented. During the first six months of 2016, Bourn & Koch had approximately 11 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 20 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding and, beginning April 15, 2016, Jazwares had approximately 20 percent noncontrolling interests outstanding.

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

(c) Recent Accounting Standards

Recently Adopted

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under this guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance was effective in the first quarter of 2016. Alleghany adopted this guidance in the first quarter of 2016 and the implementation did not have a material impact on its results of operations and financial condition.

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

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany will adopt this guidance in the first quarter of 2018 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

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

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings.

Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the consolidated statement of earnings, rather than the consolidated statement of comprehensive income. Alleghany does not currently believe that the implementation will have a material impact on its financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize assets and liabilities for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an available-for-sale (“AFS”) basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which fair value is less than the amortized cost. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
		($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,134.9	$17,134.9	$17,007.6	$17,007.6

Liabilities
Senior Notes(2)	$1,383.6	$1,580.2	$1,383.1	$1,488.7

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for additional information on the senior notes.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2016 and December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of June 30, 2016
Equity securities:
Common stock	$2,799.5	$2.9	$1.7	$2,804.1
Preferred stock	-	-	-	-

Total equity securities	2,799.5	2.9	1.7	2,804.1

Debt securities:
U.S. Government obligations	-	1,207.6	-	1,207.6
Municipal bonds	-	4,566.5	-	4,566.5
Foreign government obligations	-	1,136.3	-	1,136.3
U.S. corporate bonds	-	1,881.7	44.1	1,925.8
Foreign corporate bonds	-	1,108.3	-	1,108.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,189.4	13.8	1,203.2
Commercial mortgage-backed securities (“CMBS”)	-	949.3	15.8	965.1
Other asset-backed securities(2)	-	617.4	951.0	1,568.4

Total debt securities	-	12,656.5	1,024.7	13,681.2
Short-term investments	-	621.7	-	621.7
Other invested assets(3)	-	-	27.9	27.9

Total investments (excluding equity method investments and loans)	$2,799.5	$13,281.1	$1,054.3	$17,134.9

Senior Notes	$-	$1,580.2	$-	$1,580.2

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government-sponsored enterprise, among other types of RMBS.
(2)	Includes $947.2 million and $946.7 million of collateralized loan obligations as of June 30, 2016 and December 31, 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In the three and six months ended June 30, 2016, there were no material transfers of securities out of Level 3.

In the six months ended June 30, 2016, there were transfers of $2.7 million of securities into Level 3 principally due to a decrease in observable inputs related to the valuation of such assets. Of the $2.7 million of transfers, $1.7 million related to U.S. corporate bonds and $1.0 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2016.

In the three and six months ended June 30, 2015, there were transfers of $5.8 million and $16.2 million, respectively, of debt securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets. Of the $16.2 million, $10.7 million related to U.S. corporate bonds and $5.5 million related to foreign corporate bonds.

In the three and six months ended June 30, 2015, there were transfers of $9.6 million of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets. Of the $9.6 million of transfers, $5.0 million related to other invested assets, $3.9 million related to U.S. corporate bonds and $0.7 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three months ended June 30, 2015.

The following tables present reconciliations of the changes during the six months ended June 30, 2016 and 2015 in Level 3 assets measured at fair value:

		Debt Securities
			Mortgage and asset-backed
Six Months Ended June 30, 2016	Common Stock	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2016	$-	$49.8	$14.9	$20.2	$953.0	$29.9	$ 1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	(0.2)	0.2	-	1.5	2.3	3.7
Other comprehensive income	0.6	1.0	(0.2)	0.7	3.7	(1.7)	4.1
Purchases	0.2	1.3	-	-	19.3	-	20.8
Sales	-	(7.8)	-	(4.8)	(26.0)	(2.3)	(40.9)
Issuances	-	-	-	-	-	-	-
Settlements	-	(1.7)	(1.1)	(0.3)	(0.5)	-	(3.6)
Transfers into Level 3	1.0	1.7	-	-	-	-	2.7
Transfers out of Level 3	-	-	-	-	-	(0.3)	(0.3)

Balance as of June 30, 2016	$1.7	$44.1	$13.8	$15.8	$951.0	$27.9	$ 1,054.3

	Debt Securities
			Mortgage and asset-backed
Six Months Ended June 30, 2015	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.3	-	0.3	(0.2)	1.4	0.2	2.0
Other comprehensive income	(0.6)	0.8	(0.5)	(1.1)	8.1	0.6	7.3
Purchases	8.8	-	-	-	132.5	1.6	142.9
Sales	(0.5)	(1.3)	-	-	(119.8)	(0.2)	(121.8)
Issuances	-	-	-	-	-	-	-
Settlements	(12.7)	-	(1.4)	(1.0)	(6.3)	-	(21.4)
Transfers into Level 3	3.9	0.7	-	-	-	5.0	9.6
Transfers out of Level 3	(10.7)	(5.5)	-	-	-	-	(16.2)

Balance as of June 30, 2015	$25.2	$0.7	$16.6	$21.0	$949.0	$31.3	$1,043.8

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of June 30, 2016 and 2015.

Net unrealized losses related to Level 3 investments as of June 30, 2016 and December 31, 2015 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of June 30, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of June 30, 2016
Equity securities:
Common stock	$ 2,639.7	$ 247.4	$ (83.0)	$ 2,804.1
Preferred stock	-	-	-	-

Total equity securities	2,639.7	247.4	(83.0)	2,804.1

Debt securities:
U.S. Government obligations	1,169.6	38.2	(0.2)	1,207.6
Municipal bonds	4,347.9	226.3	(7.7)	4,566.5
Foreign government obligations	1,097.9	38.6	(0.2)	1,136.3
U.S. corporate bonds	1,854.3	77.2	(5.7)	1,925.8
Foreign corporate bonds	1,072.7	37.0	(1.4)	1,108.3
Mortgage and asset-backed securities:
RMBS	1,177.9	25.8	(0.5)	1,203.2
CMBS	941.1	27.9	(3.9)	965.1
Other asset-backed securities(1)	1,596.1	6.0	(33.7)	1,568.4

Total debt securities	13,257.5	477.0	(53.3)	13,681.2
Short-term investments	621.7	-	-	621.7

Total investments	$ 16,518.9	$ 724.4	$ (136.3)	$ 17,107.0

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$2,741.0	$351.9	$(87.0)	$ 3,005.9
Preferred stock	-	-	-	-

Total equity securities	2,741.0	351.9	(87.0)	3,005.9

Debt securities:
U.S. Government obligations	1,086.8	1.9	(14.0)	1,074.7
Municipal bonds	4,213.6	134.8	(8.8)	4,339.6
Foreign government obligations	924.1	18.6	(1.3)	941.4
U.S. corporate bonds	2,201.3	23.4	(48.0)	2,176.7
Foreign corporate bonds	1,219.0	24.0	(12.7)	1,230.3
Mortgage and asset-backed securities:
RMBS	1,255.1	10.7	(12.4)	1,253.4
CMBS	1,024.8	8.2	(9.6)	1,023.4
Other asset-backed securities(1)	1,605.2	0.3	(39.0)	1,566.5

Total debt securities	13,529.9	221.9	(145.8)	13,606.0
Short-term investments	365.8	-	-	365.8

Total investments	$16,636.7	$573.8	$(232.8)	$ 16,977.7

(1)	Includes $947.2 million and $946.7 million of collateralized loan obligations as of June 30, 2016 and December 31, 2015, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
Short-term investments due in one year or less	$621.7	$621.7

Mortgage and asset-backed securities(1)	3,715.1	3,736.7
Debt securities with maturity dates:
One year or less	387.0	388.4
Over one through five years	2,899.7	2,960.8
Over five through ten years	2,993.6	3,131.7
Over ten years	3,262.1	3,463.6

Total debt securities	13,257.5	13,681.2

Equity securities	2,639.7	2,804.1

Total	$16,518.9	$17,107.0

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		($ in millions)

Interest income	$98.7	$92.5	$200.0	$187.2
Dividend income	11.2	11.9	23.3	26.4
Investment expenses	(6.7)	(6.1)	(13.6)	(13.3)
Equity in results of Pillar Investments(1)	3.9	1.0	7.0	7.6
Equity in results of Ares(1)	0.1	3.3	0.5	5.6
Equity in results of ORX	-	(3.7)	-	(4.7)
Other investment results	(0.3)	4.2	(5.5)	7.7

Total	$106.9	$103.1	$211.7	$216.5

(1)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares as defined therein.

As of June 30, 2016, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.9 billion and $2.5 billion for the three months ended June 30, 2016 and 2015, respectively, and $4.4 billion and $5.3 billion for the six months ended June 30, 2016 and 2015, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2016 and 2015 primarily reflect sales of equity and debt securities. In addition, Alleghany Capital recognized a gain of $13.2 million on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value (the “Jazwares Remeasurement Gain”). Realized capital gains from equity securities for the three and six months ended June 30, 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

Gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		($ in millions)

Gross realized capital gains	$102.6	$101.7	$185.1	$216.1
Gross realized capital losses	(48.6)	(15.5)	(95.2)	(86.8)

Net realized capital gains	$54.0	$86.2	$89.9	$129.3

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI Losses

Alleghany holds its equity and debt securities as AFS, and as such, these securities are recorded at fair value. Alleghany continually monitors the difference between cost and the estimated fair value of its equity and debt investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of a security’s decline in value is performed in its functional currency. If the decline is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its cost-basis or amortized cost-basis down to the fair value of the security and records an OTTI loss on its statement of earnings. In addition, any portion of such decline related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

Management’s assessment of equity securities initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether: (i) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and (ii) Alleghany has the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be 12 months from the balance sheet date).

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

Debt securities in an unrealized loss position are evaluated for OTTI if they meet any of the following criteria: (i) they are trading at a discount of at least 20 percent to amortized cost for an extended period of time (nine consecutive months or more); (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; or (iii) Alleghany intends to sell, or it is more likely than not that Alleghany will sell, the debt security before recovery of its amortized cost basis.

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

OTTI losses in the first six months of 2016 reflect $26.5 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $26.5 million of OTTI losses, $7.3 million related to equity securities, primarily in the financial services, technology and chemical sectors, and $19.2 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $26.5 million of OTTI losses, $5.7 million was incurred in the second quarter of 2016.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of June 30, 2016 and December 31, 2015, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			($ in millions)
As of June 30, 2016
Equity securities:
Common stock	$1,070.5	$83.0	$-	$-	$1,070.5	$83.0
Preferred stock	-	-	-	-	-	-

Total equity securities	1,070.5	83.0	-	-	1,070.5	83.0

Debt securities:
U.S. Government obligations	73.7	0.2	-	-	73.7	0.2
Municipal bonds	71.6	0.5	129.2	7.2	200.8	7.7
Foreign government obligations	12.5	0.2	3.9	-	16.4	0.2
U.S. corporate bonds	163.9	2.3	74.6	3.4	238.5	5.7
Foreign corporate bonds	68.9	0.8	29.1	0.6	98.0	1.4
Mortgage and asset-backed securities:
RMBS	19.9	0.1	96.2	0.4	116.1	0.5
CMBS	259.2	1.3	48.6	2.6	307.8	3.9
Other asset-backed securities	290.1	4.9	785.2	28.8	1,075.3	33.7

Total debt securities	959.8	10.3	1,166.8	43.0	2,126.6	53.3

Total temporarily impaired securities	$2,030.3	$93.3	$1,166.8	$43.0	$3,197.1	$136.3

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$1,355.6	$87.0	$-	$-	$1,355.6	$87.0
Preferred stock	-	-	-	-	-	-

Total equity securities	1,355.6	87.0	-	-	1,355.6	87.0

Debt securities:
U.S. Government obligations	818.4	13.9	7.9	0.1	826.3	14.0
Municipal bonds	276.2	2.4	108.3	6.4	384.5	8.8
Foreign government obligations	208.5	1.3	-	-	208.5	1.3
U.S. corporate bonds	1,149.8	39.0	70.0	9.0	1,219.8	48.0
Foreign corporate bonds	479.9	10.8	12.5	1.9	492.4	12.7
Mortgage and asset-backed securities:
RMBS	511.1	6.5	250.6	5.9	761.7	12.4
CMBS	593.1	9.4	15.1	0.2	608.2	9.6
Other asset-backed securities	1,164.8	27.2	265.0	11.8	1,429.8	39.0

Total debt securities	5,201.8	110.5	729.4	35.3	5,931.2	145.8

Total temporarily impaired securities	$6,557.4	$197.5	$729.4	$35.3	$7,286.8	$232.8

As of June 30, 2016, Alleghany held a total of 444 debt securities and equity securities that were in an unrealized loss position, of which 187 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related to other asset-backed securities, municipal bonds and U.S. corporate bonds.

As of June 30, 2016, the vast majority of Alleghany’s debt securities were rated investment grade, with 4.0 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 3.6 percent as of December 31, 2015.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2016, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $227.6 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of June 30, 2016, at Alleghany’s discretion, these interests may be converted at any time. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of June 30, 2016, AIHL’s carrying value in Ares was $220.2 million, which is net of returns of capital received from Ares.

(h) Investments in Commercial Mortgage Loans

As of June 30, 2016, the carrying value of Alleghany’s commercial loan portfolio was $414.1 million, representing the unpaid principal balance on the loans. As of June 30, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years and the principal amount of the loan was no more than approximately two-thirds of each property’s appraised value at the time the loan was made.

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

(b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2016.

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. As of June 30,

2016, the catastrophe reinsurance program consisted of three layers, with portions of the first two layers placed on May 1, 2015 and May 1, 2016 and portions of the third layer placed on May 1, 2014 and May 1, 2016. The portions of the program expiring on April 30, 2016 were renewed on May 1, 2016. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include expiration terms as follows: approximately 34 percent of coverage limits expired on April 30, 2016 and was renewed May 1, 2016 with expiration on April 30, 2019; approximately 33 percent of coverage limits will expire on April 30, 2017; and approximately 33 percent of coverage limits will expire on April 30, 2018. The third layer of coverage was originally placed with expiration on April 30, 2017. However, effective May 1, 2016 approximately 39 percent of the third layer of coverage was cancelled and replaced with the same coverage for a three year period expiring on April 30, 2019. The remaining coverage will expire on April 30, 2017.

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

5. Income Taxes

The effective tax rate on earnings before income taxes for the first six months of 2016 was 32.9 percent, compared with 24.9 percent for the first six months of 2015. The increase in the effective tax rate in the first six months of 2016 from the first six months of 2015 primarily reflects prior period income tax adjustments and lower tax-exempt interest income arising from municipal bond securities, partially offset by lower taxable income. Prior period income tax expense adjustments for the second quarter and first six months of 2016 include $19.7 million of out-of-period reductions to current and deferred TransRe tax assets recorded as of June 30, 2016 that relate primarily to periods prior to Alleghany’s March 6, 2012 merger with TransRe.

Alleghany believes that, as of June 30, 2016, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2016.

6. Stockholders’ Equity

(a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, Alleghany repurchased shares of Common Stock in the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares repurchased	-	29,233	113,100	88,183
Cost of shares repurchased (in millions)	$-	$13.9	$53.3	$40.5
Average price per share repurchased	$-	$475.97	$471.15	$459.80

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the six months ended June 30, 2016 and 2015 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
		($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	191.7	22.2	0.4	214.3
Reclassifications from accumulated other comprehensive income	(32.6)	-	-	(32.6)

Total	159.1	22.2	0.4	181.7

Balance as of June 30, 2016	$391.0	$(81.8)	$(11.2)	$298.0

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
		($ in millions)
Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income, net of tax:
Other comprehensive loss before reclassifications	(47.8)	(7.9)	(0.4)	(56.1)
Reclassifications from accumulated other comprehensive income	(45.3)	-	-	(45.3)

Total	(93.1)	(7.9)	(0.4)	(101.4)

Balance as of June 30, 2015	$362.3	$(97.1)	$(13.0)	$252.2

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and six months ended June 30, 2016 and 2015 were as follows:

Accumulated Other Comprehensive Income Component		Three Months Ended June 30,		Six Months Ended June 30,
	Line in Consolidated Statement of Earnings	2016	2015	2016	2015
			($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(40.8)	$(86.2)	$(76.7)	$(129.3)
	Other than temporary impairment losses	5.7	7.3	26.5	59.6
	Income taxes	12.3	27.6	17.6	24.4

Total reclassifications:	Net earnings	$(22.8)	$(51.3)	$(32.6)	$(45.3)

(1)	For the three and six month ended June 30, 2016, excludes Jazwares Remeasurement Gain of $13.2 million.

7. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$77.1	$182.5	$231.6	$307.7
Effect of dilutive securities	-	-	-	-

Income available to common stockholders for diluted earnings per share	$77.1	$182.5	$231.6	$307.7

Weighted average common shares outstanding applicable to basic earnings per share	15,438,859	15,994,969	15,445,525	16,004,596
Effect of dilutive securities	-	8,054	-	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,438,859	16,003,023	15,445,525	16,004,596

70,738 and 77,131 contingently issuable shares were potentially available during the first six months of 2016 and 2015, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

8. Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K.

(c) Energy Holdings

As of June 30, 2016, Alleghany had holdings in energy sector businesses of $689.6 million, comprised of $244.1 million of debt securities, $231.4 million of equity securities and $214.1 million of Alleghany’s equity attributable to SORC.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital parent level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS (beginning October 31, 2015), and Jazwares. Oil and gas operations are conducted through SORC, and also include Alleghany Capital’s investment in ORX. ORX is accounted for under the equity method of accounting.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity for $162.8 million, bringing its equity ownership interest to 80 percent, and as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. The $162.8 million purchase price includes $122.1 million in cash paid on April 18, 2016 and $40.7 million of potential contingent consideration based on future profitability. In connection with the acquisition, $130.0 million, $52.4 million and $89.7 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively, were recorded. Indefinite-lived intangible assets relate to trade name, and finite-lived intangible assets relate to license agreements, customer relationships and owned content.

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

(b) Results

Results for Alleghany’s two reportable segments and for other activities for the three and six months ended June 30, 2016 and 2015 are shown in the tables below:

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months Ended June 30, 2016	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$389.9	$712.4	$1,102.3	$307.7	$70.0	$34.0	$411.7	$1,514.0	$-	$(4.7)	$1,509.3
Net premiums written	315.1	695.4	1,010.5	224.5	65.7	33.6	323.8	1,334.3	-	-	1,334.3
Net premiums earned	290.2	689.9	980.1	188.3	58.6	34.5	281.4	1,261.5	-	-	1,261.5
Net loss and LAE	201.3	448.1	649.4	109.1	30.9	25.9	165.9	815.3	-	-	815.3
Commissions, brokerage and other underwriting expenses	92.2	226.5	318.7	54.7	25.9	9.6	90.2	408.9	-	-	408.9

Underwriting profit (loss)(3)	$(3.3)	$15.3	$12.0	$24.5	$1.8	$(1.0)	$25.3	37.3	-	-	37.3

Net investment income								105.1	-	1.8	106.9
Net realized capital gains								41.0	13.0	-	54.0
Other than temporary impairment losses								(5.7)	-	-	(5.7)
Other revenue								3.3	161.8	0.3	165.4
Other operating expenses								19.5	164.9	0.6	185.0
Corporate administration								0.5	-	13.0	13.5
Amortization of intangible assets								(0.7)	6.1	-	5.4
Interest expense								6.9	0.3	13.3	20.5

Earnings (losses) before income taxes								$154.8	$3.5	$(24.8)	$133.5

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months Ended June 30, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$302.4	$587.8	$890.2	$339.7	$61.4	$24.1	$425.2	$1,315.4	$-	$(6.5)	$1,308.9
Net premiums written	252.4	578.2	830.6	233.7	57.9	23.8	315.4	1,146.0	-	-	1,146.0
Net premiums earned	236.7	562.9	799.6	201.4	49.9	23.8	275.1	1,074.7	-	-	1,074.7
Net loss and LAE	67.2	361.7	428.9	114.3	33.9	18.3	166.5	595.4	-	-	595.4
Commissions, brokerage and other underwriting expenses	76.6	201.1	277.7	55.1	21.8	9.4	86.3	364.0	-	-	364.0

Underwriting profit (loss)(3)	$92.9	$0.1	$93.0	$32.0	$(5.8)	$(3.9)	$22.3	115.3	-	-	115.3

Net investment income								103.3	(1.2)	1.0	103.1
Net realized capital gains								86.2	0.1	(0.1)	86.2
Other than temporary impairment losses								(7.3)	-	-	(7.3)
Other revenue								1.0	42.5	0.3	43.8
Other operating expenses								16.8	46.3	0.7	63.8
Corporate administration								0.2	-	9.6	9.8
Amortization of intangible assets								(1.1)	0.1	-	(1.0)
Interest expense								9.7	0.4	13.3	23.4

Earnings (losses) before income taxes								$272.9	$(5.4)	$(22.4)	$245.1

	Reinsurance Segment			Insurance Segment					Other Activities
Six Months Ended June 30, 2016	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$773.1	$1,471.6	$2,244.7	$564.6	$132.9	$68.1	$765.6	$3,010.3	$-	$(11.5)	$2,998.8
Net premiums written	624.6	1,441.9	2,066.5	398.1	124.5	67.4	590.0	2,656.5	-	-	2,656.5
Net premiums earned	543.3	1,375.8	1,919.1	380.6	114.2	69.2	564.0	2,483.1	-	-	2,483.1
Net loss and LAE	297.3	878.2	1,175.5	194.2	57.9	52.4	304.5	1,480.0	-	-	1,480.0
Commissions, brokerage and other underwriting expenses	170.2	465.9	636.1	107.9	52.4	19.3	179.6	815.7	-	-	815.7

Underwriting profit (loss)(3)	$75.8	$31.7	$107.5	$78.5	$3.9	$(2.5)	$79.9	187.4	-	-	187.4

Net investment income								207.8	-	3.9	211.7
Net realized capital gains								80.4	12.9	(3.4)	89.9
Other than temporary impairment losses								(26.5)	-	-	(26.5)
Other revenue								3.5	298.7	0.6	302.8
Other operating expenses								41.5	304.4	1.2	347.1
Corporate administration								0.6	-	22.6	23.2
Amortization of intangible assets								(1.8)	10.2	-	8.4
Interest expense								13.8	0.6	26.3	40.7

Earnings (losses) before income taxes								$398.5	$(3.6)	$(49.0)	$345.9

	Reinsurance Segment			Insurance Segment					Other Activities
Six Months Ended June 30, 2015	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$574.0	$1,218.4	$1,792.4	$627.9	$115.9	$45.6	$789.4	$2,581.8	$-	$(14.0)	$2,567.8
Net premiums written	462.4	1,196.9	1,659.3	424.3	108.5	45.0	577.8	2,237.1	-	-	2,237.1
Net premiums earned	452.3	1,094.2	1,546.5	404.5	97.5	43.4	545.4	2,091.9	-	-	2,091.9
Net loss and LAE	130.4	704.9	835.3	215.1	58.3	33.7	307.1	1,142.4	-	-	1,142.4
Commissions, brokerage and other underwriting expenses	143.5	390.9	534.4	110.4	44.5	18.2	173.1	707.5	-	-	707.5

Underwriting profit (loss)(3)	$178.4	$(1.6)	$176.8	$79.0	$(5.3)	$(8.5)	$65.2	242.0	-	-	242.0

Net investment income								214.0	(0.2)	2.7	216.5
Net realized capital gains								135.0	-	(5.7)	129.3
Other than temporary impairment losses								(59.6)	-	-	(59.6)
Other revenue								2.5	77.1	0.3	79.9
Other operating expenses								43.5	86.5	1.2	131.2
Corporate administration								0.4	-	22.1	22.5
Amortization of intangible assets								(3.0)	0.2	0.1	(2.7)
Interest expense								19.5	0.8	26.2	46.5

Earnings (losses) before income taxes								$473.5	$(10.6)	$(52.3)	$410.6

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of June 30, 2016, the identifiable assets of the reinsurance segment, insurance segment and other activities were $16.0 billion, $6.5 billion and $1.3 billion, respectively, of which cash and invested assets represented $13.4 billion, $4.9 billion and $0.4 billion, respectively. As of June 30, 2016, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.3 billion, $2.7 billion and ($0.1) billion, respectively.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $28.7 million of debt at Kentucky Trailer as of June 30, 2016 related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, and $5.0 million of borrowings by Jazwares under its available credit facility as of June 30, 2016. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities on Alleghany’s consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2015, or the “2015 10-K.”

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, or this “Form 10-Q,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiaries,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc.,

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC,

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries,

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates, and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

Note on Forward-Looking Statements

Certain statements contained in this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in Alleghany’s most recent Annual Report on Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating our performance. This presentation includes the use of underwriting profit and Adjusted EBITDA, which are “non-GAAP financial measures,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. The presentation of these financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. Also note that these measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. A discussion of our calculation and use of these financial measures is provided below.

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include net investment income, net realized capital gains, other than temporary impairment, or “OTTI,” losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Adjusted EBITDA is a non-GAAP financial measure for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI losses; and (vi) income taxes. Because Adjusted EBITDA excludes interest, income taxes, depreciation and amortization, it provides an indication of economic performance that is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We use Adjusted EBITDA as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our non-insurance operating subsidiaries and investments. A reconciliation of Adjusted EBITDA to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $77.1 million in the second quarter of 2016, compared with $182.5 million in the second quarter of 2015, and $231.6 million in the first six months of 2016, compared with $307.7 million in the first six months of 2015.

•	Earnings before income taxes were $133.5 million in the second quarter of 2016, compared with $245.1 million in the second quarter of 2015, and $345.9 million in the first six months of 2016, compared with $410.6 million in the first six months of 2015.

•	Net investment income increased by 3.7 percent in the second quarter of 2016 from the second quarter of 2015, and decreased by 2.2 percent in the first six months of 2016 from the first six months of 2015.

•	Net premiums written increased by 16.4 percent and 18.7 percent in the second quarter and first six months of 2016, respectively, from the corresponding 2015 periods.

•	Underwriting profit was $37.3 million in the second quarter of 2016, compared with $115.3 million in the second quarter of 2015, and $187.4 million in the first six months of 2016, compared with $242.0 million in the first six months of 2015.

•	The combined ratio for our reinsurance and insurance segments was 97.0 percent in the second quarter of 2016, compared with 89.3 percent in the second quarter of 2015, and 92.4 percent in the first six months of 2016, compared with 88.4 percent in the first six months of 2015.

•	Catastrophe losses, net of reinsurance, were $124.8 million in the second quarter of 2016, compared with $14.6 million in the second quarter of 2015, and $127.5 in the first six months of 2016, compared with $16.4 million in the first six months of 2015.

•	Net favorable prior accident year development on loss reserves was $90.0 million in the second quarter of 2016, compared with $54.8 million in the second quarter of 2015, and $175.3 million in the first six months of 2016, compared with $95.6 million in the first six months of 2015.

As of June 30, 2016, we had total assets of $23.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.9 billion. As of June 30, 2016, we had consolidated total investments of approximately $18.2 billion, of which $13.7 billion was invested in debt securities, $2.8 billion was invested in equity securities, $0.6 billion was invested in short-term investments, $0.4 billion was invested in commercial mortgage loans and $0.7 billion was invested in other invested assets.

Our principal executive offices are located in leased office space at 1411 Broadway, 34th Floor, New York, New York, and our telephone number is (212) 752-1356.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Net premiums earned	$1,261.5	$1,074.7	$2,483.1	$2,091.9
Net investment income	106.9	103.1	211.7	216.5
Net realized capital gains	54.0	86.2	89.9	129.3
Other than temporary impairment losses	(5.7)	(7.3)	(26.5)	(59.6)
Other revenue	165.4	43.8	302.8	79.9

Total revenues	1,582.1	1,300.5	3,061.0	2,458.0

Costs and Expenses
Net loss and loss adjustment expenses	815.3	595.4	1,480.0	1,142.4
Commissions, brokerage and other underwriting expenses	408.9	364.0	815.7	707.5
Other operating expenses	185.0	63.8	347.1	131.2
Corporate administration	13.5	9.8	23.2	22.5
Amortization of intangible assets	5.4	(1.0)	8.4	(2.7)
Interest expense	20.5	23.4	40.7	46.5

Total costs and expenses	1,448.6	1,055.4	2,715.1	2,047.4

Earnings before income taxes	133.5	245.1	345.9	410.6
Income taxes	56.2	61.9	114.0	102.0

Net earnings	77.3	183.2	231.9	308.6
Net earnings attributable to noncontrolling interest	0.2	0.7	0.3	0.9

Net earnings attributable to Alleghany stockholders	$77.1	$182.5	$231.6	$307.7

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 9 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The results for our segments and for other activities for the three and six months ended June 30, 2016 and 2015 are shown in the tables below:

	Segments			Other Activities
Three Months Ended June 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$1,102.3	$411.7	$1,514.0	$-	$(4.7)	$1,509.3
Net premiums written	1,010.5	323.8	1,334.3	-	-	1,334.3

Net premiums earned	980.1	281.4	1,261.5	-	-	1,261.5

Net loss and LAE:
Current year (excluding catastrophe losses)	631.6	148.9	780.5	-	-	780.5
Current year catastrophe losses	95.8	29.0	124.8	-	-	124.8
Prior years	(78.0)	(12.0)	(90.0)	-	-	(90.0)

Total net loss and LAE	649.4	165.9	815.3	-	-	815.3
Commissions, brokerage and other underwriting expenses	318.7	90.2	408.9	-	-	408.9

Underwriting profit(2)	$12.0	$25.3	37.3	-	-	37.3

Net investment income			105.1	-	1.8	106.9
Net realized capital gains			41.0	13.0	-	54.0
Other than temporary impairment losses			(5.7)	-	-	(5.7)
Other revenue			3.3	161.8	0.3	165.4
Other operating expenses			19.5	164.9	0.6	185.0
Corporate administration			0.5	-	13.0	13.5
Amortization of intangible assets			(0.7)	6.1	-	5.4
Interest expenses			6.9	0.3	13.3	20.5

Earnings (losses) before income taxes			$154.8	$3.5	$(24.8)	$133.5

Loss ratio(3):
Current year (excluding catastrophe losses)	64.5%	52.9%	61.9%
Current year catastrophe losses	9.8%	10.3%	9.9%
Prior years	(8.0%)	(4.3%)	(7.2%)

Total net loss and LAE	66.3%	58.9%	64.6%
Expense ratio(4)	32.5%	32.1%	32.4%

Combined ratio(5)	98.8%	91.0%	97.0%

	Segments			Other Activities
Three Months Ended June 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$890.2	$425.2	$1,315.4	$-	$(6.5)	$1,308.9
Net premiums written	830.6	315.4	1,146.0	-	-	1,146.0

Net premiums earned	799.6	275.1	1,074.7	-	-	1,074.7

Net loss and LAE:
Current year (excluding catastrophe losses)	480.0	155.6	635.6	-	-	635.6
Current year catastrophe losses	-	14.6	14.6	-	-	14.6
Prior years	(51.1)	(3.7)	(54.8)	-	-	(54.8)

Total net loss and LAE	428.9	166.5	595.4	-	-	595.4

Commissions, brokerage and other underwriting expenses	277.7	86.3	364.0	-	-	364.0

Underwriting profit(2)	$93.0	$22.3	115.3	-	-	115.3

Net investment income			103.3	(1.2)	1.0	103.1
Net realized capital gains			86.2	0.1	(0.1)	86.2
Other than temporary impairment losses			(7.3)	-	-	(7.3)
Other revenue			1.0	42.5	0.3	43.8
Other operating expenses			16.8	46.3	0.7	63.8
Corporate administration			0.2	-	9.6	9.8
Amortization of intangible assets			(1.1)	0.1	-	(1.0)
Interest expenses			9.7	0.4	13.3	23.4

Earnings (losses) before income taxes			$272.9	$(5.4)	$(22.4)	$245.1

Loss ratio(3):
Current year (excluding catastrophe losses)	60.0%	56.5%	59.1%
Current year catastrophe losses	- %	5.3%	1.4%
Prior years	(6.4%)	(1.3%)	(5.1%)

Total net loss and LAE	53.6%	60.5%	55.4%

Expense ratio(4)	34.7%	31.4%	33.9%

Combined ratio(5)	88.3%	91.9%	89.3%

	Segments			Other Activities
Six Months Ended June 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$2,244.7	$765.6	$3,010.3	$-	$(11.5)	$2,998.8
Net premiums written	2,066.5	590.0	2,656.5	-	-	2,656.5

Net premiums earned	1,919.1	564.0	2,483.1	-	-	2,483.1

Net loss and LAE:
Current year (excluding catastrophe losses)	1,228.7	299.1	1,527.8	-	-	1,527.8
Current year catastrophe losses	95.8	31.7	127.5	-	-	127.5
Prior years	(149.0)	(26.3)	(175.3)	-	-	(175.3)

Total net loss and LAE	1,175.5	304.5	1,480.0	-	-	1,480.0

Commissions, brokerage and other underwriting expenses	636.1	179.6	815.7	-	-	815.7

Underwriting profit(2)	$107.5	$79.9	187.4	-	-	187.4

Net investment income			207.8	-	3.9	211.7
Net realized capital gains			80.4	12.9	(3.4)	89.9
Other than temporary impairment losses			(26.5)	-	-	(26.5)
Other revenue			3.5	298.7	0.6	302.8
Other operating expenses			41.5	304.4	1.2	347.1
Corporate administration			0.6	-	22.6	23.2
Amortization of intangible assets			(1.8)	10.2	-	8.4
Interest expenses			13.8	0.6	26.3	40.7

Earnings (losses) before income taxes			$398.5	$(3.6)	$(49.0)	$345.9

Loss ratio(3):
Current year (excluding catastrophe losses)	64.0%	53.1%	61.5%
Current year catastrophe losses	5.0%	5.6%	5.1%
Prior years	(7.7%)	(4.7%)	(7.0%)

Total net loss and LAE	61.3%	54.0%	59.6%

Expense ratio(4)	33.1%	31.8%	32.8%

Combined ratio(5)	94.4%	85.8%	92.4%

	Segments					Other Activities
Six Months Ended June 30, 2015	Reinsurance Segment		Insurance Segment		Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$1,792.4		$789.4		$2,581.8	$-	$(14.0)	$2,567.8
Net premiums written	1,659.3		577.8		2,237.1	-	-	2,237.1

Net premiums earned	1,546.5		545.4		2,091.9	-	-	2,091.9

Net loss and LAE:
Current year (excluding catastrophe losses)	924.8		296.8		1,221.6	-	-	1,221.6
Current year catastrophe losses	-		16.4		16.4	-	-	16.4
Prior years	(89.5)		(6.1)		(95.6)	-	-	(95.6)

Total net loss and LAE	835.3		307.1		1,142.4	-	-	1,142.4

Commissions, brokerage and other underwriting expenses	534.4		173.1		707.5	-	-	707.5

Underwriting profit(2)	$176.8		$65.2		242.0	-	-	242.0

Net investment income					214.0	(0.2)	2.7	216.5
Net realized capital gains					135.0	-	(5.7)	129.3
Other than temporary impairment losses					(59.6)	-	-	(59.6)
Other revenue					2.5	77.1	0.3	79.9
Other operating expenses					43.5	86.5	1.2	131.2
Corporate administration					0.4	-	22.1	22.5
Amortization of intangible assets					(3.0)	0.2	0.1	(2.7)
Interest expenses					19.5	0.8	26.2	46.5

Earnings (losses) before income taxes					$473.5	$(10.6)	$(52.3)	$410.6

Loss ratio(3):
Current year (excluding catastrophe losses)	59.8%		54.4%		58.4%
Current year catastrophe losses	- %		3.0%		0.8%
Prior years	(5.8%	)	(1.1%	)	(4.6% )

Total net loss and LAE	54.0%		56.3%		54.6%

Expense ratio(4)	34.6%		31.7%		33.8%

Combined ratio(5)	88.6%		88.0%		88.4%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions)
Premiums written:
Gross premiums written	$1,509.3	$1,308.9	15.3%	$2,998.8	$2,567.8	16.8%
Net premiums written	1,334.3	1,146.0	16.4%	2,656.5	2,237.1	18.7%

Net premiums earned	1,261.5	1,074.7	17.4%	2,483.1	2,091.9	18.7%

The increases in gross premiums written in the second quarter and first six months of 2016 from the corresponding 2015 periods reflect increases at our reinsurance segment, partially offset by decreases at our insurance segment. The increases in net premiums written in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases at our reinsurance segment. The increases in gross premiums written and net premiums written at our reinsurance segment primarily reflect $180.0 million and $424.8 million in the second quarter and first six months of 2016, respectively, of premiums related to a large whole account quota share treaty entered into in the fourth quarter of 2015. The increases in net premiums written were partially offset by higher ceded premiums written due to an increase in retrocessional coverage purchased by TransRe. The decreases in gross premiums written at our insurance segment reflect lower premiums at RSUI, partially offset by continued growth in premiums at PacificComp and CapSpecialty.

The increases in net premiums earned in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases at our reinsurance segment for the reasons discussed above.

A comparison of premiums for the second quarter and first six months of 2016 and 2015 is more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophe losses)	$780.5	$635.6	22.8%	$1,527.8	$1,221.6	25.1%
Current year catastrophe losses	124.8	14.6	754.8%	127.5	16.4	677.4%
Prior years	(90.0)	(54.8)	64.2%	(175.3)	(95.6)	83.4%

Total net loss and LAE	$815.3	$595.4	36.9%	$1,480.0	$1,142.4	29.6%

Loss ratio:
Current year (excluding catastrophe losses)	61.9%	59.1%		61.5%	58.4%
Current year catastrophe losses	9.9%	1.4%		5.1%	0.8%
Prior years	(7.2%)	(5.1%)		(7.0%)	(4.6%)

Total net loss and LAE	64.6%	55.4%		59.6%	54.6%

The increases in net loss and LAE in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases at our reinsurance segment due primarily to higher net premiums earned, as discussed above, significant catastrophe losses in the second quarter of 2016 and higher non-catastrophe property losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by increases in favorable prior accident year development on loss reserves in these periods.

A comparison of net loss and LAE for the second quarter and first six months of 2016 and 2015 is more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
	($ in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$408.9	$364.0	12.3%	$815.7	$707.5	15.3%

Expense ratio	32.4%	33.9%		32.8%	33.8%

The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases at our reinsurance segment due primarily to higher net premiums earned, as discussed above, partially offset by slight decreases in overhead expenses.

A comparison of commissions, brokerage and other underwriting expenses for the second quarter and first six months of 2016 and 2015 is more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
	($ in millions, except ratios)
Underwriting profit	$37.3	$115.3	(67.6%)	$187.4	$242.0	(22.6%)

Combined ratio	97.0%	89.3%		92.4%	88.4%

The decreases in underwriting profit in the second quarter and first six months of 2016 from the corresponding 2015 periods reflect decreases at our reinsurance segment, partially offset by increases at our insurance segment. The decreases at our reinsurance segment primarily reflect significant catastrophe losses in the second quarter of 2016, partially offset by increases in favorable prior accident year development on loss reserves. The increases at our insurance segment primarily reflect improved results at CapSpecialty and PacificComp.

A comparison of underwriting profits for the second quarter and first six months of 2016 and 2015 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
	($ in millions)
Net investment income	$106.9	$103.1	3.7%	$211.7	$216.5	(2.2%)
Net realized capital gains	54.0	86.2	(37.4%)	89.9	129.3	(30.5%)
Other than temporary impairment losses	(5.7)	(7.3)	(21.9%)	(26.5)	(59.6)	(55.5%)

The increase in net investment income in the second quarter of 2016 from the second quarter of 2015 primarily reflects higher interest income from funds withheld by cedants. The decrease in net investment income in the first six months of 2016 from the first six months of 2015 primarily reflects lower earnings from partnership investments and equity-method investments included in other invested assets, partially offset by higher interest income from funds withheld by cedants.

The decreases in net realized capital gains in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect lower gains from the sales of equity securities, partially offset by a one-time $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital. Realized capital gains from equity securities for the quarter ended June 30, 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

The decreases in OTTI losses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect decreases in losses on equity securities, partially offset by increases in losses on debt securities.

A comparison of investment results for the second quarter and first six months of 2016 and 2015 is more fully described in the following pages.

Other revenue and expenses. The following table summarizes our consolidated other revenue and expenses.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions)
Other revenue	$165.4	$43.8	277.6%	$302.8	$79.9	279.0%

Other operating expenses	185.0	63.8	190.0%	347.1	131.2	164.6%
Corporate administration	13.5	9.8	37.8%	23.2	22.5	3.1%
Amortization of intangible assets	5.4	(1.0)	(640.0%)	8.4	(2.7)	(411.1%)
Interest expense	20.5	23.4	(12.4%)	40.7	46.5	(12.5%)

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $18.1 million and $16.4 million in the second quarter of 2016 and 2015, respectively, and $39.5 million and $42.1 million in the first six months of 2016 and 2015, respectively.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent, and as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

The increases in other revenue and other operating expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the acquisition of IPS on October 31, 2015 and, to a lesser extent, the inclusion of Jazwares in our consolidated results on April 15, 2016 and growth at Kentucky Trailer.

Corporate administration. The increase in corporate administration expense in the second quarter of 2016 from the second quarter of 2015 primarily reflects higher long-term incentive compensation expenses due primarily to a substantial rise in the price per share of our common stock during the 2016 second quarter.

Amortization of intangible assets. Amortization expenses in the second quarter and first six months of 2016 reflect the amortization of net intangible assets, including intangible assets related to the acquisition of IPS and Jazwares. Negative amortization expenses in the second quarter and first six months of 2015 reflect the amortization of intangible liabilities acquired in the merger with TransRe in 2012, partially offset by the amortization of intangible assets.

Interest expense. The decreases in interest expense in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect lower interest expense at TransRe resulting from the maturity and repayment of senior notes on December 14, 2015. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for further information on the senior notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions, except ratios)
Income taxes	$56.2	$61.9	(9.2%)	$114.0	$102.0	11.8%

Effective tax rate				32.9%	24.9%

The decrease in income taxes in the second quarter of 2016 from the second quarter of 2015 primarily reflects a decrease in earnings before income taxes, partially offset by prior period adjustments. The increase in income taxes in the first six months of 2016 from the first six months of 2015 primarily reflects prior period income tax adjustments, partially offset by a decrease in earnings before income taxes. The increase in the effective tax rate in the first six months of 2016 from the first six months of 2015 primarily reflects prior period adjustments and lower tax-exempt interest income arising from municipal bond securities, partially offset by lower taxable income. Prior period income tax expense adjustments for the second quarter and first six months of 2016 include $19.7 million of out-of-period reductions to current and deferred TransRe tax assets recorded as of June 30, 2016 that relate primarily to periods prior to our March 6, 2012 merger with TransRe.

Earnings. The following table summarizes our earnings.

	Three Months Ended June 30,		Percent Change		Six Months Ended June 30,		Percent Change
	2016	2015			2016	2015
	($ in millions)
Earnings before income taxes	$133.5	$245.1	(45.5%	)	$345.9	$410.6	(15.8%	)
Net earnings attributable to Alleghany stockholders	77.1	182.5	(57.8%	)	231.6	307.7	(24.7%	)

The decreases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect lower underwriting profits due to higher catastrophe losses and lower realized capital gains, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Three Months Ended June 30, 2016	Property	Casualty & other(1)		Total
	($ in millions, except ratios)
Gross premiums written	$389.9	$712.4		$1,102.3
Net premiums written	315.1	695.4		1,010.5

Net premiums earned	290.2	689.9		980.1
Net loss and LAE:
Current year (excluding catastrophe losses)	142.5	489.1		631.6
Current year catastrophe losses	94.1	1.7		95.8
Prior years	(35.3)	(42.7)		(78.0)

Total net loss and LAE	201.3	448.1		649.4

Commissions, brokerage and other underwriting expenses	92.2	226.5		318.7

Underwriting profit (loss)(2)	$(3.3)	$15.3		$12.0

Loss ratio(3):
Current year (excluding catastrophe losses)	49.1%	70.9%		64.5%
Current year catastrophe losses	32.4%	0.2%		9.8%
Prior years	(12.2% )	(6.2%	)	(8.0%	)

Total net loss and LAE	69.3%	64.9%		66.3%

Expense ratio(4)	31.8%	32.8%		32.5%

Combined ratio(5)	101.1%	97.7%		98.8%

Three Months Ended June 30, 2015	Property		Casualty & other(1)		Total
	($ in millions, except ratios)
Gross premiums written	$302.4		$587.8		$890.2
Net premiums written	252.4		578.2		830.6

Net premiums earned	236.7		562.9		799.6
Net loss and LAE:
Current year (excluding catastrophe losses)	91.0		389.0		480.0
Current year catastrophe losses	-		-		-
Prior years	(23.8)		(27.3)		(51.1)

Total net loss and LAE	67.2		361.7		428.9

Commissions, brokerage and other underwriting expenses	76.6		201.1		277.7

Underwriting profit(2)	$92.9		$0.1		$93.0

Loss ratio(3):
Current year (excluding catastrophe losses)	38.5%		69.1%		60.0%
Current year catastrophe losses	- %		- %		- %
Prior years	(10.1%	)	(4.8%	)	(6.4%	)

Total net loss and LAE	28.4%		64.3%		53.6%

Expense ratio(4)	32.4%		35.7%		34.7%

Combined ratio(5)	60.8%		100.0%		88.3%

Six Months Ended June 30, 2016	Property		Casualty & other(1)		Total
	($ in millions, except ratios)
Gross premiums written	$773.1		$1,471.6		$2,244.7
Net premiums written	624.6		1,441.9		2,066.5

Net premiums earned	543.3		1,375.8		1,919.1
Net loss and LAE:

Current year (excluding catastrophe losses)	271.7		957.0		1,228.7
Current year catastrophe losses	94.1		1.7		95.8
Prior years	(68.5)		(80.5)		(149.0)

Total net loss and LAE	297.3		878.2		1,175.5

Commissions, brokerage and other underwriting expenses	170.2		465.9		636.1

Underwriting profit(2)	$75.8		$31.7		$107.5

Loss ratio(3):

Current year (excluding catastrophe losses)	50.0%		69.6%		64.0%
Current year catastrophe losses	17.3%		0.1%		5.0%
Prior years	(12.6%	)	(5.9%	)	(7.7%	)

Total net loss and LAE	54.7%		63.8%		61.3%

Expense ratio(4)	31.3%		33.9%		33.1%

Combined ratio(5)	86.0%		97.7%		94.4%

Six Months Ended June 30, 2015	Property		Casualty & other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$574.0		$1,218.4	$1,792.4
Net premiums written	462.4		1,196.9	1,659.3

Net premiums earned	452.3		1,094.2	1,546.5
Net loss and LAE:
Current year (excluding catastrophe losses)	166.2		758.6	924.8
Current year catastrophe losses	-		-	-
Prior years	(35.8)		(53.7)	(89.5)

Total net loss and LAE	130.4		704.9	835.3

Commissions, brokerage and other underwriting expenses	143.5		390.9	534.4

Underwriting profit (loss)(2)	$178.4		$(1.6)	$176.8

Loss ratio(3):
Current year (excluding catastrophe losses)	36.7%		69.3%	59.8%
Current year catastrophe losses	- %		- %	- %
Prior years	(7.9%	)	(4.9% )	(5.8%	)

Total net loss and LAE	28.8%		64.4%	54.0%

Expense ratio(4)	31.7%		35.7%	34.6%

Combined ratio(5)	60.5%		100.1%	88.6%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
	($ in millions)
Property
Premiums written:
Gross premiums written	$389.9	$302.4	28.9%	$773.1	$574.0	34.7%
Net premiums written	315.1	252.4	24.8%	624.6	462.4	35.1%

Net premiums earned	290.2	236.7	22.6%	543.3	452.3	20.1%

Casualty & other
Premiums written:
Gross premiums written	$712.4	$587.8	21.2%	$1,471.6	$1,218.4	20.8%
Net premiums written	695.4	578.2	20.3%	1,441.9	1,196.9	20.5%

Net premiums earned	689.9	562.9	22.6%	1,375.8	1,094.2	25.7%

Total
Premiums written:
Gross premiums written	$1,102.3	$890.2	23.8%	$2,244.7	$1,792.4	25.2%
Net premiums written	1,010.5	830.6	21.7%	2,066.5	1,659.3	24.5%

Net premiums earned	980.1	799.6	22.6%	1,919.1	1,546.5	24.1%

Property. The increases in gross premiums written in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect $61.4 million and $171.8 million in the second quarter and first six months of 2016, respectively, of property-related premiums in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 28.9 percent in the second quarter of 2016 from the second quarter of 2015, and 35.6 percent in the first six months of 2016 from the first six months of 2015.

The increases in net premiums earned in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2016. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 22.1 percent in the second quarter of 2016 from the second quarter of 2015, and 20.3 percent in the first six months of 2016 from the first six months of 2015.

Casualty & other. The increases in gross premiums written in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect $118.6 million and $253.0 million in the second quarter and first six months of 2016, respectively, of casualty-related premiums in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 22.1 percent in the second quarter of 2016 from the second quarter of 2015, and 22.0 percent in the first six months of 2016 from the first six months of 2015.

The increases in net premiums earned in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases in gross premiums written in recent quarters. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 23.5 percent in the second quarter of 2016 from the second quarter of 2015, and 26.9 percent in the first six months of 2016 from the first six months of 2015.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2016		2015			2016		2015
	($ in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$142.5		$91.0		56.6%	$271.7		$166.2		63.5%
Current year catastrophe losses	94.1		-		–	94.1		-		–
Prior years	(35.3)		(23.8)		48.3%	(68.5)		(35.8)		91.3%

Total net loss and LAE	$201.3		$67.2		199.6%	$297.3		$130.4		128.0%

Loss ratio:
Current year (excluding catastrophe losses)	49.1%		38.5%			50.0%		36.7%
Current year catastrophe losses	32.4%		- %			17.3%		- %
Prior years	(12.2%	)	(10.1%	)		(12.6%	)	(7.9%	)

Total net loss and LAE	69.3%		28.4%			54.7%		28.8%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$489.1		$389.0		25.7%	$957.0		$758.6		26.2%
Current year catastrophe losses	1.7		-		–	1.7		-		–
Prior years	(42.7)		(27.3)		56.4%	(80.5)		(53.7)		49.9%

Total net loss and LAE	$448.1		$361.7		23.9%	$878.2		$704.9		24.6%

Loss ratio:
Current year (excluding catastrophe losses)	70.9%		69.1%			69.6%		69.3%
Current year catastrophe losses	0.2%		- %			0.1%		- %
Prior years	(6.2%	)	(4.8%	)		(5.9%	)	(4.9%	)

Total net loss and LAE	64.9%		64.3%			63.8%		64.4%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$631.6		$480.0		31.6%	$1,228.7		$924.8		32.9%
Current year catastrophe losses	95.8		-		–	95.8		-		–
Prior years	(78.0)		(51.1)		52.6%	(149.0)		(89.5)		66.5%

Total net loss and LAE	$649.4		$428.9		51.4%	$1,175.5		$835.3		40.7%

Loss ratio:
Current year (excluding catastrophe losses)	64.5%		60.0%			64.0%		59.8%
Current year catastrophe losses	9.8%		- %			5.0%		- %
Prior years	(8.0%	)	(6.4%	)		(7.7%	)	(5.8%	)

Total net loss and LAE	66.3%		53.6%			61.3%		54.0%

Property. The increases in net loss and LAE in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, significant catastrophe losses in the second quarter of 2016 and higher non-catastrophe property losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by more favorable prior accident year development on loss reserves. The catastrophe losses in the second quarter and first six months of 2016 relate to $72.2 million of wildfire losses in Alberta, Canada, $15.3 million of earthquake losses in Japan, and $6.6 million of earthquake losses in Ecuador. There were no catastrophe losses in the second quarter and first six months of 2015.

Net loss and LAE in the second quarter and first six months of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	($ in millions)
Catastrophe events	$(6.7)	(1)	$(17.0)	(2)	$(7.7)	(1)	$(14.1)	(2)

Non-catastrophe	(28.6)	(3)	(6.8)	(4)	(60.8)	(3)	(21.7)	(4)

Total	$(35.3)		$(23.8)		$(68.5)		$(35.8)

(1)	Reflects favorable prior accident year development on loss reserves from several catastrophes that occurred in the 2010 through 2015 accident years.
(2)	Primarily reflects favorable prior accident year development on loss reserves from Super Storm Sandy in 2012 and, to a lesser extent, other catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development on loss reserves from the New Zealand earthquake in 2010.
(3)	Reflects favorable prior accident year development on loss reserves primarily related to the 2014 and 2015 accident years.
(4)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011, 2012 and 2014 accident years.

The favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2016.

Casualty & other. The increases in net loss and LAE in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by the impact of more favorable prior accident year development on loss reserves. There was also $1.7 million of catastrophe losses in the second quarter and first six months of 2016 related to earthquake losses in Ecuador.

Net loss and LAE in the second quarter and first six months of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	($ in millions)
The Malpractice Treaties(1)	$(2.0)		$(6.7)		$(8.9)		$(12.1)
Other	(40.7)	(2)	(20.6)	(3)	(71.6)	(4)	(41.6)	(3)

Total	$(42.7)		$(27.3)		$(80.5)		$(53.7)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are largely retained by the cedants, or the “Malpractice Treaties.” As a result, the favorable prior accident year development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year development on loss reserves occurs.
(2)	Generally reflects favorable development on loss reserves in a variety of casualty & other lines of business primarily from the 2009, 2013 and 2015 accident years.
(3)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2009 through 2014 accident years, partially offset by unfavorable development from the 2002 and prior accident years.
(4)	Generally reflects favorable development on loss reserves in a variety of casualty & other lines of business primarily from the 2009 and 2015 accident years.

The favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2016.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
	($ in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$92.2	$76.6	20.4%	$170.2	$143.5	18.6%

Expense ratio	31.8%	32.4%		31.3%	31.7%

Casualty & other
Commissions, brokerage and other underwriting expenses	$226.5	$201.1	12.6%	$465.9	$390.9	19.2%

Expense ratio	32.8%	35.7%		33.9%	35.7%

Total
Commissions, brokerage and other underwriting expenses	$318.7	$277.7	14.8%	$636.1	$534.4	19.0%

Expense ratio	32.5%	34.7%		33.1%	34.6%

Property. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by slight decreases in employee-related overhead expenses.

Casualty & other. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by slight decreases in employee-related overhead expenses.

Reinsurance Segment: Underwriting profit. The following table summarizes underwriting profit (loss) for the reinsurance segment.

	Three Months Ended June 30,		Percent Change		Three Months Ended June 30,		Percent Change
	2016	2015			2016	2015
	($ in millions, except ratios)
Property
Underwriting profit (loss)	$(3.3)	$92.9	(103.6%	)	$75.8	$178.4	(57.5%	)

Combined ratio	101.1%	60.8%			86.0%	60.5%

Casualty & other
Underwriting profit (loss)	$15.3	$0.1	15,200%		$31.7	$(1.6)	(2,081%	)

Combined ratio	97.7%	100.0%			97.7%	100.1%

Total
Underwriting profit	$12.0	$93.0	(87.1%	)	$107.5	$176.8	(39.2%	)

Combined ratio	98.8%	88.3%			94.4%	88.6%

Property. The underwriting loss in the second quarter of 2016 compared with an underwriting profit in the second quarter of 2015, and the decrease in underwriting profit in first six months of 2016 from the first six months of 2015 periods, primarily reflect significant catastrophe losses in the second quarter of 2016, partially offset by more favorable prior accident year development on loss reserves, all as discussed above.

Casualty & other. The increase in underwriting profit in second quarter of 2016 from the second quarter of 2015, and the underwriting profit in the first six months of 2016 compared with an underwriting loss in the first six months of 2015, primarily reflect more favorable prior accident year development on loss reserves, as discussed above.

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

The underwriting results of the insurance segment are presented below.

Three Months Ended June 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$307.7	$70.0	$34.0	$411.7
Net premiums written	224.5	65.7	33.6	323.8

Net premiums earned	188.3	58.6	34.5	281.4
Net loss and LAE:
Current year (excluding catastrophe losses)	93.2	29.8	25.9	148.9
Current year catastrophe losses	27.1	1.9	-	29.0
Prior years	(11.2)	(0.8)	-	(12.0)

Total net loss and LAE	109.1	30.9	25.9	165.9

Commissions, brokerage and other underwriting expenses	54.7	25.9	9.6	90.2

Underwriting profit (loss)(1)	$24.5	$1.8	$(1.0)	$25.3

Loss ratio(2):
Current year (excluding catastrophe losses)	49.4%	50.9%	75.2%	52.9%
Current year catastrophe losses	14.4%	3.2%	- %	10.3%
Prior years	(5.9%)	(1.4%)	- %	(4.3%)

Total net loss and LAE	57.9%	52.7%	75.2%	58.9%

Expense ratio(3)	29.1%	44.2%	27.8%	32.1%

Combined ratio(4)	87.0%	96.9%	103.0%	91.0%

Three Months Ended June 30, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$339.7	$61.4	$24.1	$425.2
Net premiums written	233.7	57.9	23.8	315.4

Net premiums earned	201.4	49.9	23.8	275.1
Net loss and LAE:

Current year (excluding catastrophe losses)	109.1	28.2	18.3	155.6
Current year catastrophe losses	12.5	2.1	-	14.6
Prior years	(7.3)	3.6	-	(3.7)

Total net loss and LAE	114.3	33.9	18.3	166.5

Commissions, brokerage and other underwriting expenses	55.1	21.8	9.4	86.3

Underwriting profit (loss)(1)	$32.0	$(5.8)	$(3.9)	$22.3

Loss ratio(2):

Current year (excluding catastrophe losses)	54.2%	56.6%	76.8%	56.5%
Current year catastrophe losses	6.2%	4.2%	- %	5.3%
Prior years	(3.6%)	7.2%	- %	(1.3%)

Total net loss and LAE	56.8%	68.0%	76.8%	60.5%

Expense ratio(3)	27.4%	43.6%	39.5%	31.4%

Combined ratio(4)	84.2%	111.6%	116.3%	91.9%

Six Months Ended June 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$564.6	$132.9	$68.1	$765.6
Net premiums written	398.1	124.5	67.4	590.0

Net premiums earned	380.6	114.2	69.2	564.0
Net loss and LAE:
Current year (excluding catastrophe losses)	189.3	57.4	52.4	299.1
Current year catastrophe losses	28.9	2.8	-	31.7
Prior years	(24.0)	(2.3)	-	(26.3)

Total net loss and LAE	194.2	57.9	52.4	304.5

Commissions, brokerage and other underwriting expenses	107.9	52.4	19.3	179.6

Underwriting profit (loss)(1)	$78.5	$3.9	$(2.5)	$79.9

Loss ratio(2):

Current year (excluding catastrophe losses)	49.7%	50.2%	75.7%	53.1%
Current year catastrophe losses	7.6%	2.5%	- %	5.6%
Prior years	(6.3%)	(2.0%)	- %	(4.7%)

Total net loss and LAE	51.0%	50.7%	75.7%	54.0%

Expense ratio(3)	28.4%	45.8%	27.9%	31.8%

Combined ratio(4)	79.4%	96.5%	103.6%	85.8%

Six Months Ended June 30, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$627.9	$115.9	$45.6	$789.4
Net premiums written	424.3	108.5	45.0	577.8

Net premiums earned	404.5	97.5	43.4	545.4
Net loss and LAE:
Current year (excluding catastrophe losses)	211.5	51.6	33.7	296.8
Current year catastrophe losses	13.6	2.8	-	16.4
Prior years	(10.0)	3.9	-	(6.1)

Total net loss and LAE	215.1	58.3	33.7	307.1
Commissions, brokerage and other underwriting expenses	110.4	44.5	18.2	173.1

Underwriting profit (loss)(1)	$79.0	$(5.3)	$(8.5)	$65.2

Loss ratio(2):
Current year (excluding catastrophe losses)	52.3%	52.9%	77.5%	54.4%
Current year catastrophe losses	3.4%	2.9%	- %	3.0%
Prior years	(2.5%)	4.0%	- %	(1.1%)

Total net loss and LAE	53.2%	59.8%	77.5%	56.3%
Expense ratio(3)	27.3%	45.6%	42.0%	31.7%

Combined ratio(4)	80.5%	105.4%	119.5%	88.0%

(1)	Underwriting profit (loss) represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2016	2015	Change	2016	2015	Change
			($ in millions)
RSUI
Premiums written:
Gross premiums written	$307.7	$339.7	(9.4%)	$564.6	$627.9	(10.1%)
Net premiums written	224.5	233.7	(3.9%)	398.1	424.3	(6.2%)

Net premiums earned	188.3	201.4	(6.5%)	380.6	404.5	(5.9%)

CapSpecialty
Premiums written:
Gross premiums written	$70.0	$61.4	14.0%	$132.9	$115.9	14.7%
Net premiums written	65.7	57.9	13.5%	124.5	108.5	14.7%

Net premiums earned	58.6	49.9	17.4%	114.2	97.5	17.1%

PacificComp
Premiums written:
Gross premiums written	$34.0	$24.1	41.1%	$68.1	$45.6	49.3%
Net premiums written	33.6	23.8	41.2%	67.4	45.0	49.8%

Net premiums earned	34.5	23.8	45.0%	69.2	43.4	59.4%

Total
Premiums written:
Gross premiums written	$411.7	$425.2	(3.2%)	$765.6	$789.4	(3.0%)
Net premiums written	323.8	315.4	2.7%	590.0	577.8	2.1%

Net premiums earned	281.4	275.1	2.3%	564.0	545.4	3.4%

RSUI. The decreases in gross premiums written in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect declines in the property line of business and, to a lesser extent, declines in RSUI’s other lines of business, all due to an increase in competition and a reduction in pricing.

The decreases in net premiums earned in the second quarter and first six months of 2016 from the corresponding 2015 periods reflect decreases in gross premiums written in recent quarters, partially offset by decreases in ceded premiums earned due to the reduction in property premiums ceded.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect strong growth in the professional, environmental and construction lines of business and, to a lesser extent, increases in the surety lines of business.

The increases in net premiums earned in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect increases in gross premiums written in recent quarters.

PacificComp. The increases in gross premiums written and net premiums earned in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in desirable segments of the California workers’ compensation market.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended June 30,				Percent		Six Months Ended June 30,				Percent
	2016		2015		Change		2016		2015		Change
					($ in millions, except ratios)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$93.2		$109.1		(14.6%	)	$189.3		$211.5		(10.5%	)
Current year catastrophe losses	27.1		12.5		116.8%		28.9		13.6		112.5%
Prior years	(11.2)		(7.3)		53.4%		(24.0)		(10.0)		140.0%

Total net loss and LAE	$109.1		$114.3		(4.5%	)	$194.2		$215.1		(9.7%	)

Loss ratio:
Current year (excluding catastrophe losses)	49.4%		54.2%				49.7%		52.3%
Current year catastrophe losses	14.4%		6.2%				7.6%		3.4%
Prior years	(5.9%	)	(3.6%	)			(6.3%	)	(2.5%	)

Total net loss and LAE	57.9%		56.8%				51.0%		53.2%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$29.8		$28.2		5.7%		$57.4		$51.6		11.2%
Current year catastrophe losses	1.9		2.1		(9.5%	)	2.8		2.8		- %
Prior years	(0.8)		3.6		(122.2%	)	(2.3)		3.9		(159.0%	)

Total net loss and LAE	$30.9		$33.9		(8.8%	)	$57.9		$58.3		(0.7%	)

Loss ratio:
Current year (excluding catastrophe losses)	50.9%		56.6%				50.2%		52.9%
Current year catastrophe losses	3.2%		4.2%				2.5%		2.9%
Prior years	(1.4%	)	7.2%				(2.0%	)	4.0%

Total net loss and LAE	52.7%		68.0%				50.7%		59.8%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$25.9		$18.3		41.5%		$52.4		$33.7		55.5%
Current year catastrophe losses	-		-		–		-		-		–
Prior years	-		-		–		-		-		–

Total net loss and LAE	$25.9		$18.3		41.5%		$52.4		$33.7		55.5%

Loss ratio:
Current year (excluding catastrophe losses)	75.2%		76.8%				75.7%		77.5%
Current year catastrophe losses	- %		- %				- %		- %
Prior years	- %		- %				- %		- %

Total net loss and LAE	75.2%		76.8%				75.7%		77.5%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$148.9		$155.6		(4.3%	)	$299.1		$296.8		0.8%
Current year catastrophe losses	29.0		14.6		98.6%		31.7		16.4		93.3%
Prior years	(12.0)		(3.7)		224.3%		(26.3)		(6.1)		331.1%

Total net loss and LAE	$165.9		$166.5		(0.4%	)	$304.5		$307.1		(0.8%	)

Loss ratio:
Current year (excluding catastrophe losses)	52.9%		56.5%				53.1%		54.4%
Current year catastrophe losses	10.3%		5.3%				5.6%		3.0%
Prior years	(4.3%	)	(1.3%	)			(4.7%	)	(1.1%	)

Total net loss and LAE	58.9%		60.5%				54.0%		56.3%

RSUI. The decreases in net loss and LAE in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of lower net premiums earned and more favorable prior accident year development on loss reserves, partially offset by higher catastrophe losses.

Catastrophe losses, net of reinsurance, were $27.1 million and $12.5 million in the second quarter of 2016 and 2015, respectively, and $28.9 million and $13.6 million in the first six months of 2016 and 2015, respectively. Catastrophe losses in the second quarter and first six month of 2016 primarily reflect $22.1 million of losses from flooding and severe weather primarily in the State of Texas in April and May and, to a lesser extent, $5.0 million of losses from wildfires in Alberta, Canada in May. Catastrophe losses for the second quarter and first six months of 2015 primarily reflect the impact of several occurrences of severe weather in the Southeastern and Midwestern U.S.

Net loss and LAE in the second quarter and first six months of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
			($ in millions)
Casualty	$(10.4)	(1)	$(5.9)	(2)	$(20.2)	(1)	$(7.0)	(2)
Property and other	(0.8)	(3)	(1.4)	(4)	(3.8)	(3)	(3.0)	(4)

Total	$(11.2)		$(7.3)		$(24.0)		$(10.0)

(1)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(2)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable development on loss reserves in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(3)	Primarily reflects favorable prior accident year development on loss reserves in the non-catastrophe property lines of business in recent accident years.
(4)	Primarily reflects favorable prior accident year development on loss reserves related to unallocated LAE reserves.

The favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2016.

CapSpecialty. The decreases in net loss and LAE in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect favorable prior accident year development on loss reserves in the second quarter and first six months of 2016 compared with unfavorable prior accident year development on loss reserves in the second quarter and first six months of 2015, partially offset by the impact of higher net premiums earned.

Net loss and LAE in the second quarter of 2016 includes favorable prior accident year development on loss reserves primarily related to the surety lines of business from the 2015 accident year. The favorable prior accident year development on loss reserves in the second quarter of 2016 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the second quarter of 2015 includes unfavorable prior accident year development on loss reserves primarily related to the casualty lines of business from the 2013 and 2014 accident years.

Net loss and LAE in the first six months of 2016 includes favorable prior accident year development on loss reserves primarily related to CapSpecialty’s legacy asbestos-related illness and environmental impairment liabilities and the surety lines of business. The favorable prior accident year development on loss reserves in the first six months of 2016 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first six months of 2015 includes unfavorable prior accident year development on loss reserves primarily in the casualty lines of business related to the 2013 and 2014 accident years.

PacificComp. The increases in net loss and LAE in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$54.7	$55.1	(0.7%)	$107.9	$110.4	(2.3%)

Expense ratio	29.1%	27.4%		28.4%	27.3%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$25.9	$21.8	18.8%	$52.4	$44.5	17.8%

Expense ratio	44.2%	43.6%		45.8%	45.6%

PacificComp
Commissions, brokerage and other underwriting expenses	$9.6	$9.4	2.1%	$19.3	$18.2	6.0%

Expense ratio	27.8%	39.5%		27.9%	42.0%

Total
Commissions, brokerage and other underwriting expenses	$90.2	$86.3	4.5%	$179.6	$173.1	3.8%

Expense ratio	32.1%	31.4%		31.8%	31.7%

RSUI. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of lower net premiums earned.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by the deferral of certain acquisition costs for new business commencing in 2016.

Insurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the insurance segment.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions, except ratios)
RSUI
Underwriting profit	$24.5	$32.0	(23.4%)	$78.5	$79.0	(0.6%)

Combined ratio	87.0%	84.2%		79.4%	80.5%

CapSpecialty
Underwriting profit (loss)	$1.8	$(5.8)	(131.0%)	$3.9	$(5.3)	(173.6%)

Combined ratio	96.9%	111.6%		96.5%	105.4%

PacificComp
Underwriting (loss)	$(1.0)	$(3.9)	(74.4%)	$(2.5)	$(8.5)	(70.6%)

Combined ratio	103.0%	116.3%		103.6%	119.5%

Total
Underwriting profit	$25.3	$22.3	13.5%	$79.9	$65.2	22.5%

Combined ratio	91.0%	91.9%		85.8%	88.0%

RSUI. The decreases in underwriting profit in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect higher catastrophe losses in the second quarter of 2016 and the impact of lower net premiums earned, partially offset by more favorable prior accident year development on loss reserves, all as discussed above.

CapSpecialty. The underwriting profit in the second quarter and first six months of 2016 compared with underwriting losses in the corresponding 2015 periods primarily reflects favorable prior accident year development on loss reserves in the second quarter and first six months of 2016, compared with unfavorable prior accident year development on loss reserves in the first six months of 2015, and the impact of higher net premiums earned, all as discussed above.

PacificComp. PacificComp reported underwriting losses in the second quarter and first six months of both 2016 and 2015, primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The decreases in underwriting losses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the beneficial impact of growing net premiums earned, as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
			($ in millions)
Net investment income	$105.1	$103.3	1.7%	$207.8	$214.0	(2.9%)
Net realized capital gains	41.0	86.2	(52.4%)	80.4	135.0	(40.4%)
Other than temporary impairment losses	(5.7)	(7.3)	(21.9%)	(26.5)	(59.6)	(55.5%)

Net Investment Income. The increase in net investment income in the second quarter of 2016 from the second quarter of 2015 primarily reflects higher interest income from funds withheld by cedants. The decrease in net investment income in the first six months of 2016 from the first six months of 2015 primarily reflects lower earnings from partnership investments and equity-method investments included in other invested assets, partially offset by higher interest income from funds withheld by cedants.

Net Realized Capital Gains. The decreases in net realized capital gains in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect lower gains from the sales of equity securities. Realized capital gains from equity securities for the three and six months ended June 30, 2015 include the sales of certain equity securities as a result of a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

Other Than Temporary Impairment Losses.

OTTI losses in the first six months of 2016 reflect $26.5 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $26.5 million of OTTI losses, $7.3 million related to equity securities, primarily in the financial services, technology and chemical sectors, and $19.2 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $26.5 million of OTTI losses, $5.7 million was incurred in the second quarter of 2016.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of June 30, 2016.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS (beginning October 31, 2015), and Jazwares; (ii) oil and gas operations conducted through SORC, and also include Alleghany Capital’s investment in ORX Exploration, Inc. (“ORX”); and (iii) corporate operations and investments at the Alleghany Capital parent level. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity for $162.8 million, bringing its equity ownership interest to 80 percent, and as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

In the second quarter of 2016, Alleghany Capital’s equity interest in ORX was reduced from approximately 40 percent to approximately 15 percent pursuant to an ORX recapitalization. ORX continues to be accounted for under the equity method of accounting.

The results of Alleghany Capital for the three and six months ended June 30, 2016 and 2015 are presented below.

	Three Months Ended June 30,
	2016				2015
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.1	$-	$(0.1)	$-	$2.8	$(3.8)	$(0.2)	$(1.2)
Net realized capital gains (losses)	(0.2)	-	13.2	13.0	0.1	-	-	0.1
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	159.3	2.5	-	161.8	39.7	2.8	-	42.5
Other operating expenses	152.7	8.9	3.3	164.9	35.3	9.3	1.7	46.3
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	6.1	-	-	6.1	0.1	-	-	0.1
Interest expense	0.3	-	-	0.3	0.4	-	-	0.4

Earnings (losses) before income taxes	$0.1	$(6.4)	$9.8	$3.5	$6.8	$(10.3)	$(1.9)	$(5.4)

Adjusted EBITDA(1)	$8.5	$(2.8)	$(3.4)	$2.3	$8.5	$(7.8)	$(1.9)	$(1.2)
Add: depreciation expense	(1.8)	(3.6)	-	(5.4)	(1.0)	(2.3)	-	(3.3)
Add: amortization of intangible assets	(6.1)	-	-	(6.1)	(0.1)	-	-	(0.1)
Add: interest expense	(0.3)	-	-	(0.3)	(0.4)	-	-	(0.4)
Add: net realized capital gains (losses)	(0.2)	-	13.2	13.0	(0.1)	-	-	(0.1)
Adjustments to equity in earnings of Jazwares and ORX	-	-	-	-	(0.1)	(0.2)	-	(0.3)

Earnings (losses) before income taxes	$0.1	$(6.4)	$9.8	$3.5	$6.8	$(10.3)	$(1.9)	$(5.4)

	Six Months Ended June 30,
	2016				2015
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.2	$-	$(0.2)	$-	$4.6	$(4.7)	$(0.1)	$(0.2)
Net realized capital gains (losses)	(0.3)	-	13.2	12.9	-	-	-	-
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	294.3	4.4	-	298.7	73.0	4.1	-	77.1
Other operating expenses	281.7	18.3	4.4	304.4	66.5	16.6	3.4	86.5
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	10.2	-	-	10.2	0.2	-	-	0.2
Interest expense	0.6	-	-	0.6	0.7	0.1	-	0.8

Earnings (losses) before income taxes	$1.7	$(13.9)	$8.6	$(3.6)	$10.2	$(17.3)	$(3.5)	$(10.6)

Adjusted EBITDA(1)	$15.9	$(6.7)	$(4.6)	$4.6	$13.2	$(13.0)	$(3.5)	$(3.3)
Add: depreciation expense	(3.1)	(7.2)	-	(10.3)	(2.0)	(3.7)	-	(5.7)
Add: amortization of intangible assets	(10.2)	-	-	(10.2)	(0.2)	-	-	(0.2)
Add: interest expense	(0.6)	-	-	(0.6)	(0.7)	(0.1)	-	(0.8)
Add: net realized capital gains (losses)	(0.3)	-	13.2	12.9	-	-	-	-
Adjustments to equity in earnings of Jazwares and ORX	-	-	-	-	(0.1)	(0.5)	-	(0.6)

Earnings (losses) before income taxes	$1.7	$(13.9)	$8.6	$(3.6)	$10.2	$(17.3)	$(3.5)	$(10.6)

(1)	Adjusted EBITDA is a “non-GAAP financial measure” for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense; (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment; and (vi) income taxes. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

The changes in Alleghany Capital’s equity for the three and six months ended June 30, 2016 are summarized as follows:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Equity beginning of period	$276.7	$210.9	$18.3	$505.9	$275.8	$206.0	$16.4	$498.2
Earnings (losses) before income taxes	0.1	(6.4)	9.8	3.5	1.7	(13.9)	8.6	(3.6)
Income taxes(1)	1.3	2.2	(2.3)	1.2	0.6	4.9	(3.2)	2.3
Capital contributions (dividends or returns of capital)(2)	167.2	7.4	(48.1)	126.5	167.2	17.1	(44.1)	140.2

Equity end of period	$445.3	$214.1	$(22.3)	$637.1	$445.3	$214.1	$(22.3)	$637.1

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level.
(2)	Includes the purchase of an additional 50 percent of Jazwares on April 15, 2016.

Net investment income. The increases in net investment income in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the absence of losses from ORX in the first six months of 2016, partially offset by lower equity method income from Jazwares, which was due in part to the acquisition of a majority interest in Jazwares on April 15, 2016.

Net realized capital gains. Net realized capital gains in the second quarter and first six months of 2016 primarily reflect a gain of $13.2 million recognized by Alleghany Capital on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value, or the “Jazwares Remeasurement Gain.”

Other revenue and Other operating expenses. The increases in other revenue and other operating expenses in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the acquisition of IPS on October 31, 2015 and, to a lesser extent, the inclusion of Jazwares in our consolidated results on April 15, 2016 and growth at Kentucky Trailer.

Amortization of intangible assets. The increases in amortization of intangible assets in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect the amortization of intangible assets from the acquisition of IPS and Jazwares.

Earnings (losses) before income taxes. Earnings before income taxes in the second quarter of 2016 compared with losses before income taxes in the second quarter of 2015, and the decrease in losses before income taxes in the first six months of 2016 from the first six months of 2015 primarily reflects the $13.2 million Jazwares Remeasurement Gain, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and other activities at the parent level. The following table summarizes the results for corporate activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	1.8	1.0	3.9	2.7
Net realized capital gains	-	(0.1)	(3.4)	(5.7)
Other than temporary impairment losses	-	-	-	-
Other revenue	0.3	0.3	0.6	0.3

Total revenues	2.1	1.2	1.1	(2.7)

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	0.6	0.7	1.2	1.2
Corporate administration	13.0	9.6	22.6	22.1
Amortization of intangible assets	-	-	-	0.1
Interest expense	13.3	13.3	26.3	26.2

Losses before income taxes	$(24.8)	$(22.4)	$(49.0)	$(52.3)

Net investment income. The increases in net investment income in the second quarter and first six months of 2016 from the corresponding 2015 periods primarily reflect higher dividend income and income from other invested assets.

Net realized capital gains. Net realized capital losses in the first six months of 2016 primarily reflect the sale at a loss of equity securities in the health care sector. Net realized capital losses in the first six months of 2015 primarily reflect the sale at a loss of equity securities in the energy sector.

Corporate administration. The increase in corporate administration expense in the second quarter of 2016 from the second quarter of 2015 primarily reflects higher long-term incentive compensation expenses due primarily to a substantial rise in the price per share of our common stock during the 2016 second quarter.

Losses before income taxes. The increase in losses before income taxes in the second quarter of 2016 from the second quarter of 2015 primarily reflects higher corporate administration expense, as explained above. The decrease in losses before income taxes in the first six months of 2016 from the first six months of 2015 primarily reflects lower net realized capital losses and higher net investment income, as explained above.

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

	As of June 30, 2016			As of December 31, 2015
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment:
Property	$964.1	$(119.0)	$845.1	$884.7	$(131.9)	$752.8
Casualty & other(1)	7,436.1	(210.8)	7,225.3	7,283.5	(200.2)	7,083.3

	8,400.2	(329.8)	8,070.4	8,168.2	(332.1)	7,836.1

Insurance Segment:
Property	272.5	(112.9)	159.6	285.9	(118.7)	167.2
Casualty(2)	2,026.1	(687.6)	1,338.5	2,033.0	(698.9)	1,334.1
Workers’ compensation	222.4	(2.9)	219.5	190.1	(2.9)	187.2
All other(3)	191.4	(86.7)	104.7	192.9	(87.6)	105.3

	2,712.4	(890.1)	1,822.3	2,701.9	(908.1)	1,793.8

Eliminations	(68.8)	68.8	-	(70.9)	70.9	-

Total	$11,043.8	$(1,151.1)	$9,892.7	$10,799.2	$(1,169.3)	$9,629.9

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June 30, 2016 and December 31, 2015. Gross and net loss and LAE reserves as of June 30, 2016 increased from December 31, 2015, primarily reflecting an increase in our reinsurance segment loss and LAE reserves. The increase in gross and net loss and LAE reserves at our reinsurance segment primarily reflects the impact of higher net premiums earned and significant catastrophe losses in the second quarter of 2016, partially offset by favorable prior accident year development on loss reserves, as discussed above.

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

As of June 30, 2016, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,220.5 million, consisting of $1,151.1 million of ceded outstanding loss and LAE and $69.4 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2015 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2016 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$133.0	10.9%
PartnerRe Ltd	A (Excellent)	109.5	9.0%
Chubb Corporation	A++ (Superior)	99.4	8.1%
RenaissanceRe Holdings Ltd	A+ (Superior)	90.9	7.4%
W.R. Berkley Corporation	A+ (Superior)	89.5	7.3%
Syndicates at Lloyd’s of London	A (Excellent)	89.3	7.3%
Allianz SE	A+ (Superior)	80.2	6.6%
Allied World Assurance Company Holdings, AG	A (Excellent)	52.1	4.3%
Fairfax Financial Holdings Ltd	A (Excellent)	46.5	3.8%
Hannover Ruck SE	A+ (Superior)	39.5	3.2%
All other reinsurers		390.6	32.1%

Total reinsurance recoverables(3)		$1,220.5	100.0%

Secured reinsurance recoverables(4)		$207.5	17.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc., or “A.M. Best,” financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 94 percent of our reinsurance recoverables balance as of June 30, 2016 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2016.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2016, we held total marketable securities and cash of $828.2 million, compared with $821.3 million as of December 31, 2015. The increase in the six months ended June 30, 2016 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, capital contributions to Alleghany Capital for the acquisition of Jazwares, and our investment in certain private equity investments. The $828.2 million is comprised of $358.9 million at the Alleghany parent company, $394.3 million at AIHL and $75.0 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2016.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.9 billion as of June 30, 2016, compared with approximately $7.6 billion as of December 31, 2015. The increase in stockholders’ equity in the first six months of 2016 primarily reflects net earnings and an increase in unrealized appreciation on our debt securities portfolio, partially offset by repurchases of our common stock. The increase in unrealized appreciation on our debt securities portfolio is due to a decrease in longer-term interest rates that occurred in the first six months of 2016. The decrease in interest rates for the first six months of 2016 was influenced in part by bond market reaction to the decision of voters in the U.K. in June 2016 to exit the European Union. As of June 30, 2016, we had 15,439,250 shares of our common stock outstanding, compared with 15,544,077 shares of our common stock outstanding as of December 31, 2015.

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

Credit Agreement. As discussed in Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K, on October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement in the six months ended June 30, 2016 and there were no outstanding borrowings under the Credit Agreement as of June 30, 2016.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of shares of common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In November 2015, our Board of Directors authorized, upon the completion of the 2014 Repurchase Program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, we repurchased shares of our common stock in the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares repurchased	-	29,233	113,100	88,183
Costs of shares repurchased (in millions)	$-	$13.9	$53.3	$40.5
Average price per share repurchased	$-	$475.97	$471.15	$459.80

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of June 30, 2016, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $227.6 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. As of June 30, 2016, at our discretion, these interests may be converted at any time. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of June 30, 2016, AIHL’s carrying value in Ares was $220.2 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of June 30, 2016, the carrying value of our commercial loan portfolio was $414.1 million, representing the unpaid principal balance on the loans. As of June 30, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years and the principal amount of the loan was no more than approximately two-thirds of each property’s appraised value at the time the loan was made.

Energy Holdings. As of June 30, 2016, we had holdings in energy sector businesses of $689.6 million, comprised of $244.1 million of debt securities, $231.4 million of equity securities and $214.1 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2016.

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

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From formation in 2011 through June 30, 2016, we have invested $261.1 million in SORC.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. This includes $28.7 million of debt at Kentucky Trailer as of June 30, 2016 related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, and $5.0 million of borrowings by Jazwares under its available credit facility as of June 30, 2016. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities on our consolidated balance sheets.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2016 and December 31, 2015 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2016. As of June 30, 2016, the ratings of our debt securities portfolio were as follows:

	Ratings as of June 30, 2016
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,207.6	$-	$-	$-	$1,207.6
Municipal bonds	720.9	2,926.0	899.0	18.9	1.7	4,566.5
Foreign government obligations	597.1	317.6	221.6	-	-	1,136.3
U.S. corporate bonds	7.0	114.4	499.8	849.6	455.0	1,925.8
Foreign corporate bonds	169.6	150.2	469.8	252.8	65.9	1,108.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	35.0	1,149.7	0.1	1.0	17.4	1,203.2
Commercial mortgage-backed securities (“CMBS”)	374.2	371.8	126.0	91.0	2.1	965.1
Other asset-backed securities	844.3	157.4	278.8	285.5	2.4	1,568.4

Total debt securities	$2,748.1	$6,394.7	$2,495.1	$1,498.8	$544.5	$13,681.2

Percentage of debt securities	20.1%	46.7%	18.2%	11.0%	4.0%	100.0%

(1)	Consists of $261.5 million of securities rated BB / Ba, $168.5 million of securities rated B, $22.2 million of securities rated CCC, $9.1 million of securities rated CC, $8.1 million of securities rated below CC and $75.1 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2016, our debt securities portfolio had an effective duration of approximately 4.6 years, the same effective duration as of December 31, 2015. As of June 30, 2016, approximately $3.3 billion, or 24.5 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may modestly increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.2 billion as of June 30, 2016 from approximately $17.8 billion as of December 31, 2015, primarily reflecting cash flows from operating activities and the impact of an increase in unrealized appreciation on our debt securities portfolio, partially offset by our acquisition of Jazwares and the impact of repurchases of our common stock. The increase in unrealized appreciation on our debt securities portfolio is due to a decrease in longer-term interest rates that occurred in the first six months of 2016. The decrease in interest rates for the first six months of 2016 was influenced in part by bond market reaction to the decision of voters in the U.K. in June 2016 to exit the European Union.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)

Assets
Investments (excluding equity method investments and loans)(1)	$17,134.9	$17,134.9	$17,007.6	$17,007.6

Liabilities
Senior Notes(2)	$1,383.6	$1,580.2	$1,383.1	$1,488.7

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 10-K for additional information on the senior notes.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2016 and December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2016
Equity securities:
Common stock	$2,799.5	$2.9	$1.7	$2,804.1
Preferred stock	-	-	-	-

Total equity securities	2,799.5	2.9	1.7	2,804.1

Debt securities:
U.S. Government obligations	-	1,207.6	-	1,207.6
Municipal bonds	-	4,566.5	-	4,566.5
Foreign government obligations	-	1,136.3	-	1,136.3
U.S. corporate bonds	-	1,881.7	44.1	1,925.8
Foreign corporate bonds	-	1,108.3	-	1,108.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,189.4	13.8	1,203.2
CMBS	-	949.3	15.8	965.1
Other asset-backed securities(2)	-	617.4	951.0	1,568.4

Total debt securities	-	12,656.5	1,024.7	13,681.2
Short-term investments	-	621.7	-	621.7
Other invested assets(3)	-	-	27.9	27.9

Total investments (excluding equity method investments and loans)	$2,799.5	$13,281.1	$1,054.3	$17,134.9

Senior Notes	$-	$1,580.2	$-	$1,580.2

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $947.2 million and $946.7 million of collateralized loan obligations as of June 30, 2016 and December 31, 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2016, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
					($ in millions)
New York	$19.6	$-	$0.5	$-	$105.3	$172.9	$93.4	$70.6	$462.3	$16.4	$478.7
Texas	32.2	-	-	-	24.2	84.1	69.1	-	209.6	129.8	339.4
California	9.9	44.4	-	15.1	1.4	29.3	105.2	2.7	208.0	105.8	313.8
Massachusetts	11.7	20.3	-	-	36.5	42.4	43.2	0.7	154.8	120.8	275.6
Ohio	47.7	5.1	0.2	1.6	-	1.8	94.5	2.4	153.3	66.6	219.9
North Carolina	20.5	27.5	4.2	-	-	0.6	6.5	15.3	74.6	98.5	173.1
Washington	1.2	-	-	-	14.6	5.8	77.0	4.9	103.5	61.4	164.9
Arizona	4.1	29.3	-	-	15.1	0.6	67.4	33.6	150.1	-	150.1
District of Columbia	-	-	-	-	75.1	41.3	8.2	-	124.6	10.2	134.8
Colorado	23.5	15.1	-	10.4	6.2	36.1	13.5	-	104.8	24.9	129.7
All other states	207.1	80.3	59.9	66.5	129.8	249.7	191.8	79.7	1,064.8	469.8	1,534.6

Total	$377.5	$222.0	$64.8	$93.6	$408.2	$664.6	$769.8	$209.9	$2,810.4	$1,104.2	3,914.6

Total advance refunded / escrowed maturity bonds											651.9

Total municipal bonds											$4,566.5

Recent Accounting Standards

  Recently Adopted

In February 2015, the Financial Accounting Standards Board, or the “FASB,” issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under this guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance was effective in the first quarter of 2016. We adopted this guidance in the first quarter of 2016 and the implementation did not have a material impact on our results of operations and financial condition.

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

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place, and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. In July 2015, the FASB decided to delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We will adopt this guidance in the first quarter of 2018 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the consolidated statement of earnings, rather than the consolidated statement of comprehensive income. We do not currently believe that the implementation will have a material impact on our financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize assets and liabilities for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an AFS basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which fair value is less than the amortized cost. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2020 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of June 30, 2016 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2016 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:

Debt securities, fair value	$14,767.5	$14,586.9	$14,282.7	$13,681.2	$13,057.4	$12,465.0	$11,910.9
Estimated change in fair value	1,086.3	905.7	601.5	-	(623.8)	(1,216.2)	(1,770.3)

Liabilities:

Senior Notes, fair value	$2,095.6	$1,915.5	$1,733.7	$1,580.2	$1,449.4	$1,337.3	$1,240.3
Estimated change in fair value	515.4	335.3	153.5	-	(130.8)	(242.9)	(339.9)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2016 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 2,804.1	20% Increase	$ 3,364.9	4.6%
	20% Decrease	$ 2,243.3	(4.6%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $335.6 million as of June 30, 2016.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of June 30, 2016, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2016 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 291.9 (1)	20% Increase	$ 350.3	0.5%
	20% Decrease	$ 233.5	(0.5%)

(1)	Denotes a net asset position as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended June 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended June 30, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 to April 30	-	$-	-	$394.2
May 1 to May 31	-	-	-	394.2
June 1 to June 30	-	-	-	394.2

Total	-	-	-

(1)	In July 2014, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million. In November 2015, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: August 2, 2016	By: /s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Unaudited Consolidated Financial Statements.