Form 10-Q
period 2016-09-30
ALLEGHANY CORP /DE
filed 2016-11-01
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

15,419,275 SHARES, PAR VALUE $1.00 PER SHARE, AS OF OCTOBER 26, 2016

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2016 – $2,742,037; 2015 – $2,740,984)	$2,983,372	$3,005,908
Debt securities (amortized cost: 2016 – $13,229,154; 2015 – $13,529,923)	13,636,512	13,605,963
Short-term investments	752,374	365,810

	17,372,258	16,977,681
Commercial mortgage loans	514,891	177,947
Other invested assets	639,513	676,811

Total investments	18,526,662	17,832,439
Cash	568,907	475,267
Accrued investment income	110,174	115,313
Premium balances receivable	796,444	752,103
Reinsurance recoverables	1,208,250	1,249,948
Ceded unearned premiums	207,956	190,368
Deferred acquisition costs	459,410	419,448
Property and equipment at cost, net of accumulated depreciation and amortization	109,821	101,306
Goodwill	277,057	141,015
Intangible assets, net of amortization	358,233	212,790
Current taxes receivable	6,000	12,129
Net deferred tax assets	251,247	468,440
Funds held under reinsurance agreements	533,921	234,549
Other assets	702,917	633,964

Total assets	$24,116,999	$22,839,079

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,058,103	$10,799,242
Unearned premiums	2,240,139	2,076,061
Senior Notes	1,383,680	1,383,086
Reinsurance payable	101,380	69,297
Other liabilities	1,151,390	930,967

Total liabilities	15,934,692	15,258,653

Redeemable noncontrolling interests	77,185	25,719

Common stock (shares authorized: 2016 and 2015 – 22,000,000; shares issued: 2016 and 2015 – 17,459,961)	17,460	17,460
Contributed capital	3,611,734	3,611,631
Accumulated other comprehensive income	331,593	116,273
Treasury stock, at cost (2016 – 2,025,332 shares; 2015 – 1,915,884 shares)	(800,199)	(747,784)
Retained earnings	4,944,534	4,557,127

Total stockholders’ equity attributable to Alleghany stockholders	8,105,122	7,554,707

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$24,116,999	$22,839,079

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,
	2016	2015
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,253,515	$1,049,071
Net investment income	120,603	118,159
Net realized capital gains	27,221	29,202
Other than temporary impairment losses	(11,729)	(52,680)
Other revenue	225,006	45,285

Total revenues	1,614,616	1,189,037

Costs and Expenses
Net loss and loss adjustment expenses	718,556	594,729
Commissions, brokerage and other underwriting expenses	423,042	360,203
Other operating expenses	228,408	68,453
Corporate administration	10,745	10,922
Amortization of intangible assets	6,008	(1,104)
Interest expense	20,682	22,691

Total costs and expenses	1,407,441	1,055,894

Earnings before income taxes	207,175	133,143
Income taxes	48,328	36,045

Net earnings	158,847	97,098
Net earnings attributable to noncontrolling interest	3,016	568

Net earnings attributable to Alleghany stockholders	$155,831	$96,530

Net earnings	$158,847	$97,098
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $25,123 and ($81,256) for 2016 and 2015, respectively	46,657	(150,904)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($5,422) and $8,217 for 2016 and 2015, respectively	(10,070)	15,261
Change in unrealized currency translation adjustment, net of deferred taxes of ($1,637) and ($208) for 2016 and 2015, respectively	(3,041)	(386)
Retirement plans	95	129

Comprehensive income (loss)	192,488	(38,802)
Comprehensive income attributable to noncontrolling interest	3,016	568

Comprehensive income (loss) attributable to Alleghany stockholders	$189,472	$(39,370)

Basic earnings per share attributable to Alleghany stockholders	$10.09	$6.07
Diluted earnings per share attributable to Alleghany stockholders	10.09	6.07

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2016	2015
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$3,736,596	$3,140,965
Net investment income	332,326	334,628
Net realized capital gains	117,126	158,513
Other than temporary impairment losses	(38,216)	(112,278)
Other revenue	527,765	125,270

Total revenues	4,675,597	3,647,098

Costs and Expenses
Net loss and loss adjustment expenses	2,198,512	1,737,100
Commissions, brokerage and other underwriting expenses	1,238,712	1,067,766
Other operating expenses	575,527	199,670
Corporate administration	33,938	33,441
Amortization of intangible assets	14,490	(3,815)
Interest expense	61,384	69,158

Total costs and expenses	4,122,563	3,103,320

Earnings before income taxes	553,034	543,778
Income taxes	162,274	138,113

Net earnings	390,760	405,665
Net earnings attributable to noncontrolling interest	3,353	1,448

Net earnings attributable to Alleghany stockholders	$387,407	$404,217

Net earnings	$390,760	$405,665
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $128,379 and ($106,986) for 2016 and 2015, respectively	238,418	(198,689)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($22,999) and ($16,182) for 2016 and 2015, respectively	(42,712)	(30,053)
Change in unrealized currency translation adjustment, net of deferred taxes of $10,318 and ($4,444) for 2016 and 2015, respectively	19,162	(8,253)
Retirement plans	452	(256)

Comprehensive income	606,080	168,414
Comprehensive income attributable to noncontrolling interest	3,353	1,448

Comprehensive income attributable to Alleghany stockholders	$602,727	$166,966

Basic earnings per share attributable to Alleghany stockholders	$25.09	$25.31
Diluted earnings per share attributable to Alleghany stockholders	25.08	25.30

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
	($ in thousands)
Cash flows from operating activities
Net earnings	$390,760	$405,665
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	115,020	124,533
Net realized capital (gains) losses	(117,126)	(158,513)
Other than temporary impairment losses	38,216	112,278
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	73,781	(62,006)
(Increase) decrease in premium balance receivable	(44,341)	(38,766)
(Increase) decrease in ceded unearned premiums	(17,588)	(14,353)
(Increase) decrease in deferred acquisition costs	(39,962)	(24,099)
(Increase) decrease in funds held under reinsurance agreements	(299,372)	59,216
Increase (decrease) in unearned premiums	164,078	102,619
Increase (decrease) in loss and loss adjustment expenses	258,861	(174,724)
Change in unrealized foreign exchange losses (gains)	78,615	132,006
Other, net	(27,283)	97,802

Net adjustments	182,899	155,993

Net cash provided by (used in) operating activities	573,659	561,658

Cash flows from investing activities
Purchases of debt securities	(4,665,980)	(5,866,914)
Purchases of equity securities	(1,163,687)	(2,793,006)
Sales of debt securities	3,953,367	4,295,126
Maturities and redemptions of debt securities	996,548	1,318,270
Sales of equity securities	1,197,612	2,320,298
Net (purchase) sale in short-term investments	(417,186)	391,904
Purchases of property and equipment	(18,982)	(45,285)
Purchase of subsidiary, net of cash acquired	(145,253)	(47,469)
Other, net	(208,213)	17,177

Net cash provided by (used in) investing activities	(471,774)	(409,899)

Cash flows from financing activities
Treasury stock acquisitions	(55,678)	(192,522)
Other, net	38,861	14,926

Net cash provided by (used in) financing activities	(16,817)	(177,596)

Effect of exchange rate changes on cash	8,572	(16,235)

Net increase (decrease) in cash	93,640	(42,072)
Cash at beginning of period	475,267	605,259

Cash at end of period	$568,907	$563,187

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$56,423	$67,345
Income taxes paid (refund received)	51,969	22,613

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also manages, sources, executes and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s private capital investments are included in other activities for segment reporting purposes and include: (i) Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado; (ii) Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois; (iii) R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky; (iv) IPS-Integrated Project Services, LLC (“IPS”), a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania; (v) Jazwares, LLC (together with its affiliates, “Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida; and (vi) an approximately 15 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, headquartered in New Orleans, Louisiana. The results of IPS have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on October 31, 2015. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In the second quarter of 2016, Alleghany Capital’s equity interest in ORX was reduced from approximately 40 percent to approximately 15 percent pursuant to an ORX recapitalization. ORX continues to be accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”).

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interest. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2023), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interest for all periods presented. During the first nine months of 2016, Bourn & Koch had approximately 11 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 20 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding and, beginning April 15, 2016, Jazwares had approximately 20 percent noncontrolling interests outstanding.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.

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

2. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,399.0	$17,399.0	$17,007.6	$17,007.6

Liabilities
Senior Notes(2)	$1,383.7	$1,567.4	$1,383.1	$1,488.7

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed in Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K for additional information on the senior notes.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2016 and December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2016
Equity securities:
Common stock	$2,975.0	$3.5	$4.9	$2,983.4
Preferred stock	-	-	-	-

Total equity securities	2,975.0	3.5	4.9	2,983.4

Debt securities:
U.S. Government obligations	-	1,222.5	-	1,222.5
Municipal bonds	-	4,484.9	-	4,484.9
Foreign government obligations	-	1,111.2	-	1,111.2
U.S. corporate bonds	-	2,024.6	74.3	2,098.9
Foreign corporate bonds	-	1,178.7	1.9	1,180.6
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,163.8	6.0	1,169.8
Commercial mortgage-backed securities (“CMBS”)	-	825.1	12.2	837.3
Other asset-backed securities(2)	-	623.2	908.1	1,531.3

Total debt securities	-	12,634.0	1,002.5	13,636.5
Short-term investments	-	752.4	-	752.4
Other invested assets(3)	-	-	26.7	26.7

Total investments (excluding equity method investments and loans)	$2,975.0	$13,389.9	$1,034.1	$17,399.0

Senior Notes	$-	$1,567.4	$-	$1,567.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government-sponsored enterprise, among other types of RMBS.
(2)	Includes $904.5 million and $946.7 million of collateralized loan obligations as of September 30, 2016 and December 31, 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In the three and nine months ended September 30, 2016, there were transfers of $5.1 million and $5.4 million, respectively, of debt securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets, and specifically, an increase in broker quotes. Of the $5.4 million of transfers, $5.1 million related to U.S. corporate bonds and $0.3 million related to other invested assets.

In the three and nine months ended September 30, 2016, there were transfers of $5.7 million and $8.4 million, respectively, of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets, and specifically, a decrease in broker quotes. Of the $8.4 million of transfers, $5.5 million related to U.S. corporate bonds, $1.9 million related to foreign corporate bonds and $1.0 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2016.

In the three and nine months ended September 30, 2015, there were transfers of $3.0 million and $19.3 million, respectively, of debt securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets. Of the $19.3 million of transfers, $13.8 million related to U.S. corporate bonds and $5.5 million related to foreign corporate bonds.

In the three and nine months ended September 30, 2015, there were transfers of $5.9 million and $15.5 million, respectively, of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets. Of the $15.5 million of transfers, $9.8 million related to U.S. corporate bonds, $5.0 million related to other invested assets and $0.7 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2015.

The following tables present reconciliations of the changes during the nine months ended September 30, 2016 and 2015 in Level 3 assets measured at fair value:

			Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2016	Common Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2016	$-	$49.8	$-	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	(0.5)	-	0.3	(0.1)	2.2	4.2	6.0
Other comprehensive income	1.8	1.4	-	(0.7)	0.8	25.1	(2.9)	25.5
Purchases	2.2	39.4	-	-	-	32.1	-	73.7
Sales	-	(14.5)	-	(7.0)	(8.2)	(70.7)	(4.2)	(104.6)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	(1.7)	-	(1.5)	(0.5)	(33.6)	-	(37.3)
Transfers into Level 3	1.0	5.5	1.9	-	-	-	-	8.4
Transfers out of Level 3	-	(5.1)	-	-	-	-	(0.3)	(5.4)

Balance as of September 30, 2016	$4.9	$74.3	$1.9	$6.0	$12.2	$908.1	$26.7	$1,034.1

	Debt Securities
			Mortgage and asset-backed
Nine Months Ended September 30, 2015	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.5	-	0.5	(0.3)	2.0	0.2	2.9
Other comprehensive income	(0.8)	0.8	(0.6)	(1.5)	(4.8)	0.8	(6.1)
Purchases	33.9	-	-	-	219.5	1.6	255.0
Sales	(1.8)	(2.0)	-	-	(167.9)	(0.2)	(171.9)
Issuances	-	-	-	-	-	-	-
Settlements	(12.9)	-	(2.2)	(0.6)	(7.9)	-	(23.6)
Transfers into Level 3	9.8	0.7	-	-	-	5.0	15.5
Transfers out of Level 3	(13.8)	(5.5)	-	-	-	-	(19.3)

Balance as of September 30, 2015	$51.6	$-	$15.9	$20.9	$974.0	$31.5	$1,093.9

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 investments still held as of September 30, 2016 and 2015.

Net unrealized losses related to Level 3 investments as of September 30, 2016 and December 31, 2015 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of September 30, 2016
Equity securities:
Common stock	$2,742.0	$319.2	$(77.8)	$2,983.4
Preferred stock	-	-	-	-

Total equity securities	2,742.0	319.2	(77.8)	2,983.4

Debt securities:
U.S. Government obligations	1,194.6	29.3	(1.4)	1,222.5
Municipal bonds	4,310.0	185.4	(10.5)	4,484.9
Foreign government obligations	1,074.4	37.0	(0.2)	1,111.2
U.S. corporate bonds	2,020.8	80.7	(2.6)	2,098.9
Foreign corporate bonds	1,138.1	43.1	(0.6)	1,180.6
Mortgage and asset-backed securities:
RMBS	1,144.8	25.3	(0.3)	1,169.8
CMBS	809.6	29.4	(1.7)	837.3
Other asset-backed securities(1)	1,536.9	7.8	(13.4)	1,531.3

Total debt securities	13,229.2	438.0	(30.7)	13,636.5
Short-term investments	752.4	-	-	752.4

Total investments	$16,723.6	$757.2	$(108.5)	$17,372.3

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$2,741.0	$351.9	$(87.0)	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	2,741.0	351.9	(87.0)	3,005.9

Debt securities:
U.S. Government obligations	1,086.8	1.9	(14.0)	1,074.7
Municipal bonds	4,213.6	134.8	(8.8)	4,339.6
Foreign government obligations	924.1	18.6	(1.3)	941.4
U.S. corporate bonds	2,201.3	23.4	(48.0)	2,176.7
Foreign corporate bonds	1,219.0	24.0	(12.7)	1,230.3
Mortgage and asset-backed securities:
RMBS	1,255.1	10.7	(12.4)	1,253.4
CMBS	1,024.8	8.2	(9.6)	1,023.4
Other asset-backed securities(1)	1,605.2	0.3	(39.0)	1,566.5

Total debt securities	13,529.9	221.9	(145.8)	13,606.0
Short-term investments	365.8	-	-	365.8

Total investments	$16,636.7	$573.8	$(232.8)	$16,977.7

(1)	Includes $904.5 million and $946.7 million of collateralized loan obligations as of September 30, 2016 and December 31, 2015, respectively.

(b) Contractual Maturity

The amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
Short-term investments due in one year or less	$752.4	$752.4

Mortgage and asset-backed securities(1)	3,491.3	3,538.4
Debt securities with maturity dates:
One year or less	364.6	365.8
Over one through five years	3,068.3	3,131.6
Over five through ten years	3,041.7	3,173.6
Over ten years	3,263.3	3,427.1

Total debt securities	13,229.2	13,636.5

Equity securities	2,742.0	2,983.4

Total	$16,723.6	$17,372.3

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Interest income	$99.0	$96.1	$299.0	$283.2
Dividend income	12.2	13.8	35.5	40.1
Investment expenses	(6.2)	(7.1)	(19.8)	(20.4)
Equity in results of Pillar Investments(1)	5.9	7.3	12.9	14.9
Equity in results of Ares(1)	4.6	2.5	5.1	8.2
Equity in results of ORX	-	(1.6)	-	(6.3)
Other investment results	5.1	7.2	(0.4)	14.9

Total	$120.6	$118.2	$332.3	$334.6

(1)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares, each as defined therein.

As of September 30, 2016, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $0.8 billion and $1.4 billion for the three months ended September 30, 2016 and 2015, respectively, and $5.2 billion and $6.6 billion for the nine months ended September 30, 2016 and 2015, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2016 and 2015 primarily reflect sales of equity and debt securities. In addition, Alleghany Capital recognized a gain of $13.2 million on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value (the “Jazwares Remeasurement Gain”). Realized capital gains from equity securities for the nine months ended September 30, 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

Gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Gross realized capital gains	$32.7	$42.4	$217.7	$258.6
Gross realized capital losses	(5.5)	(13.2)	(100.6)	(100.1)

Net realized capital gains	$27.2	$29.2	$117.1	$158.5

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

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate Alleghany will not recover the full amount of its amortized cost basis in the debt security, Alleghany records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the OTTI loss recognized in earnings is the non-credit related portion, which is recorded as a component of other comprehensive income.

In developing the cash flow analyses for debt securities, Alleghany considers various factors for the different categories of debt securities. For municipal bonds, Alleghany takes into account the taxing power of the issuer, source of revenue, credit risk and enhancements and pre-refunding. For mortgage and asset-backed securities, Alleghany discounts its best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Alleghany’s models include assumptions about prepayment speeds, default and delinquency rates and underlying collateral (if any), as well as credit ratings, credit enhancements and other observable market data. For corporate bonds, Alleghany reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

OTTI losses in the first nine months of 2016 reflect $38.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $38.2 million of OTTI losses, $16.6 million related to equity securities, primarily in the retail, financial services, technology and chemical sectors, and $21.6 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $38.2 million of OTTI losses, $11.7 million was incurred in the third quarter of 2016.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of September 30, 2016 and December 31, 2015, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of September 30, 2016
Equity securities:
Common stock	$887.2	$77.8	$-	$-	$887.2	$77.8
Preferred stock	-	-	-	-	-	-

Total equity securities	887.2	77.8	-	-	887.2	77.8

Debt securities:
U.S. Government obligations	233.6	1.4	-	-	233.6	1.4
Municipal bonds	351.9	2.5	120.1	8.0	472.0	10.5
Foreign government obligations	42.0	0.2	3.8	-	45.8	0.2
U.S. corporate bonds	162.2	1.2	55.5	1.4	217.7	2.6
Foreign corporate bonds	84.9	0.4	6.9	0.2	91.8	0.6
Mortgage and asset-backed securities:
RMBS	31.0	0.1	50.4	0.2	81.4	0.3
CMBS	90.6	0.3	124.0	1.4	214.6	1.7
Other asset-backed securities	86.0	0.5	702.9	12.9	788.9	13.4

Total debt securities	1,082.2	6.6	1,063.6	24.1	2,145.8	30.7

Total temporarily impaired securities	$1,969.4	$84.4	$1,063.6	$24.1	$3,033.0	$108.5

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$1,355.6	$87.0	$-	$-	$1,355.6	$87.0
Preferred stock	-	-	-	-	-	-

Total equity securities	1,355.6	87.0	-	-	1,355.6	87.0

Debt securities:
U.S. Government obligations	818.4	13.9	7.9	0.1	826.3	14.0
Municipal bonds	276.2	2.4	108.3	6.4	384.5	8.8
Foreign government obligations	208.5	1.3	-	-	208.5	1.3
U.S. corporate bonds	1,149.8	39.0	70.0	9.0	1,219.8	48.0
Foreign corporate bonds	479.9	10.8	12.5	1.9	492.4	12.7
Mortgage and asset-backed securities:
RMBS	511.1	6.5	250.6	5.9	761.7	12.4
CMBS	593.1	9.4	15.1	0.2	608.2	9.6
Other asset-backed securities	1,164.8	27.2	265.0	11.8	1,429.8	39.0

Total debt securities	5,201.8	110.5	729.4	35.3	5,931.2	145.8

Total temporarily impaired securities	$6,557.4	$197.5	$729.4	$35.3	$7,286.8	$232.8

As of September 30, 2016, Alleghany held a total of 535 debt securities and equity securities that were in an unrealized loss position, of which 170 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related to other asset-backed securities, U.S. corporate bonds, municipal bonds and RMBS.

As of September 30, 2016, the vast majority of Alleghany’s debt securities were rated investment grade, with 4.4 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 3.6 percent as of December 31, 2015.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2016, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $230.8 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted, at any time at Alleghany’s discretion. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets, and accounts for its investment using the equity method of accounting. As of September 30, 2016, AIHL’s carrying value in Ares was $220.7 million, which is net of returns of capital received from Ares.

(h) Investments in Commercial Mortgage Loans

As of September 30, 2016, the carrying value of Alleghany’s commercial loan portfolio was $514.9 million, representing the unpaid principal balance on the loans. As of September 30, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years and the principal amount of the loans were no more than approximately two-thirds of each property’s appraised value at the time the loan was made.

4. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs, and funds, trust agreements and letters of credit are held to collateralize a portion of their reinsurance recoverables.

(b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2016.

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. Portions of the catastrophe reinsurance program include multi-year terms, some of which were entered into in 2014. As of September 30, 2016, the catastrophe reinsurance program consisted of three layers, with portions of the first two layers placed on May 1, 2015 and May 1, 2016 and portions of the third layer placed on May 1, 2014 and May 1, 2016. The portions of the program expiring on April 30, 2016 were renewed on May 1, 2016. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI, and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include the following expiration terms: approximately 34 percent of coverage limits, which originally expired on April 30, 2016 and was renewed May 1, 2016, currently expires on April 30, 2019; approximately 33 percent of coverage limits expire on April 30, 2017; and approximately 33 percent of coverage limits expire on April 30, 2018. The third layer of coverage originally expired on April 30, 2017. However, effective May 1, 2016 approximately 39 percent of the third layer of coverage was cancelled and replaced with the same coverage for a three year period expiring on April 30, 2019. The remaining coverage limits expire on April 30, 2017.

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

5. Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2016 was 29.3 percent, compared with 25.4 percent for the first nine months of 2015. The increase in the effective tax rate in the first nine months of 2016 from the first nine months of 2015 primarily reflects prior period income tax expense adjustments and lower tax-exempt interest income arising from municipal bond securities. Prior period income tax expense adjustments for the first nine months of 2016 include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in the first nine months of 2016 that relate primarily to periods prior to the merger with TransRe in 2012.

Alleghany believes that, as of September 30, 2016, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2016.

6. Stockholders’ Equity

(a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of shares of common stock, par value $1.00 per share, of Alleghany (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, Alleghany repurchased shares of Common Stock in the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares repurchased	4,621	324,661	117,721	412,844
Cost of shares repurchased (in millions)	$2.4	$152.0	$55.7	$192.5
Average price per share repurchased	$517.40	$468.11	$472.97	$466.33

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the nine months ended September 30, 2016 and 2015 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income, net of tax:
Other comprehensive income before reclassifications	238.4	19.2	0.4	258.0
Reclassifications from accumulated other comprehensive income	(42.7)	-	-	(42.7)

Total	195.7	19.2	0.4	215.3

Balance as of September 30, 2016	$427.6	$(84.8)	$(11.2)	$331.6

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income, net of tax:
Other comprehensive loss before reclassifications	(198.7)	(8.3)	(0.3)	(207.3)
Reclassifications from accumulated other comprehensive income	(30.0)	-	-	(30.0)

Total	(228.7)	(8.3)	(0.3)	(237.3)

Balance as of September 30, 2015	$226.7	$(97.5)	$(12.9)	$116.3

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2016 and 2015 were as follows:

Accumulated Other		Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2016	2015	2016	2015
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(27.2)	$(29.2)	$(103.9)	$(158.5)
	Other than temporary impairment losses	11.7	52.7	38.2	112.3
	Income taxes	5.4	(8.2)	23.0	16.2

Total reclassifications:	Net earnings	$(10.1)	$15.3	$(42.7)	$(30.0)

(1)	For the nine months ended September 30, 2016, excludes Jazwares Remeasurement Gain of $13.2 million.

7. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$155.8	$96.5	$387.4	$404.2
Effect of dilutive securities	-	-	-	0.1

Income available to common stockholders for diluted earnings per share	$155.8	$96.5	$387.4	$404.3

Weighted average common shares outstanding applicable to basic earnings per share	15,438,399	15,900,759	15,443,150	15,969,984
Effect of dilutive securities	-	-	6,330	8,155

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,438,399	15,900,759	15,449,480	15,978,139

70,881 and 72,865 contingently issuable shares were potentially available during the first nine months of 2016 and 2015, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

8. Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.

(c) Energy Holdings

As of September 30, 2016, Alleghany had holdings in energy sector businesses of $773.9 million, comprised of $274.2 million of debt securities, $282.0 million of equity securities and $217.7 million of Alleghany’s equity attributable to SORC.

9. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS (beginning October 31, 2015) and Jazwares. Oil and gas operations are conducted through SORC, and also include Alleghany Capital’s investment in ORX. ORX is accounted for under the equity method of accounting.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity for $162.8 million, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. The $162.8 million purchase price includes $122.1 million in cash paid on April 18, 2016 and $40.7 million of potential contingent consideration based on future profitability. In connection with the acquisition, $130.0 million, $52.4 million and $89.7 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively, were recorded. Indefinite-lived intangible assets relate to trade name, and finite-lived intangible assets relate to license agreements, customer relationships and owned content.

The primary components of corporate activities are Alleghany Properties and other activities at the Alleghany parent company.

In addition, corporate activities include interest expense associated with senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments.” Information related to Alleghany’s and TransRe’s senior notes can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.

(b) Results

Results for Alleghany’s two reportable segments and for other activities for the three and nine months ended September 30, 2016 and 2015 are shown in the tables below:

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months Ended September 30, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$400.2	$665.2	$1,065.4	$243.7	$68.5	$37.8	$350.0	$1,415.4	$-	$(7.5)	$1,407.9
Net premiums written	320.5	646.4	966.9	168.3	64.4	37.1	269.8	1,236.7	-	-	1,236.7

Net premiums earned	314.6	654.8	969.4	186.8	61.6	35.7	284.1	1,253.5	-	-	1,253.5
Net loss and LAE	157.6	404.6	562.2	94.8	34.5	27.1	156.4	718.6	-	-	718.6
Commissions, brokerage and other underwriting expenses	105.4	227.7	333.1	53.9	26.4	9.6	89.9	423.0	-	-	423.0

Underwriting profit (loss)(3)	$51.6	$22.5	$74.1	$38.1	$0.7	$(1.0)	$37.8	111.9	-	-	111.9

Net investment income								118.7	-	1.9	120.6
Net realized capital gains								27.1	0.1	-	27.2
Other than temporary impairment losses								(11.7)	-	-	(11.7)
Other revenue								0.3	218.6	6.1	225.0
Other operating expenses								23.6	203.6	1.2	228.4
Corporate administration								0.3	-	10.4	10.7
Amortization of intangible assets								(0.7)	6.7	-	6.0
Interest expense								6.8	0.6	13.3	20.7

Earnings (losses) before income taxes								$216.3	$7.8	$(16.9)	$207.2

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months Ended September 30, 2015	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$258.0	$572.0	$830.0	$255.5	$60.5	$28.3	$344.3	$1,174.3	$-	$(6.3)	$1,168.0
Net premiums written	200.6	552.5	753.1	176.8	55.2	28.1	260.1	1,013.2	-	-	1,013.2

Net premiums earned	207.1	559.8	766.9	202.4	52.4	27.4	282.2	1,049.1	-	-	1,049.1
Net loss and LAE	85.2	353.4	438.6	105.7	29.7	20.7	156.1	594.7	-	-	594.7
Commissions, brokerage and other underwriting expenses	70.4	201.1	271.5	55.4	24.0	9.3	88.7	360.2	-	-	360.2

Underwriting profit (loss)(3)	$51.5	$5.3	$56.8	$41.3	$(1.3)	$(2.6)	$37.4	94.2	-	-	94.2

Net investment income								113.4	3.6	1.2	118.2
Net realized capital gains								28.2	0.1	0.9	29.2
Other than temporary impairment losses								(44.3)	-	(8.4)	(52.7)
Other revenue								0.3	44.7	0.3	45.3
Other operating expenses								16.7	51.1	0.7	68.5
Corporate administration								0.2	-	10.7	10.9
Amortization of intangible assets								(1.2)	0.1	-	(1.1)
Interest expense								9.7	0.2	12.9	22.8

Earnings (losses) before income taxes								$166.4	$(3.0)	$(30.3)	$133.1

	Reinsurance Segment			Insurance Segment					Other Activities
Nine Months Ended September 30, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,173.3	$2,136.7	$3,310.0	$808.3	$201.5	$105.9	$1,115.7	$4,425.7	$-	$(19.0)	$4,406.7
Net premiums written	945.1	2,088.3	3,033.4	566.3	189.0	104.5	859.8	3,893.2	-	-	3,893.2

Net premiums earned	857.9	2,030.6	2,888.5	567.4	175.8	104.9	848.1	3,736.6	-	-	3,736.6
Net loss and LAE	454.9	1,282.7	1,737.6	289.0	92.4	79.5	460.9	2,198.5	-	-	2,198.5
Commissions, brokerage and other underwriting expenses	275.6	693.6	969.2	161.9	78.7	28.9	269.5	1,238.7	-	-	1,238.7

Underwriting profit (loss)(3)	$127.4	$54.3	$181.7	$116.5	$4.7	$(3.5)	$117.7	299.4	-	-	299.4

Net investment income								326.4	-	5.9	332.3
Net realized capital gains								107.6	13.0	(3.5)	117.1
Other than temporary impairment losses								(38.2)	-	-	(38.2)
Other revenue								3.8	517.3	6.7	527.8
Other operating expenses								65.1	508.0	2.4	575.5
Corporate administration								1.0	-	33.0	34.0
Amortization of intangible assets								(2.4)	16.9	-	14.5
Interest expense								20.6	1.2	39.6	61.4

Earnings (losses) before income taxes								$614.7	$4.2	$(65.9)	$553.0

	Reinsurance Segment			Insurance Segment					Other Activities
Nine Months Ended September 30, 2015	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$832.0	$1,790.4	$2,622.4	$883.4	$176.3	$73.9	$1,133.6	$3,756.0	$-	$(20.2)	$3,735.8
Net premiums written	663.1	1,749.3	2,412.4	601.1	163.8	73.1	838.0	3,250.4	-	-	3,250.4

Net premiums earned	659.4	1,654.0	2,313.4	607.0	149.9	70.7	827.6	3,141.0	-	-	3,141.0
Net loss and LAE	215.6	1,058.3	1,273.9	320.8	88.1	54.3	463.2	1,737.1	-	-	1,737.1
Commissions, brokerage and other underwriting expenses	214.1	591.8	805.9	165.9	68.5	27.5	261.9	1,067.8	-	-	1,067.8

Underwriting profit (loss)(3)	$229.7	$3.9	$233.6	$120.3	$(6.7)	$(11.1)	$102.5	336.1	-	-	336.1

Net investment income								327.4	3.4	3.8	334.6
Net realized capital gains								163.2	0.1	(4.8)	158.5
Other than temporary impairment losses								(103.9)	-	(8.4)	(112.3)
Other revenue								2.8	121.8	0.7	125.3
Other operating expenses								60.2	137.6	1.9	199.7
Corporate administration								0.6	-	32.8	33.4
Amortization of intangible assets								(4.1)	0.3	-	(3.8)
Interest expense								29.0	1.0	39.1	69.1

Earnings (losses) before income taxes								$639.9	$(13.6)	$(82.5)	$543.8

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of September 30, 2016, the identifiable assets of the reinsurance segment, insurance segment and other activities were $16.2 billion, $6.6 billion and $1.3 billion, respectively, of which cash and invested assets represented $13.6 billion, $5.1 billion and $0.4 billion, respectively. As of September 30, 2016, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.4 billion, $2.8 billion and ($0.1) billion, respectively.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. As of September 30, 2016, this includes $41.5 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $33.0 million of borrowings by Jazwares under its available credit facility and $4.5 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities on Alleghany’s consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2015, or the “2015 Form 10-K.”

References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries,

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC,

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries,

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries,

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiary,

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC,

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC,

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries,

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries,

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc.,

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries,

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries,

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates, and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

Note on Forward-Looking Statements

Certain statements contained in this Form 10-Q, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

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

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include: (i) net investment income; (ii) net realized capital gains; (iii) other than temporary impairment, or “OTTI,” losses; (iv) other revenue; (v) other operating expenses; (vi) corporate administration; (vii) amortization of intangible assets; and (viii) interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $155.8 million in the third quarter of 2016, compared with $96.5 million in the third quarter of 2015, and $387.4 million in the first nine months of 2016, compared with $404.2 million in the first nine months of 2015.

•	Earnings before income taxes were $207.2 million in the third quarter of 2016, compared with $133.1 million in the third quarter of 2015, and $553.0 million in the first nine months of 2016, compared with $543.8 million in the first nine months of 2015.

•	Net investment income increased by 2.0 percent in the third quarter of 2016 from the third quarter of 2015, and decreased by 0.7 percent in the first nine months of 2016 from the first nine months of 2015.

•	Net premiums written increased by 22.1 percent and 19.8 percent in the third quarter and first nine months of 2016, respectively, from the corresponding 2015 periods.

•	Underwriting profit was $111.9 million in the third quarter of 2016, compared with $94.2 million in the third quarter of 2015, and $299.4 million in the first nine months of 2016, compared with $336.1 million in the first nine months of 2015.

•	The combined ratio for our reinsurance and insurance segments was 91.0 percent in the third quarter of 2016, compared with 91.0 percent in the third quarter of 2015, and 92.0 percent in the first nine months of 2016, compared with 89.3 percent in the first nine months of 2015.

•	Catastrophe losses, net of reinsurance, were $32.1 million in the third quarter of 2016, compared with $36.6 million in the third quarter of 2015, and $160.0 million in the first nine months of 2016, compared with $53.0 million in the first nine months of 2015.

•	Net favorable prior accident year development on loss reserves was $86.4 million in the third quarter of 2016, compared with $55.3 million in the third quarter of 2015, and $261.7 million in the first nine months of 2016, compared with $150.9 million in the first nine months of 2015.

•	Revenues, earnings before income taxes and Adjusted EBITDA for Alleghany Capital increased in the third quarter and first nine months of 2016 from the corresponding 2015 periods, primarily reflecting the acquisition of IPS on October 31, 2015, the inclusion of Jazwares in our consolidated results as of April 15, 2016 and, to a lesser extent, growth at Kentucky Trailer. Revenues were $218.6 million and $517.3 million in the third quarter and first nine months of 2016, compared with $44.7 million and $121.8 million in the third quarter and first nine months of 2015, respectively. Earnings (losses) before income taxes were $7.8 million and $4.2 million in the third quarter and first nine months of 2016, compared with ($3.0) million and ($13.6) million in the third quarter and first nine months of 2015, respectively. Adjusted EBITDA was $20.3 million and $24.9 million in the third quarter and first nine months of 2016, compared with $0.3 million and ($3.0) million in the third quarter and first nine months of 2015, respectively.

As of September 30, 2016, we had total assets of $24.1 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.1 billion. As of September 30, 2016, we had consolidated total investments of approximately $18.5 billion, consisting of $13.6 billion invested in debt securities, $3.0 billion invested in equity securities, $0.8 billion invested in short-term investments, $0.5 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

Our principal executive offices are located in leased office space at 1411 Broadway, 34th Floor, New York, New York, 10018, and our telephone number is (212) 752-1356.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Revenues
Net premiums earned	$1,253.5	$1,049.1	$3,736.6	$3,141.0
Net investment income	120.6	118.2	332.3	334.6
Net realized capital gains	27.2	29.2	117.1	158.5
Other than temporary impairment losses	(11.7)	(52.7)	(38.2)	(112.3)
Other revenue	225.0	45.3	527.8	125.3

Total revenues	1,614.6	1,189.1	4,675.6	3,647.1

Costs and Expenses
Net loss and loss adjustment expenses	718.6	594.7	2,198.5	1,737.1
Commissions, brokerage and other underwriting expenses	423.0	360.2	1,238.7	1,067.8
Other operating expenses	228.4	68.5	575.5	199.7
Corporate administration	10.7	10.9	34.0	33.4
Amortization of intangible assets	6.0	(1.1)	14.5	(3.8)
Interest expense	20.7	22.8	61.4	69.1

Total costs and expenses	1,407.4	1,056.0	4,122.6	3,103.3

Earnings before income taxes	207.2	133.1	553.0	543.8
Income taxes	48.4	36.0	162.3	138.1

Net earnings	158.8	97.1	390.7	405.7
Net earnings attributable to noncontrolling interest	3.0	0.6	3.3	1.5

Net earnings attributable to Alleghany stockholders	$155.8	$96.5	$387.4	$404.2

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 9 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The results for our segments and for other activities for the three and nine months ended September 30, 2016 and 2015 are shown in the tables below:

	Segments			Other Activities
Three Months Ended September 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$1,065.4	$350.0	$1,415.4	$-	$(7.5)	$1,407.9
Net premiums written	966.9	269.8	1,236.7	-	-	1,236.7

Net premiums earned	969.4	284.1	1,253.5	-	-	1,253.5

Net loss and LAE:
Current year (excluding catastrophe losses)	609.6	163.3	772.9	-	-	772.9
Current year catastrophe losses	21.6	10.5	32.1	-	-	32.1
Prior years	(69.0)	(17.4)	(86.4)	-	-	(86.4)

Total net loss and LAE	562.2	156.4	718.6	-	-	718.6
Commissions, brokerage and other underwriting expenses	333.1	89.9	423.0	-	-	423.0

Underwriting profit(2)	$74.1	$37.8	111.9	-	-	111.9

Net investment income			118.7	-	1.9	120.6
Net realized capital gains			27.1	0.1	-	27.2
Other than temporary impairment losses			(11.7)	-	-	(11.7)
Other revenue			0.3	218.6	6.1	225.0
Other operating expenses			23.6	203.6	1.2	228.4
Corporate administration			0.3	-	10.4	10.7
Amortization of intangible assets			(0.7)	6.7	-	6.0
Interest expense			6.8	0.6	13.3	20.7

Earnings (losses) before income taxes			$216.3	$7.8	$(16.9)	$207.2

Loss ratio(3):
Current year (excluding catastrophe losses)	62.8%	57.5%	61.7%
Current year catastrophe losses	2.2%	3.7%	2.6%
Prior years	(7.1%)	(6.1%)	(7.0%)

Total net loss and LAE	57.9%	55.1%	57.3%
Expense ratio(4)	34.4%	31.7%	33.7%

Combined ratio(5)	92.3%	86.8%	91.0%

	Segments			Other Activities
Three Months Ended September 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$830.0	$344.3	$1,174.3	$-	$(6.3)	$1,168.0
Net premiums written	753.1	260.1	1,013.2	-	-	1,013.2

Net premiums earned	766.9	282.2	1,049.1	-	-	1,049.1

Net loss and LAE:
Current year (excluding catastrophe losses)	458.5	154.9	613.4	-	-	613.4
Current year catastrophe losses	31.5	5.1	36.6	-	-	36.6
Prior years	(51.4)	(3.9)	(55.3)	-	-	(55.3)

Total net loss and LAE	438.6	156.1	594.7	-	-	594.7
Commissions, brokerage and other underwriting expenses	271.5	88.7	360.2	-	-	360.2

Underwriting profit(2)	$56.8	$37.4	94.2	-	-	94.2

Net investment income			113.4	3.6	1.2	118.2
Net realized capital gains			28.2	0.1	0.9	29.2
Other than temporary impairment losses			(44.3)	-	(8.4)	(52.7)
Other revenue			0.3	44.7	0.3	45.3
Other operating expenses			16.7	51.1	0.7	68.5
Corporate administration			0.2	-	10.7	10.9
Amortization of intangible assets			(1.2)	0.1	-	(1.1)
Interest expenses			9.7	0.2	12.9	22.8

Earnings (losses) before income taxes			$166.4	$(3.0)	$(30.3)	$133.1

Loss ratio(3):
Current year (excluding catastrophe losses)	59.8%	54.9%	58.5%
Current year catastrophe losses	4.1%	1.8%	3.5%
Prior years	(6.7%)	(1.4%)	(5.3%)

Total net loss and LAE	57.2%	55.3%	56.7%
Expense ratio(4)	35.4%	31.4%	34.3%

Combined ratio(5)	92.6%	86.7%	91.0%

	Segments			Other Activities
Nine Months Ended September 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$3,310.0	$1,115.7	$4,425.7	$-	$(19.0)	$4,406.7
Net premiums written	3,033.4	859.8	3,893.2	-	-	3,893.2

Net premiums earned	2,888.5	848.1	3,736.6	-	-	3,736.6

Net loss and LAE:
Current year (excluding catastrophe losses)	1,838.2	462.0	2,300.2	-	-	2,300.2
Current year catastrophe losses	117.4	42.6	160.0	-	-	160.0
Prior years	(218.0)	(43.7)	(261.7)	-	-	(261.7)

Total net loss and LAE	1,737.6	460.9	2,198.5	-	-	2,198.5
Commissions, brokerage and other underwriting expenses	969.2	269.5	1,238.7	-	-	1,238.7

Underwriting profit(2)	$181.7	$117.7	299.4	-	-	299.4

Net investment income			326.4	-	5.9	332.3
Net realized capital gains			107.6	13.0	(3.5)	117.1
Other than temporary impairment losses			(38.2)	-	-	(38.2)
Other revenue			3.8	517.3	6.7	527.8
Other operating expenses			65.1	508.0	2.4	575.5
Corporate administration			1.0	-	33.0	34.0
Amortization of intangible assets			(2.4)	16.9	-	14.5
Interest expense			20.6	1.2	39.6	61.4

Earnings (losses) before income taxes			$614.7	$4.2	$(65.9)	$553.0

Loss ratio(3):
Current year (excluding catastrophe losses)	63.6%	54.5%	61.6%
Current year catastrophe losses	4.1%	5.0%	4.3%
Prior years	(7.4%)	(5.2%)	(7.1%)

Total net loss and LAE	60.3%	54.3%	58.8%
Expense ratio(4)	33.6%	31.8%	33.2%

Combined ratio(5)	93.9%	86.1%	92.0%

	Segments			Other Activities
Nine Months Ended September 30, 2015	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions, except ratios)
Gross premiums written	$2,622.4	$1,133.6	$3,756.0	$-	$(20.2)	$3,735.8
Net premiums written	2,412.4	838.0	3,250.4	-	-	3,250.4

Net premiums earned	2,313.4	827.6	3,141.0	-	-	3,141.0

Net loss and LAE:
Current year (excluding catastrophe losses)	1,383.3	451.7	1,835.0	-	-	1,835.0
Current year catastrophe losses	31.5	21.5	53.0	-	-	53.0
Prior years	(140.9)	(10.0)	(150.9)	-	-	(150.9)

Total net loss and LAE	1,273.9	463.2	1,737.1	-	-	1,737.1
Commissions, brokerage and other underwriting expenses	805.9	261.9	1,067.8	-	-	1,067.8

Underwriting profit(2)	$233.6	$102.5	336.1	-	-	336.1

Net investment income			327.4	3.4	3.8	334.6
Net realized capital gains			163.2	0.1	(4.8)	158.5
Other than temporary impairment losses			(103.9)	-	(8.4)	(112.3)
Other revenue			2.8	121.8	0.7	125.3
Other operating expenses			60.2	137.6	1.9	199.7
Corporate administration			0.6	-	32.8	33.4
Amortization of intangible assets			(4.1)	0.3	-	(3.8)
Interest expense			29.0	1.0	39.1	69.1

Earnings (losses) before income taxes			$639.9	$(13.6)	$(82.5)	$543.8

Loss ratio(3):
Current year (excluding catastrophe losses)	59.8%	54.6%	58.4%
Current year catastrophe losses	1.4%	2.6%	1.7%
Prior years	(6.1%)	(1.2%)	(4.8%)

Total net loss and LAE	55.1%	56.0%	55.3%
Expense ratio(4)	34.8%	31.6%	34.0%

Combined ratio(5)	89.9%	87.6%	89.3%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,407.9	$1,168.0	20.5%	$4,406.7	$3,735.8	18.0%
Net premiums written	1,236.7	1,013.2	22.1%	3,893.2	3,250.4	19.8%

Net premiums earned	1,253.5	1,049.1	19.5%	3,736.6	3,141.0	19.0%

The increases in gross and net premiums written in the third quarter and first nine months of 2016 from the corresponding 2015 periods are primarily attributable to increases at our reinsurance segment, primarily reflecting $199.4 million and $624.2 million of premiums in the third quarter and first nine months of 2016, respectively, related to a large whole account quota share treaty entered into in the fourth quarter of 2015.

The increases in net premiums earned in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect increases at our reinsurance segment for the reasons discussed above.

A comparison of premiums for the third quarter and first nine months of 2016 and 2015 is more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Net loss and LAE:
Current year (excluding catastrophe losses)	$772.9	$613.4	26.0%	$2,300.2	$1,835.0	25.4%
Current year catastrophe losses	32.1	36.6	(12.3%)	160.0	53.0	201.9%
Prior years	(86.4)	(55.3)	56.2%	(261.7)	(150.9)	73.4%

Total net loss and LAE	$718.6	$594.7	20.8%	$2,198.5	$1,737.1	26.6%

Loss ratio:
Current year (excluding catastrophe losses)	61.7%	58.5%		61.6%	58.4%
Current year catastrophe losses	2.6%	3.5%		4.3%	1.7%
Prior years	(7.0%)	(5.3%)		(7.1%)	(4.8%)

Total net loss and LAE	57.3%	56.7%		58.8%	55.3%

The increase in net loss and LAE in the third quarter of 2016 from the third quarter of 2015 reflects an increase at our reinsurance segment due primarily to higher net premiums earned, as discussed above, and higher non-catastrophe losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by an increase in favorable prior accident year development on loss reserves.

The increase in net loss and LAE in the first nine months of 2016 from the first nine months of 2015 reflects an increase at our reinsurance segment due primarily to higher net premiums earned, as discussed above, higher catastrophe losses, as well as higher non-catastrophe losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by an increase in favorable prior accident year development on loss reserves.

A comparison of net loss and LAE for the third quarter and first nine months of 2016 and 2015 is more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Commissions, brokerage and other underwriting expenses	$423.0	$360.2	17.4%	$1,238.7	$1,067.8	16.0%

Expense ratio	33.7%	34.3%		33.2%	34.0%

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods reflect increases at our reinsurance segment due primarily to higher net premiums earned, as discussed above, partially offset by slight decreases in employee-related overhead expenses.

A comparison of commissions, brokerage and other underwriting expenses for the third quarter and first nine months of 2016 and 2015 is more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Underwriting profit	$111.9	$94.2	18.8%	$299.4	$336.1	(10.9%)

Combined ratio	91.0%	91.0%		92.0%	89.3%

The increase in underwriting profit in the third quarter of 2016 from the third quarter of 2015 is due primarily to our reinsurance segment, reflecting an increase in favorable prior accident year development on loss reserves and lower catastrophe losses, partially offset by an increase in non-catastrophe losses in the current accident year, all as discussed above.

The decrease in underwriting profit in the first nine months of 2016 from the first nine months of 2015 reflects a decrease at our reinsurance segment, partially offset by an increase at our insurance segment. The decrease at our reinsurance segment primarily reflects higher catastrophe and non-catastrophe losses in the current accident year, partially offset by an increase in favorable prior accident year development on loss reserves, all as discussed above. The increase at our insurance segment reflects improved results at CapSpecialty and PacificComp, partially offset by a decrease in underwriting profit at RSUI due primarily to higher catastrophe losses.

A comparison of underwriting profit for the third quarter and first nine months of 2016 and 2015 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions)
Net investment income	$120.6	$118.2	2.0%	$332.3	$334.6	(0.7%)
Net realized capital gains	27.2	29.2	(6.8%)	117.1	158.5	(26.1%)
Other than temporary impairment losses	(11.7)	(52.7)	(77.8%)	(38.2)	(112.3)	(66.0%)

The increase in net investment income in the third quarter of 2016 from the third quarter of 2015 primarily reflects higher interest income from funds withheld by cedants.

The decrease in net investment income in the first nine months of 2016 from the first nine months of 2015 primarily reflects lower earnings from partnership investments and equity-method investments included in other invested assets, partially offset by higher interest income from funds withheld by cedants.

The decrease in net realized capital gains in the first nine months of 2016 from the first nine months of 2015 primarily reflects lower gains from the sales of equity securities, partially offset by a one-time $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital. Realized capital gains from equity securities for the first nine months of 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

The decreases in OTTI losses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect decreases in losses on equity securities.

A comparison of investment results for the third quarter and first nine months of 2016 and 2015 is more fully described in the following pages.

Other revenue and expenses. The following table summarizes our consolidated other revenue and expenses.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions)
Other revenue	$225.0	$45.3	396.7%	$527.8	$125.3	321.2%

Other operating expenses	228.4	68.5	233.4%	575.5	199.7	188.2%
Corporate administration	10.7	10.9	(1.8%)	34.0	33.4	1.8%
Amortization of intangible assets	6.0	(1.1)	(645.5%)	14.5	(3.8)	(481.6%)
Interest expense	20.7	22.8	(9.2%)	61.4	69.1	(11.1%)

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $19.4 million and $16.9 million in the third quarter of 2016 and 2015, respectively, and $61.5 million and $59.0 million in the first nine months of 2016 and 2015, respectively, primarily reflecting more favorable results.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

The increases in other revenue and other operating expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the acquisition of IPS on October 31, 2015, the inclusion of Jazwares in our consolidated results as of April 15, 2016 and, to lesser extents, growth at Kentucky Trailer and increases in the long-term incentive compensation at our reinsurance and insurance segments.

Amortization of intangible assets. Amortization expenses in the third quarter and first nine months of 2016 reflect the amortization of net intangible assets, including intangible assets related to the acquisition of IPS and Jazwares. Negative amortization expenses in the third quarter and first nine months of 2015 reflect the amortization of intangible liabilities acquired in the merger with TransRe in 2012, partially offset by the amortization of intangible assets.

Interest expense. The decreases in interest expense in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect lower interest expense at our reinsurance segment resulting from the maturity and repayment of senior notes on December 14, 2015. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K for further information on the senior notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Income taxes	$48.4	$36.0	34.4%	$162.3	$138.1	17.5%

Effective tax rate				29.3%	25.4%

The increase in income taxes in the third quarter of 2016 from the third quarter of 2015 primarily reflects an increase in earnings before income taxes. The increase in income taxes in the first nine months of 2016 from the first nine months of 2015 primarily reflects prior period income tax expense adjustments and, to a lesser extent, an increase in earnings before income taxes. The increase in the effective tax rate in the first nine months of 2016 from the first nine months of 2015 primarily reflects prior period income tax adjustments and lower tax-exempt interest income arising from municipal bond securities. Prior period income tax expense adjustments for the first nine months of 2016 include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in the first nine months of 2016 that relate primarily to periods prior to the merger with TransRe in 2012.

Earnings. The following table summarizes our consolidated earnings.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions)
Earnings before income taxes	$207.2	$133.1	55.7%	$553.0	$543.8	1.7%
Net earnings attributable to Alleghany stockholders	155.8	96.5	61.5%	387.4	404.2	(4.2%)

The increase in earnings before income taxes and net earnings attributable to Alleghany stockholders in the third quarter of 2016 from the third quarter of 2015 primarily reflects a decrease in OTTI losses and an increase in underwriting profit, all as discussed above.

The increase in earnings before income taxes in the first nine months of 2016 from the first nine months of 2015 primarily reflects a decrease in OTTI losses, partially offset by decreases in net realized capital gains and underwriting profit, all as discussed above. The decrease in net earnings attributable to Alleghany stockholders in the first nine months of 2016 from the first nine months of 2015 primarily reflects an increase in earnings before income taxes, partially offset by the impact of an increase in the effective tax rate, all as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2015 Form 10-K.

The underwriting results of the reinsurance segment are presented below.

Three Months Ended September 30, 2016	Property	Casualty & Other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$400.2	$665.2	$1,065.4
Net premiums written	320.5	646.4	966.9

Net premiums earned	314.6	654.8	969.4
Net loss and LAE:
Current year (excluding catastrophe losses)	147.0	462.6	609.6
Current year catastrophe losses	21.4	0.2	21.6
Prior years	(10.8)	(58.2)	(69.0)

Total net loss and LAE	157.6	404.6	562.2
Commissions, brokerage and other underwriting expenses	105.4	227.7	333.1

Underwriting profit(2)	$51.6	$22.5	$74.1

Loss ratio(3):
Current year (excluding catastrophe losses)	46.7%	70.6%	62.8%
Current year catastrophe losses	6.8%	- %	2.2%
Prior years	(3.4%)	(8.9%)	(7.1%)

Total net loss and LAE	50.1%	61.7%	57.9%
Expense ratio(4)	33.5%	34.8%	34.4%

Combined ratio(5)	83.6%	96.5%	92.3%

Three Months Ended September 30, 2015	Property	Casualty & Other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$258.0	$572.0	$830.0
Net premiums written	200.6	552.5	753.1

Net premiums earned	207.1	559.8	766.9
Net loss and LAE:
Current year (excluding catastrophe losses)	79.9	378.6	458.5
Current year catastrophe losses	22.7	8.8	31.5
Prior years	(17.4)	(34.0)	(51.4)

Total net loss and LAE	85.2	353.4	438.6
Commissions, brokerage and other underwriting expenses	70.4	201.1	271.5

Underwriting profit(2)	$51.5	$5.3	$56.8

Loss ratio(3):
Current year (excluding catastrophe losses)	38.7%	67.6%	59.8%
Current year catastrophe losses	11.0%	1.6%	4.1%
Prior years	(8.4%)	(6.1%)	(6.7%)

Total net loss and LAE	41.3%	63.1%	57.2%
Expense ratio(4)	34.0%	35.9%	35.4%

Combined ratio(5)	75.3%	99.0%	92.6%

Nine Months Ended September 30, 2016	Property	Casualty & Other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$1,173.3	$2,136.7	$3,310.0
Net premiums written	945.1	2,088.3	3,033.4

Net premiums earned	857.9	2,030.6	2,888.5
Net loss and LAE:
Current year (excluding catastrophe losses)	418.7	1,419.5	1,838.2
Current year catastrophe losses	115.5	1.9	117.4
Prior years	(79.3)	(138.7)	(218.0)

Total net loss and LAE	454.9	1,282.7	1,737.6
Commissions, brokerage and other underwriting expenses	275.6	693.6	969.2

Underwriting profit(2)	$127.4	$54.3	$181.7

Loss ratio(3):
Current year (excluding catastrophe losses)	48.8%	69.9%	63.6%
Current year catastrophe losses	13.5%	0.1%	4.1%
Prior years	(9.2%)	(6.8%)	(7.4%)

Total net loss and LAE	53.1%	63.2%	60.3%
Expense ratio(4)	32.1%	34.2%	33.6%

Combined ratio(5)	85.2%	97.4%	93.9%

Nine Months Ended September 30, 2015	Property	Casualty & Other(1)	Total
	($ in millions, except ratios)
Gross premiums written	$832.0	$1,790.4	$2,622.4
Net premiums written	663.1	1,749.3	2,412.4

Net premiums earned	659.4	1,654.0	2,313.4
Net loss and LAE:
Current year (excluding catastrophe losses)	246.1	1,137.2	1,383.3
Current year catastrophe losses	22.7	8.8	31.5
Prior years	(53.2)	(87.7)	(140.9)

Total net loss and LAE	215.6	1,058.3	1,273.9
Commissions, brokerage and other underwriting expenses	214.1	591.8	805.9

Underwriting profit(2)	$229.7	$3.9	$233.6

Loss ratio(3):
Current year (excluding catastrophe losses)	37.3%	68.8%	59.8%
Current year catastrophe losses	3.4%	0.5%	1.4%
Prior years	(8.1%)	(5.3%)	(6.1%)

Total net loss and LAE	32.6%	64.0%	55.1%
Expense ratio(4)	32.5%	35.8%	34.8%

Combined ratio(5)	65.1%	99.8%	89.9%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$400.2	$258.0	55.1%	$1,173.3	$832.0	41.0%
Net premiums written	320.5	200.6	59.8%	945.1	663.1	42.5%

Net premiums earned	314.6	207.1	51.9%	857.9	659.4	30.1%

Casualty & other
Premiums written:
Gross premiums written	$665.2	$572.0	16.3%	$2,136.7	$1,790.4	19.3%
Net premiums written	646.4	552.5	17.0%	2,088.3	1,749.3	19.4%

Net premiums earned	654.8	559.8	17.0%	2,030.6	1,654.0	22.8%

Total
Premiums written:
Gross premiums written	$1,065.4	$830.0	28.4%	$3,310.0	$2,622.4	26.2%
Net premiums written	966.9	753.1	28.4%	3,033.4	2,412.4	25.7%

Net premiums earned	969.4	766.9	26.4%	2,888.5	2,313.4	24.9%

Property. The increases in gross premiums written in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect $93.5 million and $265.3 million of property-related premiums in the third quarter and first nine months of 2016, respectively, in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015 and, to a lesser extent, increases arising from certain other large whole account quota share treaties. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 54.2 percent in the third quarter of 2016 from the third quarter of 2015, and 41.4 percent in the first nine months of 2016 from the first nine months of 2015.

The increases in net premiums earned in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2016. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 51.5 percent in the third quarter of 2016 from the third quarter of 2015, and 30.1 percent in the first nine months of 2016 from the first nine months of 2015.

Casualty & other. The increases in gross premiums written in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect $105.9 million and $358.9 million of casualty-related premiums in the third quarter and first nine months of 2016, respectively, in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 17.6 percent in the third quarter of 2016 from the third quarter of 2015, and 20.6 percent in the first nine months of 2016 from the first nine months of 2015.

The increases in net premiums earned in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect increases in gross premiums written in recent quarters. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 18.4 percent in the third quarter of 2016 from the third quarter of 2015, and 24.0 percent in the first nine months of 2016 from the first nine months of 2015.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$147.0	$79.9	84.0%	$418.7	$246.1	70.1%
Current year catastrophe losses	21.4	22.7	(5.7%)	115.5	22.7	408.8%
Prior years	(10.8)	(17.4)	(37.9%)	(79.3)	(53.2)	49.1%

Total net loss and LAE	$157.6	$85.2	85.0%	$454.9	$215.6	111.0%

Loss ratio:
Current year (excluding catastrophe losses)	46.7%	38.7%		48.8%	37.3%
Current year catastrophe losses	6.8%	11.0%		13.5%	3.4%
Prior years	(3.4%)	(8.4%)		(9.2%)	(8.1%)

Total net loss and LAE	50.1%	41.3%		53.1%	32.6%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$462.6	$378.6	22.2%	$1,419.5	$1,137.2	24.8%
Current year catastrophe losses	0.2	8.8	(97.7%)	1.9	8.8	(78.4%)
Prior years	(58.2)	(34.0)	71.2%	(138.7)	(87.7)	58.2%

Total net loss and LAE	$404.6	$353.4	14.5%	$1,282.7	$1,058.3	21.2%

Loss ratio:
Current year (excluding catastrophe losses)	70.6%	67.6%		69.9%	68.8%
Current year catastrophe losses	- %	1.6%		0.1%	0.5%
Prior years	(8.9%)	(6.1%)		(6.8%)	(5.3%)

Total net loss and LAE	61.7%	63.1%		63.2%	64.0%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$609.6	$458.5	33.0%	$1,838.2	$1,383.3	32.9%
Current year catastrophe losses	21.6	31.5	(31.4%)	117.4	31.5	272.7%
Prior years	(69.0)	(51.4)	34.2%	(218.0)	(140.9)	54.7%

Total net loss and LAE	$562.2	$438.6	28.2%	$1,737.6	$1,273.9	36.4%

Loss ratio:
Current year (excluding catastrophe losses)	62.8%	59.8%		63.6%	59.8%
Current year catastrophe losses	2.2%	4.1%		4.1%	1.4%
Prior years	(7.1%)	(6.7%)		(7.4%)	(6.1%)

Total net loss and LAE	57.9%	57.2%		60.3%	55.1%

Property. The increase in net loss and LAE in the third quarter of 2016 from the third quarter of 2015 primarily reflects the impact of higher net premiums earned, higher non-catastrophe property losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015 and a decrease in favorable prior accident year development on loss reserves. The catastrophe losses in the third quarter of 2016 relate primarily to typhoons and floods in China. The catastrophe losses in the third quarter of 2015 relate entirely to the chemical explosion in Tianjin, China in August 2015.

The increase in net loss and LAE in the first nine months of 2016 from the first nine months of 2015 primarily reflects the impact of higher net premiums earned, higher catastrophe losses, as well as higher non-catastrophe property losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by an increase in favorable prior accident year development on loss reserves.

The catastrophe losses in the first nine months of 2016 relate to wildfire losses in Alberta, Canada, earthquake losses in Japan, earthquake losses in Ecuador, all of which occurred in the second quarter of 2016, and catastrophe losses in the third quarter of 2016 that relate primarily to typhoons and floods in China. The catastrophe losses in the first nine months of 2015 relate entirely to the chemical explosion in Tianjin, China in August 2015.

Net loss and LAE in the third quarter and first nine months of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	($ in millions)
Catastrophe events	$(1.2)	(1)	$(11.8)	(2)	$(9.0)	(1)	$(25.9)	(3)
Non-catastrophe	(9.6)	(4)	(5.6)		(70.3)	(4)	(27.3)	(5)

Total	$(10.8)		$(17.4)		$(79.3)		$(53.2)

(1)	Reflects favorable prior accident year development on loss reserves from several catastrophes that occurred in the 2010 through 2015 accident years.
(2)	Includes favorable prior accident year development on loss reserves of $12.7 million from Super Storm Sandy in 2012, partially offset by $0.9 million of net unfavorable prior accident year development from other catastrophes.
(3)	Includes favorable prior accident year development on loss reserves of $27.7 million from Super Storm Sandy in 2012 and, to a lesser extent, other catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year development on loss reserves primarily related to the 2014 and 2015 accident years.
(5)	Reflects favorable prior accident year development on loss reserves primarily related to the 2011, 2012 and 2014 accident years.

The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2016.

Casualty & other. The increases in net loss and LAE in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned and higher losses in the current accident year in connection with a large whole account quota share treaty entered into in the fourth quarter of 2015, partially offset by the impact of increases in favorable prior accident year development on loss reserves and, to a lesser extent, lower catastrophe losses. The modest catastrophe losses in the first nine months of 2016 relate primarily to earthquake losses in Ecuador in the second quarter of 2016. The catastrophe losses in the first nine months of 2015 relate entirely to the chemical explosion in Tianjin, China in August 2015.

Net loss and LAE in the third quarter and first nine months of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	($ in millions)
The Malpractice Treaties(1)	$(2.0)		$-		$(10.8)		$(12.1)
Other	(56.2)	(2)	(34.0)	(3)	(127.9)	(2)	(75.6)	(3)

Total	$(58.2)		$(34.0)		$(138.7)		$(87.7)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year development on loss reserves are largely retained by the cedants. As a result, the favorable prior accident year development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year development on loss reserves occurs.
(2)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2005, 2006 and 2008 through 2015 accident years.
(3)	Generally reflects favorable prior accident year development on loss reserves in a variety of casualty & other lines of business primarily from the 2006 and 2009 through 2014 accident years, partially offset by unfavorable prior accident year development from the 2003 and prior accident years.

The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2016.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Property
Commissions, brokerage and other underwriting expenses	$105.4	$70.4	49.7%	$275.6	$214.1	28.7%

Expense ratio	33.5%	34.0%		32.1%	32.5%

Casualty & other
Commissions, brokerage and other underwriting expenses	$227.7	$201.1	13.2%	$693.6	$591.8	17.2%

Expense ratio	34.8%	35.9%		34.2%	35.8%

Total
Commissions, brokerage and other underwriting expenses	$333.1	$271.5	22.7%	$969.2	$805.9	20.3%

Expense ratio	34.4%	35.4%		33.6%	34.8%

Property. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by slight decreases in employee-related overhead expenses.

Casualty & other. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by slight decreases in employee-related overhead expenses.

Reinsurance Segment: Underwriting profit. The following table summarizes underwriting profit for the reinsurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
Property
Underwriting profit	$51.6	$51.5	0.2%	$127.4	$229.7	(44.5%)

Combined ratio	83.6%	75.3%		85.2%	65.1%

Casualty & other
Underwriting profit	$22.5	$5.3	324.5%	$54.3	$3.9	1,292.3%

Combined ratio	96.5%	99.0%		97.4%	99.8%

Total
Underwriting profit	$74.1	$56.8	30.5%	$181.7	$233.6	(22.2%)

Combined ratio	92.3%	92.6%		93.9%	89.9%

Property. The decrease in underwriting profit in the first nine months of 2016 from first nine months of 2015 primarily reflects an increase in catastrophe losses, partially offset by an increase in favorable prior accident year development on loss reserves, all as discussed above.

Casualty & other. The increases in underwriting profit in third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflects increases in favorable prior accident year development on loss reserves, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2015 Form 10-K.

The underwriting results of the insurance segment are presented below.

Three Months Ended September 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$243.7	$68.5	$37.8	$350.0
Net premiums written	168.3	64.4	37.1	269.8

Net premiums earned	186.8	61.6	35.7	284.1
Net loss and LAE:
Current year (excluding catastrophe losses)	102.6	33.6	27.1	163.3
Current year catastrophe losses	8.7	1.8	-	10.5
Prior years	(16.5)	(0.9)	-	(17.4)

Total net loss and LAE	94.8	34.5	27.1	156.4
Commissions, brokerage and other underwriting expenses	53.9	26.4	9.6	89.9

Underwriting profit (loss)(1)	$38.1	$0.7	$(1.0)	$37.8

Loss ratio(2):
Current year (excluding catastrophe losses)	54.9%	54.6%	76.0%	57.5%
Current year catastrophe losses	4.7%	2.9%	- %	3.7%
Prior years	(8.8%)	(1.5%)	- %	(6.1%)

Total net loss and LAE	50.8%	56.0%	76.0%	55.1%
Expense ratio(3)	28.9%	42.9%	26.9%	31.7%

Combined ratio(4)	79.7%	98.9%	102.9%	86.8%

Three Months Ended September 30, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$255.5	$60.5	$28.3	$344.3
Net premiums written	176.8	55.2	28.1	260.1

Net premiums earned	202.4	52.4	27.4	282.2
Net loss and LAE:
Current year (excluding catastrophe losses)	105.0	29.2	20.7	154.9
Current year catastrophe losses	4.2	0.9	-	5.1
Prior years	(3.5)	(0.4)	-	(3.9)

Total net loss and LAE	105.7	29.7	20.7	156.1
Commissions, brokerage and other underwriting expenses	55.4	24.0	9.3	88.7

Underwriting profit (loss)(1)	$41.3	$(1.3)	$(2.6)	$37.4

Loss ratio(2):
Current year (excluding catastrophe losses)	51.8%	55.8%	75.8%	54.9%
Current year catastrophe losses	2.1%	1.7%	- %	1.8%
Prior years	(1.7%)	(0.8%)	- %	(1.4%)

Total net loss and LAE	52.2%	56.7%	75.8%	55.3%
Expense ratio(3)	27.4%	45.8%	33.6%	31.4%

Combined ratio(4)	79.6%	102.5%	109.4%	86.7%

Nine Months Ended September 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$808.3	$201.5	$105.9	$1,115.7
Net premiums written	566.3	189.0	104.5	859.8

Net premiums earned	567.4	175.8	104.9	848.1
Net loss and LAE:
Current year (excluding catastrophe losses)	291.9	90.6	79.5	462.0
Current year catastrophe losses	37.6	5.0	-	42.6
Prior years	(40.5)	(3.2)	-	(43.7)

Total net loss and LAE	289.0	92.4	79.5	460.9
Commissions, brokerage and other underwriting expenses	161.9	78.7	28.9	269.5

Underwriting profit (loss)(1)	$116.5	$4.7	$(3.5)	$117.7

Loss ratio(2):
Current year (excluding catastrophe losses)	51.4%	51.6%	75.8%	54.5%
Current year catastrophe losses	6.6%	2.8%	- %	5.0%
Prior years	(7.1%)	(1.8%)	- %	(5.2%)

Total net loss and LAE	50.9%	52.6%	75.8%	54.3%
Expense ratio(3)	28.5%	44.8%	27.6%	31.8%

Combined ratio(4)	79.4%	97.4%	103.4%	86.1%

Nine Months Ended September 30, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions, except ratios)
Gross premiums written	$883.4	$176.3	$73.9	$1,133.6
Net premiums written	601.1	163.8	73.1	838.0

Net premiums earned	607.0	149.9	70.7	827.6
Net loss and LAE:
Current year (excluding catastrophe losses)	316.5	80.9	54.3	451.7
Current year catastrophe losses	17.8	3.7	-	21.5
Prior years	(13.5)	3.5	-	(10.0)

Total net loss and LAE	320.8	88.1	54.3	463.2
Commissions, brokerage and other underwriting expenses	165.9	68.5	27.5	261.9

Underwriting profit (loss)(1)	$120.3	$(6.7)	$(11.1)	$102.5

Loss ratio(2):
Current year (excluding catastrophe losses)	52.2%	54.0%	76.8%	54.6%
Current year catastrophe losses	2.9%	2.5%	- %	2.6%
Prior years	(2.2%)	2.3%	- %	(1.2%)

Total net loss and LAE	52.9%	58.8%	76.8%	56.0%
Expense ratio(3)	27.3%	45.7%	38.8%	31.6%

Combined ratio(4)	80.2%	104.5%	115.6%	87.6%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$243.7	$255.5	(4.6%)	$808.3	$883.4	(8.5%)
Net premiums written	168.3	176.8	(4.8%)	566.3	601.1	(5.8%)

Net premiums earned	186.8	202.4	(7.7%)	567.4	607.0	(6.5%)

CapSpecialty
Premiums written:
Gross premiums written	$68.5	$60.5	13.2%	$201.5	$176.3	14.3%
Net premiums written	64.4	55.2	16.7%	189.0	163.8	15.4%

Net premiums earned	61.6	52.4	17.6%	175.8	149.9	17.3%

PacificComp
Premiums written:
Gross premiums written	$37.8	$28.3	33.6%	$105.9	$73.9	43.3%
Net premiums written	37.1	28.1	32.0%	104.5	73.1	43.0%

Net premiums earned	35.7	27.4	30.3%	104.9	70.7	48.4%

Total
Premiums written:
Gross premiums written	$350.0	$344.3	1.7%	$1,115.7	$1,133.6	(1.6%)
Net premiums written	269.8	260.1	3.7%	859.8	838.0	2.6%

Net premiums earned	284.1	282.2	0.7%	848.1	827.6	2.5%

RSUI. The decreases in gross premiums written in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect declines in the property line of business and, to a lesser extent, declines in RSUI’s other lines of business, all due to an increase in competition and a reduction in pricing.

The decreases in net premiums earned in the third quarter and first nine months of 2016 from the corresponding 2015 periods reflect decreases in gross premiums written in recent quarters, partially offset by a decrease in ceded premiums earned due to the reduction in property premiums ceded.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect strong growth in the professional, environmental and construction lines of business and, to a lesser extent, an increase in the surety lines of business in the first nine months of 2016.

The increases in net premiums earned in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect increases in gross premiums written in recent quarters.

PacificComp. The increases in gross premiums written and net premiums earned in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in desirable segments of the California workers’ compensation market.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	($ in millions, except ratios)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$102.6	$105.0	(2.3%)	$291.9	$316.5	(7.8%)
Current year catastrophe losses	8.7	4.2	107.1%	37.6	17.8	111.2%
Prior years	(16.5)	(3.5)	371.4%	(40.5)	(13.5)	200.0%

Total net loss and LAE	$94.8	$105.7	(10.3%)	$289.0	$320.8	(9.9%)

Loss ratio:
Current year (excluding catastrophe losses)	54.9%	51.8%		51.4%	52.2%
Current year catastrophe losses	4.7%	2.1%		6.6%	2.9%
Prior years	(8.8%)	(1.7%)		(7.1%)	(2.2%)

Total net loss and LAE	50.8%	52.2%		50.9%	52.9%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$33.6	$29.2	15.1%	$90.6	$80.9	12.0%
Current year catastrophe losses	1.8	0.9	100.0%	5.0	3.7	35.1%
Prior years	(0.9)	(0.4)	125.0%	(3.2)	3.5	(191.4%)

Total net loss and LAE	$34.5	$29.7	16.2%	$92.4	$88.1	4.9%

Loss ratio:
Current year (excluding catastrophe losses)	54.6%	55.8%		51.6%	54.0%
Current year catastrophe losses	2.9%	1.7%		2.8%	2.5%
Prior years	(1.5%)	(0.8%)		(1.8%)	2.3%

Total net loss and LAE	56.0%	56.7%		52.6%	58.8%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$27.1	$20.7	30.9%	$79.5	$54.3	46.4%
Current year catastrophe losses	-	-	–	-	-	–
Prior years	-	-	–	-	-	–

Total net loss and LAE	$27.1	$20.7	30.9%	$79.5	$54.3	46.4%

Loss ratio:
Current year (excluding catastrophe losses)	76.0%	75.8%		75.8%	76.8%
Current year catastrophe losses	- %	- %		- %	- %
Prior years	- %	- %		- %	- %

Total net loss and LAE	76.0%	75.8%		75.8%	76.8%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$163.3	$154.9	5.4%	$462.0	$451.7	2.3%
Current year catastrophe losses	10.5	5.1	105.9%	42.6	21.5	98.1%
Prior years	(17.4)	(3.9)	346.2%	(43.7)	(10.0)	337.0%

Total net loss and LAE	$156.4	$156.1	0.2%	$460.9	$463.2	(0.5%)

Loss ratio:
Current year (excluding catastrophe losses)	57.5%	54.9%		54.5%	54.6%
Current year catastrophe losses	3.7%	1.8%		5.0%	2.6%
Prior years	(6.1%)	(1.4%)		(5.2%)	(1.2%)

Total net loss and LAE	55.1%	55.3%		54.3%	56.0%

RSUI. The decreases in net loss and LAE in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect increases in favorable prior accident year development on loss reserves and the impact of lower net premiums earned, partially offset by higher catastrophe losses.

Catastrophe losses in the third quarter of 2016 primarily reflect losses from flooding and severe weather primarily in the State of Louisiana and the Midwestern U.S. Catastrophe losses in the first nine months of 2016 also reflect losses from flooding and severe weather primarily in the State of Texas in April and May and, to a lesser extent, losses from wildfires in Alberta, Canada in May. Catastrophe losses for the third quarter and first nine months of 2015 primarily reflect the impact of several occurrences of severe weather in the Southeastern and Midwestern U.S.

Net loss and LAE in the third quarter and first nine months of 2016 and 2015 include (favorable) unfavorable prior accident year development on loss reserves as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	($ in millions)
Casualty	$(11.9)	(1)	$1.7(	2)	$(32.1)	(1)	$(5.3)	(3)
Property and other	(4.6)	(4)	(5.2)	(5)	(8.4)	(4)	(8.2)	(5)

Total	$(16.5)		$(3.5)		$(40.5)		$(13.5)

(1)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(2)	Primarily reflects unfavorable prior accident year development on loss reserves in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years, partially offset by favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years.
(3)	Primarily reflects favorable prior accident year development on loss reserves in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year development in the directors’ and officers’ liability line of business related to the 2011 through 2014 accident years.
(4)	Primarily reflects favorable prior accident year development on loss reserves in the non-catastrophe property lines of business in recent accident years.
(5)	Primarily reflects favorable prior accident year development of $4.1 million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year development on loss reserves related to unallocated LAE reserves.

The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year development on loss reserves in the third quarter and first nine months of 2016 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2016.

CapSpecialty. The increase in net loss and LAE in the third quarter of 2016 from the third quarter of 2015 primarily reflects the impact of higher net premiums earned. The increase in net loss and LAE in the first nine months of 2016 from the first nine months of 2015 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year development on loss reserves in the first nine months of 2016 compared with unfavorable prior accident year development on loss reserves in the first nine months of 2015.

Net loss and LAE in the third quarter of 2016 includes favorable prior accident year development on loss reserves primarily in the surety lines of business principally related to the 2015 accident year. The favorable prior accident year development on loss reserves in the third quarter of 2016 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the third quarter of 2015 includes favorable prior accident year development on loss reserves primarily in certain specialty classes of business written through a program administrator in connection with a terminated program, or the “Terminated Program,” related to the 2009 and 2010 accident years and, to a lesser extent, the surety lines of business, partially offset by unfavorable prior accident year development in the casualty lines of business primarily related to the 2012 through 2014 accident years.

Net loss and LAE in the first nine months of 2016 includes favorable prior accident year development on loss reserves primarily related to CapSpecialty’s legacy asbestos-related illness and environmental impairment liabilities and the surety lines of business. The favorable prior accident year development on loss reserves in the first nine months of 2016 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first nine months of 2015 includes unfavorable prior accident year development on loss reserves primarily in the casualty lines of business related to the 2012 through 2014 accident years, partially offset by favorable prior accident year development related to the Terminated Program from the 2009 and 2010 accident years and, to a lesser extent, the surety lines of business.

PacificComp. The increases in net loss and LAE in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended September 30,		Percent Change		Nine Months Ended September 30,		Percent Change
	2016	2015			2016	2015
	($ in millions, except ratios)
RSUI
Commissions, brokerage and other underwriting expenses	$53.9	$55.4	(2.7%	)	$161.9	$165.9	(2.4%	)

Expense ratio	28.9%	27.4%			28.5%	27.3%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$26.4	$24.0	10.0%		$78.7	$68.5	14.9%

Expense ratio	42.9%	45.8%			44.8%	45.7%

PacificComp
Commissions, brokerage and other underwriting expenses	$9.6	$9.3	3.2%		$28.9	$27.5	5.1%

Expense ratio	26.9%	33.6%			27.6%	38.8%

Total
Commissions, brokerage and other underwriting expenses	$89.9	$88.7	1.4%		$269.5	$261.9	2.9%

Expense ratio	31.7%	31.4%			31.8%	31.6%

RSUI. The decreases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of lower net premiums earned.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the impact of higher net premiums earned, partially offset by the deferral of certain acquisition costs for new business commencing in 2016.

Insurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the insurance segment.

	Three Months Ended September 30,		Percent Change		Nine Months Ended September 30,		Percent Change
	2016	2015			2016	2015
	($ in millions, except ratios)
RSUI
Underwriting profit	$38.1	$41.3	(7.7%	)	$116.5	$120.3	(3.2%	)

Combined ratio	79.7%	79.6%			79.4%	80.2%

CapSpecialty
Underwriting profit (loss)	$0.7	$(1.3)	(153.8%	)	$4.7	$(6.7)	(170.1%	)

Combined ratio	98.9%	102.5%			97.4%	104.5%

PacificComp
Underwriting (loss)	$(1.0)	$(2.6)	(61.5%	)	$(3.5)	$(11.1)	(68.5%	)

Combined ratio	102.9%	109.4%			103.4%	115.6%

Total
Underwriting profit	$37.8	$37.4	1.1%		$117.7	$102.5	14.8%

Combined ratio	86.8%	86.7%			86.1%	87.6%

RSUI. The decreases in underwriting profit in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect higher catastrophe losses and the impact of lower net premiums earned, partially offset by increases in favorable prior accident year development on loss reserves, all as discussed above.

CapSpecialty. The underwriting profit in the third quarter of 2016 compared with an underwriting loss in the third quarter of 2015 primarily reflects the impact of higher net premiums earned, as discussed above. The underwriting profit in the first nine months of 2016 compared with an underwriting loss in the first nine months of 2015 primarily reflects favorable prior accident year development on loss reserves in the first nine months of 2016, compared with unfavorable prior accident year development on loss reserves in the first nine months of 2015, and the impact of higher net premiums earned, all as discussed above.

PacificComp. PacificComp reported underwriting losses in the third quarter and first nine months of both 2016 and 2015, primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The decreases in underwriting losses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the beneficial impact of growing net premiums earned, as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended September 30,		Percent Change		Nine Months Ended September 30,		Percent Change
	2016	2015			2016	2015
	($ in millions)
Net investment income	$118.7	$113.4	4.7%		$326.4	$327.4	(0.3%	)
Net realized capital gains	27.1	28.2	(3.9%	)	107.6	163.2	(34.1%	)
Other than temporary impairment losses	(11.7)	(44.3)	(73.6%	)	(38.2)	(103.9)	(63.2%	)

Net Investment Income. The increase in net investment income in the third quarter of 2016 from the third quarter of 2015 primarily reflects higher interest income from funds withheld by cedants.

The decrease in net investment income in the first nine months of 2016 from the first nine months of 2015 primarily reflects lower earnings from partnership investments and equity-method investments included in other invested assets, partially offset by higher interest income from funds withheld by cedants.

Net Realized Capital Gains. The decrease in net realized capital gains in the first nine months of 2016 from the first nine months of 2015 primarily reflects lower gains from the sales of equity securities. Realized capital gains from equity securities for the first nine months of 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

Other Than Temporary Impairment Losses.

OTTI losses in the first nine months of 2016 reflect $38.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $38.2 million of OTTI losses, $16.6 million related to equity securities, primarily in the retail, financial services, technology and chemical sectors, and $21.6 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $38.2 million of OTTI losses, $11.7 million was incurred in the third quarter of 2016.

OTTI losses in the first nine months of 2015 reflect $103.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $103.9 million of OTTI losses, $98.9 million related to equity securities, primarily in the airline, energy, gaming, pharmaceuticals and mining sectors, and $5.0 million related to debt securities, primarily in the energy and finance sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, the duration of the decline in the fair value of equity securities relative to their costs. Of the $103.9 million of OTTI losses, $44.3 million was incurred in the third quarter of 2015.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of September 30, 2016.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS and Jazwares; (ii) oil and gas operations, conducted through SORC and including Alleghany Capital’s investment in ORX Exploration, Inc. (“ORX”); and (iii) corporate operations and investments at the Alleghany Capital level. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

In the second quarter of 2016, Alleghany Capital’s equity interest in ORX was reduced from approximately 40 percent to approximately 15 percent pursuant to an ORX recapitalization. ORX continues to be accounted for under the equity method of accounting.

The results of Alleghany Capital for the three and nine months ended September 30, 2016 and 2015 are presented below.

	Three Months Ended September 30,
	2016				2015
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$-	$-	$-	$-	$3.6	$(1.6)	$1.6	$3.6
Net realized capital gains	0.1	-	-	0.1	0.1	-	-	0.1
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	216.7	2.4	(0.5)	218.6	42.7	2.0	-	44.7
Other operating expenses	192.9	9.3	1.4	203.6	39.3	9.8	2.0	51.1
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	6.7	-	-	6.7	0.1	-	-	0.1
Interest expense	0.5	-	0.1	0.6	0.2	-	-	0.2

Earnings (losses) before income taxes	$16.7	$(6.9)	$(2.0)	$7.8	$6.8	$(9.4)	$(0.4)	$(3.0)

Adjusted EBITDA(1)	$25.6	$(3.4)	$(1.9)	$20.3	$7.6	$(6.9)	$(0.4)	$0.3
Less: depreciation expense	(1.8)	(3.5)	-	(5.3)	(0.6)	(2.3)	-	(2.9)
Less: amortization of intangible assets	(6.7)	-	-	(6.7)	(0.1)	-	-	(0.1)
Less: Interest expense	(0.5)	-	(0.1)	(0.6)	(0.2)	-	-	(0.2)
Add: net realized capital gains	0.1	-	-	0.1	0.1	-	-	0.1
Adjustments to equity in earnings of Jazwares and ORX	-	-	-	-	-	(0.2)	-	(0.2)

Earnings (losses) before income taxes	$16.7	$(6.9)	$(2.0)	$7.8	$6.8	$(9.4)	$(0.4)	$(3.0)

	Nine Months Ended September 30,
	2016				2015
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.2	$-	$(0.2)	$-	$8.2	$(6.3)	$1.5	$3.4
Net realized capital gains	(0.2)	-	13.2	13.0	0.1	-	-	0.1
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	511.0	6.8	(0.5)	517.3	115.7	6.1	-	121.8
Other operating expenses	474.6	27.6	5.8	508.0	105.8	26.4	5.4	137.6
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	16.9	-	-	16.9	0.3	-	-	0.3
Interest expense	1.1	-	0.1	1.2	0.9	0.1	-	1.0

Earnings (losses) before income taxes	$18.4	$(20.8)	$6.6	$4.2	$17.0	$(26.7)	$(3.9)	$(13.6)

Adjusted EBITDA(1)	$41.5	$(10.1)	$(6.5)	$24.9	$20.8	$(19.9)	$(3.9)	$(3.0)
Less: depreciation expense	(4.9)	(10.7)	-	(15.6)	(2.6)	(6.0)	-	(8.6)
Less: amortization of intangible assets	(16.9)	-	-	(16.9)	(0.3)	-	-	(0.3)
Less: Interest expense	(1.1)	-	(0.1)	(1.2)	(0.9)	(0.1)	-	(1.0)
Add: net realized capital gains	(0.2)	-	13.2	13.0	0.1	-	-	0.1
Adjustments to equity in earnings of Jazwares and ORX	-	-	-	-	(0.1)	(0.7)	-	(0.8)

Earnings (losses) before income taxes	$18.4	$(20.8)	$6.6	$4.2	$17.0	$(26.7)	$(3.9)	$(13.6)

(1)	Adjusted EBITDA is a “non-GAAP financial measure” for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense; (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment; and (vi) income taxes. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

The changes in Alleghany Capital’s equity for the three and nine months ended September 30, 2016 are summarized as follows:

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Mfg. & Svcs	Oil & Gas	Corp. & other	Total	Mfg. & Svcs	Oil & Gas	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$445.3	$214.1	$(22.3)	$637.1	$275.8	$206.0	$16.4	$498.2
Earnings (losses) before income taxes	16.7	(6.9)	(2.0)	7.8	18.4	(20.8)	6.6	4.2
Income taxes(1)	(0.7)	2.4	(2.5)	(0.8)	-	7.3	(5.8)	1.5
Capital contributions (dividends or returns of capital)(2)	(8.8)	8.1	7.2	6.5	158.3	25.2	(36.8)	146.7

Equity, end of period	$452.5	$217.7	$(19.6)	$650.6	$452.5	$217.7	$(19.6)	$650.6

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level.
(2)	Includes for the nine months ended September 30, 2016 the purchase of an additional 50 percent of Jazwares’ outstanding equity on April 15, 2016.

Net investment income. The decreases in net investment income in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect a cessation of equity method income from Jazwares upon our acquisition of a majority interest on April 15, 2016, partially offset by the absence of losses from ORX in the first nine months of 2016.

Net realized capital gains. Net realized capital gains in the first nine months of 2016 primarily reflect a gain of $13.2 million recognized by Alleghany Capital on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value, or the “Jazwares Remeasurement Gain.”

Other revenue and Other operating expenses. The increases in other revenue and other operating expenses in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the acquisition of IPS on October 31, 2015, the inclusion of Jazwares in our consolidated results as of April 15, 2016 and, to a lesser extent, growth at Kentucky Trailer.

Amortization of intangible assets. The increases in amortization of intangible assets in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect the amortization of intangible assets from the acquisition of IPS and Jazwares.

Earnings (losses) before income taxes. Earnings before income taxes in the third quarter and first nine months of 2016 compared with losses before income taxes in the third quarter and first nine months of 2015 primarily reflect the acquisitions of IPS and Jazwares, and growth at Kentucky Trailer, as discussed above. In addition, the first nine months of 2016 includes the $13.2 million Jazwares Remeasurement Gain, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table summarizes the results for corporate activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)

Net premiums earned	$-	$-	$-	$-
Net investment income	1.9	1.2	5.9	3.8
Net realized capital gains	-	0.9	(3.5)	(4.8)
Other than temporary impairment losses	-	(8.4)	-	(8.4)
Other revenue	6.1	0.3	6.7	0.7

Total revenues	8.0	(6.0)	9.1	(8.7)

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	1.2	0.7	2.4	1.9
Corporate administration	10.4	10.7	33.0	32.8
Amortization of intangible assets	-	-	-	-
Interest expense	13.3	12.9	39.6	39.1

Losses before income taxes	$(16.9)	$(30.3)	$(65.9)	$(82.5)

Net investment income. The increases in net investment income in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect higher dividend income and income from other invested assets.

Net realized capital gains. Net realized capital losses in the first nine months of 2016 primarily reflect the sale at a loss of equity securities in the health care sector. Net realized capital losses in the first nine months of 2015 primarily reflect the sale at a loss of equity securities in the energy sector.

Other than temporary impairment losses. OTTI losses in the third quarter and nine months ended September 30, 2015 reflect $8.4 million of unrealized losses related to equity securities held at the Alleghany parent company that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Other revenue. The increases in other revenue in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect a gain on the sale of a retail shopping center by Alleghany Properties in July 2016.

Losses before income taxes. The decreases in losses before income taxes in the third quarter and first nine months of 2016 from the corresponding 2015 periods primarily reflect increases in other revenues and the OTTI losses that were incurred in the third quarter and first nine months of 2015, all as explained above.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance segments on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for incurred but not reported) and LAE.

	As of September 30, 2016			As of December 31, 2015
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment:
Property	$1,004.7	$(117.3)	$887.4	$884.7	$(131.9)	$752.8
Casualty & other(1)	7,368.1	(214.5)	7,153.6	7,283.5	(200.2)	7,083.3

	8,372.8	(331.8)	8,041.0	8,168.2	(332.1)	7,836.1

Insurance Segment:
Property	273.9	(111.9)	162.0	285.9	(118.7)	167.2
Casualty(2)	2,048.7	(692.3)	1,356.4	2,033.0	(698.9)	1,334.1
Workers’ compensation	237.6	(2.9)	234.7	190.1	(2.9)	187.2
All other(3)	190.8	(84.6)	106.2	192.9	(87.6)	105.3

	2,751.0	(891.7)	1,859.3	2,701.9	(908.1)	1,793.8

Eliminations	(65.7)	65.7	-	(70.9)	70.9	-

Total	$11,058.1	$(1,157.8)	$9,900.3	$10,799.2	$(1,169.3)	$9,629.9

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between September 30, 2016 and December 31, 2015. Gross and net loss and LAE reserves as of September 30, 2016 increased from December 31, 2015, primarily reflecting an increase in our reinsurance segment loss and LAE reserves. The increase in gross and net loss and LAE reserves at our reinsurance segment primarily reflects the impact of higher net premiums earned and catastrophe losses, partially offset by favorable prior accident year development on loss reserves, as discussed above.

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

As of September 30, 2016, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,208.3 million, consisting of $1,157.8 million of ceded outstanding loss and LAE and $50.5 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2015 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

Information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2016 is as follows:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$131.0	10.8%
PartnerRe Ltd	A (Excellent)	110.4	9.1%
Chubb Corporation	A++ (Superior)	96.6	8.0%
W.R. Berkley Corporation	A+ (Superior)	90.4	7.5%
RenaissanceRe Holdings Ltd	A+ (Superior)	89.8	7.4%
Syndicates at Lloyd’s of London	A (Excellent)	84.1	7.0%
Allianz SE	A+ (Superior)	82.4	6.8%
Allied World Assurance Company Holdings, AG	A (Excellent)	53.0	4.4%
Fairfax Financial Holdings Ltd	A (Excellent)	45.2	3.7%
Hannover Ruck SE	A+ (Superior)	41.0	3.4%
All other reinsurers		384.4	31.9%

Total reinsurance recoverables(3)		$1,208.3	100.0%

Secured reinsurance recoverables(4)		$204.6	16.9%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc., or “A.M. Best,” financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Approximately 94 percent of our reinsurance recoverables balance as of September 30, 2016 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of September 30, 2016.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2015 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2016, we held total marketable securities and cash of $948.7 million, compared with $821.3 million as of December 31, 2015. The increase in the nine months ended September 30, 2016 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, capital contributions to Alleghany Capital for the additional investment in Jazwares, and our investment in certain private equity investments. The $948.7 million is comprised of $395.3 million at the Alleghany parent company, $461.1 million at AIHL and $92.3 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies.

We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2016.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.1 billion as of September 30, 2016, compared with approximately $7.6 billion as of December 31, 2015. The increase in stockholders’ equity in the first nine months of 2016 primarily reflects net earnings and an increase in unrealized appreciation on our debt securities portfolio, partially offset by repurchases of our common stock. The increase in unrealized appreciation on our debt securities portfolio is due to a decrease in longer-term interest rates that occurred in the first nine months of 2016. As of September 30, 2016, we had 15,434,629 shares of our common stock outstanding, compared with 15,544,077 shares of our common stock outstanding as of December 31, 2015.

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

On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of its 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes.” On December 14, 2015, the remaining $367.0 million outstanding aggregate principal amount of TransRe’s 2015 Senior Notes matured and was repaid. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K for additional information on the senior notes.

Credit Agreement. On October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement in the nine months ended September 30, 2016 and there were no outstanding borrowings under the Credit Agreement as of September 30, 2016. See Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K for additional information on the Credit Agreement.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of shares of common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In November 2015, our Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, we repurchased shares of our common stock in the three and nine months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares repurchased	4,621	324,661	117,721	412,844
Costs of shares repurchased (in millions)	$2.4	$152.0	$55.7	$192.5
Average price per share repurchased	$517.40	$468.11	$472.97	$466.33

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of September 30, 2016, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $230.8 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time, at our discretion. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets, and we account for our investment using the equity method of accounting. As of September 30, 2016, AIHL’s carrying value in Ares was $220.7 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of September 30, 2016, the carrying value of our commercial loan portfolio was $514.9 million, representing the unpaid principal balance on the loans. As of September 30, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years and the principal amount of the loans were no more than approximately two-thirds of each property’s appraised value at the time the loan was made.

Energy Holdings. As of September 30, 2016, we had holdings in energy sector businesses of $773.9 million, comprised of $274.2 million of debt securities, $282.0 million of equity securities and $217.7 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2016.

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

On August 19, 2016, A.M. Best upgraded TransRe’s primary operating companies’ financial strength ratings to A+ (Superior) from A (Excellent) and upgraded TransRe’s issuer credit rating to “a-” from “bbb+.”

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through September 30, 2016, we have invested $269.2 million in SORC, of which $125.2 million was invested in SORC’s acquisition of certain legacy oil fields for the sole purpose of applying enhanced oil recovery techniques. After completing construction of its underground facility in 2014, SORC commenced its drilling program in 2015. The drilling program, however, was delayed by third-party equipment problems that have since been corrected as well as a longer than expected trial-and-error process determining the optimum well completion technique for the reservoir, and to address a lack of vertical permeability in the reservoir formation. We have engaged a third party petroleum engineering firm to provide us with an assessment of our oil-recovery prospects, which will be considered by us in our asset impairment assessments as of year-end 2016.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. As of September 30, 2016, this includes $41.5 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $33.0 million of borrowings by Jazwares under its available credit facility and $4.5 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital, and they are classified as a component of other liabilities on Alleghany’s consolidated balance sheets.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2016 and December 31, 2015 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2016. As of September 30, 2016, the ratings of our debt securities portfolio were as follows:

	Ratings as of September 30, 2016
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,222.5	$-	$-	$-	$1,222.5
Municipal bonds	672.5	2,967.9	815.9	26.9	1.7	4,484.9
Foreign government obligations	562.6	318.0	224.5	6.1	-	1,111.2
U.S. corporate bonds	7.0	134.4	535.8	907.7	514.0	2,098.9
Foreign corporate bonds	157.9	142.2	522.5	285.6	72.4	1,180.6
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	35.0	1,124.5	0.1	1.0	9.2	1,169.8
Commercial mortgage-backed securities (“CMBS”)	323.7	353.1	72.2	86.4	1.9	837.3
Other asset-backed securities	832.7	143.1	258.0	293.9	3.6	1,531.3

Total debt securities	$2,591.4	$6,405.7	$2,429.0	$1,607.6	$602.8	$13,636.5

Percentage of debt securities	19.0%	47.0%	17.8%	11.8%	4.4%	100.0%

(1)	Consists of $291.6 million of securities rated BB / Ba, $178.0 million of securities rated B, $49.6 million of securities rated CCC, $0.9 million of securities rated CC, $3.9 million of securities rated below CC and $78.8 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of September 30, 2016, our debt securities portfolio had an effective duration of approximately 4.6 years compared with 4.6 years as of December 31, 2015. As of September 30, 2016, approximately $3.5 billion, or 25.6 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.5 billion as of September 30, 2016 from approximately $17.8 billion as of December 31, 2015, primarily reflecting cash flows from operating activities and the impact of an increase in unrealized appreciation on our debt securities portfolio, partially offset by our acquisition of Jazwares and the impact of repurchases of our common stock. The increase in unrealized appreciation on our debt securities portfolio is due to a decrease in longer-term interest rates that occurred in the first nine months of 2016.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,399.0	$17,399.0	$17,007.6	$ 17,007.6

Liabilities
Senior Notes(2)	$1,383.7	$1,567.4	$1,383.1	$ 1,488.7

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K for additional information on the senior notes.

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition and, as such, little or no weight is given to that transaction as an indicator of fair value.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2016 and December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2016
Equity securities:
Common stock	$2,975.0	$3.5	$4.9	$2,983.4
Preferred stock	-	-	-	-

Total equity securities	2,975.0	3.5	4.9	2,983.4

Debt securities:
U.S. Government obligations	-	1,222.5	-	1,222.5
Municipal bonds	-	4,484.9	-	4,484.9
Foreign government obligations	-	1,111.2	-	1,111.2
U.S. corporate bonds	-	2,024.6	74.3	2,098.9
Foreign corporate bonds	-	1,178.7	1.9	1,180.6
Mortgage and asset-backed securities:
RMBS(1)	-	1,163.8	6.0	1,169.8
CMBS	-	825.1	12.2	837.3
Other asset-backed securities(2)	-	623.2	908.1	1,531.3

Total debt securities	-	12,634.0	1,002.5	13,636.5
Short-term investments	-	752.4	-	752.4
Other invested assets(3)	-	-	26.7	26.7

Total investments (excluding equity method investments and loans)	$2,975.0	$13,389.9	$1,034.1	$17,399.0

Senior Notes	$-	$1,567.4	$-	$1,567.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes	$-	$1,488.7	$-	$1,488.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $904.5 million and $946.7 million of collateralized loan obligations as of September 30, 2016 and December 31, 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2016, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$19.3	$-	$0.5	$-	$105.9	$170.2	$93.9	$69.7	$459.5	$17.0	$476.5
California	9.7	42.8	-	14.8	1.4	28.4	107.0	2.7	206.8	95.4	302.2
Texas	19.4	-	-	-	27.4	81.8	71.6	-	200.2	89.3	289.5
Massachusetts	11.4	20.0	-	-	36.1	45.4	41.8	0.7	155.4	127.2	282.6
Ohio	46.8	5.0	0.2	1.6	1.6	1.8	93.7	2.3	153.0	65.5	218.5
Washington	1.2	-	-	-	14.2	9.0	76.2	3.6	104.2	72.3	176.5
Arizona	4.7	29.0	-	0.5	14.8	-	66.1	34.5	149.6	-	149.6
North Carolina	19.9	27.1	4.2	-	-	0.6	6.4	15.1	73.3	73.5	146.8
District of Columbia	-	-	-	-	74.1	41.0	8.0	-	123.1	10.0	133.1
Colorado	23.1	14.6	-	10.3	6.1	35.8	13.6	-	103.5	24.6	128.1
All other states	203.7	81.2	48.6	57.9	128.4	239.4	195.1	88.9	1,043.2	477.3	1,520.5

Total	$359.2	$219.7	$53.5	$85.1	$410.0	$653.4	$773.4	$217.5	$2,771.8	$1,052.1	3,823.9

Total advance refunded / escrowed maturity bonds											661.0

Total municipal bonds											$4,484.9

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

The sensitivity analyses presented below provide only a limited, point-in-time view of the market risk of our financial instruments. The actual impact of changes in market interest rates, equity market prices and foreign currency exchange rates may differ significantly from those shown in these sensitivity analyses. The sensitivity analyses are further limited because they do not consider any actions we could take in response to actual and/or anticipated changes in equity market prices, market interest rates or foreign currency exchange rates. In addition, these sensitivity analyses do not provide weight to risks relating to market issues such as liquidity and the credit worthiness of investments.

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of September 30, 2016 of our (i) consolidated debt securities and (ii) Senior Notes, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2016 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$14,790.1	$14,610.1	$14,244.7	$13,636.5	$13,017.4	$12,428.3	$11,877.4
Estimated change in fair value	1,153.6	973.6	608.2	-	(619.1)	(1,208.2)	(1,759.1)

Liabilities:
Senior Notes, fair value	$2,068.2	$1,892.8	$1,716.4	$1,567.4	$1,440.2	$1,330.9	$1,236.5
Estimated change in fair value	500.8	325.4	149.0	-	(127.2)	(236.5)	(330.9)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2016 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity

$ 2,983.4	20% Increase	$3,580.1	4.8%
	20% Decrease	$2,386.7	(4.8%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $342.7 million as of September 30, 2016.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. As of September 30, 2016, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of September 30, 2016 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 351.6(1)	20% Increase	$421.9	0.6%
	20% Decrease	$281.3	(0.6%)

(1)	Denotes a net asset position as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended September 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2015 Form 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended September 30, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July 31	-	$-	-	$394.2
August 1 to August 31	-	-	-	394.2
September 1 to September 30	4,621	517.40	4,621	391.8

Total	4,621	517.40	4,621

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: November 1, 2016	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Unaudited Consolidated Financial Statements.