Form 10-K
period 2016-12-31
ALLEGHANY CORP /DE
filed 2017-02-22
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9371

ALLEGHANY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	51-0283071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1411 Broadway, 34th Floor
New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

212-752-1356

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange

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

Yes   ☐                     No   ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,156,404,713 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 15, 2017, 15,412,743 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 28, 2017 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2016, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiary;

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc. and its subsidiary;

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates; and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather they are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

•	significant weather-related or other natural or man-made catastrophes and disasters;

•	the cyclical nature of the property and casualty reinsurance and insurance industries;

•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;

•	adverse loss development for events insured by our reinsurance and insurance subsidiaries in either the current year or prior years;

•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance subsidiaries;

•	the cost and availability of reinsurance;

•	the reliance by our reinsurance and insurance operating subsidiaries on a limited number of brokers;

•	legal, political, judicial and regulatory changes;

•	increases in the levels of risk retention by our reinsurance and insurance subsidiaries;

•	changes in the ratings assigned to our reinsurance and insurance subsidiaries;

•	claims development and the process of estimating reserves;

•	exposure to terrorist acts and acts of war;

•	the willingness and ability of our reinsurance and insurance subsidiaries’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance subsidiaries;

•	the uncertain nature of damage theories and loss amounts;

•	the loss of key personnel of our reinsurance or insurance operating subsidiaries;

•	fluctuation in foreign currency exchange rates;

•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;

•	the ability to make payments on, or repay or refinance, our debt;

•	risks inherent in international operations; and

•	difficult and volatile conditions in the global market.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in this Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of this Form 10-K.

PART I

Item 1. Business.

Overview

We are a Delaware corporation which owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through our wholly-owned subsidiary AIHL and its subsidiaries, we are engaged in the property and casualty insurance business. AIHL’s insurance operations are conducted by its subsidiaries RSUI, CapSpecialty and PacificComp. CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re, a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Our reinsurance operations commenced on March 6, 2012 when we consummated a merger with TransRe, and TransRe became one of our wholly-owned subsidiaries.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also source, execute, manage and monitor certain private capital investments primarily through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s investments are included in other activities for segment reporting purposes and include:

•	SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado;

•	Bourn & Koch, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois;

•	Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS, a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania; and

•	Jazwares, a toy and consumer electronics company, headquartered in Sunrise, Florida.

The results of IPS have been included in our consolidated results beginning with its acquisition by Alleghany Capital on October 31, 2015. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In addition, we own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties. We owned an approximately 15 percent equity interest in ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company, until we sold it on December 23, 2016. Our public equity investments are managed primarily through our wholly-owned subsidiary Roundwood.

As of December 31, 2016, we had total assets of $23.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.9 billion.

Our principal executive offices are located in leased office space at 1411 Broadway, 34th Floor, New York, New York, 10018, and our telephone number is (212) 752-1356. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, District of Columbia 20549. Our Financial Personnel Code of Ethics, Employee Code of Business Conduct and Ethics, Director Code of Business Conduct and Ethics, Code of Business Conduct and Ethics for our Business Partners, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS and Jazwares. Oil and gas operations are conducted through SORC, and also included Alleghany Capital’s investment in ORX until we sold it on December 23, 2016. ORX was accounted for under the equity method of accounting. The primary components of corporate activities are Alleghany Properties and other activities at the Alleghany parent company.

See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for an analysis of our underwriting results by segment and other activities, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

Reinsurance Segment

General. The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries.

TransRe, through its principal wholly-owned subsidiaries Transatlantic Reinsurance Company, or “TRC,” TransRe London Ltd., or “TRL,” and TransRe Zurich Ltd., or “TRZ,” offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis in both the domestic and foreign markets. TransRe is headquartered in New York, New York, with five other locations in the U.S. and has operations worldwide, including: Africa, Australia, Bermuda, Canada, five locations in Asia, three locations in Central and South America, and seven locations in the U.K. and Europe. TRC is licensed, accredited or authorized or can serve as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the U.K., the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the U.K. and TRZ is licensed as a reinsurer in Switzerland and Dubai.

The reinsurance segment is reported through two major product lines, “property” and “casualty & other.”

•	Property. TransRe’s principal lines of business within property include fire, allied lines, auto physical damage and homeowners multiple peril (which include property catastrophe risks). In 2016, property reinsurance accounted for approximately 35 percent of TransRe’s gross premiums written.

•	Casualty & other. TransRe’s principal lines of business within casualty & other include liability (including directors’ and officers’ liability, errors and omissions liability and general liability), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health, surety and credit. In 2016, casualty & other reinsurance accounted for approximately 65 percent of TransRe’s gross premiums written.

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

A ceding company’s reinsurance program may involve pro rata and excess-of-loss reinsurance on both a treaty and facultative basis. TransRe provides pro rata and excess-of-loss reinsurance for most major lines of business. Under pro rata reinsurance (also referred to as proportional or quota share reinsurance), the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion, and such proportional sharing of losses may be subject to a predetermined limit. As pro rata business is a proportional sharing of premiums and losses between the ceding company and the reinsurer, generally the underwriting results of such business more closely reflect the underwriting results of the business ceded than do the results of excess-of-loss business. In pro rata reinsurance, the reinsurer generally pays the ceding company a ceding commission, which is generally based on the ceding company’s cost of obtaining the business being reinsured, such as brokers’ and agents’ commissions, local taxes and administrative expenses. Under excess-of-loss reinsurance (also referred to as non-proportional reinsurance), the reinsurer indemnifies the ceding company for all or a portion of the losses in excess of a predetermined amount, usually up to a predetermined limit. Premiums paid by the ceding company to the reinsurer for excess-of-loss coverage are generally not proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. Often there is no ceding commission on excess-of-loss reinsurance and therefore the pricing mechanism used by reinsurers in those instances is a rate applicable to premiums of the individual policy or policies subject to the reinsurance agreement. Both pro rata and excess-of-loss reinsurance may provide for aggregate limits of indemnification.

In July 2016, TransRe entered into an initial five-year agreement with General Reinsurance Corporation, a wholly owned subsidiary of Berkshire Hathaway Inc., for TransRe to act as exclusive underwriting manager on behalf of General Reinsurance Corporation for U.S. and Canadian property and casualty treaty reinsurance business produced by brokers and intermediaries.

As of December 31, 2016, the statutory surplus of TRC was $4.8 billion, as determined in accordance with statutory accounting principles, or “SAP,” and the consolidated equity of TransRe was $5.2 billion, as determined in accordance with accounting principles generally accepted in the U.S., or “GAAP.”

Distribution. TransRe provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in both the domestic and foreign markets. In 2016, approximately 85 percent of TransRe’s gross premiums written were written through brokers with the balance written directly. In the reinsurance brokerage industry, brokers are engaged by the ceding companies to place reinsurance on their behalf. In 2016, companies controlled by Aon plc, TigerRisk Partners, LLC and Marsh & McLennan Companies, Inc. were TransRe’s largest brokerage sources of business, accounting for approximately 25 percent, 20 percent and 16 percent, respectively, of gross premiums written. The reinsurance brokerage industry is dominated by certain of these brokers. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

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

Ratings. TRC, TRL and TRZ are rated “A+” by Standard & Poor’s Ratings Services, or “S&P,” and A+ (Superior) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated A1 by Moody’s Investors Service Inc., or “Moody’s,” independent organizations that analyze the insurance industry and the financial positions of reinsurance and insurance companies. Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on pages 55 and 56 of this Form 10-K.

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

In 2016, property insurance accounted for approximately 33 percent, and casualty insurance accounted for approximately 67 percent, of AIHL’s gross premiums written.

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

RSUI writes business on an approved, non-admitted basis primarily through Landmark, a New Hampshire-domiciled insurer. Landmark, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2016, Landmark was approved to write business on a non-admitted basis in 50 states.

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

As of December 31, 2016, the statutory surplus of RIC was approximately $1.5 billion, the statutory surplus of Landmark was $228.8 million, the statutory surplus of Covington was $46.4 million, each as determined in accordance with SAP, and the consolidated equity of RSUI was $1.6 billion, as determined in accordance with GAAP.

Distribution. As of December 31, 2016, RSUI conducted its insurance business through approximately 104 independent wholesale insurance brokers located throughout the U.S. and 25 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent, and the size and experience of the agency, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority. RSUI has entered into underwriting authority arrangements with 25 managing general agents for small, specialized coverages. RSUI’s top five producing wholesale brokers accounted for approximately 68 percent of gross premiums written by RSUI in 2016. RSUI’s top two producing wholesale brokers, CRC Insurance Services, Inc. and AmWINS Group, Inc., accounted for, in the aggregate, approximately 43 percent of RSUI’s gross premiums written in 2016.

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

Ratings. RIC is rated A+ (Superior) by A.M. Best. Landmark and Covington are rated A+ (Superior) on a reinsured basis by A.M. Best, all three companies are rated “A” by S&P, and RIC and Landmark are rated A2 by Moody’s.

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

Effective January 1, 2014, CapSpecialty was recapitalized pursuant to a series of transactions which included the exchange by AIHL of its common stock in CapSpecialty for Series A Convertible Preferred Stock carrying a five percent preference, or the “Preferred Stock,” and the subsequent sale by AIHL to TransRe of 24.9 percent of the Preferred Stock for a cash purchase price based on CapSpecialty’s December 31, 2013 GAAP book value. At the same time, CapSpecialty reserved shares of restricted common stock, or the “Restricted Stock,” which are subordinate to the Preferred Stock, for issuance to the management of CapSpecialty pursuant to a restricted stock plan. To the extent all shares of Restricted Stock are vested and issued, the Restricted Stock will represent 20 percent of the value of CapSpecialty in excess of the Preferred Stock and its cumulative preference.

In the third quarter of 2015, AIHL Re and CapSpecialty (specifically, the insurance subsidiaries of CapSpecialty) entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re provides CapSpecialty with coverage primarily for adverse development on certain net loss and allocated loss adjustment expenses, or “LAE,” in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. See Note 5(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the reinsurance contract.

As of December 31, 2016, the statutory surplus of CIC was $234.2 million, which included the statutory surplus of CSIC of $55.4 million and the statutory surplus of Platte River of $43.4 million, each as determined in accordance with SAP. As of December 31, 2016, the consolidated equity of CapSpecialty was $319.5 million, as determined in accordance with GAAP.

Distribution. CapSpecialty conducts its insurance business through independent wholesale brokerage and retail agents and general insurance agents located throughout the U.S. As of December 31, 2016, CapSpecialty had approximately 123 independent wholesale brokerage and retail agents and 70 general agents licensed to write property and casualty and surety coverages, approximately 118 brokers specializing in professional liability coverages and approximately 271 independent agents licensed only to write surety coverages. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages, and non-contract surety products.

Underwriting. Elements of CapSpecialty’s underwriting process include prudent risk selection, appropriate pricing and coverage customization. All accounts are reviewed on an individual basis to determine underwriting acceptability. CapSpecialty is a subscriber to the Insurance Service Organization, or the “ISO,” and the Surety and Fidelity Association of America, or “SFAA,” insurance reference resources recognized by the insurance industry. CapSpecialty’s underwriting procedures, rates and contractual coverage obligations are based on procedures and data developed by the ISO for property and casualty lines and by the SFAA for surety lines. Underwriting acceptability is determined by type of business, claims experience, length of time in business and business experience, age and condition of premises occupied and financial stability. Information is obtained from, among other sources, agent applications, financial reports and on-site loss control surveys. If an account does not meet pre-determined acceptability parameters, coverage is declined. If an in-force policy becomes unprofitable due to extraordinary claims activity or inadequate premium levels, a non-renewal notice is issued in accordance with individual state statutes and rules.

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

As of December 31, 2016, the statutory surplus of PCIC was $111.7 million, as determined in accordance with SAP, and the consolidated equity of PacificComp was $118.6 million, as determined in accordance with GAAP. In 2016, we made capital a contribution to PacificComp of $24.0 million to provide additional capital support.

Rating. PCIC is rated A- (Excellent) by A.M. Best.

Reserves

Each of our reinsurance and insurance subsidiaries establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. The process of estimating these reserves is inherently difficult and involves a considerable degree of judgment, especially in view of changing legal and economic environments that impact loss reserve development. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, conditions and trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this Form 10-K for additional detail on our critical accounting estimates.

The following table shows changes in historical net loss and LAE reserves for our reinsurance and insurance subsidiaries for each year since 2006.

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

The lower portion of the table shows the re-estimated amount of the previously recorded net reserves for each year based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. In evaluating the information in the table, it should be noted that a reserve amount reported in any period includes the effect of any subsequent change in such reserve amount. For example, if a loss was first reserved in 2007 at $100,000 and was determined in 2016 to be $150,000, the $50,000 deficiency would be included in the Cumulative (Deficiency) Redundancy row shown below for the year 2007.

Conditions and trends that have affected development of the ultimate liability in the past may not be indicative of future developments. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on this table.

Changes in Historical Net Reserves for Loss and LAE

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
					($ in millions)
Net liability as of end of year	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9	$10,650.4	$10,307.8	$9,629.9	$9,851.0
Cumulative amount of net liability paid as of:
One year later	243.3	296.1	355.6	388.7	345.7	369.5	2,251.4	2,178.7	2,390.3	1,866.6
Two years later	421.7	515.0	659.5	642.2	616.4	623.9	3,867.7	4,023.1	3,776.8
Three years later	529.6	708.5	848.9	841.9	797.1	818.8	5,382.1	5,036.7
Four years later	648.6	820.6	990.1	976.2	934.7	916.1	6,143.0
Five years later	697.9	909.2	1,070.2	1,066.0	1,002.3	996.4
Six years later	732.3	963.7	1,135.0	1,118.4	1,058.6
Seven years later	766.2	1,011.5	1,172.6	1,167.6
Eight years later	794.9	1,036.7	1,208.1
Nine years later	805.8	1,059.8
Ten years later	822.9

Net liability re-estimated as of:
One year later	1,115.4	1,370.0	1,552.4	1,539.6	1,455.5	1,468.9	10,730.9	10,435.2	10,092.3	9,261.9
Two years later	1,047.9	1,341.9	1,526.5	1,506.7	1,457.2	1,498.5	10,522.6	10,253.4	9,798.9
Three years later	1,012.5	1,306.7	1,486.0	1,497.8	1,482.5	1,469.4	10,390.4	9,981.8
Four years later	976.7	1,263.2	1,465.4	1,502.7	1,447.7	1,413.3	10,161.3
Five years later	933.0	1,241.9	1,462.2	1,478.2	1,390.4	1,373.1
Six years later	919.2	1,240.3	1,439.2	1,436.1	1,358.1
Seven years later	919.7	1,224.0	1,407.9	1,405.1
Eight years later	911.3	1,201.1	1,379.7
Nine years later	898.3	1,178.6
Ten years later	878.3

Cumulative (deficiency) redundancy	$249.2	$234.3	$190.6	$168.2	$123.2	$108.1	$772.6	$668.6	$508.9	$368.0	$-

Gross liability-end of year	$2,228.9	$2,379.7	$2,578.6	$2,521.0	$2,328.7	$2,313.0	$12,239.8	$11,952.5	$11,597.2	$10,799.2	$11,087.2
Less: reinsurance recoverable	1,101.4	966.8	1,008.3	947.7	847.4	831.8	1,305.9	1,302.1	1,289.4	1,169.3	1,236.2

Net liability - end of year	$1,127.5	$1,412.9	$1,570.3	$1,573.3	$1,481.3	$1,481.2	$10,933.9	$10,650.4	$10,307.8	$9,629.9	$9,851.0

Gross re-estimated liability - latest	$1,805.1	$1,950.8	$2,224.2	$2,196.9	$2,102.5	$2,150.9	$11,560.0	$11,289.1	$11,075.7	$10,414.9	$11,087.2
Re-estimated recoverable - latest	926.8	772.2	844.5	791.8	744.4	777.8	1,398.7	1,307.3	1,276.8	1,153.0	1,236.2

Net re-estimated liability latest	$878.3	$1,178.6	$1,379.7	$1,405.1	$1,358.1	$1,373.1	$10,161.3	$9,981.8	$9,798.9	$9,261.9	$9,851.0

Gross cumulative (deficiency) redundancy	$423.8	$428.9	$354.4	$324.1	$226.2	$162.1	$679.8	$663.4	$521.5	$384.3	$-

The net cumulative redundancies since 2006 primarily reflect favorable prior year casualty loss reserve development at RSUI for the 2008 through 2015 years, and favorable prior year property and casualty loss reserve development at TransRe in the 2013 through 2015 years, partially offset by unfavorable prior year catastrophe-related loss reserve development at RSUI in the 2006 and 2007 years, unfavorable prior year loss reserve development at PacificComp in each year from 2008 through 2014, and net unfavorable prior year loss reserve development at CapSpecialty in each year from 2011 through 2013 related primarily to a discontinued line of business. Prior year loss reserve development is discussed on pages 101 through 103 of this Form 10-K. Supplemental information on incurred and paid loss and LAE development by segment can be found in Note 6(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The reconciliation between the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in our consolidated financial statements prepared in accordance with GAAP for the last three years is shown below:

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	As of December 31,
	2016	2015	2014
		($ in millions)
Statutory reserves	$9,339.8	$9,137.0	$9,886.9
Net reserves of non-U.S. subsidiaries(1)	511.2	492.9	420.9
Reinsurance recoverables(2)	1,236.2	1,169.3	1,289.4

GAAP reserves	$11,087.2	$10,799.2	$11,597.2

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the U.S.
(2)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K also include paid loss recoverables.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of our reinsurance and insurance subsidiaries for the last three years is shown below:

Reconciliation of Reserves for Loss and LAE

	Year Ended December 31,
	2016	2015	2014
		($ in millions)
Reserves as of January 1	$10,799.2	$11,597.2	$11,952.5
Less: reinsurance recoverables(1)	1,169.3	1,289.4	1,302.1

Net reserves as of January 1	9,629.9	10,307.8	10,650.4

Other adjustments	2.4	(1.9)	56.9(2)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,285.2	2,555.3	2,709.7
Prior years	(368.0)	(215.5)	(215.2)

Total incurred loss and LAE, net of reinsurance	2,917.2	2,339.8	2,494.5

Paid loss and LAE, net of reinsurance, related to:(3)
Current year	734.3	417.6	520.8
Prior years	1,866.5	2,390.4	2,178.1

Total paid loss and LAE, net of reinsurance	2,600.8	2,808.0	2,698.9

Foreign exchange effect	(97.7)	(207.8)	(195.1)

Net reserves as of December 31	9,851.0	9,629.9	10,307.8
Reinsurance recoverables as of December 31(1)	1,236.2	1,169.3	1,289.4

Reserves as of December 31	$11,087.2	$10,799.2	$11,597.2

(1)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves. Amounts reflected under the caption “Reinsurance recoverables” on our consolidated balance sheets set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K also include paid loss recoverables.
(2)	Represents reserves acquired in connection with a loss portfolio transfer transaction.
(3)	Includes paid losses, net of reinsurance, related to commutations.

Asbestos-Related Illness and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries’ reserves for loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which before TransRe’s entry into the Commutation Agreement, as defined below, represented the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves were adequate as of December 31, 2016.

On November 30, 2015, TransRe entered into a commutation and release agreement with AIG Property Casualty, Inc., National Indemnity Company and Resolute Management, Inc. with respect to certain reinsurance contracts, or the “Commutation Agreement,” including contracts covering asbestos-related illness and environmental impairment liabilities for 1986 and prior years, or the “Commuted A&E Liabilities.” Pursuant to the Commutation Agreement, TransRe made a settlement payment of $400.0 million in 2015 to terminate certain liabilities and obligations, including for the Commuted A&E Liabilities, which eliminated the vast majority of its asbestos-related illness and environmental impairment loss and LAE reserves. As a result of the Commutation Agreement, TransRe incurred $38.2 million ($24.8 million after-tax) of unfavorable prior accident year loss reserve development in the fourth quarter of 2015.

As of December 31, 2016 and 2015, gross and net loss and LAE reserves for asbestos-related illness and environmental impairment liabilities were as follows:

	December 31, 2016		December 31, 2015
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$165.7	$160.0	$174.9	$168.4
CapSpecialty	6.3	6.3	8.7	8.6

Total	$172.0	$166.3	$183.6	$177.0

As of December 31, 2016, the reserves for asbestos-related illness liabilities were approximately nine times the average paid claims for the prior three year period, compared with eight times as of December 31, 2015. As of December 31, 2016, the reserves for environmental impairment liabilities were approximately five times the average paid claims for the prior three year period, compared with five times as of December 31, 2015.

The reconciliation of the beginning and ending gross reserves for unpaid loss and LAE related to asbestos–related illness and environmental impairment claims of our reinsurance and insurance subsidiaries for the years 2014 through 2016 is shown below:

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	2016	2015	2014
	($ in millions)
Reserves as of January 1	$43.2	$444.3	$425.2
Loss and LAE incurred	8.6	80.0	58.2
Paid losses(1)	(4.6)	(481.1)	(39.1)

Reserves as of December 31	$47.2	$43.2	$444.3

Type of reserves
Case	$15.9	$13.0	$229.1
IBNR	31.3	30.2	215.2

Total	$47.2	$43.2	$444.3

(1)	Paid losses include commutations and legal settlements, as well as regular paid losses. Amounts for 2015 include amounts paid by TransRe pursuant to the Commutation Agreement for the Commuted A&E Liabilities.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2016	2015	2014
	($ in millions)
Reserves as of January 1	$140.4	$158.4	$169.0
Loss and LAE incurred	8.2	21.5	15.4
Paid losses(1)	(23.8)	(39.5)	(26.0)

Reserves as of December 31	$124.8	$140.4	$158.4

Type of reserves
Case	$34.0	$46.4	$38.7
IBNR	90.8	94.0	119.7

Total	$124.8	$140.4	$158.4

(1)	Paid losses include commutations and legal settlements as well as regular paid losses. Amounts for 2015 include amounts paid by TransRe pursuant to the Commutation Agreement for the Commuted A&E Liabilities.

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

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. As of December 31, 2016, the catastrophe reinsurance program consisted of three layers, with portions of the first and second layers placed on May 1, 2015 and May 1, 2016 and portions of the third layer placed on May 1, 2014 and May 1, 2016. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include the following expiration terms: approximately 34 percent of coverage limits, which originally expired on April 30, 2016 and was renewed May 1, 2016, currently expires on April 30, 2019; approximately 33 percent of coverage limits expire on April 30, 2017; and approximately 33 percent of coverage limits expire on April 30, 2018. The third layer of coverage originally expired on April 30, 2017. However, effective May 1, 2016, approximately 39 percent of the third layer of coverage was cancelled and replaced with the same coverage for a three year period expiring on April 30, 2019. The remaining coverage limits expire on April 30, 2017.

In addition, RSUI’s property per risk reinsurance program runs on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2016. On May 1, 2016, the property per risk program was renewed and the new program will expire on April 30, 2017. For the 2016 to 2017 period, RSUI’s property per risk reinsurance program provides coverage for $90.0 million of losses, subject to a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of surplus share treaties and facultative reinsurance.

With respect to potential losses arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended by the Terrorism Risk Insurance Extension Act of 2005, the Terrorism Risk Insurance Program Reauthorization Act of 2007 and the Terrorism Risk Insurance Program Reauthorization Act of 2015, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act fixes the insurer deductible at 20 percent of an insurer’s direct earned premium of the preceding calendar year. The Terrorism Act also initially fixed the federal share of compensation at 85 percent of insured losses that exceed insurer deductibles. As provided in the Terrorism Act, beginning on January 1, 2016, the federal share began to decrease by 1 percentage point per calendar year and will continue to decrease on that basis until the federal share is equal to 80 percent. The Terrorism Act is administered by the U.S. Secretary of the Treasury.

The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the U.S. (including in the U.S. territorial sea and the Outer Continental Shelf), at U.S. missions abroad or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against specified acts of terrorism, the Terrorism Act requires the U.S. federal government to reimburse such insurers for the federal share (83 percent, as of January 1, 2017) of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from the covered act of terrorism exceed $140.0 million for insured losses occurring in 2017, but no payment will be made for any portion of aggregate industry insured losses that exceeds $100.0 billion during a particular calendar year. The Terrorism Act program trigger gradually increases from $140.0 million to $200.0 million by 2020.

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

Approximately 3 percent of all policies and approximately 13 percent of property policies written by RSUI in 2016 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism and, as a result, RSUI is liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to potential Terrorism Act reimbursement.

We have established a Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of our reinsurance and insurance subsidiaries, who meet to track, analyze and manage the use of reinsurance by our reinsurance and insurance subsidiaries. The Reinsurance Security Committee considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by reinsurers. As of December 31, 2016, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,272.2 million, consisting of

$1,236.2 million of ceded outstanding loss and LAE and $36.0 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. Approximately 94 percent of our reinsurance recoverables balance as of December 31, 2016 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Our reinsurance and insurance subsidiaries had no allowance for uncollectible reinsurance as of December 31, 2016. Information related to concentration of reinsurance recoverables can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance Recoverables” of this Form 10-K and Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on pages 54 and 55 of this Form 10-K.

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

Our reinsurance and insurance subsidiaries compete with a large number of major U.S. and non-U.S. reinsurers and insurers in their selected lines of business, including regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. In our reinsurance segment, TransRe’s property and casualty businesses compete on a worldwide basis. In our insurance segment, RSUI’s property and casualty businesses, and CapSpecialty’s admitted property and casualty businesses and surety and non-admitted specialty businesses, compete on a national basis, and PacificComp’s workers’ compensation insurance business competes primarily in the State of California. Some of these competitors have significantly more premiums, capital and resources than our reinsurance and insurance subsidiaries.

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

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance business can be found on pages 53 and 54 of this Form 10-K.

Employees

As of December 31, 2016, we employed a total of 3,420 persons, as follows:

TransRe	609
AIHL and subsidiaries	830

Total reinsurance and insurance subsidiaries	1,439
Alleghany Capital and subsidiaries(1)	1,958
Other subsidiaries	6
Parent company	17

Total Alleghany and subsidiaries	3,420

(1)	Primarily related to IPS and Kentucky Trailer.

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

U.S. Regulation

Our reinsurance and insurance subsidiaries are regulated in all U.S. jurisdictions in which they are licensed to conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the market conduct and financial condition of reinsurers and insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. In addition, state insurance laws and regulations govern the business conduct of insurers, including marketing and sales practices and claims handling, and require the approval of nearly all rates, policy forms and related materials for lines of insurance. We anticipate that U.S jurisdictions will make some movement towards a harmonized regulatory environment at the state level through solvency regulation modernization efforts.

Through state “credit for reinsurance” laws, our reinsurance companies are indirectly subject to the effects of regulatory requirements imposed by the states in which their ceding insurers are domiciled and/or licensed. In general, an insurer that obtains reinsurance from a reinsurer that is licensed, accredited, authorized or approved by the state in which the insurer files statutory financial statements is permitted to take a credit on its statutory financial statements in an aggregate amount equal to all of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations. Additionally, certain states allow credit to be taken for the amount ceded to a non-U.S. reinsurer domiciled in a country recognized as a “qualified jurisdiction” (based upon an assessment of the strength of such jurisdiction’s supervisory structure) that is designated by the state as a “certified reinsurer.” In such instances the ceding company is permitted to take a credit on its statutory financial statements in an aggregate amount equal to all of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to the reinsurer, subject to certain limitations provided the reinsurer posts acceptable security in an amount that varies in proportion to the reinsurer’s ratings (A.M. Best, S&P, Moody’s and/or Fitch Ratings Inc., or “Fitch”). Finally, for reinsurance ceded to reinsurers that are not licensed, accredited, authorized, approved or certified in the ceding company’s jurisdiction, the reinsurer must agree to post 100 percent qualified security, either in the form of a deposit, trust or letter of credit, in order that the ceding insurer be allowed to take full credit on its statutory financial statements in an aggregate amount equal to all or a portion of the reinsurance recoverable on paid losses and the liabilities for unearned premiums and loss and LAE reserves ceded to such reinsurers.

As described in more detail below, in January 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced their successful completion of negotiations of a covered agreement with the European Union, or the “EU,” on matters including reinsurance collateral. Such covered agreement could potentially allow credit to be taken for reinsurance ceded to a non-U.S. reinsurer domiciled in an EU jurisdiction, without the need for such reinsurer to post 100 percent qualified security or to be designated by the state as a “certified reinsurer.” We cannot currently predict whether the covered agreement with the EU or any other covered agreements will be successfully adopted, and cannot currently estimate the impact of any adopted covered agreements on our business, financial condition or operating results.

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

Under the insurance holding company laws and regulations, our reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the lesser (or, in some jurisdictions, the greater) of (i) 10 percent of the statutory surplus of the reinsurer or insurer as of the end of the prior calendar year (or, in certain states, as of the end of the prior quarter) and (ii) net income during the prior calendar year (or, in certain states, the adjusted statutory net investment income). In addition, certain states where Alleghany’s reinsurance and insurance subsidiaries are domiciled prohibit a domestic insurance company from paying dividends except out of earned surplus.

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

Enterprise Risk and Other Amendments to the Model Holding Company Act and Regulation. As part of its initiative to update the U.S. insurance regulatory framework regarding solvency issues, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and credit for reinsurance, the National Association of Insurance Commissioners, or the “NAIC,” adopted in December 2010 amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Amended Model Act and Regulation.” The Amended Model Act and Regulation introduces, among other things, the concept of “enterprise” risk within an insurance holding company system. The Amended Model Act and Regulation imposes more extensive informational requirements on the ultimate controlling person of the reinsurer or insurer with the purpose of protecting such reinsurer or insurer from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the reinsurer or insurer that identifies the material risks within the insurance holding company system that could pose enterprise risk to the reinsurer or insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically the states in which our reinsurance and insurance subsidiaries are domiciled, for the new requirements to apply. As of December 31, 2016, the Amended Model Act and Regulation had been adopted in full or in part by all U.S. states.

Risk Management and ORSA. In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Model Act, or the “ORSA Model Act.” The ORSA Model Act requires reinsurers and insurers that exceed specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition, at least annually, the reinsurer or insurer must prepare a summary report, or the “ORSA Report,” regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report will be filed, on a confidential basis, with the insurance holding company group’s lead regulator and made available to other domiciliary regulators within the holding company group. The first filing under the ORSA Model Act occurred in 2015. As of December 31, 2016, the ORSA Model Act had been adopted in approximately 40 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled, and legislation was pending or under consideration in certain other states. Because the NAIC has adopted a requirement that the provisions of the ORSA Model Act be adopted by the states in order for them to maintain their NAIC accreditation, the ORSA Model Act is expected to be adopted in full or substantial part by all or most of the states over the next several years.

Corporate Governance. In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, or the “Corporate Governance Model Act and Regulation,” which, following enactment at the state level, will require insurers and reinsurers to disclose detailed information regarding their governance practices. As of December 31, 2016, the Corporate Governance Model Act and Regulation had been adopted in full or in substantial part in approximately 10 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled, and legislation was pending or under consideration in certain other states. Because the NAIC is seeking to require that the provisions of the Corporate Governance Model Act and Regulation be adopted by the states in order for them to maintain their NAIC accreditation, the Corporate Governance Model Act and Regulation is expected to be adopted in full or substantial part by all or most of the states over the next several years.

Group Supervision and Group Capital. In response to international developments, the NAIC has begun the process of establishing procedures for the supervision of domestic and international insurance groups, including those groups with both insurance and non-insurance entities. In December 2014, the NAIC also adopted further amendments to the Amended Model Act and Regulation, which, following enactment at the state level, would authorize U.S. regulators to lead or participate in the group-wide supervision of certain international insurance groups. As of December 31, 2016, these amendments had been adopted by approximately 14 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. Because the NAIC is seeking to require that these further amendments to the Amended Model Act and Regulation be adopted by the states in order for them to maintain their NAIC accreditation, these amendments are expected to be adopted in full or substantial part by all or most of the states over the next several years. The NAIC previously designated certain states as the respective group supervisors for all reporting domestic insurance groups. Additionally, the NAIC is continuing the development of a standard set of guidelines for the calculation of group capital requirements to supplement the current entity based capital standards. While it is early in the process, it is anticipated that the new requirements will incorporate existing risk-based capital requirements, or the “RBC,” which is used in the U.S. (discussed in further detail below).

Rates and Policy Forms. The policy forms and various premium rates and rates for property or casualty or surety insurance policies of our insurance subsidiaries are subject to regulation in every state in which they conduct business. In many states, rates and policy forms must be filed with the applicable insurance regulator prior to their use, and in some states, rates and forms must be affirmatively approved by the applicable insurance regulator prior to use.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include RBC rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized, and whether regulatory intervention is warranted. As of December 31, 2016, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2016, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of our reinsurance and insurance companies in the U.S.

The NAIC annually calculates certain statutory financial ratios for most reinsurance and insurance companies in the U.S. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There presently are thirteen IRIS ratios, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments who may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Based upon calculations as of December 31, 2016, PCIC had four of its ratios falling outside the NAIC’s usual ranges, due primarily to PCIC’s premium growth and underwriting loss.

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

Statutory Accounting Principles. State insurance regulators have developed SAP as a basis of accounting used to monitor and regulate the solvency of reinsurers and insurers. SAP is primarily concerned with measuring a reinsurer’s or insurer’s surplus to policyholders. Accordingly, SAP focuses on valuing assets and liabilities of a reinsurer or insurer at financial reporting dates in accordance with applicable insurance laws and regulations in the state in which such reinsurer or insurer is domiciled. SAP determines, among other things, the amount of statutory surplus and statutory net income of our reinsurance and insurance subsidiaries and thus determines, in part, the amount of funds they have available to pay as dividends.

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

On July 21, 2010, President Barack H. Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act adopts certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. While the Dodd-Frank Act does not result in the federal regulation of insurance, it does establish federal measures that will impact the reinsurance and insurance business and preempt certain state insurance measures. For example, the Dodd-Frank Act incorporates the Non-Admitted and Reinsurance Reform Act, or the “NRRA,” which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance (and also sets national standards concerning the regulation of reinsurance). In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile are given the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it is unclear what effect the NRRA changes specific to non-admitted insurance and reinsurance will have on our reinsurance and insurance subsidiaries, and there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice. It is also difficult to predict whether legislative or executive action will roll back the Dodd-Frank Act, as described below.

The Dodd-Frank Act created the Financial Stability Oversight Council, or the “FSOC,” to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. The FSOC is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. In 2013, the FSOC designated three nonbank financial companies, including two insurance groups, as systemically significant and, in 2014, the FSOC designated a third insurance group as a systemically significant entity. One such designation has been challenged in federal court. In 2016, a federal district court judge ruled in favor of the insurance group and rescinded the FSOC’s designation of the insurance group as systemically significant. The Department of Justice appealed the decision on behalf of the FSOC, and the case is awaiting the decision by the federal circuit court. The entities designated by the FSOC as “systemically significant” will be subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. The FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant.

The Dodd-Frank Act also created the Federal Insurance Office, or the “FIO,” within the U.S. Department of the Treasury, which is designed to promote national coordination within the insurance sector and which has the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of reinsurers and insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. Although the FIO is intended principally to exercise a monitoring and information gathering role, it does have the authority to enter into “covered agreements” with regulatory authorities outside the U.S. with respect to certain agreements with foreign governments regarding the supervision and regulation of the global reinsurance and insurance markets. In implementing such international agreements, the FIO has the authority to preempt state law if it is determined that state law is inconsistent with the agreement and treats a non-U.S. reinsurer or insurer less favorably than a U.S. reinsurer or insurer.

On November 20, 2015 the U.S. Department of the Treasury and the Office of the U.S. Trade Representative formally notified the U.S. Congress of their intent to initiate negotiation with the EU of a covered agreement between the U.S. and the EU. The notification stated that the negotiations will “seek to address the following prudential measures: (i) obtain treatment of the U.S. insurance regulatory system by the EU as ‘equivalent’; (ii) obtain recognition by the EU of the integrated state and federal insurance regulatory and oversight system in the U.S. with respect to group supervision; (iii) facilitate the exchange of confidential regulatory information between lead supervisors across national borders; (iv) afford nationally uniform treatment of EU-based reinsurers operating in the U.S., including with respect to collateral requirements; and (v) obtain permanent equivalent treatment for the solvency regime in the U.S. and applicable to insurance and reinsurance undertakings.” In January 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced their successful completion of negotiations with the EU. We cannot currently predict whether any of the covered agreements will be successfully adopted, and cannot currently estimate the impact of any adopted covered agreements on our business, financial condition or operating results.

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

In December 2014, the FIO delivered its report to the U.S. Congress describing the global reinsurance market and its critical role in supporting the U.S. insurance system. The report does not assess whether reinsurance or any particular reinsurer could be systemically significant. However, the report notes the importance of the global reinsurance market to U.S. reinsurers. It is possible the FIO will, in the future, issue recommendations in respect of the reinsurance market that would, if enacted, potentially impact negatively our business.

In June 2016, the FIO delivered its report to the U.S. Congress describing the effectiveness of the Terrorism Risk Insurance Program established under the Terrorism Act. The report states that the Terrorism Risk Insurance Program remains an important mechanism in ensuring that terrorism risk insurance remains available and generally affordable in the U.S., and notes that the FIO had found no evidence that terrorism risk coverage would be more available in the absence of the Terrorism Risk Insurance Program.

The Dodd-Frank Act gave federal agencies significant discretion in drafting the rules and regulations to implement the Dodd-Frank Act. In addition, the Dodd-Frank Act mandated multiple studies and reports for the U.S. Congress, including the FIO reports described above (with the exception of the June 2016 report described above, which is authorized under the Terrorism Act), which could result in additional legislative or regulatory action. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any related additional legislation, the additional costs resulting from compliance with such regulations or legislation or any changes to our operations that may be necessary to comply with the Dodd-Frank Act.

President Donald J. Trump and the majority party of the U.S. Congress have expressed goals to dismantle or roll back the Dodd-Frank Act, which may present risks to our business. For example, in 2016, the U.S. House of Representatives passed the Financial CHOICE Act of 2016 (H.R.5983), which proposed to roll back many provisions of the Dodd-Frank Act. The Financial CHOICE Act of 2016 provided that the FIO would be terminated and replaced by the Office of the Independent Insurance Advocate. The Financial CHOICE Act of 2016, as adopted by the House of Representatives, would have retained the authority of the U.S. Secretary of the Treasury and the U.S. Trade Representative to negotiate covered agreements with other jurisdictions. While the Financial CHOICE Act of 2016 was not passed by the Senate before the deadline of January 1, 2017, it is possible that the Financial CHOICE Act of 2016 or another Dodd-Frank “roll back” bill may be introduced in U.S. Congress in 2017. We are not able to predict whether any such proposal to roll back the Dodd-Frank Act would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, the Dodd-Frank Act.

The NAIC is developing an Insurance Data Security Model Law, which would require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services is developing a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, and it is currently proposing that such regulation would become effective as of March 1, 2017. We cannot predict whether any such proposed laws or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such regulations.

In addition, a number of legislative and regulatory initiatives currently under consideration may significantly affect our reinsurance and insurance business in a variety of ways. These measures include, among other things, tort reform, tax reform, consumer privacy requirements and proposals for the establishment of state or federal catastrophe funds. The impact of Super Storm Sandy, which caused widespread property damage and flooding to large areas of the East Coast and the Northeastern U.S. in October 2012, has resulted in increased calls for state and federal legislative and regulatory intervention in the reinsurance and insurance business, especially in catastrophe prone areas. We are not able to assess the impact that any such future legislative or regulatory changes may have upon our reinsurance and insurance business.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions TransRe has local reinsurance or insurance subsidiaries, such as TRL in the U.K. and TRZ in Switzerland.

The extent of the regulation varies by foreign jurisdiction, but generally governs licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investments. International operations and assets held abroad may be materially and adversely affected by economic, political and other developments in foreign countries and the U.S., including possible changes in foreign and U.S. laws and regulations, nationalization and changes in regulatory policy, unexpected financial restrictions that foreign governments may impose and potential costs and difficulties in complying with a wide variety of foreign laws and regulations, as well as by the consequences of international hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. International operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, the Office of Foreign Assets Control of the U.S. Department of the Treasury, or “OFAC,” Solvency II, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury and sanctions laws implemented by other countries in which TransRe operates. Further, regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets. A discussion of risks unique to international operations faced by TransRe’s offices that operate in jurisdictions outside the U.S. can be found on pages 57 through 59 of this Form 10-K.

U.K. Regulation. Prior to December 2013, TransRe’s operations in the U.K. were conducted through a branch of TRC. Since December 2013, TransRe’s operations in the U.K. have been conducted by TRL and TRC’s branch in the U.K. TRL and TRC’s operations in the U.K. are supervised by the Prudential Regulatory Authority, or the “PRA,” which is responsible, among other things, for regulating the solvency of insurance and reinsurance companies, and the Financial Conduct Authority, or the “FCA,” which is responsible, among other things, for regulating market conduct. The PRA and FCA have extensive powers to intervene in the affairs of a regulated entity, including the power to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons. TRL and TRC’s branch in the U.K. are required to maintain a margin of solvency at all times in respect of the business conducted in accordance with PRA and FCA rules. The calculation of the margin of solvency depends on the type and amount of reinsurance business written, the type and amount of reserves held and other risk-related factors, including market risk, counterparty default risk and operational risk.

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

Legislative and Regulatory Initiatives. An EU directive known as “Solvency II” came into effect on January 1, 2016. Solvency II is a fundamental revision to the European regulatory regime that seeks to enhance transparency and risk management and encourages a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. TransRe could be materially impacted by the implementation of Solvency II and a key risk is that Solvency II may reduce TRL’s and/or TRC’s branch’s regulatory solvency position by, for example, increased capital requirements or a reduction in eligible funds. Solvency II could also materially impact TransRe, given that Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRL, the branches of TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work if compliance with the Solvency II regime came into question which in turn may divert finite resources from other business related tasks.

Within the EU, EU member states, or “Member States,” are required to adopt common standards for authorizing and supervising reinsurance companies that are head quartered in a Member State. TRC operates within the EU as a “Third Country Reinsurer” under Solvency II through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers. Since 2013, TransRe has been working to mitigate the risks associated with being a Third Country Reinsurer by migrating business originating in the EU from TransRe branches to TRL.

The referendum on the U.K.’s membership in the EU was held on June 23, 2016 and resulted in a vote in favor of the withdrawal of the U.K. from the EU, or “Brexit.” As a result of Brexit, our U.K. operations could lose their European Economic Area financial services passporting rights. Additional information on the uncertainty surrounding the implementation and effect of Brexit can be found on pages 57 through 59 of this Form 10-K.

In addition, as described above, in January 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced the successful completion of their negotiations of a covered agreement with the EU. The covered agreement could result in the elimination of local presence and reinsurance collateral requirements for EU domiciled reinsurers operating in the U.S. and for U.S.-domiciled reinsurers operating in the EU. The covered agreement could also limit the ability of EU jurisdictions to impose group supervision (including governance, solvency and capital, and reporting) requirements on U.S. insurance and reinsurance groups. While on the face of it, this development would appear to be beneficial to TransRe, we cannot currently predict whether the covered agreement between the U.S. and the EU will be successfully adopted, nor, if it is adopted, what its application to the U.K. will be post Brexit.

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

Regulatory Convergence

Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the IAIS, is “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitating both the supervisor of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group.” We continue to assess the impact, if any, such coordination may have on insurance regulation and our reinsurance and insurance subsidiaries.

Other Activities

Alleghany Capital

We source, execute, manage and monitor our private capital investments, which include SORC, Bourn & Koch, Kentucky Trailer, IPS and Jazwares, primarily through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s private capital investments include:

•	SORC. In June 2011, we formed SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. From formation through December 31, 2016, we have invested $269.2 million in SORC. The $269.2 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in the State of Wyoming. As of December 31, 2016, SORC’s stockholder’s equity was $149.2 million, after recognizing a $98.8 million pre-tax impairment charge resulting from a write-down of certain SORC assets.

•	Bourn & Koch. On April 26, 2012, we acquired Bourn & Koch, a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois. As of December 31, 2016, we owned approximately 89 percent of Bourn & Koch. In October 2016, Bourn & Koch acquired a manufacturer of waterjet orifices and nozzles.

•

Kentucky Trailer. On August 30, 2013, we invested in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest. On January 2, 2014, we exercised our option to increase our common equity interest in Kentucky Trailer to approximately 80 percent as well as increase our preferred equity interest, for an additional investment. As of December 31, 2016, we owned approximately 79% of the common equity of Kentucky Trailer. The results of Kentucky Trailer have been included in our consolidated results beginning August 30, 2013. Since 2014, Kentucky Trailer has acquired several manufacturers of specialty trailers and mobile solutions.

•	IPS. On October 31, 2015, we acquired IPS, a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania. The results of IPS have been included in our consolidated results beginning October 31, 2015. We own approximately 84 percent of IPS.

•	Jazwares. On July 31, 2014, we invested in Jazwares, a toy and consumer electronics company, headquartered in Sunrise, Florida for a 30 percent interest. On April 15, 2016, we acquired an additional 50 percent of Jazwares’ outstanding equity, bringing our equity ownership to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In July 2016, Jazwares acquired a musical products business.

Prior to the second quarter of 2016, Alleghany Capital owned approximately 40 percent of ORX, a regional gas and oil exploration and production company, headquartered in New Orleans, Louisiana. In the second quarter of 2016, our equity interest in ORX was reduced from approximately 40 percent to approximately 15 percent pursuant to an ORX recapitalization until we sold it on December 23, 2016. ORX was accounted for under the equity method of accounting.

Corporate Activities

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

Roundwood. Our public equity investments are managed primarily by our indirect, wholly-owned subsidiary Roundwood. For a discussion of our reinsurance and insurance subsidiaries’ investment results, see pages 92 and 93 of this Form 10-K.

Alleghany Properties. We own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2016, Alleghany Properties owned approximately 314 acres of property in various land use categories ranging from multi-family residential to commercial. In late 2010, Alleghany Properties began making investments in California low income housing tax credit limited liability companies. As of December 31, 2016, Alleghany Properties held investments in three such companies.

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

Risk Factors Relating to our Business

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2016 were approximately $11.1 billion. These loss and LAE reserves reflect management’s best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, court resolutions and judicial interpretations, reinsurance coverage, legislative changes and other factors.

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

In periods with increased economic volatility, it becomes more difficult to accurately predict claims costs. It is especially difficult to estimate the impact of inflation on loss reserves given the current economic environment and related government actions. Reserve estimates are continually refined in an ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the adjustments are made. Because setting reserves is inherently uncertain, our current reserves could prove to be too low or too high in light of subsequent events. Should our reinsurance and insurance subsidiaries need to increase or decrease their reserves, our pre-tax income for the period would decrease or increase, respectively, by a corresponding amount. Although current reserves reflect our best estimate of the costs of settling claims, we cannot assure you that our reserve estimates will not change, perhaps by a material amount, in the future.

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

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes, tornado activity and other windstorms. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance subsidiaries, particularly TransRe and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of such events by considering these risks in their underwriting and pricing decisions, including their management of aggregate exposure levels and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations of our reinsurance and insurance subsidiaries, our financial condition and results of operations could be materially and adversely affected.

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

Significant competitive pressures may prevent our reinsurance and insurance subsidiaries from retaining existing business or writing new business at adequate rates. Our reinsurance and insurance subsidiaries compete with a large number of other companies in their selected lines of business. They compete, and will continue to compete, with major U.S. and non-U.S. reinsurers and insurers, other regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. Many competitors have considerably more financial resources, greater experience and may offer more products or services than our reinsurance and insurance subsidiaries. Except for regulatory considerations, there are virtually no barriers to entry into the reinsurance and insurance industry.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring or ceding part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2016, reinsurance recoverables reported on our balance sheet were $1.3 billion.

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

A limited number of brokers account for a large portion of TransRe’s premiums; the loss of all or a substantial portion of the business provided by them may have an adverse effect on us. The great majority of TransRe’s premiums are written through brokers. Several large international brokers dominate the reinsurance brokerage industry, and TransRe derives a significant portion of its premiums from these brokers. Further, TransRe may become increasingly reliant on these brokers due to continued consolidation in the broker sector. The loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

The businesses of our reinsurance and insurance subsidiaries are heavily regulated, and changes in regulation may reduce their profitability and limit their growth. Our reinsurance and insurance operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business, both in the U.S. and other countries. This regulation is generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of a reinsurance or insurance company’s business.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulations will have on our business. In addition, we cannot predict the impact on our business, if any, of any potential

“roll back” or dismantling of the Dodd-Frank Act. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 44 through 51 of this Form 10-K.

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

TransRe’s international operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by OFAC and sanctions laws implemented by other countries in which TransRe operates. The international and U.S. laws and regulations that are applicable to TransRe’s operations are complex and may increase the costs of regulatory compliance, limit or restrict TransRe’s reinsurance business or subject TransRe to regulatory actions or proceedings in the future. Although TransRe attempts to comply with all applicable laws and regulations and to seek licenses to undertake various activities where appropriate, there can be no assurance that TransRe is, or will be, in full compliance with all applicable laws and regulations, or interpretations of these laws and regulations, at all times. In addition, it is TransRe’s policy to continually monitor compliance with, and voluntarily report to appropriate regulatory authorities any potential violations of, all applicable laws and regulations where it is deemed appropriate, including anti-corruption and trade sanction laws and any failure to comply with any such laws and regulations may subject TransRe to investigations, sanctions or other remedies, including fines, injunctions, increased scrutiny or oversight by regulatory authorities. The cost of compliance or the consequences of non-compliance, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

On January 16, 2016, following implementation of the Joint Comprehensive Plan of Action, or “Implementation Day,” the trade sanctions laws of the EU and the United Nations restricting dealings with Iran and Iranian entities were substantially eased. However, the relief of such trade sanctions laws provided by the U.S. was largely limited to certain restrictions on individuals and entities outside of the U.S. On Implementation Day, OFAC also authorized foreign companies owned or controlled by U.S. persons, such as TRL and TRZ, to engage in certain transactions with Iran and Iranian entities, or “General License H.” General License H imposes several significant prohibitions, including the involvement of TRC or other U.S. persons with such transactions. As the failure to comply with trade sanctions prohibitions could subject TransRe to investigations, significant fines and other penalties, TRC additionally applied for and subsequently received from OFAC a specific license for TRL and TRZ to enter into certain global reinsurance contracts in compliance with General License H that may have incidental exposure to Iranian risks while allowing TRC to provide certain oversight and support functions pursuant to authorizations, restrictions and compliance requirements specified by OFAC in the specific license. TransRe has implemented processes and procedures to comply with General License H as augmented by the specific license, but the cost of compliance or the consequences of non-compliance with such licenses, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations.

With regards to TransRe’s operations within the EU, TRC operates within the EU as a Third Country Reinsurer under Solvency II through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU that is required to be authorized is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider further restructuring its business in order to comply with the rules adopted in EU countries relating to Third Country Reinsurers.

Solvency II, which is a fundamental revision to the European regulatory regime that seeks to enhance transparency and risk management and encourages a proactive approach to company solvency, came into effect on January 1, 2016. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. TransRe could be materially impacted by the implementation of Solvency II depending on the costs associated with implementation by each EU country, any increased capitalization requirements and any costs associated with adjustments to TransRe’s corporate operating structure. Any of the effects of Brexit, and other similar market changes, which cannot be anticipated, could adversely affect our business, financial condition and results of operations. Solvency II may affect the way in which TransRe’s international group, including TRL and TRC’s branches in the EU operate and may have a negative impact on our results. Solvency II may reduce TRL’s and/or TRC’s EU branches’ regulatory solvency position, for example, by increased capital requirements or a reduction in eligible funds. Solvency II could also materially impact the group, since Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. The changes also require an accelerated quarterly close process across the group to allow TRL and TRC’s EU branches to meet the regulatory disclosure timetable under Solvency II. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRL, the branches of TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work to comply with the Solvency II regime, which in turn may divert finite resources from other business related tasks.

Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators or the effect, if any, these developments may have on the TransRe group’s operations and financial condition. This uncertainty has increased as a result of the Brexit referendum which will lead to the U.K. leaving the EU at a yet to be determined date. Following Brexit, the U.K. would be free to determine its own regulatory regime. We cannot currently predict whether the U.K.’s regulatory regime will be deemed equivalent to Solvency II or the impact TRL and TRC if the future U.K. regulatory regime is not found to be equivalent to Solvency II.

The uncertainty has also increased as a result of the announcement in January 2017 by the U.S. Department of the Treasury and the Office of the U.S. Trade Representative that the covered agreement with the EU has been successfully negotiated. For example, the covered agreement provides for the elimination of local presence and reinsurance collateral requirements for EU-domiciled reinsurers operating in the U.S. and for U.S.-domiciled reinsurers operating in the EU. Further, the covered agreement includes certain provisions limiting the ability of EU jurisdictions to impose group supervision (including governance, solvency and capital, and reporting) requirements on U.S. insurance and reinsurance groups. While this development would appear to be beneficial to TransRe, we cannot currently predict whether the covered agreement between the U.S. and the EU will be successfully adopted, nor, if adopted, what its application to the U.K. will be post Brexit. Our Solvency II implementation approach is based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business.

The vote in favor of the U.K.’s exit from the EU could have an adverse effect on our business, financial condition and results of operations. A referendum on the U.K.’s membership of the EU was held on June 23, 2016 and resulted in a majority of 52 percent in favor of the withdrawal of the U.K. from the EU. The Brexit vote means that insurance and reinsurance carriers operating in the U.K. now face a period of regulatory uncertainty as the U.K. and the EU enter into a complex and potentially protracted process to redefine the U.K.’s economic and political relationships with the EU. Brexit can only be formally implemented by a notification to the EU under Article 50 of the Treaty on EU, or “Article 50.” The U.K. will remain a Member State of the EU until it negotiates and reaches an agreement in relation to the withdrawal from the EU or, if earlier, upon the expiration of a two year period following the Article 50 notification. The Prime Minister of the U.K. recently announced that she would trigger Article 50 by the end of March 2017. However, the U.K. High Court ruled that Parliament must pass an act of Parliament in order for the U.K. to give an Article 50 notice and that such notice could not be given by the U.K. government using prerogative powers. The U.K. Supreme Court upheld the U.K. High Court’s decision on January 24, 2017, which may delay when the Prime Minister of the U.K. has authority to trigger Article 50. It is currently unclear if and when the Article 50 notice will be submitted to the European Council and what type of agreements will be concluded between the U.K. and the EU and if the U.K. will continue to have access to the single market of the EU. It is possible that the withdrawal process may last significantly longer than the two year period envisaged by the Treaty on EU.

The uncertainty surrounding the implementation and effect of Brexit, including the commencement of the exit negotiation period, the terms and conditions of such exit, the uncertainty in relation to the legal and regulatory framework that would apply to the U.K. and its relationship with the remaining members of the EU (including in relation to trade and services) during a withdrawal process and after any Brexit is effected, has caused and is likely to cause increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed EU companies, in particular from the financial services and insurance sector, and the recent downgrade of the credit ratings for the U.K. by S&P, Moody’s and Fitch (each with a negative outlook).

The long-term effect of Brexit on the value of our investment portfolio at this time is uncertain and such volatility and uncertainty will likely continue as negotiations progress to determine the future terms of the U.K.’s relationship with the EU.

Brexit could lead to potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. We may have to review our underwriting platforms and incur additional regulatory and transactional costs as a result. For example, depending on the outcome of the negotiations referred to above, TRL could lose its EEA financial services passport which provides it the license to operate across borders within the single EU market without obtaining any required local regulatory approval where insurers and cedants are located. In addition, depending on the terms of Brexit, the U.K.’s regulatory regime in terms of Solvency II regulation and governance could also diverge and no longer be equivalent.

Depending on the terms of Brexit, the U.K. could also lose tariff-free access to the single EU market and to the global trade deals negotiated by the EU on behalf of its Member States. Any consequential decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth, we could be adversely affected by reduced growth and greater volatility in the U.K. economy.

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

There are significant hazards associated with oil exploration and production activities, some of which may not be fully covered by insurance. The business of exploring for, producing, storing and transporting oil is subject to risks and hazards, including environmental hazards, construction risks, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, blowouts, fires, explosions, craterings, pipeline ruptures and spills, flooding, earthquakes and other natural disasters. These occurrences could result in personal injury or death, environmental damage, damage to, or destruction of, mineral properties or production facilities or other physical assets, monetary losses and possible legal liability. Although we maintain insurance against some of these risks, insurance fully covering many of these risks is not generally available to us or if it is, we may elect not to obtain it due to the high premium costs or commercial impracticality. Any liabilities that we may incur for these risks and hazards could be significant and could have a material adverse effect on our reputation, financial condition and results of operations.

We are subject to risks related to our use of information technology. We rely on information technology in virtually all aspects of our business. Our reinsurance and insurance subsidiaries in particular depend on the proper functioning and availability of their information technology platforms, including communications and data processing systems, in operating their businesses. These systems consist of software programs that are integral to the efficient operation of the businesses of our reinsurance and insurance subsidiaries, including programs for proprietary pricing and exposure management, processing payments and claims, filing and making changes to records and providing customer support. Our reinsurance and insurance subsidiaries are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom they do business.

A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. In addition, any attack perpetrated against our information systems including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, we may not be able to anticipate or prevent rapidly evolving types of cyber incidents. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which could be significant. Such events could have an adverse effect on our results of operations, financial condition and liquidity.

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

A substantial amount of our assets is invested in debt securities and is subject to market fluctuations. A substantial portion of our investment portfolio consists of debt securities. As of December 31, 2016, our investments in debt securities were approximately $13.0 billion, or 72 percent of our total investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions. A rise in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2016, a 100 basis point increase in interest rates would result in an approximate $574 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

We invest some of our assets in equity securities, which are subject to fluctuations in market value. We invest a portion of our investment portfolio in equity securities, which are subject to fluctuations in market value. As of December 31, 2016, our investments in equity securities had a fair value of approximately $3.1 billion, which represented approximately 17 percent of our investment portfolio. We hold our equity securities as available-for-sale, and any changes in the fair value of these securities, net of tax, would be reflected directly in stockholders’ equity or in the statement of earnings. If there is an increase in value or if a decline in the value of a particular equity security is deemed to be temporary, we record the change as an unrealized gain or loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the security and record an other than temporary impairment loss in our statement of earnings, which may be material to our operating results. A severe or prolonged downturn in equity markets could give rise to significant impairment charges.

Changes in foreign currency exchange rates could impact the value of our assets and liabilities denominated in foreign currencies. A principal exposure to foreign currency risk is our obligation to settle claims denominated in foreign currencies in the subject foreign currencies. The possibility exists that we may incur foreign currency exchange gains or losses when we ultimately settle these claims. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made and we have recently initiated a hedging program that is designed to mitigate this risk for a portion of our exposure to certain currencies. To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially and adversely affect our results of operations or financial condition. For example, stockholders’ equity attributable to Alleghany stockholders was reduced by $7.2 million during 2016 from the impact of changes in foreign currency exchange rates.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are recoverable. Factors in management’s determination include the performance of the business including the ability to generate capital gains. If it is more likely than not that the deferred income tax asset will not be realized based on available information then a valuation allowance must be established with a corresponding charge to net earnings. Furthermore, the value of our net deferred tax assets could be reduced if corporate tax rates are lowered, which is being considered by the current administration. Net earnings charges and reduced value of our net deferred tax assets could have a material adverse effect on our results of operations or financial position.

Deterioration of financial market conditions could result in the impairment of long-lived intangible assets and the establishment of a valuation allowance on our deferred income tax assets.

Oil and gas prices are volatile and a prolonged reduction in these prices could adversely affect the value of our investments in energy-related businesses. As of December 31, 2016, we had holdings in energy-related businesses of $871.1 million, comprised of $313.3 million of debt securities, $408.6 million of equity securities and $149.2 million of our equity attributable to SORC (after recognizing a $98.8 million pre-tax impairment charge from a write-down of certain SORC assets). The results and prospects of these energy-related businesses tend to depend highly upon the prices of oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. A prolonged reduction in the prices of oil and gas may adversely affect the results and prospects of, and the potentially the value of our investments in, these energy-related businesses.

Risks Relating to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 109 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 107 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, Alleghany Capital and Roundwood are located in leased office space in New York, New York. TransRe leases office space in New York, New York for its headquarters and office space in almost all of its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CapSpecialty leases office space in Middleton, Wisconsin for its headquarters and office space in its other locations throughout the U.S. PacificComp leases office space in Westlake Village, California. Bourn & Koch owns its principal offices and manufacturing facilities, which are located in Rockford, Illinois and leases certain offices and manufacturing facilities, which are located in Olympia, Washington. Kentucky Trailer owns its principal offices and manufacturing facilities, which are located in Louisville, Kentucky. SORC leases office space in Golden, Colorado for its headquarters and owns facilities, mineral rights and land in other locations in the Midwestern and Southeastern U.S. IPS leases office space in Blue Bell, Pennsylvania for its headquarters and office space in its locations around the world. Jazwares leases office space in Sunrise, Florida for its headquarters and office space in its locations around the world. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information on our leases.

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

	2016		2015
Quarter Ended:	High	Low	High	Low
March 31	$497.15	$450.94	$493.12	$440.61
June 30	549.58	487.39	497.62	464.58
September 30	551.89	515.02	501.99	453.13
December 31	616.13	512.10	515.25	468.01

As of February 13, 2017, there were approximately 667 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Our Board of Directors determined not to declare a dividend for 2016 or 2015. Any future determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent upon many factors, including our earnings, financial condition, business needs and growth objectives, capital and surplus requirements of our reinsurance and insurance subsidiaries, regulatory restrictions, rating agency considerations and other factors.

Repurchases of Equity Securities

The following table summarizes our common stock repurchases in the quarter ended December 31, 2016:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
October 1 to October 31	21,162	$ 516.76	21,162	$380.9
November 1 to November 30	3,303	516.32	3,303	379.2
December 1 to December 31	-	-	-	379.2

Total	24,465	516.70	24,465

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

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

The following graph compares (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “S&P 500 P&C Index,” for the five year period beginning on December 31, 2011 through December 31, 2016. The graph assumes that the value of the investment was $100.00 on December 31, 2011.

	Base Period	INDEXED RETURNS Year Ending

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Alleghany	$100.00	$117.57	$140.19	$162.47	$167.52	$213.16
S&P 500 Index	$100.00	$115.99	$153.55	$174.55	$176.95	$198.10
S&P 500 P&C Index	$100.00	$120.11	$166.10	$192.25	$210.57	$243.65

The graph above is based on the assumption that cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries(1)

Year Ended December 31,
	2016	2015	2014	2013	2012
($ in millions, except per share and share amounts)

Operating Data
Revenue	$ 6,131.1	$ 4,999.5	$ 5,231.8	$ 4,971.7	$ 4,753.2

Net earnings(2)	$ 456.9	$ 560.3	$ 679.2	$ 628.4	$ 702.2

Basic earnings per share of common stock(2)	$ 29.60	$ 35.14	$ 41.40	$ 37.44	$ 45.48

Average number of shares of common stock	15,436,286	15,871,055	16,405,388	16,786,608	15,441,578

As of December 31,
	2016	2015	2014	2013	2012
($ in millions, except per share amounts)

Balance Sheet
Total assets	$ 23,756.6	$ 22,839.1	$ 23,481.6	$ 23,356.3	$ 22,802.6

Senior Notes and other debt	$ 1,476.5	$ 1,419.4	$ 1,795.3	$ 1,800.9	$ 1,806.1

Common stockholders’ equity(2)	$ 7,939.9	$ 7,554.7	$ 7,473.4	$ 6,923.8	$ 6,403.8

Common stockholders’ equity per share of common stock(2)	$ 515.24	$ 486.02	$ 465.51	$ 412.96	$ 379.13

(1)	On April 15, 2016, we acquired Jazwares; on October 31, 2015, we acquired IPS; on August 30, 2013, we acquired Kentucky Trailer; on April 26, 2012, we acquired Bourn & Koch; and on March 6, 2012, we acquired TransRe.
(2)	Attributable to Alleghany stockholders.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2016, 2015 and 2014. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

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

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include: (i) net investment income; (ii) net realized capital gains; (iii) other than temporary impairment, or “OTTI” losses; (iv) other revenue; (v) other operating expenses; (vi) corporate administration; (vii) amortization of intangible assets; and (viii) interest expense. We consistently use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to a segment’s underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Adjusted EBITDA is a non-GAAP financial measure for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI losses; and (vi) income taxes. Because Adjusted EBITDA excludes interest, income taxes, net realized capital gains, OTTI losses, depreciation and amortization, it provides an indication of economic performance that is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We use Adjusted EBITDA as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our non-insurance operating subsidiaries and investments. A reconciliation of Adjusted EBITDA to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $456.9 million in 2016, compared with $560.3 million in 2015 and $679.2 million in 2014.

•	Earnings before income taxes were $647.8 million in 2016, compared with $757.4 million in 2015 and $931.9 million in 2014.

•	Net investment income in 2016 approximated net investment income in 2015, and decreased by 4.6 percent in 2015 from 2014.

•	Net premiums written increased by 13.4 percent in 2016 from 2015, and decreased by 0.2 percent in 2015 from 2014.

•	Underwriting profit was $401.3 million in 2016, compared with $466.6 million in 2015 and $494.8 million in 2014.

•	The combined ratio for our reinsurance and insurance segments was 91.9 percent in 2016, compared with 89.0 percent in 2015 and 88.8 percent in 2014.

•	Catastrophe losses, net of reinsurance, were $226.0 million in 2016, compared with $62.0 million in 2015 and $95.2 million in 2014.

•	Net favorable prior accident year loss reserve development was $368.0 million in 2016, compared with $215.5 million in 2015 and $215.2 million in 2014.

•	Sales revenues for Alleghany Capital were $687.1 million in 2016, compared with $241.0 million in 2015 and $145.6 million in 2014.

•	Losses before income taxes for Alleghany Capital were $105.7 million in 2016, compared with $43.1 million in 2015 and $14.6 million in 2014. Adjusted EBITDA was $25.1 million in 2016, compared with $0.4 million in 2015 and ($8.5) million in 2014.

As of December 31, 2016, we had total assets of $23.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.9 billion. As of December 31, 2016, we had consolidated total investments of approximately $18.1 billion, of which $13.0 billion was invested in debt securities, $3.1 billion was invested in equity securities, $0.8 billion was invested in short-term investments, $0.6 billion was invested in commercial mortgage loans and $0.6 billion was invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Revenues
Net premiums earned	$4,975.8	$4,230.3	$4,410.6
Net investment income	438.5	438.8	459.9
Net realized capital gains	63.2	213.9	247.1
Other than temporary impairment losses	(45.2)	(133.9)	(36.3)
Other revenue	698.8	250.4	150.5

Total revenues	6,131.1	4,999.5	5,231.8

Costs and Expenses
Net loss and loss adjustment expenses	2,917.2	2,339.8	2,494.5
Commissions, brokerage and other underwriting expenses	1,657.3	1,423.9	1,421.3
Other operating expenses	765.2	342.3	252.7
Corporate administration	43.0	46.5	47.1
Amortization of intangible assets	19.0	(2.2)	(5.7)
Interest expense	81.6	91.8	90.0

Total costs and expenses	5,483.3	4,242.1	4,299.9

Earnings before income taxes	647.8	757.4	931.9
Income taxes	187.1	195.2	251.8

Net earnings	460.7	562.2	680.1
Net earnings attributable to noncontrolling interest	3.8	1.9	0.9

Net earnings attributable to Alleghany stockholders	$456.9	$560.3	$679.2

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on our segments and other activities. The results for our segments and for other activities for the 2016, 2015 and 2014 are shown in the tables below:

	Segments			Other Activities
Year Ended December 31, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$4,330.3	$1,462.7	$5,793.0	$-	$(25.9)	$5,767.1
Net premiums written	3,969.4	1,122.4	5,091.8	-	-	5,091.8

Net premiums earned	3,845.0	1,130.8	4,975.8	-	-	4,975.8

Net loss and LAE:
Current year (excluding catastrophe losses)	2,440.3	618.9	3,059.2	-	-	3,059.2
Current year catastrophe losses	138.6	87.4	226.0	-	-	226.0
Prior years	(293.5)	(74.5)	(368.0)	-	-	(368.0)

Total net loss and LAE	2,285.4	631.8	2,917.2	-	-	2,917.2
Commissions, brokerage and other underwriting expenses	1,299.0	358.3	1,657.3	-	-	1,657.3

Underwriting profit(2)	$260.6	$140.7	401.3	-	-	401.3

Net investment income			433.1	(2.3)	7.7	438.5
Net realized capital gains			159.9	(86.0)	(10.7)	63.2
Other than temporary impairment losses			(45.2)	-	-	(45.2)
Other revenue			4.4	687.1	7.3	698.8
Other operating expenses			80.6	680.5	4.1	765.2
Corporate administration			1.0	-	42.0	43.0
Amortization of intangible assets			(3.1)	22.1	-	19.0
Interest expense			27.2	1.9	52.5	81.6

Earnings (losses) before income taxes			$847.8	$(105.7)	$(94.3)	$647.8

Loss ratio(3):
Current year (excluding catastrophe losses)	63.5%	54.8%	61.5%
Current year catastrophe losses	3.6%	7.7%	4.5%
Prior years	(7.6%)	(6.6%)	(7.4%)

Total net loss and LAE	59.5%	55.9%	58.6%

Expense ratio(4)	33.8%	31.7%	33.3%

Combined ratio(5)	93.3%	87.6%	91.9%

	Segments			Other Activities
Year Ended December 31, 2015	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,662.1	$1,488.1	$5,150.2	$-	$(28.0)	$5,122.2
Net premiums written	3,387.3	1,101.9	4,489.2	-	-	4,489.2

Net premiums earned	3,115.5	1,114.8	4,230.3	-	-	4,230.3

Net loss and LAE:
Current year (excluding catastrophe losses)	1,895.4	597.9	2,493.3	-	-	2,493.3
Current year catastrophe losses	31.6	30.4	62.0	-	-	62.0
Prior years	(208.3)	(7.2)	(215.5)	-	-	(215.5)

Total net loss and LAE	1,718.7	621.1	2,339.8	-	-	2,339.8
Commissions, brokerage and other underwriting expenses	1,069.8	354.1	1,423.9	-	-	1,423.9

Underwriting profit(2)	$327.0	$139.6	466.6	-	-	466.6

Net investment income			427.6	5.4	5.8	438.8
Net realized capital gains			242.6	(25.6)	(3.1)	213.9
Other than temporary impairment losses			(125.5)	-	(8.4)	(133.9)
Other revenue			6.5	241.0	2.9	250.4
Other operating expenses			80.4	259.3	2.6	342.3
Corporate administration			0.9	-	45.6	46.5
Amortization of intangible assets			(5.3)	3.1	-	(2.2)
Interest expense			38.3	1.5	52.0	91.8

Earnings (losses) before income taxes			$903.5	$(43.1)	$(103.0)	$757.4

Loss ratio(3):
Current year (excluding catastrophe losses)	60.9%	53.6%	58.9%
Current year catastrophe losses	1.0%	2.7%	1.5%
Prior years	(6.7%)	(0.6%)	(5.1%)

Total net loss and LAE	55.2%	55.7%	55.3%

Expense ratio(4)	34.3%	31.8%	33.7%

Combined ratio(5)	89.5%	87.5%	89.0%

	Segments			Other Activities
Year Ended December 31, 2014	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,600.1	$1,525.3	$5,125.4	$-	$(28.8)	$5,096.6
Net premiums written	3,410.1	1,087.4	4,497.5	-	-	4,497.5

Net premiums earned	3,330.7	1,079.9	4,410.6	-	-	4,410.6

Net loss and LAE:
Current year (excluding catastrophe losses)	2,044.8	569.7	2,614.5	-	-	2,614.5
Current year catastrophe losses	46.8	48.4	95.2	-	-	95.2
Prior years	(182.4)	(32.8)	(215.2)	-	-	(215.2)

Total net loss and LAE	1,909.2	585.3	2,494.5	-	-	2,494.5
Commissions, brokerage and other underwriting expenses	1,076.5	344.8	1,421.3	-	-	1,421.3

Underwriting profit(2)	$345.0	$149.8	494.8	-	-	494.8

Net investment income			448.9	2.8	8.2	459.9
Net realized capital gains			230.0	2.8	14.3	247.1
Other than temporary impairment losses			(36.3)	-	-	(36.3)
Other revenue			4.0	145.6	0.9	150.5
Other operating expenses			85.7	164.5	2.5	252.7
Corporate administration			1.3	-	45.8	47.1
Amortization of intangible assets			(6.1)	0.4	-	(5.7)
Interest expense			46.8	0.9	42.3	90.0

Earnings (losses) before income taxes			$1,013.7	$(14.6)	$(67.2)	$931.9

Loss ratio(3):
Current year (excluding catastrophe losses)	61.4%	52.8%	59.3%
Current year catastrophe losses	1.4%	4.5%	2.2%
Prior years	(5.5%)	(3.1%)	(4.9%)

Total net loss and LAE	57.3%	54.2%	56.6%

Expense ratio(4)	32.3%	31.9%	32.2%

Combined ratio(5)	89.6%	86.1%	88.8%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of 2016, 2015 and 2014

Premiums. The following table summarizes our consolidated premiums.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Premiums written:
Gross premiums written	$5,767.1	$5,122.2	$5,096.6	12.6%	0.5%
Net premiums written	5,091.8	4,489.2	4,497.5	13.4%	(0.2%)

Net premiums earned	4,975.8	4,230.3	4,410.6	17.6%	(4.1%)

2016 vs 2015. The increase in gross and net premiums written in 2016 from 2015 is primarily attributable to an increase at our reinsurance segment, primarily reflecting $854.3 million of premiums in 2016 related to a large whole account quota share treaty entered into in the fourth quarter of 2015, or the “Quota Share Treaty,” compared with $221.6 million of such premiums in 2015, partially offset by the impact of changes in foreign exchange rates.

The increase in net premiums earned in 2016 from 2015 primarily reflects an increase at our reinsurance segment for the reason discussed above.

2015 vs 2014. The increase in gross premiums written in 2015 from 2014 reflects a slight increase at our reinsurance segment, partially offset by a slight decrease at our insurance segment. The increase in gross premiums written at our reinsurance segment primarily reflects $221.6 million of premiums recorded on December 31, 2015 related to the Quota Share Treaty, partially offset by the impact of changes in foreign exchange rates, reduced participation in or non-renewal of certain treaties and reductions in pricing. The decrease in gross premiums written at our insurance segment primarily reflects lower premiums at RSUI, partially offset by continued significant growth in premiums at PacificComp and CapSpecialty.

Net premiums written in 2015 approximated net premiums written in 2014, as a slight decrease at our reinsurance segment was largely offset by an increase at our insurance segment. Net premiums written at our reinsurance segment decreased in 2015 from 2014 as a result of higher ceded premiums written due to an increase in reinsurance coverage purchased by TransRe in 2015.

The decrease in net premiums earned in 2015 from 2014 reflects a decrease at our reinsurance segment, partially offset by an increase at our insurance segment. The decrease in net premiums earned at our reinsurance segment primarily reflects the impact of changes in foreign exchange rates, reduced participation in or non-renewal of certain treaties, reductions in pricing and higher ceded premiums earned due to an increase in reinsurance coverage purchased by TransRe in 2015. In addition, there were no net premiums earned in 2015 related to the Quota Share Treaty. The increase at our insurance segment reflects significant growth at PacificComp and CapSpecialty, partially offset by a decrease at RSUI.

A comparison of premiums by segment for 2016, 2015 and 2014 is more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$3,059.2	$2,493.3	$2,614.5	22.7%	(4.6%)
Current year catastrophe losses	226.0	62.0	95.2	264.5%	(34.9%)
Prior years	(368.0)	(215.5)	(215.2)	70.8%	0.1%

Total net loss and LAE	$2,917.2	$2,339.8	$2,494.5	24.7%	(6.2%)

Loss ratio:
Current year (excluding catastrophe losses)	61.5%	58.9%	59.3%
Current year catastrophe losses	4.5%	1.5%	2.2%
Prior years	(7.4%)	(5.1%)	(4.9%)

Total net loss and LAE	58.6%	55.3%	56.6%

2016 vs 2015. The increase in net loss and LAE in 2016 from 2015 primarily reflects an increase at our reinsurance segment due primarily to higher net premiums earned, as discussed above, higher catastrophe losses, as well as higher non-catastrophe losses in the current accident year related to the Quota Share Treaty, partially offset by an increase in favorable prior accident year loss reserve development.

2015 vs 2014. The decrease in net loss and LAE in 2015 from 2014 reflects a decrease at our reinsurance segment, partially offset by an increase at our insurance segment. The decrease at our reinsurance segment primarily reflects the impact of lower net premiums earned, as discussed above and, to a lesser extent, lower catastrophe losses and more favorable prior year loss reserve development. The increase at our insurance segment primarily reflects the impact of higher net premiums earned and less favorable prior year loss reserve development overall, partially offset by lower catastrophe losses.

A comparison of net loss and LAE by segment for 2016, 2015 and 2014 is more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Commissions, brokerage and other underwriting expenses	$1,657.3	$1,423.9	$1,421.3	16.4%	0.2%

Expense ratio	33.3%	33.7%	32.2%

2016 vs 2015. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects an increase at our reinsurance segment due primarily to higher net premiums earned, as discussed above, partially offset by a slight decrease in employee-related overhead expenses.

2015 vs 2014. Commissions, brokerage and other underwriting expenses in 2015 approximated commissions, brokerage and other underwriting expenses from 2014, reflecting a decrease at our reinsurance segment, offset by an increase at our insurance segment. The decrease at our reinsurance segment primarily reflects the impact of lower net premiums earned, as discussed above, partially offset by higher commission rates and employee-related overhead expenses. The increase at our insurance segment primarily reflects the impact of higher net premiums earned, as discussed above.

A comparison of commissions, brokerage and other underwriting expenses by segment for 2016, 2015 and 2014 is more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Underwriting profit	$401.3	$466.6	$494.8	(14.0%)	(5.7%)

Combined ratio	91.9%	89.0%	88.8%

2016 vs 2015. The decrease in underwriting profit in 2016 from 2015 reflects a decrease at our reinsurance segment due primarily to higher catastrophe and non-catastrophe losses in the current accident year, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above.

2015 vs 2014. The decrease in underwriting profit in 2015 from 2014 reflects a decrease at our reinsurance and insurance segments. The decrease in underwriting profit at our reinsurance segment primarily reflects the impact of lower net premiums earned, partially offset by lower catastrophe losses and more favorable prior year loss reserve development, all as discussed above. The decrease in underwriting profit at our insurance segment primarily reflects less favorable prior year loss reserve development and higher current year losses, partially offset by lower catastrophe losses, all as discussed above.

A comparison of underwriting profits by segment for 2016, 2015 and 2014 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Net investment income	$438.5	$438.8	$459.9	(0.1%)	(4.6%)
Net realized capital gains	63.2	213.9	247.1	(70.5%)	(13.4%)
Other than temporary impairment losses	(45.2)	(133.9)	(36.3)	(66.2%)	268.9%

2016 vs 2015. Net investment income in 2016 approximated net investment income in 2015, primarily reflecting lower dividend income and lower income from other invested assets, offset by higher interest income from funds withheld by cedants. Interest income was reduced in the fourth quarter of 2016 by approximately $7 million of adjustments made to more accurately reflect premium amortization associated with certain bonds.

The decrease in net realized capital gains in 2016 from 2015 primarily reflects a $98.8 million capital loss due to an impairment charge from a write-down of certain SORC assets as of December 31, 2016 and lower gains from the sales of equity securities, partially offset by a $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital and a $25.8 million capital loss due to an impairment charge from a write-off of our investment in ORX recorded on December 31, 2015. Realized capital gains from equity securities for 2015 includes the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

The decrease in OTTI losses in 2016 from 2015 primarily reflects the absence of losses on equity securities in the energy, pharmaceutical, gaming and airline sectors which were significant in 2015.

2015 vs 2014. The decrease in net investment income in 2015 from 2014 primarily reflects lower dividends from common stocks in our equity securities portfolio, lower interest income and lower earnings from other invested assets. The decrease in dividends is due primarily to a partial restructuring of the equity portfolio during 2015, higher realized gains and lower dividend income in 2015. The decrease in interest income is due primarily to lower investible balances and the impact of changes in foreign exchange rates.

The decrease in net realized capital gains in 2015 from 2014 primarily reflects lower gains from the debt securities portfolio and a $25.8 million capital loss due to an impairment charge related to a write-off of our investment in ORX, partially offset by higher gains for the equity securities portfolio. Realized capital gains in 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio and the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, some additional realized capital gains taken on debt securities and a $9.4 million realized capital loss on the early redemption of $300 million par value of TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes.”

The increase in OTTI losses in 2015 from 2014 primarily reflects significant losses on equity securities in the energy, pharmaceutical, gaming and airline sectors in 2015.

A comparison of investment results for 2016, 2015 and 2014 is more fully described in the following pages.

Other revenue and expenses. The following table summarizes our consolidated other revenue and expenses.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Other revenue	$698.8	$250.4	$150.5	179.1%	66.4%

Other operating expenses	765.2	342.3	252.7	123.5%	35.5%
Corporate administration	43.0	46.5	47.1	(7.5%)	(1.3%)
Amortization of intangible assets	19.0	(2.2)	(5.7)	(963.6%)	(61.4%)
Interest expenses	81.6	91.8	90.0	(11.1%)	2.0%

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include sales revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $76.1 million, $77.6 million and $83.5 million in 2016, 2015 and 2014, respectively. See Note 14 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

The increase in other revenue and other operating expenses in 2016 from 2015 primarily reflects the acquisition of IPS on October 31, 2015, the inclusion of Jazwares in our consolidated results as of April 15, 2016 and, to a lesser extent, growth at Kentucky Trailer.

The increase in other revenue in 2015 from 2014 primarily reflects the acquisition of IPS on October 31, 2015 and, to a lesser extent, growth at Kentucky Trailer. The increase in other operating expenses in 2015 from 2014 primarily reflects the acquisition of IPS and, to a lesser extent, increased expenses at Kentucky Trailer and SORC, partially offset by a decrease in the long-term incentive compensation expense of our reinsurance and insurance segments due to less favorable operating results.

Corporate administration. The decrease in corporate administration expense in 2016 from 2015 primarily reflects lower long-term incentive compensation expense accruals due mainly to the impact of less favorable financial results, partially offset by a rise in the price per share of our common stock during 2016. Corporate administration expense in 2015 approximated the expense from 2014.

Amortization of intangible assets. Amortization expenses in 2016 reflect the amortization of net intangible assets, including intangible assets related to the acquisitions of IPS and Jazwares. Negative amortization expenses in 2015 and 2014 reflect the amortization of intangible liabilities acquired in the merger with TransRe in 2012, partially offset by the amortization of intangible assets. Amortization of intangible assets in 2015 also reflects the acquisition of IPS on October 31, 2015.

Interest expense. The decrease in interest expense in 2016 from 2015 primarily reflects lower interest expense at our reinsurance segment resulting from the maturity and repayment of the 2015 Senior Notes on December 14, 2015. The increase in interest expense in 2015 from 2014 primarily reflects higher interest expense at the Alleghany parent company arising from the issuance on September 9, 2014 of the 2044 Senior Notes (as defined on page 107 of this Form 10-K), partially offset by lower interest expense at TransRe resulting from the redemption on October 15, 2014 of a portion of the 2015 Senior Notes and the maturity and repayment of the remainder of the 2015 Senior Notes on December 14, 2015. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information on the 2015 Senior Notes and 2044 Senior Notes.

Income taxes. The following table summarizes our consolidated income tax expense.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Income taxes	$187.1	$195.2	$251.8	(4.1%)	(22.5%)

Effective tax rate	28.9%	25.8%	27.0%

2016 vs 2015. The decrease in income taxes in 2016 from 2015 primarily reflects a decrease in earnings before income taxes partially offset by prior period income tax expense adjustments. The increase in the effective tax rate in 2016 from 2015 primarily reflects larger prior period income tax adjustments, higher state income taxes and lower tax-exempt interest income arising from municipal bond securities. Prior period income tax expense adjustments for 2016 include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in 2016 that relate primarily to periods prior to the merger with TransRe in 2012.

2015 vs 2014. The decrease in income taxes in 2015 from 2014 primarily reflects a decrease in earnings before income taxes, as discussed below. The slight decrease in the effective tax rate in 2015 compared with 2014 primarily reflects lower taxable income in 2015, partially offset by lower interest income arising from municipal bond securities.

Earnings. The following table summarizes our earnings.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
Earnings before income taxes	$647.8	$757.4	$931.9	(14.5%)	(18.7%)
Net earnings attributable to Alleghany stockholders	456.9	560.3	679.2	(18.5%)	(17.5%)

2016 vs 2015. The decreases in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2016 from 2015 primarily reflect lower net realized capital gains and underwriting profits, partially offset by lower OTTI losses, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Year Ended December 31, 2016	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,515.5	$2,814.8	$4,330.3
Net premiums written	1,237.2	2,732.2	3,969.4

Net premiums earned	1,168.0	2,677.0	3,845.0
Net loss and LAE:
Current year (excluding catastrophe losses)	547.4	1,892.9	2,440.3
Current year catastrophe losses	136.7	1.9	138.6
Prior years	(105.7)	(187.8)	(293.5)

Total net loss and LAE	578.4	1,707.0	2,285.4
Commissions, brokerage and other underwriting expenses	376.2	922.8	1,299.0

Underwriting profit(2)	$213.4	$47.2	$260.6

Loss ratio(3):
Current year (excluding catastrophe losses)	46.9%	70.7%	63.5%
Current year catastrophe losses	11.7%	0.1%	3.6%
Prior years	(9.0%)	(7.0%)	(7.6%)

Total net loss and LAE	49.6%	63.8%	59.5%
Expense ratio(4)	32.2%	34.5%	33.8%

Combined ratio(5)	81.8%	98.3%	93.3%

Year Ended December 31, 2015	Property	Casualty & Other(1)	Total
		($ in millions)
Gross premiums written	$1,171.9	$2,490.2	$3,662.1
Net premiums written	953.6	2,433.7	3,387.3

Net premiums earned	887.4	2,228.1	3,115.5
Net loss and LAE:
Current year (excluding catastrophe losses)	343.9	1,551.5	1,895.4
Current year catastrophe losses	24.9	6.7	31.6
Prior years	(76.7)	(131.6)	(208.3)

Total net loss and LAE	292.1	1,426.6	1,718.7
Commissions, brokerage and other underwriting expenses	295.6	774.2	1,069.8

Underwriting profit(2)	$299.7	$27.3	$327.0

Loss ratio(3):
Current year (excluding catastrophe losses)	38.8%	69.6%	60.9%
Current year catastrophe losses	2.8%	0.3%	1.0%
Prior years	(8.6%)	(5.9%)	(6.7%)

Total net loss and LAE	33.0%	64.0%	55.2%
Expense ratio(4)	33.3%	34.7%	34.3%

Combined ratio(5)	66.3%	98.7%	89.5%

Year Ended December 31, 2014	Property	Casualty & Other(1)	Total
		($ in millions)
Gross premiums written	$1,205.4	$2,394.7	$3,600.1
Net premiums written	1,073.4	2,336.7	3,410.1

Net premiums earned	1,048.6	2,282.1	3,330.7
Net loss and LAE:
Current year (excluding catastrophe losses)	449.5	1,595.3	2,044.8
Current year catastrophe losses	46.8	-	46.8
Prior years	(73.1)	(109.3)	(182.4)

Total net loss and LAE	423.2	1,486.0	1,909.2
Commissions, brokerage and other underwriting expenses	319.3	757.2	1,076.5

Underwriting profit(2)	$306.1	$38.9	$345.0

Loss ratio(3):
Current year (excluding catastrophe losses)	42.9%	69.9%	61.4%
Current year catastrophe losses	4.5%	- %	1.4%
Prior years	(7.0%)	(4.8%)	(5.5%)

Total net loss and LAE	40.4%	65.1%	57.3%
Expense ratio(4)	30.5%	33.2%	32.3%

Combined ratio(5)	70.9%	98.3%	89.6%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
Property
Premiums written:
Gross premiums written	$1,515.5	$1,171.9	$1,205.4	29.3%	(2.8%)
Net premiums written	1,237.2	953.6	1,073.4	29.7%	(11.2%)

Net premiums earned	1,168.0	887.4	1,048.6	31.6%	(15.4%)

Casualty & other
Premiums written:
Gross premiums written	$2,814.8	$2,490.2	$2,394.7	13.0%	4.0%
Net premiums written	2,732.2	2,433.7	2,336.7	12.3%	4.2%

Net premiums earned	2,677.0	2,228.1	2,282.1	20.1%	(2.4%)

Total
Premiums written:
Gross premiums written	$4,330.3	$3,662.1	$3,600.1	18.2%	1.7%
Net premiums written	3,969.4	3,387.3	3,410.1	17.2%	(0.7%)

Net premiums earned	3,845.0	3,115.5	3,330.7	23.4%	(6.5%)

Property. The increase in gross premiums written in 2016 from 2015 primarily reflects $353.2 million of property-related premiums in 2016 compared with $64.7 million in 2015 related to the Quota Share Treaty, and to a lesser extent, increases arising from certain other large whole account quota share treaties. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 29.5 percent in 2016 from 2015. The increase in net premiums earned in 2016 from 2015 primarily reflects net premiums earned related to the Quota Share Treaty, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2016. There were no net premiums earned in 2015 related to the Quota Share Treaty. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 31.9 percent in 2016 from 2015.

The decrease in gross premiums written in 2015 from 2014 reflects the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 3.7 percent in 2015 from 2014, primarily reflecting $64.7 million of property-related premiums recorded on December 31, 2015 related to the Quota Share Treaty, partially offset by reduced participation in or non-renewal of certain treaties and reductions in pricing for property reinsurance contracts as the market became increasingly competitive. The decrease in net premiums earned in 2015 from 2014 reflects, in part, the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned decreased 10.0 percent in 2015 from 2014, primarily reflecting a decrease in gross premiums written in recent quarters and higher ceded premiums earned due to an increase in reinsurance coverage purchased in 2015. There were no net premiums earned in 2015 related to the Quota Share Treaty.

Casualty & other. The increase in gross premiums written in 2016 from 2015 primarily reflects $501.1 million of casualty-related premiums in 2016 compared with $156.9 million in 2015 related to the Quota Share Treaty, partially offset by the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 14.5 percent in 2016 from 2015. The increase in net premiums earned in 2016 from 2015 primarily reflects net premiums earned related to the Quota Share Treaty. There were no net premiums earned in 2015 related to the Quota Share Treaty. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 21.7 percent in 2016 from 2015.

The increase in gross premiums written in 2015 from 2014 reflects $156.9 million of casualty-related premiums recorded on December 31, 2015 related to the Quota Share Treaty, partially offset by the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, gross premiums written in 2015 increased 8.0 percent in 2015 from 2014. The decrease in net premiums earned in 2015 from 2014 reflects the impact of changes in foreign exchange rates. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 1.3 percent in 2015 from 2014. There were no net premiums earned in 2015 related to the Quota Share Treaty.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$547.4	$343.9	$449.5	59.2%	(23.5%)
Current year catastrophe losses	136.7	24.9	46.8	449.0%	(46.8%)
Prior years	(105.7)	(76.7)	(73.1)	37.8%	4.9%

Total net loss and LAE	$578.4	$292.1	$423.2	98.0%	(31.0%)

Loss ratio:
Current year (excluding catastrophe losses)	46.9%	38.8%	42.9%
Current year catastrophe losses	11.7%	2.8%	4.5%
Prior years	(9.0%)	(8.6%)	(7.0%)

Total net loss and LAE	49.6%	33.0%	40.4%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,892.9	$1,551.5	$1,595.3	22.0%	(2.7%)
Current year catastrophe losses	1.9	6.7	-	(71.6%)	–
Prior years	(187.8)	(131.6)	(109.3)	42.7%	20.4%

Total net loss and LAE	$1,707.0	$1,426.6	$1,486.0	19.7%	(4.0%)

Loss ratio:
Current year (excluding catastrophe losses)	70.7%	69.6%	69.9%
Current year catastrophe losses	0.1%	0.3%	- %
Prior years	(7.0%)	(5.9%)	(4.8%)

Total net loss and LAE	63.8%	64.0%	65.1%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,440.3	$1,895.4	$2,044.8	28.7%	(7.3%)
Current year catastrophe losses	138.6	31.6	46.8	338.6%	(32.5%)
Prior years	(293.5)	(208.3)	(182.4)	40.9%	14.2%

Total net loss and LAE	$2,285.4	$1,718.7	$1,909.2	33.0%	(10.0%)

Loss ratio:
Current year (excluding catastrophe losses)	63.5%	60.9%	61.4%
Current year catastrophe losses	3.6%	1.0%	1.4%
Prior years	(7.6%)	(6.7%)	(5.5%)

Total net loss and LAE	59.5%	55.2%	57.3%

Property. The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned, higher catastrophe losses, as well as higher non-catastrophe property losses in the current accident year in connection with the Quota Share Treaty, partially offset by an increase in favorable prior accident year loss reserve development. The catastrophe losses in 2016 relate to wildfire losses in Alberta, Canada, earthquake losses in Japan, earthquake losses in Ecuador, all of which occurred in the second quarter, typhoon and flood losses in China in the third quarter, earthquake losses from an earthquake in New Zealand in the fourth quarter and $21.8 million of losses from Hurricane Matthew, which caused property damage and flooding in the Southeast Coast of the U.S. in October. Catastrophe losses for 2015 relate to the chemical explosion in Tianjin, China in August.

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

Net loss and LAE in 2016, 2015 and 2014 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below:

	Year Ended December 31,
	2016		2015		2014
			($ in millions)
Catastrophe events	$(14.2)	(1)	$(28.0)	(2)	$(17.3)	(3)
Non-catastrophe	(91.5)	(4)	(48.7)	(5)	(55.8)	(6)

Total	$(105.7)		$(76.7)		$(73.1)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(2)	Includes favorable prior accident year loss reserve development of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(3)	Includes favorable prior accident year loss reserve development of ($1.6) million from Super Storm Sandy in 2012 and ($15.7) million of net favorable prior accident year loss reserve development from other catastrophes. The ($15.7) million primarily reflects favorable prior accident year loss reserve development from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year loss reserve development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 and 2015 accident years.
(5)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 and 2014 accident years.
(6)	Reflects favorable prior accident year loss reserve development primarily related to the 2012 accident year and, to a lesser extent, the 2011 accident year.

The favorable prior accident year loss reserve development in 2016, 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2016.

Casualty & other. The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned and higher losses in the current accident year related to the Quota Share Treaty, partially offset by the impact of increases in favorable prior accident year loss reserve development. The modest catastrophe losses in 2016 relate primarily to earthquake losses in Ecuador in the second quarter of 2016. The catastrophe losses for 2015 relate to the chemical explosion in Tianjin, China in August 2015.

The decrease in net loss and LAE in 2015 from 2014 primarily reflects the impact of lower net premiums earned and more favorable prior accident year loss reserve development, partially offset by higher catastrophe losses in 2015. The catastrophe losses in 2015 relate to the chemical explosion in Tianjin, China in August 2015. Net loss and LAE in 2016, 2015 and 2014 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below:

	Year Ended December 31,
	2016		2015		2014
			($ in millions)
Malpractice treaties(1)	$(10.8)		$(12.1)		$(12.7)
Commuted A&E Liabilities(2)	-		38.2		-
Other	(177.0)	(3)	(157.7)	(4)	(96.6)	(5)

Total	$(187.8)		$(131.6)		$(109.3)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development reserves are largely retained by the cedants. As a result, the favorable prior accident year development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(2)	Represents unfavorable prior accident year development on Commuted A&E Liabilities related to the Commutation Agreement, as discussed above.
(3)	Generally reflects favorable prior accident year loss reserve development reserves in a variety of casualty & other lines of business primarily from the 2003 through 2015 accident years.
(4)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.
(5)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2003 through 2007 and 2010 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development from the 2013 accident year and the 2002 and prior accident years.

The favorable prior accident year loss reserve development in 2016, 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2016 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2016.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$376.2	$295.6	$319.3	27.3%	(7.4%)

Expense ratio	32.2%	33.3%	30.5%

Casualty & other
Commissions, brokerage and other underwriting expenses	$922.8	$774.2	$757.2	19.2%	2.2%

Expense ratio	34.5%	34.7%	33.2%

Total
Commissions, brokerage and other underwriting expenses	$1,299.0	$1,069.8	$1,076.5	21.4%	(0.6%)

Expense ratio	33.8%	34.3%	32.3%

Property. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by a slight decrease in employee-related overhead expenses. The decrease in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects the impact of lower net premiums earned, partially offset by higher employee-related overhead expenses.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by a slight decrease in employee-related overhead expenses. The increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects an increase in commission rates being required by cedants, partially offset by the impact of lower net premiums earned.

Reinsurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
Property
Underwriting profit	$213.4	$299.7	$306.1	(28.8%)	(2.1%)

Combined ratio	81.7%	66.3%	70.9%

Casualty & other
Underwriting profit	$47.2	$27.3	$38.9	72.9%	(29.8%)

Combined ratio	98.3%	98.7%	98.3%

Total
Underwriting profit	$260.6	$327.0	$345.0	(20.3%)	(5.2%)

Combined ratio	93.3%	89.5%	89.6%

Property. The decrease in underwriting profit in 2016 from 2015 primarily reflects an increase in catastrophe losses, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above. The decrease in underwriting profit in 2015 from 2014 primarily reflects the impact of lower net premiums earned, partially offset by a decrease in commissions, brokerage and other underwriting expenses and lower catastrophe losses, all as discussed above.

Casualty & other. The increase in underwriting profit in 2016 from 2015 primarily reflects an increase in favorable prior accident year loss reserve developments, as discussed above. The decrease in underwriting profit in 2015 from 2014 primarily reflects lower net premiums earned, the presence of catastrophe losses in 2015 and higher commission rates in 2015, partially offset by more favorable prior accident year loss reserve development, all as discussed above.

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

The underwriting results of the insurance segment are presented below.

Year Ended December 31, 2016	RSUI	CapSpecialty	PacificComp	Total
		($ in millions)
Gross premiums written	$ 1,056.4	$ 266.5	$139.8	$1,462.7
Net premiums written	734.1	250.0	138.3	1,122.4

Net premiums earned	754.5	237.5	138.8	1,130.8
Net loss and LAE:
Current year (excluding catastrophe losses)	391.4	122.8	104.7	618.9
Current year catastrophe losses	80.7	6.7	-	87.4
Prior years	(68.3)	(4.2)	(2.0)	(74.5)

Total net loss and LAE	403.8	125.3	102.7	631.8

Commissions, brokerage and other underwriting expenses	212.3	107.3	38.7	358.3

Underwriting profit (loss)(1)	$ 138.4	$ 4.9	$(2.6)	$140.7

Loss ratio(2):
Current year (excluding catastrophe losses)	51.9%	51.7%	75.4%	54.8%
Current year catastrophe losses	10.7%	2.8%	- %	7.7%
Prior years	(9.1%)	(1.8%)	(1.4%)	(6.6%)

Total net loss and LAE	53.5%	52.7%	74.0%	55.9%

Expense ratio(3)	28.1%	45.2%	27.9%	31.7%

Combined ratio(4)	81.6%	97.9%	101.9%	87.6%

Year Ended December 31, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$1,148.4	$236.6	$103.1	$1,488.1
Net premiums written	779.4	220.6	101.9	1,101.9

Net premiums earned	809.8	205.0	100.0	1,114.8
Net loss and LAE:
Current year (excluding catastrophe losses)	414.6	106.7	76.6	597.9
Current year catastrophe losses	26.1	4.3	-	30.4
Prior years	(11.9)	4.7	-	(7.2)

Total net loss and LAE	428.8	115.7	76.6	621.1
Commissions, brokerage and other underwriting expenses	222.9	94.3	36.9	354.1

Underwriting profit (loss)(1)	$158.1	$(5.0)	$(13.5)	$139.6

Loss ratio(2):
Current year (excluding catastrophe losses)	51.2%	52.1%	76.6%	53.6%
Current year catastrophe losses	3.2%	2.1%	- %	2.7%
Prior years	(1.5%)	2.3%	- %	(0.6%)

Total net loss and LAE	52.9%	56.5%	76.6%	55.7%
Expense ratio(3)	27.5%	46.1%	36.9%	31.8%

Combined ratio(4)	80.4%	102.6%	113.5%	87.5%

Year Ended December 31, 2014	RSUI	CapSpecialty	PacificComp	Total
		($ in millions)
Gross premiums written	$1,242.1	$212.7	$70.5	$1,525.3
Net premiums written	825.5	192.4	69.5	1,087.4

Net premiums earned	828.2	184.4	67.3	1,079.9
Net loss and LAE:
Current year (excluding catastrophe losses)	418.3	98.8	52.6	569.7
Current year catastrophe losses	44.4	4.0	-	48.4
Prior years	(35.4)	0.2	2.4	(32.8)

Total net loss and LAE	427.3	103.0	55.0	585.3

Commissions, brokerage and other underwriting expenses	220.8	92.0	32.0	344.8

Underwriting profit (loss)(1)	$180.1	$(10.6)	$(19.7)	$149.8

Loss ratio(2):
Current year (excluding catastrophe losses)	50.5%	53.6%	78.2%	52.8%
Current year catastrophe losses	5.4%	2.2%	- %	4.5%
Prior years	(4.3%)	0.1%	3.5%	(3.1%)

Total net loss and LAE	51.6%	55.9%	81.7%	54.2%

Expense ratio(3)	26.7%	49.9%	47.6%	31.9%

Combined ratio(4)	78.3%	105.8%	129.3%	86.1%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
RSUI
Premiums written:
Gross premiums written	$1,056.4	$1,148.4	$1,242.1	(8.0%)	(7.5%)
Net premiums written	734.1	779.4	825.5	(5.8%)	(5.6%)

Net premiums earned	754.5	809.8	828.2	(6.8%)	(2.2%)

CapSpecialty
Gross premiums written	$266.5	$236.6	$212.7	12.6%	11.2%
Net premiums written	250.0	220.6	192.4	13.3%	14.7%

Net premiums earned	237.5	205.0	184.4	15.9%	11.2%

PacificComp
Gross premiums written	$139.8	$103.1	$70.5	35.6%	46.2%
Net premiums written	138.3	101.9	69.5	35.7%	46.6%

Net premiums earned	138.8	100.0	67.3	38.8%	48.6%

Total
Premiums written:
Gross premiums written	$1,462.7	$1,488.1	$1,525.3	(1.7%)	(2.4%)
Net premiums written	1,122.4	1,101.9	1,087.4	1.9%	1.3%

Net premiums earned	1,130.8	1,114.8	1,079.9	1.4%	3.2%

RSUI. The decrease in gross premiums written in 2016 from 2015 primarily reflects declines in the property lines of business and, to a lesser extent, declines in RSUI’s other lines of business, all due to an increase in competition and a reduction in pricing. The decrease in gross premiums written in 2015 from 2014 primarily reflects declines in the property lines of business and, to a lesser extent, declines in the directors’ and officers’ liability, umbrella/excess and general liability lines of business, all due to an increase in competition.

The decrease in net premiums earned in 2016 from 2015 primarily reflects a decrease in gross premiums written in recent quarters. The decrease in net premiums earned in 2015 from 2014 reflects decreases in gross premiums written in earlier quarters, partially offset by a decrease in ceded premiums earned due to the reduction in property premiums ceded.

CapSpecialty. The increase in gross premiums written in 2016 from 2015 primarily reflects strong growth in the professional, environmental and construction lines of business and, to a lesser extent, an increase in the surety lines of business. The increase in gross premiums written in 2015 from 2014 primarily reflects strong growth in the professional lines of business, partially offset by declines in other property and casualty lines of business and the surety lines of business.

The increase in net premiums earned in 2016 from 2015 primarily reflects increases in gross premiums written in recent quarters. The increase in net premiums earned in 2015 from 2014 primarily reflects an increase in gross premiums written in recent quarters and lower ceded premiums earned due to a reduction in reinsurance coverage in 2015.

PacificComp. The increases in gross premiums written and net premiums earned in 2016 from 2015 and in 2015 from 2014 primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in targeted segments of the workers’ compensation market in the State of California.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$391.4	$414.6	$418.3	(5.6%)	(0.9%)
Current year catastrophe losses	80.7	26.1	44.4	209.2%	(41.2%)
Prior years	(68.3)	(11.9)	(35.4)	473.9%	(66.4%)

Total net loss and LAE	$403.8	$428.8	$427.3	(5.8%)	0.4%

Loss ratio:
Current year (excluding catastrophe losses)	51.9%	51.2%	50.5%
Current year catastrophe losses	10.7%	3.2%	5.4%
Prior years	(9.1%)	(1.5%)	(4.3%)

Total net loss and LAE	53.5%	52.9%	51.6%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$122.8	$106.7	$98.8	15.1%	8.0%
Current year catastrophe losses	6.7	4.3	4.0	55.8%	7.5%
Prior years	(4.2)	4.7	0.2	(189.4%)	2,250.0%

Total net loss and LAE	$125.3	$115.7	$103.0	8.3%	12.3%

Loss ratio:
Current year (excluding catastrophe losses)	51.7%	52.1%	53.6%
Current year catastrophe losses	2.8%	2.1%	2.2%
Prior years	(1.8%)	2.3%	0.1%

Total net loss and LAE	52.7%	56.5%	55.9%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$104.7	$76.6	$52.6	36.7%	45.6%
Current year catastrophe losses	-	-	-	–	–
Prior years	(2.0)	-	2.4	–	(100.0%)

Total net loss and LAE	$102.7	$76.6	$55.0	34.1%	39.3%

Loss ratio:
Current year (excluding catastrophe losses)	75.4%	76.6%	78.2%
Current year catastrophe losses	- %	- %	- %
Prior years	(1.4%)	- %	3.5%

Total net loss and LAE	74.0%	76.6%	81.7%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$618.9	$597.9	$569.7	3.5%	4.9%
Current year catastrophe losses	87.4	30.4	48.4	187.5%	(37.2%)
Prior years	(74.5)	(7.2)	(32.8)	934.7%	(78.0%)

Total net loss and LAE	$631.8	$621.1	$585.3	1.7%	6.1%

Loss ratio:
Current year (excluding catastrophe losses)	54.8%	53.6%	52.8%
Current year catastrophe losses	7.7%	2.7%	4.5%
Prior years	(6.6%)	(0.6%)	(3.1%)

Total net loss and LAE	55.9%	55.7%	54.2%

RSUI. The decrease in net loss and LAE in 2016 from 2015 primarily reflects an increase in favorable prior accident year loss reserve development and the impact of lower net premiums earned, partially offset by higher catastrophe losses. The slight increase in net loss and LAE in 2015 from 2014 primarily reflects less favorable prior accident year loss reserve development and a higher current accident year loss ratio for the casualty lines of business, partially offset by lower catastrophe losses and the impact of lower net premiums earned.

Catastrophe losses in 2016 primarily reflect losses from flooding and severe weather primarily in the State of Texas in April and May, losses from wildfires in Alberta, Canada in May, losses from flooding and severe weather primarily in the State of Louisiana and the Midwestern U.S. in the third quarter, losses from wildfires in the State of Tennessee in November and $26.8 million of losses from Hurricane Matthew, which caused property damage and flooding in the Southeast Coast of the U.S. in October. Catastrophe losses in 2015 primarily reflect several occurrences of severe weather in the Southeastern and Midwestern U.S. Catastrophe losses in 2014 primarily reflect the impact of nationwide severe winter weather in the U.S. in January and February and hail storms in the spring, summer and fall.

Net loss and LAE in 2016, 2015 and 2014 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below:

	Year Ended December 31,
	2016		2015		2014
			($ in millions)
Casualty	$(35.3)	(1)	$(2.9)	(2)	$(30.1)	(3)
Property and other	(33.0)	(4)	(9.0)	(5)	(5.3)	(6)

Total	$(68.3)		$(11.9)		$(35.4)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related to the 2011 through 2014 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2011 and 2012 accident years.
(4)	Includes favorable prior accident year loss reserve development of ($20.6) million from Super Storm Sandy in 2012 and various other smaller amounts primarily from the non-catastrophe property lines of business in recent accident years.
(5)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year loss reserve development related to unallocated LAE reserves.
(6)	Primarily reflects favorable prior accident year development on unallocated LAE reserves and prior year catastrophe loss reserves from recent accident years.

The favorable prior accident year loss reserve development in 2016, 2015 and 2014 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2016 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2016.

CapSpecialty. The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in 2016 compared with prior accident year loss reserve development in 2015. The increase in net loss and LAE in 2015 from 2014 primarily reflects the impact of higher net premiums earned, substantially higher unfavorable prior accident year loss reserve development and higher surety losses in the 2015 accident year, partially offset by lower property losses. The higher surety losses relate to a few large claims that were incurred in 2015 related to a discontinued large construction contract line of business. Lower property losses in 2015 reflect lower fire and weather-related losses in that year.

Net loss and LAE in 2016, 2015 and 2014 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below:

	Year Ended December 31,
	2016	2015		2014
		($ in millions)
Ongoing lines of business	$(0.3)	$11.0	(2)	$0.2
Terminated Program(1)	(1.9)	(6.3)		-
Asbestos-related illness and environmental impairment liability	(2.0)	-		-

Total	$(4.2)	$4.7		$0.2

(1)	Represents certain specialty lines of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(2)	Primarily reflects unfavorable prior accident year loss reserve development related to the casualty lines of business from the 2011 through 2013 accident years.

The favorable prior accident year loss reserve development in 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The unfavorable prior accident year loss reserve development in 2015 and 2014 reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2016 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2016.

PacificComp. The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in 2016. The increase in net loss and LAE in 2015 from 2014 primarily reflects the impact of higher net premiums earned, partially offset by unfavorable prior accident year loss reserve development in 2014.

The favorable prior accident year loss reserve development in 2016 related primarily to the 2012 and prior accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The unfavorable prior accident year loss reserve development in 2014 related primarily to the 2009 and prior accident years, and reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$212.3	$222.9	$220.8	(4.8%)	1.0%

Expense ratio	28.1%	27.5%	26.7%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$107.3	$94.3	$92.0	13.8%	2.5%

Expense ratio	45.2%	46.1%	49.9%

PacificComp
Commissions, brokerage and other underwriting expenses	$38.7	$36.9	$32.0	4.9%	15.3%

Expense ratio	27.9%	36.9%	47.6%

Total
Commissions, brokerage and other underwriting expenses	$358.3	$354.1	$344.8	1.2%	2.7%

Expense ratio	31.7%	31.8%	31.9%

RSUI. The decrease in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of lower net premiums earned and relatively stable overhead expenses. The slight increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects higher commissions and higher employee-related benefit and compensation costs, partially offset by the impact of lower net premiums earned. Higher commissions reflect the impact of RSUI’s binding authority lines of business, which incurs a higher commission rate than RSUI’s other lines of business, being a higher portion of RSUI’s overall book of business in 2015.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses. The slight increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflects the impact of higher overall net premiums earned, partially offset by a decline in the portion of CapSpecialty’s overall book of business comprising of CapSpecialty’s surety lines of business, which incur a higher commission rate than CapSpecialty’s other lines of business.

PacificComp. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses, partially offset by the deferral of certain acquisition costs for new business commencing in 2016. The increase in commissions, brokerage and other underwriting expenses in 2015 from 2014 primarily reflect the impact of growth in net premiums earned.

Insurance Segment: Underwriting profit. The following table summarizes our underwriting profit for the insurance segment.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
	($ in millions)
RSUI
Underwriting profit	$138.4	$158.1	$180.1	(12.5%)	(12.2%)

Combined ratio	81.6%	80.4%	78.3%

CapSpecialty
Underwriting profit (loss)	$4.9	$(5.0)	$(10.6)	(198.0%)	(52.8%)

Combined ratio	97.9%	102.6%	105.8%

PacificComp
Underwriting (loss)	$(2.6)	$(13.5)	$(19.7)	(80.7%)	(31.5%)

Combined ratio	101.9%	113.5%	129.3%

Total
Underwriting profit	$140.7	$139.6	$149.8	0.8%	(6.8%)

Combined ratio	87.6%	87.5%	86.1%

RSUI. The decrease in underwriting profit in 2016 from 2015 primarily reflects higher catastrophe losses and the impact of lower net premiums earned, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above. The decrease in underwriting profit in 2015 from 2014 primarily reflects less favorable prior accident year loss reserve development, a higher current accident year loss ratio for the casualty lines of business and the impact of lower net premiums earned, partially offset by lower catastrophe losses, all as discussed above.

CapSpecialty. The underwriting profit in 2016 compared with the underwriting loss in 2015 primarily reflects favorable prior accident year loss reserve development in 2016, compared with unfavorable prior accident year loss reserve development in 2015, and the impact of higher net premiums earned, all as discussed above. The decrease in underwriting losses in 2015 from 2014 primarily reflects the impact of higher net premiums earned and lower property losses, partially offset by higher surety losses and higher unfavorable prior accident year loss reserve development in 2015, all as discussed above.

PacificComp. PacificComp reported underwriting losses in 2016, 2015 and 2014 primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The decrease in underwriting losses in 2016 from 2015 primarily reflects the beneficial impact of growing net premiums earned, favorable prior accident year loss reserve development in 2016 and, to a lesser extent, the deferral of certain acquisition costs for new business commencing in 2016, all as discussed above. The decrease in underwriting losses in 2015 from 2014 primarily reflects the beneficial impact of growing net premiums earned and the lack of unfavorable development on prior accident year loss reserves in 2015 compared with unfavorable prior accident year loss reserve development in 2014, all as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table summarizes the investment results for our reinsurance and insurance segments.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
		($ in millions)
Net investment income	$433.1	$427.6	$448.9	1.3%	(4.7%)
Net realized capital gains	159.9	242.6	230.0	(34.1%)	5.5%
Other than temporary impairment losses	(45.2)	(125.5)	(36.3)	(64.0%)	245.7%

Net Investment Income. The slight increase in net investment income in 2016 from 2015 primarily reflects higher interest income from funds withheld by cedants, partially offset by lower dividend income and lower income from other invested assets. Interest income was reduced in the fourth quarter of 2016 by approximately $7 million of adjustments made to more accurately reflect premium amortization associated with certain bonds.

The decrease in net investment income in 2015 from 2014 primarily reflects lower dividends from common stocks in our equity securities portfolio, lower interest income and lower earnings from other invested assets. The decrease in dividends is due primarily to a partial restructuring of the equity portfolio during 2015, which resulted in several changes to our equity security holdings, higher realized gains and lower dividend income in 2015. The decrease in interest income is due primarily to lower investible balances and the impact of changes in foreign exchange rates.

Net Realized Capital Gains. The decrease in net realized capital gains in 2016 from 2015 primarily reflects lower gains from the sales of equity securities. Realized capital gains in 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity securities portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

The increase in net realized capital gains in 2015 from 2014 primarily reflects higher gains from the equity securities portfolio, partially offset by lower gains for the debt securities portfolio. Realized capital gains in 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio and the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses. Realized capital gains in 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, some additional realized capital gains taken on debt securities and a $9.4 million realized capital loss on the early redemption of $300 million par value of the 2015 Senior Notes.

Other Than Temporary Impairment Losses. OTTI losses in 2016 reflect $45.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $45.2 million of OTTI losses, $23.3 million related to equity securities, primarily in the retail, financial service, technology, chemical and entertainment sectors, and $21.9 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs.

OTTI losses in 2015 reflect $125.5 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $125.5 million of OTTI losses, $107.2 million related to equity securities, primarily in the energy, pharmaceutical, gaming and airline sectors, and $18.3 million related to debt securities, primarily in the energy and financial service sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily based on the fact that we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, the duration of the decline in the fair value of equity securities relative to their costs.

OTTI losses in 2014 reflect $36.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $36.3 million of OTTI losses, $28.7 million relate to equity securities, primarily in the mining sector, and $7.6 million relate to debt securities, primarily in the energy sector. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the decline in the fair value of equity securities relative to their cost as of the balance sheet date, and the fact that we lacked the intent to hold debt securities for a period of time sufficient to allow for an anticipated recovery.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on gross unrealized investment losses for debt and equity securities as of December 31, 2016.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS and Jazwares; (ii) oil and gas operations, conducted through SORC and included Alleghany Capital’s investment in ORX until we sold it on December 23, 2016; and (iii) corporate operations and investments at the Alleghany Capital level. In July 2014, Alleghany Capital acquired a 30 percent equity interest in Jazwares. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In October 2015, Alleghany Capital acquired a majority interest in IPS. ORX was accounted for under the equity method of accounting.

The results of Alleghany Capital for 2016, 2015 and 2014 are presented below.

Year Ended December 31, 2016	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
		($ in millions)

Net investment income	$0.3	$-	$(2.6)	$(2.3)
Net realized capital gains	(0.4)	(98.8)	13.2	(86.0)
Other than temporary impairment losses	-	-	-	-
Other revenue	678.3	9.3	(0.5)	687.1
Other operating expenses	633.9	37.4	9.2	680.5
Corporate administration	-	-	-	-
Amortization of intangible assets	22.1	-	-	22.1
Interest expense	1.8	-	0.1	1.9

Earnings (losses) before income taxes	$20.4	$(126.9)	$0.8	$(105.7)

Adjusted EBITDA(1)	$51.5	$(14.1)	$(12.3)	$25.1
Less: depreciation expense	(6.8)	(14.0)	-	(20.8)
Less: amortization of intangible assets	(22.1)	-	-	(22.1)
Less: interest expense	(1.8)	-	(0.1)	(1.9)
Add: net realized capital gains	(0.4)	(98.8)	13.2	(86.0)
Adjustments to equity in earnings of Jazwares and ORX	-	-	-	-

Earnings (losses) before income taxes	$20.4	$(126.9)	$0.8	$(105.7)

Year Ended December 31, 2015	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
		($ in millions)
Net investment income	$10.5	$(6.3)	$1.2	$5.4
Net realized capital gains	0.2	(25.8)	-	(25.6)
Other than temporary impairment losses	-	-	-	-
Other revenue	232.7	8.2	0.1	241.0
Other operating expenses	217.2	36.5	5.6	259.3
Corporate administration	-	-	-	-
Amortization of intangible assets	3.1	-	-	3.1
Interest expense	1.3	0.2	-	1.5

Earnings (losses) before income taxes	$21.8	$(60.6)	$(4.3)	$(43.1)

Adjusted EBITDA(1)	$30.0	$(25.3)	$(4.3)	$0.4
Less: depreciation expense	(3.8)	(8.6)	-	(12.4)
Less: amortization of intangible assets	(3.1)	-	-	(3.1)
Less: interest expense	(1.3)	(0.2)	-	(1.5)
Add: net realized capital gains	0.2	(25.8)	-	(25.6)
Adjustments to equity in earnings of Jazwares and ORX	(0.2)	(0.7)	-	(0.9)

Earnings (losses) before income taxes	$21.8	$(60.6)	$(4.3)	$(43.1)

Year Ended December 31, 2014	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
		($ in millions)
Net investment income	$7.1	$(3.2)	$(1.1)	$2.8
Net realized capital gains	0.3	-	2.5	2.8
Other than temporary impairment losses	-	-	-	-
Other revenue	134.4	7.2	4.0	145.6
Other operating expenses	126.1	25.5	12.9	164.5
Corporate administration	-	-	-	-
Amortization of intangible assets	0.4	-	-	0.4
Interest expense	0.7	0.1	0.1	0.9

Earnings (losses) before income taxes	$14.6	$(21.6)	$(7.6)	$(14.6)

Adjusted EBITDA(1)	$18.9	$(17.4)	$(10.0)	$(8.5)
Less: depreciation expense	(3.5)	(3.1)	-	(6.6)
Less: amortization of intangible assets	(0.4)	-	-	(0.4)
Less: interest expense	(0.7)	(0.1)	(0.1)	(0.9)
Add: net realized capital gains	0.3	-	2.5	2.8
Adjustments to equity in earnings of Jazwares and ORX	-	(1.0)	-	(1.0)

Earnings (losses) before income taxes	$14.6	$(21.6)	$(7.6)	$(14.6)

(1)	Adjusted EBITDA is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment; and (vi) income taxes.

The changes in Alleghany Capital’s equity for 2016, 2015 and 2014 are summarized as follows:

	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
		($ in millions)
Equity as of December 31, 2013	$90.4	$83.9	$34.5	$208.8
Earnings (losses) before income taxes	14.6	(21.6)	(7.6)	(14.6)
Income taxes(1)	(2.1)	10.2	(2.0)	6.1
Net earnings attributable to noncontrolling interest	(0.9)	-	-	(0.9)
Capital contributions (returns of capital) and other	62.3	96.6	(4.8)	154.1

Equity as of December 31, 2014	164.3	169.1	20.1	353.5
Earnings (losses) before income taxes	21.8	(60.6)	(4.3)	(43.1)
Income taxes(1)	(1.2)	9.2	9.7	17.7
Net earnings attributable to noncontrolling interest	(1.9)	-	-	(1.9)
Capital contributions (returns of capital) and other	92.8	88.3	(9.1)	172.0

Equity as of December 31, 2015	275.8	206.0	16.4	498.2
Earnings (losses) before income taxes	20.4	(126.9)	0.8	(105.7)
Income taxes(1)	(0.1)	44.8	(6.1)	38.6
Net earnings attributable to noncontrolling interest	(3.8)	-	-	(3.8)
Capital contributions (returns of capital) and other(2)	161.1	25.3	(23.2)	163.2

Equity as of December 31, 2016	$453.4	$149.2	$(12.1)	$590.5

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level.
(2)	Includes for 2016 the purchase of an additional 50 percent of Jazwares’ outstanding equity on April 15, 2016.

Net investment income. The decrease in net investment income in 2016 from 2015 primarily reflects a cessation of equity method income from Jazwares upon our acquisition of a majority interest on April 15, 2016 and losses on other invested assets in 2016, partially offset by the absence of losses from ORX in 2016. The increase in net investment income in 2015 from 2014 primarily reflects higher equity method income from Jazwares, partially offset by increased losses from ORX.

Net realized capital gains. Net realized capital losses in 2016 primarily reflect a $98.8 million capital loss due to an impairment charge from a write-down of certain SORC assets, partially offset by a gain of $13.2 million recognized by Alleghany Capital on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value, or the “Jazwares Remeasurement Gain.”

The SORC assets that were written-down relate specifically to SORC’s acquisition of a certain legacy oil field for the sole purpose of applying enhanced oil recovery techniques. After completing construction of its underground facility in 2014, SORC commenced its drilling program in 2015. The drilling program, however, was delayed by third-party equipment problems that have since been corrected as well as a longer than expected trial-and-error process determining the optimum well completion technique for the reservoir, and efforts to address a lack of vertical permeability in the reservoir formation. SORC engaged a third-party petroleum engineering firm to provide an assessment of its oil-recovery prospects and based on this assessment and other factors including oil prices, SORC wrote-down its legacy oil field assets to estimated fair value as of December 31, 2016.

Net realized capital losses in 2015 primarily reflect a $25.8 million capital loss related to an impairment charge related to a write-off of our investment in ORX. Net realized capital gains in 2014 primarily reflect a gain from the sale of an equity investment.

Other revenue and Other operating expenses. The increase in other revenue and other operating expenses in 2016 from 2015 primarily reflects the acquisition of IPS on October 31, 2015, the inclusion of Jazwares in our consolidated results as of April 15, 2016 and, to a lesser extent, growth at Kentucky Trailer. The increase in other revenue in 2015 from 2014 primarily reflects the acquisition of IPS on October 31, 2015 and, to a lesser extent, growth at Kentucky Trailer. The increase in other operating expenses in 2015 from 2014 primarily reflects the acquisition of IPS and, to a lesser extent, increased expenses at Kentucky Trailer and SORC.

Amortization of intangible assets. The increase in amortization of intangible assets in 2016 from 2015 primarily reflects the amortization of intangible assets from the acquisitions of IPS and Jazwares. The increase in amortization of intangible assets in 2015 from 2014 primarily reflects the amortization of intangible assets from the acquisition of IPS.

Earnings (losses) before income taxes. The increase in losses before income taxes in 2016 from 2015 primarily reflects the impairment charge from a write-down of certain SORC assets, partially offset by the acquisitions of IPS and Jazwares, growth at Kentucky Trailer, the Jazwares Remeasurement Gain in 2016 and the impairment charge related to a write-off of our investment in ORX in 2015, all as discussed above. The increase in losses before income taxes in 2015 from 2014 primarily reflects the impairment charge related to a write-off of our investment in ORX in 2015, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table summarizes the results for corporate activities.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Net premiums earned	$-	$-	$-
Net investment income	7.7	5.8	8.2
Net realized capital gains	(10.7)	(3.1)	14.3
Other than temporary impairment losses	-	(8.4)	-
Other revenue	7.3	2.9	0.9

Total revenues	4.3	(2.8)	23.4

Net loss and loss adjustment expenses	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-
Other operating expenses	4.1	2.6	2.5
Corporate administration	42.0	45.6	45.8
Amortization of intangible assets	-	-	-
Interest expense	52.5	52.0	42.3

(Losses) earnings before income taxes	$(94.3)	$(103.0)	$(67.2)

Net investment income. The increase in net investment income in 2016 from 2015 primarily reflects higher income from other invested assets. The decrease in net investment income in 2015 from 2014 primarily reflects lower dividend income.

Net realized capital gains. Net realized capital losses in 2016 primarily reflect the sale at a loss of equity securities in the mining and health care sectors. Net realized capital losses in 2015 primarily reflect the sale at a loss of equity securities in the energy sector. Net realized capital gains in 2014 primarily reflect gains from the sale of equity securities.

Other than temporary impairment losses. OTTI losses in 2015 reflect unrealized losses related to equity securities held at the Alleghany parent company that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Other revenue. The increases in other revenue in 2016 from 2015 and 2015 from 2014 primarily reflect a gain on the sale of a retail shopping center by Alleghany Properties in 2016, and a modest gain on a sale recorded by Alleghany Properties in 2015.

Corporate administration. The decrease in corporate administration expense in 2016 from 2015 primarily reflects lower long-term incentive compensation expense accruals due mainly to the impact of less favorable financial results, partially offset by the impact of an increase in the price per share of our common stock during 2016. Corporate administration expense in 2015 approximated corporate administration expense from 2014.

Interest expense. Interest expense in 2016 approximated interest expense in 2015. The increase in interest expense in 2015 from 2014 is due to the issuance of the 2044 Senior Notes (as defined on page 107 of this Form 10-K) on September 9, 2014.

(Losses) earnings before income taxes. The decrease in losses before income taxes in 2016 from 2015 primarily reflects the absence of OTTI losses in 2016 which were significant in 2015, an increase in other revenues and a decrease in corporate administration, partially offset by an increase in realized capital losses, all as discussed above. The increase in losses before income taxes in 2015 from 2014 primarily reflects net realized capital losses in 2015 compared with net realized capital gains in 2014, higher interest expense, and OTTI losses that were incurred in 2015, all as discussed above.

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

	As of December 31, 2016			As of December 31, 2015			As of December 31, 2014
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$952.7	$(106.7)	$846.0	$884.7	$(131.9)	$752.8	$992.3	$(56.6)	$935.7
Casualty & other(1)	7,324.4	(226.0)	7,098.4	7,283.5	(200.2)	7,083.3	8,138.7	(430.8)	7,707.9

	8,277.1	(332.7)	7,944.4	8,168.2	(332.1)	7,836.1	9,131.0	(487.4)	8,643.6

Insurance Segment
Property	362.2	(186.8)	175.4	285.9	(118.7)	167.2	311.4	(131.3)	180.1
Casualty(2)	2,083.1	(696.0)	1,387.1	2,033.0	(698.9)	1,334.1	1,873.7	(648.4)	1,225.3
Workers’ Compensation	241.2	(1.8)	239.4	190.1	(2.9)	187.2	159.6	(3.7)	155.9
All other(3)	192.1	(87.4)	104.7	192.9	(87.6)	105.3	182.6	(79.7)	102.9

	2,878.6	(972.0)	1,906.6	2,701.9	(908.1)	1,793.8	2,527.3	(863.1)	1,664.2

Eliminations	(68.5)	68.5	-	(70.9)	70.9	-	(61.1)	61.1	-

Total	$11,087.2	$(1,236.2)	$9,851.0	$10,799.2	$(1,169.3)	$9,629.9	$11,597.2	$(1,289.4)	$10,307.8

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between December 31, 2016 and December 31, 2015. Gross and net loss and LAE reserves as of December 31, 2016 increased from December 31, 2015, reflecting increases in our reinsurance and insurance segments. The increase in gross and net loss and LAE reserves at our reinsurance segment primarily reflects the impact of higher net premiums earned and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development, all as discussed above. The increase in gross and net loss and LAE reserves at our insurance segment primarily reflects higher current accident year losses and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development, all as discussed above.

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

As of December 31, 2016, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,272.2 million, consisting of $1,236.2 million of ceded outstanding loss and LAE and $36.0 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of December 31, 2016:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)

Swiss Reinsurance Company	A+ (Superior)	$172.1	13.5%

PartnerRe Ltd	A (Excellent)	116.1	9.1%

Syndicates at Lloyd’s of London	A (Excellent)	105.0	8.3%

Chubb Corporation	A++ (Superior)	91.4	7.2%

RenaissanceRe Holdings Ltd	A+ (Superior)	91.0	7.2%

W.R. Berkley Corporation	A+ (Superior)	89.9	7.1%

Allianz SE	A+ (Superior)	63.5	5.0%

Allied World Assurance Company Holdings, AG(3)	A (Excellent)	60.5	4.8%

Hannover Ruck SE	A+ (Superior)	46.9	3.7%

Fairfax Financial Holdings Ltd(3)	A (Excellent)	43.6	3.4%

All other reinsurers		392.2	30.7%

Total reinsurance recoverables(4)		$1,272.2	100.0%

Secured reinsurance recoverables(5)		$183.3	14.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In December 2016, Fairfax Financial Holdings Ltd announced its agreement to acquire Allied World Assurance Company Holdings, AG.
(4)	Approximately 94 percent of our reinsurance recoverables balance as of December 31, 2016 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
(5)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of December 31, 2016.

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

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to us, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” In general, actuarial judgments for shorter-tailed lines of business normally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. Reported losses for the shorter-tailed classes, such as property classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on actuarial assumptions for many accident years, these assumptions are generally only relevant for the more recent accident years. Therefore, these assumptions tend to be less critical and the reserves calculated pursuant to these assumptions are subject to less variability for the shorter-tailed lines of business.

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

While the reserving process is difficult for insurance business, the inherent uncertainties of estimating loss reserves are even greater for reinsurance business, due primarily to the longer-tailed nature of most of the reinsurance business, the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which can be subject to change without notice. TransRe writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business for classes such as medical malpractice, directors’ and officers’ liability, errors and omissions liability and general liability. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict.

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

In addition, the estimation of unpaid loss and LAE, including IBNR, for our reinsurance operations also takes into account assumptions with respect to many factors that will affect ultimate loss costs but are not yet known. The process by which actual carried reserves are determined considers not only actuarial estimates but a myriad of other factors. Such factors, both internal and external, which contribute to the variability and unpredictability of loss costs, include trends relating to jury awards, social trends, medical inflation, worldwide economic conditions, tort reforms, judicial interpretations of coverages, the regulatory environment, underlying policy pricing, terms and conditions and claims handling, among others. In addition, information gathered through underwriting and claims audits is also considered. We assess the reasonableness of our unpaid loss and LAE for our reinsurance operations using various actuarial methodologies, principally the paid development method, the reported loss development method and the Bornhuetter-Ferguson method as described below.

In conformity with GAAP, our reinsurance and insurance subsidiaries are not permitted to establish reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material adverse effect on our results of operations and financial condition during that period.

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2016; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

Methodologies and Assumptions. Our reinsurance and insurance subsidiaries use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claims reporting, settlement activity, claims frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, court resolutions and judicial interpretations, reinsurance coverage, legislative changes and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance subsidiaries and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs, changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiary. The length of the loss reporting lag affects their ability to accurately predict loss frequency, which are more predictable for lines with short reporting lags, as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table reflects the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2016:

	Frequency
Severity	1.0%	5.0%	10.0%
		($ in millions)
1.0%	$66.0	$198.8	$364.7
5.0%	198.8	336.7	509.2
10.0%	364.7	509.2	689.9

Our net reserves for loss and LAE of $9.9 billion as of December 31, 2016 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2016, 2015 and 2014 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. The (favorable) unfavorable prior accident year loss reserve development for 2016, 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2016		2015		2014
			($ in millions)
Reinsurance Segment:
Property:
Catastrophe events	$(14.2)	(1)	$(28.0)	(2)	$(17.3)	(3)
Non-catastrophe	(91.5)	(4)	(48.7)	(5)	(55.8)	(6)

Total property	(105.7)		(76.7)		(73.1)

Casualty & other:
Malpractice treaties(7)	(10.8)		(12.1)		(12.7)
Commuted A&E Liabilities(8)	-		38.2		-
Other	(177.0)	(9)	(157.7)	(10)	(96.6)	(11)

Total casualty & other	(187.8)		(131.6)		(109.3)

Total Reinsurance Segment	(293.5)		(208.3)		(182.4)

Insurance Segment:
RSUI:
Casualty	(35.3)	(12)	(2.9)	(13)	(30.1)	(14)
Property and other	(33.0)	(15)	(9.0)	(16)	(5.3)	(17)

Total RSUI	(68.3)		(11.9)		(35.4)

CapSpecialty:
Ongoing lines of business	(0.3)		11.0	(18)	0.2
Terminated Program(19)	(1.9)		(6.3)		-
Asbestos-related illness and environmental impairment liability	(2.0)		-		-

Total CapSpecialty	(4.2)		4.7		0.2

PacificComp	(2.0)	(20)	-		2.4	(21)

Total incurred related to prior years	$(368.0)		$(215.5)		$(215.2)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(2)	Includes favorable prior accident year loss reserve development of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(3)	Includes favorable prior accident year loss reserve development of ($1.6) million from Super Storm Sandy in 2012 and ($15.7) million of net favorable prior accident year loss reserve development from other catastrophes. The ($15.7) million primarily reflects favorable prior accident year loss reserve development from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year loss reserve development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 and 2015 accident years.
(5)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 and 2014 accident years.
(6)	Reflects favorable prior accident year loss reserve development primarily related to the 2012 accident year and, to a lesser extent, the 2011 accident year.
(7)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(8)	Represents unfavorable prior accident year development on Commuted A&E Liabilities related to the Commutation Agreement, as discussed above.
(9)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2003 through 2015 accident years.
(10)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.
(11)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2003 through 2007 and 2010 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development from the 2013 accident year and the 2002 and prior accident years.
(12)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(13)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related to the 2011 through 2014 accident years.

(14)	Primarily reflects favorable prior accident year loss reserve development in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2011 and 2012 accident years.
(15)	Includes favorable prior accident year loss reserve development of ($20.6) million from Super Storm Sandy in 2012 and various other smaller amounts primarily from the non-catastrophe property lines of business in recent accident years.
(16)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year loss reserve development related to unallocated LAE reserves.
(17)	Primarily reflects favorable prior accident year development on unallocated LAE reserves and prior year catastrophe loss reserves from recent accident years.
(18)	Primarily reflects unfavorable prior accident year loss reserve development related to the casualty lines of business from the 2011 through 2013 accident years.
(19)	Represents certain specialty lines of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(20)	Primarily reflects favorable prior accident year loss reserve development related to the 2012 and prior accident years.
(21)	Primarily reflects unfavorable prior accident year loss reserve development related to the 2009 and prior accident years.

Asbestos-Related Illness and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which, before the Commutation Agreement, represented the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2016. See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 41 and 42 of this Form 10-K for additional information on loss and LAE for risks relating to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 42 through 44 and pages 54 and 55 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

Fair Value Measurement of Certain Financial Assets

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value.

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

Since Level 3 valuations are based on techniques that use significant inputs that are unobservable with little or no market activity, the fair values under the market approach for Level 3 securities are less credible than under the income approach; however, the market approach, where feasible, is used to corroborate the fair values determined by the income approach. The market approach primarily relies on the securities’ relationships to quoted transaction prices for similarly structured instruments. To the extent that transaction prices for similarly structured instruments are not available for a particular security, other market approaches are used to corroborate the fair values determined by the income approach, including option adjusted spread analyses.

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

The impact of prepayment speeds on fair value is dependent on a number of variables including whether the securities were purchased at a premium or discount. A decrease in interest rates generally increases the assumed rate of prepayments, and an increase in interest rates generally decreases the assumed speed of prepayments. Increased prepayments increase the yield on securities purchased at a discount and reduce the yield on securities purchased at a premium. In a decreasing prepayment environment, yields on securities purchased at a discount are reduced but are increased for securities purchased at a premium. Changes in default assumptions on underlying collateral are generally accompanied by directionally similar changes in other collateral performance factors, but generally result in a directionally opposite change in prepayment assumptions.

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

We hold our equity and debt securities as available-for-sale, or “AFS,” and as such, these securities are recorded at fair value. We continually monitor the difference between cost and the estimated fair value of our equity and debt investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of a security’s decline in value is performed in its functional currency. If the decline is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write our cost-basis or amortized cost-basis down to the fair value of the security and record an OTTI loss on our statement of earnings. In addition, any portion of such decline related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

We then evaluate those equity securities where the unrealized loss is at least 20 percent of cost as of the balance sheet date or that have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either our internal stock analysts and/or by third-party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the equity security.

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

If we intend to sell or it is more likely than not that we will sell a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, we will consider a debt security to be impaired when we believe it to be probable that we will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, we develop a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate that we will not recover the full amount of its amortized cost basis in the debt security, we record an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the OTTI loss recognized in earnings is the non-credit related portion, which is recorded as a component of other comprehensive income.

In developing the cash flow analyses for debt securities, we consider various factors for the different categories of debt securities. For municipal bonds, we take into account the taxing power of the issuer, source of revenue, credit risk and enhancements and pre-refunding. For mortgage and asset-backed securities, we discount our best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Our models include assumptions about prepayment speeds, default and delinquency rates, underlying collateral (if any), credit ratings, credit enhancements and other observable market data. For corporate bonds, we review business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, are recorded as a consequence of business acquisitions. Goodwill represents the excess, if any, of the amount paid to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition. Other intangible assets are recorded at their fair value as of the acquisition date. A significant amount of judgment is needed to determine the fair value as of the date of acquisition of other intangible assets and the net assets acquired in a business acquisition. The determination of the fair value of other intangible assets and net assets often involves the use of valuation models and other estimates, which involve many assumptions and variables and are inherently subjective. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and intangible assets that have an indefinite useful life are not subject to amortization.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary of ours may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair values of our operating subsidiary with its respective carrying amount including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating the fair value of an operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the operating subsidiary over the aggregate estimated fair value of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

Our consolidated balance sheet as of December 31, 2016 includes goodwill of $285.0 million related primarily to Jazwares, IPS, RSUI, CapSpecialty, Bourn & Koch and Kentucky Trailer, and intangible assets, net of amortization, of $378.7 million related primarily to TransRe, Jazwares, IPS, RSUI, CapSpecialty, Bourn & Koch and Kentucky Trailer. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

Premiums written and earned, along with related costs, for which data have not been reported by the ceding companies, are estimated based on historical patterns and other relevant factors. Such estimates of premiums earned are considered when establishing the IBNR portion of loss reserves. The differences between these estimates and actual data subsequently reported, which may be material as a result of the diversity of cedants and reporting practices and the inherent difficulty in estimating premium inflows, among other factors, are recorded in the period when actual data become available and such differences may materially affect our results of operations.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2016, we held total marketable securities and cash of $1,047.4 million, compared with $821.3 million as of December 31, 2015. The increase in 2016 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, capital contributions to Alleghany Capital for the additional investment in Jazwares and capital contributions to SORC, a capital contribution to PacificComp and our investment in certain private equity investments, all as further described below. The $1,047.4 million is comprised of $460.6 million at the Alleghany parent company, $504.0 million at AIHL and $82.8 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2016.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.9 billion as of December 31, 2016, compared with approximately $7.6 billion as of December 31, 2015. The increase in stockholders’ equity in 2016 primarily reflects net earnings, partially offset by a decrease in unrealized appreciation on our debt securities portfolio and repurchases of our common stock. The decrease in unrealized appreciation on our debt securities portfolio is due to an increase in longer-term interest rates that occurred in 2016. As of December 31, 2016, we had 15,410,164 shares of our common stock outstanding, compared with 15,544,077 shares of our common stock outstanding as of December 31, 2015.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044, or the “2044 Senior Notes.” The 2044 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2044 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The terms of the 2044 Senior Notes permit redemption prior to their maturity. The indenture under which the 2044 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2044 Senior Notes were issued at approximately 99.3 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $294.3 million and an effective yield of approximately 5.0 percent.

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

On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022, or the “2022 Senior Notes.” The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2022 Senior Notes is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million and an effective yield of approximately 5.05 percent.

On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020, or the “2020 Senior Notes.” The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2020 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million and an effective yield of approximately 5.67 percent.

On April 13, 2015, S&P upgraded Alleghany’s issuer credit rating to “BBB+” from “BBB,” on January 27, 2016, Moody’s upgraded Alleghany’s issuer credit ratings to Baa1 from Baa2 and on August 19, 2016, A.M. Best upgraded Alleghany’s issuer credit rating to “a-” from “bbb+.”

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

There were no borrowings under the Credit Agreement in 2016 and there were no outstanding borrowings under the Credit Agreement as of December 31, 2016. In 2015, we borrowed and repaid $60.0 million under the Credit Agreement.

Dividends from Subsidiaries. As of December 31, 2016, approximately $6.6 billion of our total equity of $7.9 billion was unavailable for dividends or advances to us from our subsidiaries. The remaining $1.3 billion was available for dividends or advances to us from our subsidiaries, or was retained at the Alleghany parent level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2016.

The ability of our reinsurance and insurance subsidiaries to pay dividends or other distributions is subject to the laws and regulations applicable to each subsidiary, as well as each subsidiary’s need to maintain capital requirements adequate to maintain its operations and financial strength ratings issued by independent rating agencies.

In the U.S., our reinsurance and insurance subsidiaries are subject to insurance laws and regulations that restrict the amount and timing of dividends they may pay without the prior approval of regulatory authorities. Under the insurance holding company laws and regulations, our reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the lesser (or, in some jurisdictions, the greater) of (i) 10 percent of the statutory surplus of the reinsurer or insurer as of the end of the prior calendar year (or, in certain states, as of the end of the prior quarter) and (ii) the net income during the prior calendar year (or, in certain states, the adjusted statutory net investment income). In addition, certain states where Alleghany’s reinsurance and insurance subsidiaries are domiciled prohibit a domestic insurance company from paying dividends except out of earned surplus.

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

A summary of dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
TransRe(1)	$375.0	$250.0	$300.0
RSUI	100.0	150.0	225.0

Total	$475.0	$400.0	$525.0

(1)	In 2016, 2015 and 2014, TRC paid dividends of $350.0 million, $400.0 million and $400.0 million, respectively, to the TransRe holding company.

As of December 31, 2016, a maximum amount of $15.0 million was available for dividends by TRC without prior approval of the applicable regulatory authorities.

Common Stock Repurchases. In October 2012, our Board of Directors authorized the repurchase of shares of common stock at such times and at prices as management determines to be advisable, up to an aggregate of $300.0 million, or the “2012 Repurchase

Program.” In July 2014, our Board of Directors authorized the repurchase, upon the completion of the 2012 Repurchase Program, of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In the fourth quarter of 2014, we completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. In November 2015, our Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of December 31, 2016, we had $379.2 million remaining under our share repurchase authorization.

Pursuant to the 2012 Repurchase Program, 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, we repurchased shares of our common stock in 2016, 2015 and 2014 as follows:

	Year Ended December 31,
	2016	2015	2014
Shares repurchased	142,186	520,466	732,391
Costs of shares repurchased (in millions)	$68.3	$243.8	$300.5
Average price per share repurchased	$480.49	$468.45	$410.27

Dividends. From 1999 through 2011, we declared stock dividends in lieu of cash dividends every year. Our Board of Directors determined not to declare a dividend, cash or stock, for 2012 through 2016.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2016, we made capital contributions of $24.0 million to PacificComp to provide additional capital support and an aggregate of $147.4 million to Alleghany Capital to: (i) acquire an additional 50 percent of Jazwares outstanding equity for $122.1 million (excluding amounts for transaction costs and estimates of future amounts payable); and (ii) make $25.3 million of capital contributions to SORC for purposes of ongoing operations. In 2015, we made an aggregate of $178.1 million capital contributions to Alleghany Capital to: (i) make $88.2 million of capital contributions to SORC for purposes of funding an acquisition and ongoing operations; and (ii) make an $89.9 million investment in IPS (excluding amounts for transaction costs and estimates of future amounts payable). In 2014, we made a $297.3 million capital contribution to TransRe to redeem $300 million par value of the 2015 Senior Notes, as described above. In 2014, we also made capital contributions an aggregate of $171.9 million to Alleghany Capital to: (i) make $96.6 million of capital contributions to SORC; (ii) exercise an option to increase its ownership in Kentucky Trailer by $15.0 million; and (iii) make a $60.3 million investment in Jazwares. We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. As of December 31, 2016, certain long-term aggregate contractual obligations and credit-related financial commitments were as follows:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Year but Within 5 Years	More than 5 Years
			($ in millions)
Loss and LAE	$11,087.2	$2,736.3	$3,366.1	$1,906.7	$3,078.1
Senior Notes(1) and other debt and related interest	2,674.9	84.1	220.7	456.0	1,914.1
Operating lease obligations	275.4	37.2	66.3	52.6	119.3
Investments(2)	172.4	68.2	52.1	52.1	-
Other long-term liabilities(3)	482.3	120.4	57.4	24.4	280.1

Total	$14,692.2	$3,046.2	$3,762.6	$2,491.8	$5,391.6

(1)	“Senior Notes” refers to: (i) the Alleghany Senior Notes, consisting of the 2020 Senior Notes, the 2022 Senior Notes and the 2044 Senior Notes; and (ii) TransRe’s 8.00% senior notes due on November 30, 2039. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further details on the Senior Notes and other debt.
(2)	Primarily reflect capital commitments to investment partnerships.
(3)	Primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

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

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of December 31, 2016, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $233.7 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC, or “Ares,” an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at our discretion. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets and we account for our investment using the equity method of accounting. As of December 31, 2016, AIHL’s carrying value in Ares was $224.0 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of December 31, 2016, the carrying value of our commercial loan portfolio was $594.9 million, representing the unpaid principal balance on the loans. As of December 31, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loan was made.

Energy Holdings. As of December 31, 2016, we had holdings in energy sector businesses of $871.1 million, comprised of $313.3 million of debt securities, $408.6 million of equity securities and $149.2 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2016.

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

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through December 31, 2016, we have invested $269.2 million in SORC, of which $128.6 million was invested in SORC’s acquisition of certain legacy oil fields for the sole purpose of applying enhanced oil recovery techniques.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries. As of December 31, 2016, this includes $41.0 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $31.2 million of borrowings by Jazwares under its available credit facility and $20.6 million of debt at Bourn & Koch related to borrowings to finance an acquisition. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of S&P, Moody’s or Fitch. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2016 and 2015 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2016. As of December 31, 2016, the ratings of our debt securities portfolio were as follows:

	Ratings as of December 31, 2016
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,243.3	$-	$-	$-	$1,243.3
Municipal bonds	655.1	2,669.6	766.2	53.2	41.7	4,185.8
Foreign government obligations	522.7	309.0	195.9	19.4	0.1	1,047.1
U.S. corporate bonds	5.7	107.1	582.1	979.9	518.3	2,193.1
Foreign corporate bonds	127.3	133.7	478.0	263.7	86.1	1,088.8
Mortgage and asset-backed securities:
RMBS	37.2	953.3	0.1	1.0	8.8	1,000.4
CMBS	256.2	358.3	70.3	48.1	1.9	734.8
Other asset-backed securities	762.3	137.8	278.3	308.5	3.0	1,489.9

Total debt securities	$2,366.5	$5,912.1	$2,370.9	$1,673.8	$659.9	$12,983.2

Percentage of debt securities	18.2%	45.5%	18.3%	12.9%	5.1%	100.0%

(1)	Consists of $284.1 million of securities rated BB / Ba, $185.7 million of securities rated B, $57.1 million of securities rated CCC, $2.0 million of securities rated CC, $4.0 million of securities rated below CC and $127.0 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of December 31, 2016, our debt securities portfolio had an effective duration of approximately 4.5 years compared with 4.6 years as of December 31, 2015. As of December 31, 2016, approximately $3.5 billion, or 27.0 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.1 billion as of December 31, 2016 from approximately $17.8 billion as of December 31, 2015, primarily reflecting cash flows from operating activities, partially offset by our acquisition of Jazwares, the impact of repurchases of our common stock, capital contributions to SORC and the impact of a decrease in unrealized appreciation on our debt securities portfolio. The decrease in unrealized appreciation on our debt securities portfolio is due to an increase in longer-term interest rates that occurred in 2016.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$16,899.2	$16,899.2	$17,007.6	$17,007.6

Liabilities
Senior Notes and other debt(2)	$1,476.5	$1,584.3	$1,419.4	$1,525.0

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes and other debt.

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value.

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

Since Level 3 valuations are based on techniques that use significant inputs that are unobservable with little or no market activity, the fair values under the market approach for Level 3 securities are less credible than under the income approach; however, the market approach, where feasible, is used to corroborate the fair values determined by the income approach. The market approach primarily relies on the securities’ relationships to quoted transaction prices for similarly structured instruments. To the extent that transaction prices for similarly structured instruments are not available for a particular security, other market approaches are used to corroborate the fair values determined by the income approach, including option adjusted spread analyses.

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

The impact of prepayment speeds on fair value is dependent on a number of variables including whether the securities were purchased at a premium or discount. A decrease in interest rates generally increases the assumed rate of prepayments, and an increase in interest rates generally decreases the assumed speed of prepayments. Increased prepayments increase the yield on securities purchased at a discount and reduce the yield on securities purchased at a premium. In a decreasing prepayment environment, yields on securities purchased at a discount are reduced but are increased for securities purchased at a premium. Changes in default assumptions on underlying collateral are generally accompanied by directionally similar changes in other collateral performance factors, but generally result in a directionally opposite change in prepayment assumptions.

Our Level 3 liabilities consist of the debt of Alleghany Capital’s operating subsidiaries.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2016 and 2015 were as follows:

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes and other debt	$-	$1,488.7	$36.3	$1,525.0

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $903.8 million and $946.7 million of collateralized loan obligations as of December 31, 2016 and 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2016, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$18.9	$-	$0.5	$-	$90.6	$156.8	$90.4	$44.0	$401.2	$16.2	$417.4
California	9.2	40.8	-	12.7	1.3	26.9	107.5	2.1	200.5	90.4	290.9
Texas	20.5	-	-	-	25.0	79.2	68.3	-	193.0	81.3	274.3
Massachusetts	14.2	19.6	-	-	29.3	44.0	39.7	0.2	147.0	121.8	268.8
Ohio	45.1	4.9	0.2	1.5	2.1	1.7	76.8	2.2	134.5	62.3	196.8
Washington	1.1	-	-	-	13.5	8.6	72.5	3.4	99.1	57.2	156.3
North Carolina	13.5	26.0	-	-	-	0.6	6.6	15.8	62.5	71.6	134.1
District of Columbia	-	-	-	-	71.7	40.0	7.5	-	119.2	9.4	128.6
Colorado	21.0	14.1	-	9.8	5.8	34.9	13.1	-	98.7	24.2	122.9
Maryland	-	-	-	-	-	35.0	13.2	-	48.2	53.7	101.9
All other states	198.2	78.1	41.4	58.5	133.1	187.1	207.9	98.6	1,002.9	395.6	1,398.5

Total	$341.7	$183.5	$42.1	$82.5	$372.4	$614.8	$703.5	$166.3	$2,506.8	$983.7	3,490.5

Total advance refunded / escrowed maturity bonds											695.3

Total municipal bonds											$4,185.8

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” We define PML as our anticipated maximum loss (taking into account contract limits) caused by a single catastrophe event at a specified estimated return period affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2017 for TransRe and December 1, 2016 for RSUI and PacificComp. Modeled results also reflect losses arising from certain of our invested assets that have specific catastrophe exposures.

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

	100 Year Return Period		250 Year Return Period
	Gross Loss (before tax)	Net Loss (after tax)	Gross Loss (before tax)	Net Loss (after tax)
	($ in billions)
Florida, Wind	$ 1.4	$ 0.4	$ 2.1	$ 0.6
California, Earthquake	1.0	0.3	1.7	0.4
Gulf Coast, Wind	0.8	0.3	1.4	0.4
Northeast U.S., Wind	0.7	0.2	1.5	0.4
Europe, Wind	0.6	0.2	0.9	0.3
Japan, Earthquake	0.5	0.2	0.8	0.3
Japan, Wind	0.5	0.2	0.6	0.2

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 and 250 year return period. These costs would represent approximately 5 percent and 7 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2016, compared with approximately 7 and 10 percent as of December 31, 2015, respectively. The decline in net PMLs is due in part to the changes in the timing of retrocessional reinsurance purchases. Excluding the timing impact of additional cover due to expire in May 2017, after-tax net PMLs for “Florida, Wind” at a 100 and 250 year return period would have been approximately 6 percent and 8 percent of stockholders’ equity attributable to Alleghany, respectively, as of December 31, 2016. If multiple severe catastrophe events occur in any one year, or a single catastrophe event affects more than one geographic area, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

In April 2015, the FASB issued guidance that requires debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective in the first quarter of 2016. We adopted this guidance on a retrospective basis in the first quarter of 2016 and the implementation resulted in a reduction of other assets and a corresponding decrease in Senior Notes and other debt of approximately $7 million as of March 31, 2016 and December 31, 2015.

In May 2015, the FASB issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) IBNR liabilities by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age by accident year. In addition, the guidance requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We have adopted this guidance as of December 31, 2016 and the implementation did not have an impact on our results of operations and financial condition. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for the new disclosures.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. In July 2015, the FASB determined that it would delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We will adopt this guidance in the first quarter of 2018 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize assets and liabilities for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information on our leases.

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

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance is effective in the first quarter of 2020 for public entities. We will adopt this guidance in the first quarter of 2020 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our and our subsidiaries’ debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of December 31, 2016 of our (i) consolidated debt securities and (ii) Senior Notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2016 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
				($ in millions)
Assets:
Debt securities, fair value	$14,386.7	$14,056.9	$13,566.1	$12,983.2	$12,409.3	$11,864.0	$11,355.1
Estimated change in fair value	1,403.5	1,073.7	582.9	-	(573.9)	(1,119.2)	(1,628.1)

Liabilities:
Senior Notes and other debt, fair value	$2,064.0	$1,884.4	$1,718.3	$1,584.3	$1,469.1	$1,369.9	$1,283.8
Estimated change in fair value	479.7	300.1	134.0	-	(115.2)	(214.4)	(300.5)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2016 on the estimated fair value of our consolidated equity securities portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,109.5	20% Increase	$ 3,731.4	5.1%
	20% Decrease	$ 2,487.6	(5.1%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $348.8 million as of December 31, 2016.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made, and we have recently initiated a hedging program that is designed to mitigate this risk for a portion of our exposure to certain currencies. As of December 31, 2016, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of December 31, 2016 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2016
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 351.0(1)	20% Increase	$ 421.2	0.6%
	20% Decrease	$ 280.8	(0.6%)

(1)	Denotes a net asset position as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alleghany Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2017

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2016	2015
	($ in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2016 – $2,816,572; 2015 – $2,740,984)	$3,109,523	$3,005,908
Debt securities (amortized cost: 2016 – $12,927,103; 2015 – $13,529,923)	12,983,213	13,605,963
Short-term investments	778,410	365,810

	16,871,146	16,977,681
Commercial mortgage loans	594,878	177,947
Other invested assets	645,245	676,811

Total investments	18,111,269	17,832,439
Cash	594,091	475,267
Accrued investment income	113,763	115,313
Premium balances receivable	743,692	752,103
Reinsurance recoverables	1,272,219	1,249,948
Ceded unearned premiums	201,023	190,368
Deferred acquisition costs	448,634	419,448
Property and equipment at cost, net of accumulated depreciation and amortization	112,920	101,306
Goodwill	284,974	141,015
Intangible assets, net of amortization	378,680	212,790
Current taxes receivable	25,950	12,129
Net deferred tax assets	354,852	468,440
Funds held under reinsurance agreements	591,602	234,549
Other assets	522,922	633,964

Total assets	$23,756,591	$22,839,079

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,087,199	$10,799,242
Unearned premiums	2,175,498	2,076,061
Senior Notes and other debt	1,476,489	1,419,363
Reinsurance payable	90,659	69,297
Other liabilities	912,081	894,690

Total liabilities	15,741,926	15,258,653

Redeemable noncontrolling interests	74,720	25,719

Common stock (shares authorized: 2016 and 2015 – 22,000,000; shares issued: 2016 and 2015 – 17,459,961)	17,460	17,460
Contributed capital	3,611,993	3,611,631
Accumulated other comprehensive income	109,284	116,273
Treasury stock, at cost (2016 – 2,049,797 shares; 2015 – 1,915,884 shares)	(812,840)	(747,784)
Retained earnings	5,014,048	4,557,127

Total stockholders’ equity attributable to Alleghany stockholders	7,939,945	7,554,707

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$23,756,591	$22,839,079

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$4,975,777	$4,230,286	$4,410,647
Net investment income	438,455	438,817	459,876
Net realized capital gains	63,205	213,897	247,058
Other than temporary impairment losses	(45,165)	(133,868)	(36,294)
Other revenue	698,747	250,346	150,522

Total revenues	6,131,019	4,999,478	5,231,809

Costs and Expenses
Net loss and loss adjustment expenses	2,917,166	2,339,790	2,494,565
Commissions, brokerage and other underwriting expenses	1,657,251	1,423,889	1,421,306
Other operating expenses	765,226	342,361	252,673
Corporate administration	42,960	46,503	47,054
Amortization of intangible assets	19,012	(2,211)	(5,750)
Interest expense	81,599	91,778	90,052

Total costs and expenses	5,483,214	4,242,110	4,299,900

Earnings before income taxes	647,805	757,368	931,909
Income taxes	187,141	195,173	251,777

Net earnings	460,664	562,195	680,132
Net earnings attributable to noncontrolling interest	3,743	1,880	893

Net earnings attributable to Alleghany stockholders	$456,921	$560,315	$679,239

Net earnings	$460,664	$562,195	$680,132
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $36,468, ($83,332) and $193,881 for 2016, 2015 and 2014, respectively	67,726	(154,759)	360,065
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($36,281), ($37,044) and ($77,042) for 2016, 2015 and 2014, respectively	(67,380)	(68,796)	(143,077)
Change in unrealized currency translation adjustment, net of deferred taxes of ($3,889), ($7,940) and ($21,464) for 2016, 2015 and 2014, respectively	(7,223)	(14,746)	(39,861)
Retirement plans	(112)	990	(10,473)

Comprehensive income (loss)	453,675	324,884	846,786
Comprehensive income attributable to noncontrolling interest	3,743	1,880	893

Comprehensive income attributable to Alleghany stockholders	$449,932	$323,004	$845,893

Basic earnings per share attributable to Alleghany stockholders	$29.60	$35.14	$41.40
Diluted earnings per share attributable to Alleghany stockholders	29.59	35.13	41.40

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2016
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2013
(17,459,961 shares of common stock issued; 693,769 in treasury)	$ 17,460	$ 3,613,151	$ 186,930	$ (213,911)	$ 3,320,127	$ 6,923,757	$ 23,764
Add (deduct):
Net earnings	-	-	-	-	679,239	679,239	893
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(10,473)	-	-	(10,473)	-
Change in unrealized appreciation of investments, net	-	-	216,988	-	-	216,988	-
Change in unrealized currency translation adjustment, net	-	-	(39,861)	-	-	(39,861)	-

Comprehensive income	-	-	166,654	-	679,239	845,893	893

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(300,478)	-	(300,478)	-
Other, net	-	(2,434)	-	6,690	-	4,256	(16,041)

Balance as of December 31, 2014
(17,459,961 shares of common stock issued; 1,405,638 in treasury)	17,460	3,610,717	353,584	(507,699)	3,999,366	7,473,428	8,616
Add (deduct):
Net earnings	-	-	-	-	560,315	560,315	1,880
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	990	-	-	990	-
Change in unrealized appreciation of investments, net	-	-	(223,555)	-	-	(223,555)	-
Change in unrealized currency translation adjustment, net	-	-	(14,746)	-	-	(14,746)	-

Comprehensive income	-	-	(237,311)	-	560,315	323,004	1,880

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(243,814)	-	(243,814)	-
Other, net	-	914	-	3,729	(2,554)	2,089	15,223

Balance as of December 31, 2015
(17,459,961 shares of common stock issued; 1,915,884 in treasury)	17,460	3,611,631	116,273	(747,784)	4,557,127	7,554,707	25,719
Add (deduct):
Net earnings	-	-	-	-	456,921	456,921	3,743
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(112)	-	-	(112)	-
Change in unrealized appreciation of investments, net	-	-	346	-	-	346	-
Change in unrealized currency translation adjustment, net	-	-	(7,223)	-	-	(7,223)	-

Comprehensive income	-	-	(6,989)	-	456,921	449,932	3,743

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(68,320)	-	(68,320)	-
Other, net	-	362	-	3,264	-	3,626	45,258

Balance as of December 31, 2016
(17,459,961 shares of common stock issued; 2,049,797 in treasury)	$ 17,460	$ 3,611,993	$ 109,284	$ (812,840)	$ 5,014,048	$ 7,939,945	$ 74,720

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Cash flows from operating activities
Net earnings	$460,664	$562,195	$680,132
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	160,469	163,062	178,949
Net realized capital (gains) losses	(63,205)	(213,897)	(247,058)
Other than temporary impairment losses	45,165	133,868	36,294
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(909)	101,332	(8,838)
(Increase) decrease in premium balances receivable	8,411	(68,255)	(8,593)
(Increase) decrease in ceded unearned premiums	(10,655)	(5,933)	(11,287)
(Increase) decrease in deferred acquisition costs	(29,186)	(66,279)	(18,429)
(Increase) decrease in funds held under reinsurance agreements	(357,053)	(104,442)	25,948
Increase (decrease) in unearned premiums	99,437	241,877	68,634
Increase (decrease) in loss and loss adjustment expenses	287,957	(797,974)	(355,325)
Change in unrealized foreign exchange losses (gains)	155,230	172,006	172,856
Other, net	36,602	208,418	(140,504)

Net adjustments	332,263	(236,217)	(307,353)

Net cash provided by (used in) operating activities	792,927	325,978	372,779

Cash flows from investing activities
Purchases of debt securities	(5,960,516)	(7,474,017)	(6,783,116)
Purchases of equity securities	(2,093,644)	(3,496,203)	(1,521,201)
Sales of debt securities	4,895,282	6,377,573	5,558,948
Maturities and redemptions of debt securities	1,512,879	1,653,606	1,437,988
Sales of equity securities	2,067,095	3,172,826	1,043,181
Net (purchases) sales of short-term investments	(442,784)	326,765	624,209
Net (purchases) sales and maturities of commercial mortgage loans	(416,931)	(177,947)	-
Purchases of property and equipment	(24,005)	(27,258)	(43,681)
Purchases of subsidiaries, net of cash acquired	(180,242)	(156,867)	(8,203)
Other, net	(29,861)	(26,820)	(257,090)

Net cash provided by (used in) investing activities	(672,727)	171,658	51,035

Cash flows from financing activities
Proceeds from issuance of Senior Notes	-	-	297,942
Debt issue costs paid	-	-	(3,625)
Treasury stock acquisitions	(68,320)	(243,814)	(300,478)
Repayment of Senior Notes	-	(367,002)	(318,588)
Other, net	50,906	2,033	22,674

Net cash provided by (used in) financing activities	(17,414)	(608,783)	(302,075)

Effect of exchange rate changes on cash	16,038	(18,845)	(14,795)

Net increase (decrease) in cash	118,824	(129,992)	106,944
Cash at beginning of period	475,267	605,259	498,315

Cash at end of period	$594,091	$475,267	$605,259

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$80,817	$102,146	$100,977
Income taxes paid (refund received)	83,023	59,699	335,050

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

Alleghany Corporation (“Alleghany”), a Delaware corporation owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp has been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006. Alleghany’s reinsurance operations commenced on March 6, 2012 when Alleghany consummated a merger with Transatlantic Holdings, Inc. (“TransRe”) and TransRe became one of Alleghany’s wholly-owned subsidiaries.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also sources, executes, manages and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s investments are included in other activities for segment reporting purposes and include:

•	Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado;

•	Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer and remanufacturer/retrofitter of precision machine tools and supplier of replacement parts, headquartered in Rockford, Illinois;

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS-Integrated Project Services, LLC (“IPS”), a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania; and

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a toy and consumer electronics company, headquartered in Sunrise, Florida.

The results of IPS have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on October 31, 2015. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In addition, Alleghany owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). Alleghany owned an approximately 15 percent equity interest in ORX Exploration, Inc. (“ORX”), a regional oil and gas exploration and production company, until it was sold on December 23, 2016. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interest. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2023), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interest for all periods presented. During 2016 and 2015, Bourn & Koch had approximately 11 percent and 12 percent, respectively, noncontrolling interests outstanding, Kentucky Trailer had approximately 20 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding beginning October 31, 2015 and Jazwares had approximately 20 percent noncontrolling interests outstanding beginning April 15, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Alleghany relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those reported results to the extent that those estimates and assumptions prove to be inaccurate. Changes in estimates are reflected in the consolidated statement of earnings and comprehensive income in the period in which the changes are made.

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

AFS securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, applicable to AFS securities, as well as partnership investments that Alleghany accounts for as AFS, are excluded from earnings and reflected in comprehensive income, and the cumulative effect is reported as a separate component of stockholders’ equity until realized. If a decline in fair value is deemed to be other than temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other than temporary impairment (“OTTI”) loss on the statement of earnings. In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against earnings.

Commercial mortgage loans are carried at unpaid principal balance, less allowance for loan losses. The allowance for loan losses is a valuation allowance for incurred credit losses when management believes the uncollectibility of a loan balance is probable. Subsequent recoveries, if any, are credited to the allowance. Interest income on loans is accrued as earned.

Other invested assets include invested assets not identified above, primarily related to: (i) equity investments in operating companies where Alleghany has significant influence (an aggregate common stock position held at or above 20 percent is presumed to convey significant influence); (ii) partnership investments (including hedge funds and private equity funds); and (iii) non-marketable equity investments. Equity investments in operating companies where Alleghany has significant influence are accounted for using the equity method. Partnership investments are accounted for as either AFS or using the equity method where Alleghany has significant influence. Non-marketable equity investments are accounted for as AFS securities.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of: (i) interest income from debt securities, short-term investments, commercial mortgage loans, funds withheld by cedants and cash, including any premium amortization or discount accretion; (ii) dividend income from equity securities; and (iii) investment income from other invested assets, which generally includes distributions when receivable and earnings from investments accounted for under the equity method; less expenses related to investments. Interest income is accrued when earned. Premiums and discounts arising from the purchase of certain debt securities are treated as a yield adjustment over the estimated useful life of the securities, adjusted for anticipated prepayments using the retrospective interest method. Under this method, the effective yield on a security is estimated. Such estimates are based on the prepayment terms of the security, past actual cash flows, and assumptions as to future expected cash flow. The future expected cash flow assumptions consider various prepayment assumptions based on historical experience, as well as current market conditions. Periodically, the effective yield is re-estimated to reflect actual prepayments and updated future expected cash flow assumptions. Upon a re-estimation, a security’s book value is restated at the most recently calculated effective yield, assuming that yield had been in effect since the security was purchased. This treatment results in an increase or decrease to net investment income (accretion of premium or amortization of discount) at the new measurement date.

See Note 4 for additional information regarding investments.

(c) Fair value

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, Alleghany considers whether the market for a particular security is “active” or not based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, Alleghany considers whether observable transactions are “orderly” or not. Alleghany does not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value.

Although Alleghany is responsible for the determination of the fair value of its financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted internal valuation models.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where Alleghany’s valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of commercial mortgage-backed securities (“CMBS”) and other asset- backed securities, as well as a small portion of residential mortgage-backed securities (“RMBS”), an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Alleghany’s Level 2 liabilities consist of the Senior Notes, as defined in Note 1(n).

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), U.S. corporate bonds, partnership investments and non-marketable equity investments.

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

Since Level 3 valuations are based on techniques that use significant inputs that are unobservable with little or no market activity, the fair values under the market approach for Level 3 securities are less credible than under the income approach; however, the market approach, where feasible, is used to corroborate the fair values determined by the income approach. The market approach primarily relies on the securities’ relationships to quoted transaction prices for similarly structured instruments. To the extent that transaction prices for similarly structured instruments are not available for a particular security, other market approaches are used to corroborate the fair values determined by the income approach, including option adjusted spread analyses.

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

The impact of prepayment speeds on fair value is dependent on a number of variables including whether the securities were purchased at a premium or discount. A decrease in interest rates generally increases the assumed rate of prepayments, and an increase in interest rates generally decreases the assumed speed of prepayments. Increased prepayments increase the yield on securities purchased at a discount and reduce the yield on securities purchased at a premium. In a decreasing prepayment environment, yields on securities purchased at a discount are reduced but are increased for securities purchased at a premium. Changes in default assumptions on underlying collateral are generally accompanied by directionally similar changes in other collateral performance factors, but generally result in a directionally opposite change in prepayment assumptions.

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

Level 3 liabilities consist of the debt of Alleghany Capital’s operating subsidiaries.

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

Unearned premiums and ceded unearned premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired periods of such coverages. Assumed reinsurance premiums written and earned, along with related costs, for which data has not been reported by the ceding companies, are estimated based on historical patterns and other relevant factors. These estimates may change when actual data for such estimated items becomes available.

Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts. Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance.

(f) Reinsurance Ceded

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants. Reinsurance recoverables (including amounts related to incurred but not yet reported (“IBNR”) claims) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. Alleghany currently has no allowance for uncollectible reinsurance recoverables.

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

See Note 5 for additional information on reinsurance ceded and reinsurance recoverables.

(g) Deferred Acquisition Costs

Acquisition costs related to unearned premiums that vary with, and are directly related to, the production of such premiums are deferred. Furthermore, such deferred costs: (i) represent only incremental, direct costs associated with the successful acquisition of a new or renewal insurance or reinsurance contract; (ii) are essential to the contract transaction; (iii) would not have been incurred had the contract transaction not occurred; and (iv) are related directly to the acquisition activities involving underwriting, policy issuance and processing. Acquisition costs principally relate to commissions. To a lesser extent, acquisition costs can include premium taxes and certain qualifying underwriting expenses. For insurance policies written, acquisition costs are generally incurred directly and include commissions, premium taxes and certain qualifying underwriting expenses. For reinsurance contracts written, acquisition costs are generally incurred through brokerage commissions and indirectly through ceding commissions, which are deferred. Deferred acquisition costs are amortized to expense as the related premiums are earned, generally over a period of one year. Deferred acquisition costs are reviewed at least annually to determine their recoverability from future income, including investment income. If any such costs are determined not to be recoverable they are charged to expense.

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

(i) Goodwill and Other Intangible Assets

Goodwill and other intangible assets, net of amortization, are recorded as a consequence of business acquisitions. Goodwill represents the excess, if any, of the amount paid to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition. Other intangible assets are recorded at their fair value as of the acquisition date. A significant amount of judgment is needed to determine the fair value as of the date of acquisition of other intangible assets and the net assets acquired in a business acquisition. The determination of the fair value of other intangible assets and net assets often involves the use of valuation models and other estimates, which involve many assumptions and variables and are inherently subjective. Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. Goodwill and intangible assets that have an indefinite useful life are not subject to amortization.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair value of the operating subsidiary with its respective carrying amount including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating the fair value of an operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and a third step is performed to measure the amount of impairment. The third step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the operating subsidiary over the aggregate estimated fair value of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. This determination is based upon a review of all available information, both positive and negative, including Alleghany’s earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available.

See Note 9 for additional information on income taxes.

(k) Loss Reserves

The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date.

The reserves for loss and LAE include but are not limited to: (i) reports and individual case estimates received from ceding companies with respect to assumed reinsurance business; (ii) the accumulation of individual estimates for claims reported with respect to direct insurance business; (iii) estimates for IBNR claims based on past experience, modified for current trends and industry data; and (iv) estimates of expenses for investigating and settling claims based on past experience. The methods used to determine such estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments are reflected in current income. Net loss and LAE consist of the estimated ultimate cost of settling claims incurred within the reporting period (net of related reinsurance recoverable), including IBNR claims, plus changes in estimates of prior period losses.

The estimation of the liability for unpaid loss and LAE is inherently difficult and subjective, especially in view of changing legal and economic environments that impact loss reserve development and, therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

While the reserving process is difficult for the insurance business, the inherent uncertainties of estimating loss reserves are even greater for the reinsurance business, due primarily to the longer-term nature of most of the business, the diversity of development patterns among different types of reinsurance contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies, which may change without notice. TransRe writes a significant amount of non-proportional assumed casualty reinsurance as well as proportional assumed reinsurance of excess liability business. Claims from such classes can exhibit greater volatility over time than most other classes due to their low frequency, high severity nature and loss cost trends that are more difficult to predict. Net loss and LAE also include amounts for risks relating to asbestos-related illness and environmental impairment.

Each of Alleghany’s reinsurance and insurance subsidiaries establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid loss and LAE includes significant estimates for IBNR claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid loss and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to us, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” Reported losses for the shorter-tailed classes, such as property, generally reach the ultimate level of incurred losses in a relatively short period of time and as such, are only relevant for the more recent accident years.

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

Alleghany’s loss reserve review processes use actuarial methods that vary by operating subsidiary and line of business and produce point estimates for each class of business. The actuarial methods used include the following methods:

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

See Note 6 and Note 12(c) for additional information on loss reserves.

(l) Earnings Per Share of Common Stock Attributable to Alleghany Stockholders

Basic earnings per share of common stock is based on the average number of shares of outstanding common stock, par value $1.00 per share, of Alleghany (“Common Stock”) during the period, retroactively adjusted for stock dividends, where applicable. Diluted earnings per share of Common Stock are based on those shares used to calculate basic earnings per share of Common Stock plus the dilutive effect of stock-based compensation awards, retroactively adjusted for stock dividends, where applicable.

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

(n) Senior Notes and Other Debt

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”), senior notes issued by TransRe (the “TransRe Senior Notes,” and together with the Alleghany Senior Notes, the “Senior Notes”), and other debt. The Senior Notes and other debt are carried at unpaid principal balance including any unamortized premium or discount.

See Note 8 for additional information on the Senior Notes and other debt.

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

(p) Other Revenues and Other Operating Expenses

Noninsurance revenues and related operating expenses arising from the sale of manufactured goods and services is generally recognized as the transfer of goods and services to customers takes place. Noninsurance revenues reflect the payment or payments that are expected to be received from the customers for those goods and services.

(q) Reclassification

Certain prior year amounts have been reclassified to conform to the 2016 presentation of the financial statements.

(r) Recent Accounting Standards

Recently Adopted

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that amended the analysis that must be performed to determine whether an entity should consolidate certain types of legal entities. Under this guidance, the evaluation of whether limited partnerships and similar entities are variable interest entities or voting interest entities is modified, the presumption that general partners should consolidate limited partnerships is eliminated and the process to determine the primary beneficiary of a variable interest entity is modified. This guidance was effective in the first quarter of 2016. Alleghany adopted this guidance in the first quarter of 2016 and the implementation did not have a material impact on Alleghany’s results of operations and financial condition.

In April 2015, the FASB issued guidance that requires debt issuance costs related to debt liabilities be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, which is consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective in the first quarter of 2016. Alleghany adopted this guidance on a retrospective basis in the first quarter of 2016 and the implementation resulted in a reduction of other assets and a corresponding decrease in Senior Notes and other debt of approximately $7 million as of March 31, 2016 and December 31, 2015.

In May 2015, the FASB issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) IBNR liabilities by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age by accident year. In addition, the guidance requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Alleghany has adopted this guidance as of December 31, 2016 and the implementation did not have an impact on its results of operations and financial condition. See Note 1(k) and Note 6 for the new disclosures.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. In July 2015, the FASB determined that it would delay the effective date of the new revenue standard by a year. This guidance is now effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany will adopt this guidance in the first quarter of 2018 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

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

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize assets and liabilities for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 12(b) for further information on Alleghany’s leases.

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

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance is effective in the first quarter of 2020 for public entities. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Goodwill and Intangible Assets

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity for $162.8 million, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. The $162.8 million purchase price includes $122.1 million in cash paid on April 18, 2016 and $40.7 million of potential contingent consideration based on future profitability. In connection with the acquisition, $130.0 million, $52.4 million and $89.7 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively, were recorded. Indefinite-lived intangible assets relate to trade name and finite-lived intangible assets relate to license agreements, customer relationships and owned content.

On October 31, 2015, Alleghany Capital acquired approximately 84 percent of the equity in IPS for $106.3 million, including $89.9 million in cash paid on November 2, 2015, $12.5 million of potential contingent consideration based on future profitability and $3.9 million of estimated purchase price adjustments. In connection with the acquisition, $23.5 million, $27.9 million and $49.3 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively, were recorded. Indefinite-lived intangible assets relate to trade name, and finite-lived intangible assets relate to customer relationships, back-log and covenants not-to-compete.

The amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	($ in millions)
Insurance Segment(2) - Goodwill	$49.0	$-	$49.0	$49.0	$-	$49.0

Insurance Segment - Intangible assets:
Agency relationships	17.9	9.8	8.1	17.9	9.0	8.9
State insurance licenses	25.8	-	25.8	25.8	-	25.8
Trade name	35.5	-	35.5	35.5	-	35.5
Brokerage and reinsurance relationships	33.8	30.4	3.4	33.8	28.2	5.6
Renewal rights	24.2	24.1	0.1	24.2	24.1	0.1
Other	4.1	4.1	-	4.1	4.1	-

Total insurance segment intangibles	141.3	68.4	72.9	141.3	65.4	75.9

Total insurance segment goodwill and other intangibles	$190.3	$68.4	$121.9	$190.3	$65.4	$124.9

Reinsurance Segment(2) - Intangible assets:
Value of business in-force	$291.4	$291.4	$-	$291.4	$291.4	$-
Loss and LAE reserves	(98.8)	(72.7)	(26.1)	(98.8)	(65.1)	(33.7)
State and foreign insurance licenses	19.0	-	19.0	19.0	-	19.0
Trade name	50.0	-	50.0	50.0	-	50.0
Renewal rights	44.0	17.8	26.2	44.0	13.5	30.5
Leases	(28.1)	(13.8)	(14.3)	(28.1)	(10.9)	(17.2)
Internally-developed software	10.0	10.0	-	10.0	10.0	-

Total reinsurance segment intangibles	$287.5	$232.7	$54.8	$287.5	$238.9	$48.6

Other Activities(2)(3) - Goodwill	$236.0	$-	$236.0	$92.0	$-	$92.0

Other Activities(3) - Intangible assets:
Trade name	126.6	-	126.6	38.9	-	38.9
Licence agreements	66.2	5.9	60.3	-	-	-
Other	84.0	19.9	64.1	53.0	3.6	49.4

Total other activities intangibles	276.8	25.8	251.0	91.9	3.6	88.3

Total other activities goodwill and other intangibles	$512.8	$25.8	$487.0	$183.9	$3.6	$180.3

Alleghany consolidated:
Goodwill	$285.0	$-	$285.0	$141.0	$-	$141.0
Intangible assets	705.6	326.9	378.7	520.7	307.9	212.8

Goodwill and other intangibles assets	$990.6	$326.9	$663.7	$661.7	$307.9	$353.8

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods.
(2)	See Note 13 for additional information on Alleghany’s segments of business.
(3)	Primarily represents goodwill and other intangible assets related to the acquisition of: (i) Jazwares on April 15, 2016; (ii) IPS on October 31, 2015; (iii) Bourn & Koch on April 26, 2012; and (iv) a controlling equity interest in Kentucky Trailer on August 30, 2013. Also reflects minor acquisitions made by Jazwares and Bourn & Koch in 2016 and Kentucky Trailer in 2015 and 2014.

Trade names and state and foreign insurance licenses have an indefinite useful life. The economic useful lives of significant intangible assets in the reinsurance and insurance segments are as follows: agency relationships — 15 years; brokerage and reinsurance relationships — 15 years; renewal rights — between five and 14 years; loss and LAE reserves — 15 years; leases — 10 years; and internally developed software — 2.5 years. The economic useful life of license agreements is 8 years.

3. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$16,899.2	$16,899.2	$17,007.6	$17,007.6

Liabilities
Senior Notes and other debt(2)	$1,476.5	$1,584.3	$1,419.4	$1,525.0

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 for additional information on the Senior Notes and other debt.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2016 and 2015 were as follows:

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$3,001.2	$4.7	$-	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	3,001.2	4.7	-	3,005.9

Debt securities:
U.S. Government obligations	-	1,074.7	-	1,074.7
Municipal bonds	-	4,339.6	-	4,339.6
Foreign government obligations	-	941.4	-	941.4
U.S. corporate bonds	-	2,126.9	49.8	2,176.7
Foreign corporate bonds	-	1,230.3	-	1,230.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,238.5	14.9	1,253.4
CMBS	-	1,003.2	20.2	1,023.4
Other asset-backed securities(2)	-	613.5	953.0	1,566.5

Total debt securities	-	12,568.1	1,037.9	13,606.0
Short-term investments	-	365.8	-	365.8
Other invested assets(3)	-	-	29.9	29.9

Total investments (excluding equity method investments and loans)	$3,001.2	$12,938.6	$1,067.8	$17,007.6

Senior Notes and other debt	$-	$1,488.7	$36.3	$1,525.0

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $903.8 million and $946.7 million of collateralized loan obligations as of December 31, 2016 and 2015, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In 2016, there were transfers of $20.2 million of securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $20.2 million of transfers, $8.6 million related to U.S. corporate bonds, $5.8 million related to CMBS and $5.8 million related to several other types of securities.

In 2016, there were transfers of $10.6 million of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $10.6 million of transfers, $7.3 million related to U.S. corporate bonds, $1.9 million related to foreign corporate bonds and $1.4 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in 2016.

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

The following tables present reconciliations of the changes during 2016 and 2015 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Year Ended December 31, 2016	Common Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
				($ in millions)
Balance as of January 1, 2016	$-	$49.8	$-	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.6)	(0.3)	-	0.3	(0.2)	4.2	4.7	8.1
Other comprehensive income	1.8	0.1	-	(0.5)	0.4	27.4	(1.5)	27.7
Purchases	2.2	46.1	0.4	-	-	177.0	-	225.7
Sales	(0.2)	(15.0)	(0.2)	(7.0)	(9.7)	(76.8)	(4.7)	(113.6)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	(6.5)	-	(1.8)	(0.6)	(177.5)	-	(186.4)
Transfers into Level 3	1.4	7.3	1.9	-	-	-	-	10.6
Transfers out of Level 3	(0.3)	(8.6)	(1.7)	-	(5.8)	(3.5)	(0.3)	(20.2)

Balance as of December 31, 2016	$4.3	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7

	Debt Securities
			Mortgage and asset-backed
Year Ended December 31, 2015	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2015	$36.7	$6.0	$18.2	$23.3	$933.1	$24.1	$1,041.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.6)	-	0.6	(0.4)	2.7	1.0	3.3
Other comprehensive income	(1.3)	0.8	(1.1)	(1.0)	(25.9)	0.2	(28.3)
Purchases	35.5	-	-	-	233.3	1.8	270.6
Sales	(1.9)	(2.0)	-	-	(182.3)	(0.7)	(186.9)
Issuances	-	-	-	-	-	-	-
Settlements	(16.9)	-	(2.8)	(1.7)	(7.9)	-	(29.3)
Transfers into Level 3	14.2	0.7	-	-	-	5.0	19.9
Transfers out of Level 3	(15.9)	(5.5)	-	-	-	(1.5)	(22.9)

Balance as of December 31, 2015	$49.8	$-	$14.9	$20.2	$953.0	$29.9	$1,067.8

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no OTTI losses recorded in net earnings related to Level 3 instruments still held as of December 31, 2016 and 2015.

Net unrealized losses related to Level 3 investments as of December 31, 2016 and 2015 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of December 31, 2016 and 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$2,816.6	$332.1	$(39.2)	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	2,816.6	332.1	(39.2)	3,109.5

Debt securities:
U.S. Government obligations	1,265.7	2.2	(24.6)	1,243.3
Municipal bonds	4,161.0	66.9	(42.1)	4,185.8
Foreign government obligations	1,030.9	20.2	(4.0)	1,047.1
U.S. corporate bonds	2,168.9	43.5	(19.3)	2,193.1
Foreign corporate bonds	1,068.3	27.3	(6.8)	1,088.8
Mortgage and asset-backed securities:
RMBS	1,005.9	7.0	(12.5)	1,000.4
CMBS	728.8	9.6	(3.6)	734.8
Other asset-backed securities(1)	1,497.6	4.0	(11.7)	1,489.9

Total debt securities	12,927.1	180.7	(124.6)	12,983.2
Short-term investments	778.4	-	-	778.4

Total investments	$16,522.1	$512.8	$(163.8)	$16,871.1

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$2,741.0	$351.9	$(87.0)	$3,005.9
Preferred stock	-	-	-	-

Total equity securities	2,741.0	351.9	(87.0)	3,005.9

Debt securities:
U.S. Government obligations	1,086.8	1.9	(14.0)	1,074.7
Municipal bonds	4,213.6	134.8	(8.8)	4,339.6
Foreign government obligations	924.1	18.6	(1.3)	941.4
U.S. corporate bonds	2,201.3	23.4	(48.0)	2,176.7
Foreign corporate bonds	1,219.0	24.0	(12.7)	1,230.3
Mortgage and asset-backed securities:
RMBS	1,255.1	10.7	(12.4)	1,253.4
CMBS	1,024.8	8.2	(9.6)	1,023.4
Other asset-backed securities(1)	1,605.2	0.3	(39.0)	1,566.5

Total debt securities	13,529.9	221.9	(145.8)	13,606.0
Short-term investments	365.8	-	-	365.8

Total investments	$16,636.7	$573.8	$(232.8)	$16,977.7

(1)	Includes $903.8 million and $946.7 million of collateralized loan obligations as of December 31, 2016 and 2015, respectively.

(b) Contractual Maturity

The amortized cost or cost and the estimated fair value of debt securities by contractual maturity as of December 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
Short-term investments due in one year or less	$778.4	$778.4

Mortgage and asset-backed securities(1)	3,232.3	3,225.1
Debt securities with maturity dates:
One year or less	428.6	430.8
Over one through five years	3,048.5	3,074.5
Over five through ten years	3,229.1	3,250.7
Over ten years	2,988.6	3,002.1

Total debt securities	12,927.1	12,983.2

Equity securities	2,816.6	3,109.5

Total	$16,522.1	$16,871.1

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Interest income	$385.7	$376.4	$384.4
Dividend income	50.3	54.0	63.0
Investment expenses	(26.3)	(27.2)	(28.8)
Equity in results of Pillar Investments(1)	15.8	23.3	22.0
Equity in results of Ares(1)	11.5	6.6	8.6
Equity in results of ORX	-	(6.3)	(3.2)
Other investment results	1.5	12.0	13.9

Total	$438.5	$438.8	$459.9

(1)	See Note 4(h) for discussion of the Pillar Investments and the investment in Ares, each as defined therein.

As of December 31, 2016, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $7.0 billion, $9.6 billion and $6.6 billion in 2016, 2015 and 2014, respectively.

Realized capital gains and losses in 2016 primarily reflect sales of equity and debt securities. Realized capital gains and losses for 2015 and 2014 generally reflect sales of equity securities. In addition, Alleghany Capital recognized a $98.8 million capital loss due to an impairment charge from a write-down of certain SORC assets in 2016 and a gain of $13.2 million on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value (the “Jazwares Remeasurement Gain”).

The SORC assets that were written-down relate specifically to SORC’s acquisition of a certain legacy oil field for the sole purpose of applying enhanced oil recovery techniques. After completing construction of its underground facility in 2014, SORC commenced its drilling program in 2015. The drilling program, however, was delayed by third-party equipment problems that have since been corrected as well as a longer than expected trial-and-error process determining the optimum well completion technique for the reservoir, and efforts to address a lack of vertical permeability in the reservoir formation. SORC engaged a third-party petroleum engineering firm to provide an assessment of its oil-recovery prospects and based on this assessment and other factors including oil prices, SORC wrote-down its legacy oil field assets to estimated fair value as of December 31, 2016.

Realized capital gains from equity securities in 2015 include the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses, and a $25.8 million capital loss due to an impairment charge related to a write-off of Alleghany’s investment in ORX. Net realized capital gains in 2014 include a realized capital gain of $34.0 million from the sales of long-dated U.S. Treasury Strip debt securities in April 2014, some additional realized capital gains taken on debt securities and a $9.4 million realized capital loss on the early redemption of $300 million par value of TransRe’s 5.75% senior notes due on December 14, 2015 (the “2015 Senior Notes”). See Note 8(b) for additional information on the early redemption of the 2015 Senior Notes.

The amount of gross realized capital gains and gross realized capital losses in 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Gross realized capital gains	$344.7	$424.2	$301.1
Gross realized capital losses	(281.5)	(210.3)	(54.0)

Net realized capital gains	$63.2	$213.9	$247.1

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

Alleghany then evaluates those equity securities where the unrealized loss is at least 20 percent of cost as of the balance sheet date or that have been in an unrealized loss position continuously for six months or more preceding the balance sheet date. This evaluation takes into account quantitative and qualitative factors in determining whether such securities are other than temporarily impaired including: (i) market valuation metrics associated with the equity security (such as dividend yield and price-to-earnings ratio); (ii) current views on the equity security, as expressed by either Alleghany’s internal stock analysts and/or by third-party stock analysts or rating agencies; and (iii) credit or news events associated with a specific issuer, such as negative news releases and rating agency downgrades with respect to the issuer of the equity security.

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

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate that Alleghany will not recover the full amount of its amortized cost basis in the debt security, Alleghany records an OTTI loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the OTTI loss recognized in earnings is the non-credit related portion, which is recorded as a component of other comprehensive income.

In developing the cash flow analyses for debt securities, Alleghany considers various factors for the different categories of debt securities. For municipal bonds, Alleghany takes into account the taxing power of the issuer, source of revenue, credit risk and enhancements and pre-refunding. For mortgage and asset-backed securities, Alleghany discounts its best estimate of future cash flows at an effective rate equal to the original effective yield of the security or, in the case of floating rate securities, at the current coupon. Alleghany’s models include assumptions about prepayment speeds, default and delinquency rates, underlying collateral (if any), credit ratings, credit enhancements and other observable market data. For corporate bonds, Alleghany reviews business prospects, credit ratings and available information from asset managers and rating agencies for individual securities.

OTTI losses in 2016 reflect $45.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $45.2 million of OTTI losses, $23.3 million related to equity securities, primarily in the retail, financial service, technology, chemical and entertainment sectors, and $21.9 million related to debt securities, primarily in the energy sector. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the severity and duration of the decline in the fair value of equity and debt securities relative to their costs.

OTTI losses in 2015 reflect $133.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $133.9 million of OTTI losses, $115.6 million related to equity securities, primarily in the energy, pharmaceutical, gaming and airline sectors, and $18.3 million related to debt securities, primarily in the energy and financial service sectors. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the fact that Alleghany lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery and, to a lesser extent, based on the duration of the decline in the fair value of equity securities relative to their costs.

OTTI losses in 2014 reflect $36.3 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $36.3 million of OTTI losses, $28.7 million relate to equity securities, primarily in the mining sector, and $7.6 million relate to debt securities, primarily in the energy sector. The determination that unrealized losses on such securities were other than temporary was primarily based on the severity of the decline in the fair value of equity securities relative to their cost as of the balance sheet date, and the fact that Alleghany lacked the intent to hold debt securities for a period of time sufficient to allow for an anticipated recovery.

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2016 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of December 31, 2016 and 2015, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$619.4	$39.2	$-	$-	$619.4	$39.2
Preferred stock	-	-	-	-	-	-

Total equity securities	619.4	39.2	-	-	619.4	39.2

Debt securities:
U.S. Government obligations	975.0	24.6	-	-	975.0	24.6
Municipal bonds	1,464.5	39.7	41.6	2.4	1,506.1	42.1
Foreign government obligations	238.3	4.0	-	-	238.3	4.0
U.S. corporate bonds	727.9	18.1	52.6	1.2	780.5	19.3
Foreign corporate bonds	331.0	6.6	4.1	0.2	335.1	6.8
Mortgage and asset-backed securities:
RMBS	652.0	11.4	43.4	1.1	695.4	12.5
CMBS	148.9	1.4	117.7	2.2	266.6	3.6
Other asset-backed securities	334.7	1.6	550.4	10.1	885.1	11.7

Total debt securities	4,872.3	107.4	809.8	17.2	5,682.1	124.6

Total temporarily impaired securities	$5,491.7	$146.6	$809.8	$17.2	$6,301.5	$163.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2015
Equity securities:
Common stock	$1,355.6	$87.0	$-	$-	$1,355.6	$87.0
Preferred stock	-	-	-	-	-	-

Total equity securities	1,355.6	87.0	-	-	1,355.6	87.0

Debt securities:
U.S. Government obligations	818.4	13.9	7.9	0.1	826.3	14.0
Municipal bonds	276.2	2.4	108.3	6.4	384.5	8.8
Foreign government obligations	208.5	1.3	-	-	208.5	1.3
U.S. corporate bonds	1,149.8	39.0	70.0	9.0	1,219.8	48.0
Foreign corporate bonds	479.9	10.8	12.5	1.9	492.4	12.7
Mortgage and asset-backed securities:
RMBS	511.1	6.5	250.6	5.9	761.7	12.4
CMBS	593.1	9.4	15.1	0.2	608.2	9.6
Other asset-backed securities	1,164.8	27.2	265.0	11.8	1,429.8	39.0

Total debt securities	5,201.8	110.5	729.4	35.3	5,931.2	145.8

Total temporarily impaired securities	$6,557.4	$197.5	$729.4	$35.3	$7,286.8	$232.8

As of December 31, 2016, Alleghany held a total of 1,317 debt securities and equity securities that were in an unrealized loss position, of which 138 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related to other asset-backed securities, municipal bonds and CMBS.

As of December 31, 2016, the vast majority of Alleghany’s debt securities were rated investment grade, with 5.1 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 3.6 percent as of December 31, 2015.

(g) Statutory Deposits

Investments with fair values of approximately $1.7 billion as of December 31, 2016, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of December 31, 2016, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $233.7 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at Alleghany’s discretion. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets and accounts for its investment using the equity method of accounting. As of December 31, 2016, AIHL’s carrying value in Ares was $224.0 million, which is net of returns of capital received from Ares.

(i) Investments in Commercial Mortgage Loans

As of December 31, 2016, the carrying value of Alleghany’s commercial loan portfolio was $594.9 million, representing the unpaid principal balance on the loans. As of December 31, 2016, there was no allowance for loan losses. The commercial loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loan was made.

5. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of December 31, 2016 and 2015 consisted of the following:

	As of December 31,
	2016	2015
	($ in millions)
Reinsurance recoverables on paid losses	$36.0	$80.6
Ceded outstanding loss and LAE	1,236.2	1,169.3

Total	$1,272.2	$1,249.9

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2016:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+(Superior)	$172.1	13.5%
PartnerRe Ltd	A (Excellent)	116.1	9.1%
Syndicates at Lloyd’s of London	A (Excellent)	105.0	8.3%
Chubb Corporation	A++(Superior)	91.4	7.2%
RenaissanceRe Holdings Ltd	A+(Superior)	91.0	7.2%
W.R. Berkley Corporation	A+(Superior)	89.9	7.1%
Allianz SE	A+(Superior)	63.5	5.0%
Allied World Assurance Company Holdings, AG(3)	A (Excellent)	60.5	4.8%
Hannover Ruck SE	A+(Superior)	46.9	3.7%
Fairfax Financial Holdings Ltd(3)	A (Excellent)	43.6	3.4%
All other reinsurers		392.2	30.7%

Total reinsurance recoverables(4)		$1,272.2	100.0%

Secured reinsurance recoverables(5)		$183.3	14.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In December 2016, Fairfax Financial Holdings Ltd announced its agreement to acquire Allied World Assurance Company Holdings, AG.
(4)	Approximately 94 percent of our reinsurance recoverables balance as of December 31, 2016 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.
(5)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of December 31, 2016 and 2015.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $325.8 million, $309.6 million and $250.3 million for 2016, 2015 and 2014, respectively.

(c) Premiums Written and Earned

The following table presents property and casualty premiums written and earned for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Gross premiums written – direct	$1,490.3	$1,505.6	$1,529.4
Gross premiums written – assumed	4,276.8	3,616.6	3,567.2
Ceded premiums written	(675.3)	(633.0)	(599.1)

Net premiums written	$5,091.8	$4,489.2	$4,497.5

Gross premiums earned – direct	$1,871.1	$1,515.9	$1,517.0
Gross premiums earned – assumed	3,833.9	3,403.3	3,540.5
Ceded premiums earned	(729.2)	(688.9)	(646.9)

Net premiums earned	$4,975.8	$4,230.3	$4,410.6

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

RSUI’s catastrophe reinsurance program covers catastrophe risks including, among others, windstorms and earthquakes. As of December 31, 2016, the catastrophe reinsurance program consisted of three layers, with portions of the first and second layers placed on May 1, 2015 and May 1, 2016 and portions of the third layer placed on May 1, 2014 and May 1, 2016. The catastrophe reinsurance program provides coverage for $600.0 million of losses in excess of a $200.0 million net retention after application of surplus share treaties and facultative reinsurance. The first layer provides coverage for $300.0 million of losses, subject to a 5.0 percent co-participation by RSUI in excess of $200.0 million, the second layer provides coverage for $100.0 million of losses in excess of $500.0 million, with no co-participation by RSUI and the third layer provides coverage for $200.0 million of losses in excess of $600.0 million, with no co-participation by RSUI. The first and second layers of coverage include the following expiration terms: approximately 34 percent of coverage limits, which originally expired on April 30, 2016 and was renewed May 1, 2016, currently expires on April 30, 2019; approximately 33 percent of coverage limits expire on April 30, 2017; and approximately 33 percent of coverage limits expire on April 30, 2018. The third layer of coverage originally expired on April 30, 2017. However, effective May 1, 2016, approximately 39 percent of the third layer of coverage was cancelled and replaced with the same coverage for a three year period expiring on April 30, 2019. The remaining coverage limits expire on April 30, 2017.

In addition, RSUI’s property per risk reinsurance program runs on an annual basis from May 1 to the following April 30 and thus expired on April 30, 2016. On May 1, 2016, the property per risk program was renewed and the new program will expire on April 30, 2017. For the 2016 to 2017 period, RSUI’s property per risk reinsurance program provides coverage for $90.0 million of losses, subject to a 10.0 percent co-participation by RSUI, in excess of a $10.0 million net retention per risk after application of surplus share treaties and facultative reinsurance.

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

In the third quarter of 2015, AIHL Re and CapSpecialty (specifically, the insurance subsidiaries of CapSpecialty) entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re provides CapSpecialty with coverage primarily for adverse development on certain net loss and allocated LAE in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. In connection with such intercompany reinsurance agreement, Alleghany and AIHL Re entered into a contract whereby Alleghany will guarantee the recoverable balances owed to CapSpecialty from AIHL Re up to $50.0 million. The above agreements had no impact on Alleghany’s consolidated results of operations and financial condition.

6. Liability for Loss and LAE

(a) Liability Rollforward

Activity in liability for loss and LAE in 2016, 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Reserves as of January 1	$10,799.2	$11,597.2	$11,952.5
Less: reinsurance recoverables(1)	1,169.3	1,289.4	1,302.1

Net reserves as of January 1	9,629.9	10,307.8	10,650.4

Other adjustments	2.4	(1.9)	56.9(2)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,285.2	2,555.3	2,709.7
Prior years	(368.0)	(215.5)	(215.2)

Total incurred loss and LAE, net of reinsurance	2,917.2	2,339.8	2,494.5

Paid loss and LAE, net of reinsurance, related to:(3)
Current year	734.3	417.6	520.8
Prior years	1,866.5	2,390.4	2,178.1

Total paid loss and LAE, net of reinsurance	2,600.8	2,808.0	2,698.9

Foreign exchange effect	(97.7)	(207.8)	(195.1)

Net reserves as of December 31	9,851.0	9,629.9	10,307.8
Reinsurance recoverables as of December 31(1)	1,236.2	1,169.3	1,289.4

Reserves as of December 31	$11,087.2	$10,799.2	$11,597.2

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Represents reserves acquired in connection with a loss portfolio transfer transaction.
(3)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of December 31, 2016 increased from December 31, 2015, reflecting increases in the reinsurance and insurance segments. The increase in gross loss and LAE reserves at the reinsurance segment primarily reflects the impact of higher net premiums earned and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development. The increase in gross loss and LAE reserves at the insurance segment primarily reflects higher current accident year losses and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development.

Gross loss and LAE reserves as of December 31, 2015 decreased from December 31, 2014, reflecting a decrease in the reinsurance segment loss and LAE reserves, partially offset by an increase in the insurance segment. The decrease in gross loss and LAE reserves in the reinsurance segment primarily reflects favorable prior accident year loss reserve development, loss payments including amounts related to commutations in the fourth quarter of 2015 with certain cedants and the impact of changes in foreign currency exchange rates. The increase in gross loss and LAE reserves in the insurance segment primarily reflects higher current accident year losses.

(b) Liability Development

The (favorable) unfavorable prior accident year loss reserve development for 2016, 2015 and 2014 is summarized as follows:

	Year Ended December 31,
	2016		2015		2014
	($ in millions)
Reinsurance Segment:
Property:

Catastrophe events	$(14.2)	(1)	$(28.0)	(2)	$(17.3)	(3)
Non-catastrophe	(91.5)	(4)	(48.7)	(5)	(55.8)	(6)

Total property	(105.7)		(76.7)		(73.1)

Casualty & other:
Malpractice treaties(7)	(10.8)		(12.1)		(12.7)
Commuted A&E Liabilities(8)	-		38.2		-
Other	(177.0)	(9)	(157.7)	(10)	(96.6)	(11)

Total casualty & other	(187.8)		(131.6)		(109.3)

Total Reinsurance Segment	(293.5)		(208.3)		(182.4)

Insurance Segment:
RSUI:

Casualty	(35.3)	(12)	(2.9)	(13)	(30.1)	(14)
Property and other	(33.0)	(15)	(9.0)	(16)	(5.3)	(17)

Total RSUI	(68.3)		(11.9)		(35.4)

CapSpecialty:

Ongoing lines of business	(0.3)		11.0(	18)	0.2
Terminated Program(19)	(1.9)		(6.3)		-
Asbestos-related illness and environmental impairment liability	(2.0)		-		-

Total CapSpecialty	(4.2)		4.7		0.2

PacificComp	(2.0)	(20)	-		2.4(	21)

Total incurred related to prior years	$(368.0)		$(215.5)		$(215.2)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(2)	Includes favorable prior accident year loss reserve development of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(3)	Includes favorable prior accident year loss reserve development of ($1.6) million from Super Storm Sandy in 2012 and ($15.7) million of net favorable prior accident year loss reserve development from other catastrophes. The ($15.7) million primarily reflects favorable prior accident year loss reserve development from several catastrophes that occurred primarily in the 2011 and 2013 accident years, partially offset by unfavorable prior accident year loss reserve development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 and 2015 accident years.
(5)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 and 2014 accident years.
(6)	Reflects favorable prior accident year loss reserve development primarily related to the 2012 accident year and, to a lesser extent, the 2011 accident year.
(7)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(8)	Represents unfavorable prior accident year loss reserve development related to a commutation and release agreement entered into on November 30, 2015 by TransRe with AIG Property Casualty, Inc., National Indemnity Company and Resolute Management, Inc. with respect to certain reinsurance contracts (the “Commutation Agreement”), including contracts covering asbestos-related illness and environmental impairment liabilities for 1986 and prior years (the “Commuted A&E Liabilities”).
(9)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2003 through 2015 accident years.
(10)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.

(11)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2003 through 2007 and 2010 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development from the 2013 accident year and the 2002 and prior accident years.
(12)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(13)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related to the 2011 through 2014 accident years.
(14)	Primarily reflects favorable prior accident year loss reserve development in the professional liability, general liability and umbrella/excess lines of business, and primarily related to the 2006 through 2010 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2011 and 2012 accident years.
(15)	Includes favorable prior accident year loss reserve development of ($20.6) million from Super Storm Sandy in 2012 and various other smaller amounts primarily from the non-catastrophe property lines of business in recent accident years.
(16)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year loss reserve development related to unallocated LAE reserves.
(17)	Primarily reflects favorable prior accident year development on unallocated LAE reserves and prior year catastrophe loss reserves from recent accident years.
(18)	Primarily reflects unfavorable prior accident year loss reserve development related to the casualty lines of business from the 2011 through 2013 accident years.
(19)	Represents certain specialty lines of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(20)	Primarily reflects favorable prior accident year loss reserve development related to 2012 and prior accident years.
(21)	Primarily reflects unfavorable prior accident year loss reserve development related to 2009 and prior accident years.

(c) Supplementary Information on Incurred and Paid Loss and LAE Development

The following is supplemental information about incurred and paid loss and LAE development, net of reinsurance. Information is also included for the portion of unpaid loss and LAE, net of reinsurance recoverables, that relate to IBNR and, for the insurance segment, the cumulative number of reported insurance claims.

Reinsurance Segment - Property

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2016
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	IBNR
						($ in millions)
2007	$508.3	$437.5	$426.4	$423.8	$420.9	$419.6	$418.4	$416.7	$415.8	$415.3	$-
2008		645.0	508.0	510.9	515.9	511.9	510.9	509.4	508.7	508.8	-
2009			489.3	377.4	359.7	358.0	357.1	357.6	355.9	353.7	-
2010				615.6	527.1	528.0	540.4	581.2	606.0	609.9	25.4
2011					1,351.2	1,342.3	1,269.4	1,240.7	1,235.2	1,217.1	9.6
2012						697.2	579.1	530.3	495.6	478.1	21.3
2013							501.2	470.6	444.6	422.1	21.1
2014								496.4	464.8	451.3	37.4
2015									368.8	332.0	59.7
2016										684.1	262.2

Total Incurred Loss and LAE for the 2007 through 2016 accident years										$5,472.4

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
					($ in millions)
2007	$128.4	$306.2	$362.8	$393.8	$402.7	$407.5	$409.8	$410.0	$411.0	$411.0
2008		163.3	350.8	435.2	477.1	495.0	501.5	503.1	505.0	505.6
2009			114.7	251.7	310.9	332.4	340.6	345.5	347.9	345.7
2010				169.3	349.0	418.9	472.3	513.5	540.1	563.7
2011					407.8	796.4	1,014.3	1,129.2	1,171.0	1,187.2
2012						90.3	268.9	377.8	416.7	438.0
2013							113.1	277.4	361.0	389.8
2014								109.4	297.6	360.0
2015									96.0	217.7
2016										210.5

Cumulative Paid Loss and LAE for the 2007 through 2016 accident years										$4,629.2

Total incurred loss and LAE for the 2007 through 2016 accident years										$5,472.4
Cumulative paid loss and LAE for the 2007 through 2016 accident years										4,629.2
Unpaid loss and LAE, net of reinsurance recoverables, prior to 2007										2.8

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2016										$846.0

Reinsurance Segment - Casualty & Other

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2016
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	IBNR
	($ in millions)
2007	$2,043.1	$2,024.0	$2,038.1	$2,033.2	$2,014.2	$1,998.4	$1,990.2	$1,953.8	$1,938.0	$1,928.4	$122.3
2008		2,262.7	2,301.0	2,311.8	2,294.4	2,313.3	2,323.3	2,324.8	2,304.4	2,293.5	154.3
2009			2,228.9	2,188.7	2,177.5	2,168.7	2,165.9	2,171.6	2,193.4	2,186.0	170.0
2010				2,123.1	2,108.9	2,076.5	2,041.8	1,982.7	1,953.2	1,927.9	245.5
2011					2,027.2	2,033.2	2,002.2	1,967.5	1,932.1	1,913.6	283.7
2012						1,899.8	1,937.4	1,932.7	1,866.3	1,817.0	364.2
2013							1,649.3	1,671.0	1,637.6	1,600.9	453.7
2014								1,652.2	1,624.0	1,603.1	603.6
2015									1,558.2	1,567.7	789.4
2016										1,894.7	1,295.2

Total Incurred Loss and LAE for the 2007 through 2016 accident years										$18,732.8

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
	($ in millions)
2007	$354.0	$721.7	$912.8	$1,137.3	$1,282.4	$1,402.1	$1,495.0	$1,572.8	$1,657.3	$1,695.4
2008		452.8	853.4	1,137.0	1,337.2	1,515.3	1,676.2	1,809.2	1,912.0	1,972.5
2009			482.0	850.2	1,089.8	1,285.3	1,445.2	1,597.3	1,749.2	1,828.7
2010				438.8	779.7	985.0	1,154.9	1,305.4	1,458.7	1,541.8
2011					406.1	695.8	959.1	1,194.3	1,360.6	1,475.3
2012						401.7	721.3	941.1	1,109.3	1,264.1
2013							287.6	608.6	789.9	959.3
2014								281.0	528.6	752.8
2015									250.7	509.5
2016										402.1

Cumulative Paid Loss and LAE for the 2007 through 2016 accident years										$12,401.5

Total incurred loss and LAE for the 2007 through 2016 accident years										$18,732.8
Cumulative paid loss and LAE for the 2007 through 2016 accident years										12,401.5
Unpaid loss and LAE, net of reinsurance recoverables, prior to 2007										767.1

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2016										$7,098.4

Insurance Segment - RSUI - Property

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2016
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	IBNR	Cumulative Number of Reported Claims(1)
	($ in millions, except reported claims)
2007	$69.2	$67.8	$66.9	$64.2	$64.7	$64.5	$64.8	$65.8	$65.8	$65.8	$0.6	1,192
2008		176.0	181.3	178.2	183.8	193.3	192.8	192.2	192.4	192.5	0.8	1,839
2009			78.3	63.1	60.1	62.5	63.1	63.7	64.5	64.7	0.9	1,313
2010				110.2	101.7	101.8	105.7	104.2	109.8	109.9	1.1	1,630
2011					168.8	162.0	160.5	159.9	159.0	159.3	1.5	2,202
2012						270.9	262.5	258.6	256.1	235.1	6.6	2,309
2013							157.3	157.2	150.4	152.1	3.1	2,387
2014								170.7	166.2	155.9	6.7	3,079
2015									140.5	136.1	11.8	2,958
2016										181.4	49.0	2,944

Total Incurred Loss and LAE for the 2007 through 2016 accident years										$1,452.8

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
	($ in millions)
2007	$24.7	$47.0	$58.5	$61.4	$62.9	$63.1	$63.4	$64.9	$65.0	$65.1
2008		65.3	138.8	155.3	173.1	187.6	189.0	190.6	191.2	191.6
2009			36.6	51.0	54.3	58.9	61.4	61.9	63.3	63.6
2010				53.0	83.6	92.4	98.6	100.6	101.1	101.5
2011					61.0	118.4	144.0	154.3	156.1	157.2
2012						62.0	157.5	181.9	193.5	202.4
2013							72.7	118.7	134.0	141.1
2014								93.2	133.8	145.0
2015									70.8	106.9
2016										72.0

Cumulative Paid Loss and LAE for the 2007 through 2016 accident years										$1,246.4

Total incurred loss and LAE for the 2007 through 2016 accident years										$1,452.8
Cumulative paid loss and LAE for the 2007 through 2016 accident years										1,246.4
Unpaid loss and LAE, net of reinsurance recoverables, prior to 2007										2.1

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2016										$208.5

(1)	Represents claims reported by insured claimants.

Insurance Segment - RSUI - Casualty

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2016
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	IBNR	Cumulative Number of Reported Claims(1)
	($ in millions, except reported claims)
2007	$252.8	$257.6	$253.6	$252.2	$243.9	$232.6	$225.7	$215.5	$206.4	$201.7	$22.1	5,992
2008		255.0	255.0	260.6	254.8	245.3	237.0	230.8	220.9	216.9	27.5	7,105
2009			230.1	233.7	234.4	236.3	236.3	232.2	221.8	212.0	34.8	6,843
2010				204.1	204.1	204.1	203.4	194.6	178.6	177.0	28.9	6,859
2011					205.9	205.9	208.3	212.1	211.6	206.8	45.3	7,459
2012						226.3	226.3	230.3	242.8	238.9	72.6	7,518
2013							264.8	264.8	277.6	280.1	99.4	8,503
2014								292.0	322.7	321.1	144.3	9,870
2015									300.2	300.2	207.6	8,661
2016										290.7	252.2	7,156

Total Incurred Loss and LAE for the 2007 through 2016 accident years										$2,445.4

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
	($ in millions)
2007	$4.1	$24.2	$63.0	$88.9	$117.4	$151.4	$158.8	$164.2	$170.5	$171.9
2008		9.5	35.1	89.5	124.4	145.3	157.4	164.2	171.3	179.4
2009			7.2	38.0	73.2	101.9	136.9	149.5	157.5	166.4
2010				4.7	30.9	70.1	90.1	122.6	128.6	132.9
2011					6.5	31.9	66.7	100.3	118.4	138.5
2012						6.8	38.4	96.0	125.5	144.0
2013							10.1	50.0	103.4	146.2
2014								13.0	69.5	130.1
2015									9.0	47.3
2016										13.7

Cumulative Paid Loss and LAE for the 2007 through 2016 accident years										$1,270.4

Total incurred loss and LAE for the 2007 through 2016 accident years										$2,445.4
Cumulative paid loss and LAE for the 2007 through 2016 accident years										1,270.4
Unpaid loss and LAE, net of reinsurance recoverables, prior to 2007										54.0

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2016										$1,229.0

(1)	Represents claims reported by insured claimants.

Insurance Segment - CapSpecialty(1)

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2016
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	IBNR	Cumulative Number of Reported Claims(2)
	($ in millions, except reported claims)
2007	$110.2	$107.8	$103.6	$108.4	$109.2	$109.9	$109.3	$109.7	$107.9	$107.2	$1.1	11,028
2008		102.6	97.1	93.2	90.1	89.6	94.3	94.2	96.5	96.8	0.5	8,835
2009			92.2	93.3	90.4	95.7	98.8	99.0	97.9	98.0	0.7	8,527
2010				93.2	110.8	117.9	134.8	134.5	129.8	129.5	3.0	8,205
2011					74.0	71.2	74.4	76.9	79.4	78.4	2.5	5,682
2012						72.7	71.8	66.2	69.3	69.7	2.7	5,250
2013							78.7	81.4	85.2	84.4	4.6	5,106
2014								102.8	102.7	101.0	14.4	5,772
2015									111.0	111.8	34.1	5,193
2016										129.4	78.0	4,628

Total Incurred Loss and LAE for the 2007 through 2016 accident years										$1,006.2

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
	($ in millions)
2007	$30.7	$56.4	$74.9	$91.1	$99.3	$104.2	$105.7	$106.8	$107.8	$107.9
2008		26.3	43.8	63.9	74.6	82.4	87.2	90.3	91.7	93.1
2009			27.7	50.1	62.5	78.2	87.2	92.7	94.4	95.7
2010				22.0	56.2	78.4	98.1	111.0	119.2	121.6
2011					16.3	31.9	44.7	57.7	67.3	69.8
2012						18.6	38.6	46.9	57.2	63.3
2013							23.4	48.0	62.0	69.6
2014								34.0	56.3	71.9
2015									30.9	57.4
2016										30.3

Cumulative Paid Loss and LAE for the 2007 through 2016 accident years										$780.6

Total incurred loss and LAE for the 2007 through 2016 accident years										$1,006.2
Cumulative paid loss and LAE for the 2007 through 2016 accident years										780.6
Unpaid loss and LAE, net of reinsurance recoverables, prior to 2007										10.8

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2016										$236.4

(1)	The vast majority of the CapSpecialty’s loss and LAE reserves relate to its casualty lines of business.
(2)	Represents claims reported by insured claimants.

Insurance Segment - PacificComp

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2016
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	IBNR	Cumulative Number of Reported Claims(1)
	($ in millions, except reported claims)
2007	$90.9	$105.6	$112.4	$113.8	$116.8	$118.7	$121.7	$122.8	$123.4	$123.0	$4.5	8,449
2008		79.1	90.0	100.6	107.3	108.3	110.8	110.9	109.9	109.1	5.7	5,789
2009			58.2	61.0	74.5	75.8	80.2	82.0	82.0	83.0	4.3	3,013
2010				4.1	5.1	5.4	5.7	6.0	6.0	5.8	0.5	211
2011					2.8	2.8	3.0	3.0	3.0	2.8	0.3	100
2012						14.5	15.1	15.1	15.1	14.7	2.0	560
2013							31.0	30.4	30.4	29.3	5.7	1,005
2014								52.6	52.6	53.5	8.1	2,218
2015									76.6	76.8	25.4	3,362
2016										104.8	47.2	4,302

Total Incurred Loss and LAE for the 2007 through 2016 accident years										$602.8

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
	($ in millions)
2007	$17.9	$39.7	$59.2	$74.7	$85.9	$92.9	$97.8	$103.1	$106.8	$108.9
2008		15.5	35.6	55.3	69.2	78.6	85.8	91.2	94.6	97.2
2009			12.0	28.0	41.1	50.8	58.3	64.7	68.6	71.7
2010				1.4	2.7	3.4	4.0	4.5	4.8	4.9
2011					0.6	1.1	1.7	2.0	2.1	2.5
2012						2.4	5.6	8.2	10.0	11.0
2013							4.7	10.1	15.4	18.4
2014								8.8	20.8	30.1
2015									10.4	24.9
2016										15.6

Cumulative Paid Loss and LAE for the 2007 through 2016 accident years										$385.2

Total incurred loss and LAE for the 2007 through 2016 accident years										$602.8
Cumulative paid loss and LAE for the 2007 through 2016 accident years										385.2
Unpaid loss and LAE, net of reinsurance recoverables, prior to 2007										15.1

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2016										$232.7

(1)	Represents claims reported by insured claimants.

Loss and LAE Reserve Summary and Reconciliation to Consolidated Balance Sheet

	Unpaid loss and LAE as of December 31, 2016(1)
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
		($ in millions)
Reinsurance Segment
Property	$952.7	$(106.7)	$846.0
Casualty & other	7,324.4	(226.0)	7,098.4

	8,277.1	(332.7)	7,944.4

Insurance Segment
RSUI - Property	395.3	(186.8)	208.5
RSUI - Casualty	1,981.0	(752.0)	1,229.0

RSUI	2,376.3	(938.8)	1,437.5

CapSpecialty	267.8	(31.4)	236.4
PacificComp	234.5	(1.8)	232.7

	2,878.6	(972.0)	1,906.6

Eliminations	(68.5)	68.5	–

Total	$11,087.2	$(1,236.2)	$9,851.0

(1)	Includes unallocated LAE, which aggregate to 1.3 percent of gross loss and LAE reserves as of December 31, 2016. Net loss and LAE Reserves by component are shown in the preceding tables, and consolidated gross loss and LAE reserves is presented in the Consolidated Balance Sheets.

(d) Supplementary Information on Historical Loss and LAE Duration (Unaudited)

The following is supplemental information about average historical loss and LAE duration, net of reinsurance, as of December 31, 2016.

	Average Annual Percentage Payout of Loss and LAE Incurred, Net of Reinsurance
	As of December 31, 2016
Years	1	2	3	4	5	6	7	8	9	10

Reinsurance Segment:
Property	28.6%	37.2%	16.6%	7.8%	3.8%	1.9%	1.4%	(0.1%)	0.2%	0.0%
Casualty & other	19.9%	17.3%	11.9%	10.0%	7.9%	6.8%	5.5%	4.1%	3.5%	2.0%

Insurance Segment:
RSUI - Property	40.1%	31.3%	10.3%	6.1%	3.4%	0.6%	0.9%	1.0%	0.2%	0.2%
RSUI - Casualty	3.4%	13.5%	20.2%	13.9%	12.5%	8.3%	3.3%	3.4%	3.4%	0.7%
CapSpecialty	25.9%	23.8%	16.2%	14.0%	9.2%	5.1%	2.0%	1.2%	1.2%	0.1%
PacificComp	16.5%	19.8%	16.8%	11.8%	7.5%	7.7%	3.9%	3.7%	2.6%	1.8%

7. Credit Agreements

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

In the fourth quarter of 2015, Alleghany borrowed and repaid $60.0 million under the Credit Agreement. As of December 31, 2016, there were no outstanding borrowings under the Credit Agreement.

In addition to the Credit Agreement, several of Alleghany Capital’s subsidiaries have credit agreements with third-party financial institutions. Any borrowings under such agreements are not guaranteed by Alleghany or Alleghany Capital. See Note 8(c) for information on the borrowings arising from these credit agreements.

8. Debt

(a) Alleghany Senior Notes

On September 9, 2014, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 4.90% senior notes due on September 15, 2044 (the “2044 Senior Notes”). The 2044 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2044 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The terms of the 2044 Senior Notes permit redemption prior to their maturity. The indenture under which the 2044 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2044 Senior Notes were issued at approximately 99.3 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $294.3 million and an effective yield of approximately 5.0 percent.

On June 26, 2012, Alleghany completed a public offering of $400.0 million aggregate principal amount of its 4.95% senior notes due on June 27, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2022 Senior Notes is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million and an effective yield of approximately 5.05 percent.

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of its

5.625% senior notes due on September 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2020 Senior Notes is payable semi-annually on March 15 and September 15 of each year. The terms of the 2020 Senior Notes permit redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL or RSUI. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million and an effective yield of approximately 5.67 percent.

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

(c) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $92.8 million and $36.3 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the $92.8 million includes $41.0 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $31.2 million of borrowings by Jazwares under its available credit facility and $20.6 million of debt at Bourn & Koch related to borrowings to finance an acquisition. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

9. Income Taxes

Income tax expense (benefit) consisted of the following:

	Federal	State	Foreign	Total
	($ in millions)
Year ended December 31, 2016
Current	$49.4	$4.9	$23.4	$77.7
Deferred	109.6	0.3	(0.5)	109.4

	$159.0	$5.2	$22.9	$187.1

Year ended December 31, 2015
Current	$93.3	$3.1	$50.0	$146.4
Deferred	49.2	(0.4)	-	48.8

	$142.5	$2.7	$50.0	$195.2

Year ended December 31, 2014
Current	$115.4	$4.9	$118.2	$238.5
Deferred	12.9	0.4	-	13.3

	$128.3	$5.3	$118.2	$251.8

Income before income taxes from domestic operations was $407.7 million, $376.7 million and $633.8 million in 2016, 2015 and 2014, respectfully. Income before income taxes from foreign operations was $240.1 million, $380.7 million and $298.1 million in 2016, 2015 and 2014, respectively. Foreign tax expense was primarily attributable to the United Kingdom (the “U.K.”).

The difference between the federal income tax rate and the effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credits	(0.6)	(0.4)	-
Income subject to dividends-received deduction	(1.6)	(1.6)	(1.3)
Tax-exempt interest	(6.5)	(6.8)	(6.5)
State taxes, net of federal tax benefit	0.6	0.2	0.4
Prior period adjustment	2.4	(0.2)	0.1
Other, net	(0.4)	(0.4)	(0.7)

Effective tax rate	28.9%	25.8%	27.0%

The increase in the effective tax rate in 2016 from 2015 primarily reflects larger prior period income tax expense adjustments, higher state income taxes and lower tax-exempt interest income arising from municipal bond securities. Prior period income tax expense adjustments for 2016 include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in 2016 that relate primarily to periods prior to the merger with TransRe in 2012.

The slight decrease in the effective tax rate in 2015 compared with 2014 primarily reflects lower taxable income in 2015, partially offset by lower interest income arising from municipal bond securities.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	($ in millions)
Deferred tax assets:
Loss and LAE reserves	$212.1	$242.7
Minimum tax credit carry forward	28.9	110.2
Compensation accruals	166.7	161.9
Unearned premiums	139.1	134.0
OTTI losses	19.5	21.9
State net operating loss carry forward	25.2	17.9
Other	173.3	167.2

Gross deferred tax assets before valuation allowance	764.8	855.8
Valuation allowance	(25.2)	(17.9)

Gross deferred tax assets	739.6	837.9

Deferred tax liabilities:
Net unrealized gains on investments	125.8	120.8
Deferred acquisition costs	163.3	146.8
Purchase accounting adjustments	30.2	43.8
Other	65.4	58.1

Gross deferred tax liabilities	384.7	369.5

Net deferred tax assets	$354.9	$468.4

A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2016 and 2015, Alleghany recognized $25.2 million and $17.9 million, respectively, of deferred tax assets for certain state net operating and capital loss carryovers, and a valuation allowance of $25.2 million and $17.9 million, respectively, has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

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

Alleghany’s income tax returns are currently under examination by the Internal Revenue Service for the 2012, 2013 and 2014 tax years. TransRe’s income tax returns, which all relate to periods prior to the merger with Alleghany, are currently under examination by the Internal Revenue Service. The following table lists the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2016.

Major Tax Jurisdiction	Open Tax Years
Australia	2012-2015
Canada	2012-2015
France	2009, 2010 and 2013-2015
Germany	2013-2015
Hong Kong	2014-2015
Japan	2010-2015
Singapore	2014-2016
Switzerland	2015
U.K.	2014-2015
U.S.	2007-2015

Alleghany believes that, as of December 31, 2016, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of December 31, 2016.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In October 2012, the Alleghany Board of Directors authorized the repurchase of shares of Common Stock, at such times and at prices as management determined to be advisable, up to an aggregate of $300.0 million (the “2012 Repurchase Program”). In July 2014, the Alleghany Board of Directors authorized, upon the completion of the 2012 Repurchase Program, the repurchase of shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In the fourth quarter of 2014, Alleghany completed the 2012 Repurchase Program and subsequent repurchases have been made pursuant to the 2014 Repurchase Program. In November 2015, the Alleghany Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of December 31, 2016, Alleghany had $379.2 million remaining under its share repurchase authorization.

Pursuant to the 2012 Repurchase Program, 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, Alleghany repurchased shares of Common Stock in 2016, 2015 and 2014 as follows:

	Year Ended December 31,
	2016	2015	2014
Shares repurchased	142,186	520,466	732,391
Cost of shares repurchased (in millions)	$68.3	$243.8	$300.5
Average price per share repurchased	$480.49	$468.45	$410.27

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during 2016 and 2015 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	67.7	(7.2)	(0.1)	60.4
Reclassifications from accumulated other comprehensive income	(67.4)	-	-	(67.4)

Total	0.3	(7.2)	(0.1)	(7.0)

Balance as of December 31, 2016	$232.2	$(111.2)	$(11.7)	$109.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2015	$455.4	$(89.2)	$(12.6)	$353.6
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(154.8)	(14.8)	1.0	(168.6)
Reclassifications from accumulated other comprehensive income	(68.7)	-	-	(68.7)

Total	(223.5)	(14.8)	1.0	(237.3)

Balance as of December 31, 2015	$231.9	$(104.0)	$(11.6)	$116.3

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2016 and 2015 were as follows:

Accumulated Other Comprehensive Income Component	Line in Consolidated Statement of Earnings	Year Ended December 31,
		2016	2015
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(148.8)	$(239.7)
	Other than temporary impairment losses	45.2	133.9
	Income taxes	36.2	37.1

Total reclassifications:	Net earnings	$(67.4)	$(68.7)

(1)	For 2016, excludes a ($98.8) million impairment charge from a write-down of certain SORC assets and the Jazwares Remeasurement Gain of $13.2 million. For 2015, excludes a ($25.8) million realized capital loss related to an impairment charge related to a write-off of Alleghany’s investment in ORX.

(c) Regulations and Dividend Restrictions

As of December 31, 2016, approximately $6.6 billion of Alleghany’s total equity of $7.9 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $1.3 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent company-level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2016.

The ability of Alleghany’s reinsurance and insurance subsidiaries to pay dividends or other distributions is subject to the laws and regulations applicable to each subsidiary, as well as each subsidiary’s need to maintain capital requirements adequate to maintain its operations and financial strength ratings issued by independent rating agencies.

In the U.S., Alleghany’s reinsurance and insurance subsidiaries are subject to insurance laws and regulations that restrict the amount and timing of dividends they may pay without the prior approval of regulatory authorities. Under the insurance holding company laws and regulations, Alleghany’s reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the lesser (or, in some jurisdictions, the greater) of (i) 10 percent of the statutory surplus of the reinsurer or insurer as of the end of the prior calendar year (or, in certain states, as of the end of the prior quarter) and (ii) the net income during the prior calendar year (or, in certain states, the adjusted statutory net investment income). In addition, certain states where Alleghany’s reinsurance and insurance subsidiaries are domiciled prohibit a domestic insurance company from paying dividends except out of earned surplus.

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

A summary of dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2016, 2015 and 2014 follows:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)

TransRe(1)	$375.0	$250.0	$300.0
RSUI	100.0	150.0	225.0

Total	$475.0	$400.0	$525.0

(1)	In 2016, 2015 and 2014, TRC paid dividends of $350.0 million, $400.0 million and $400.0 million, respectively, to the TransRe holding company.

As of December 31, 2016, a maximum amount of $15.0 million was available for dividends by TRC without prior approval of the applicable regulatory authorities.

The statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $688.9 million and $741.0 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $6.7 billion and $6.6 billion, respectively. As of December 31, 2016, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of Alleghany’s reinsurance and insurance companies in the U.S.

11. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	($ in millions, except share amounts)

Net earnings available to Alleghany stockholders	$456.9	$560.3	$679.2
Adjustment related to redeemable noncontrolling interests	-	(2.6)	-

Income available to common stockholders for basic earnings per share	456.9	557.7	679.2
Effect of dilutive securities	-	0.1	-

Income available to common stockholders for diluted earnings per share	$456.9	$557.8	$679.2

Weighted average common shares outstanding applicable to basic earnings per share	15,436,286	15,871,055	16,405,388
Effect of dilutive securities	6,363	8,046	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,442,649	15,879,101	16,405,388

68,429, 77,441 and 72,528 contingently issuable shares were potentially available during 2016, 2015 and 2014, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

12. Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2031. Rent expense was $37.5 million, $34.0 million and $33.8 million in 2016, 2015 and 2014, respectively. The aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2016 were as follows:

Year	Aggregate Minimum Lease Payments
($ in millions)
2017	$37.2
2018	35.0
2019	31.3
2020	27.6
2021	25.0
2022 and thereafter	119.3

(c) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. As of December 31, 2016 and 2015, such gross and net reserves were as follows:

	December 31, 2016		December 31, 2015
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$165.7	$160.0	$174.9	$168.4
CapSpecialty	6.3	6.3	8.7	8.6

Total	$172.0	$166.3	$183.6	$177.0

The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses, particularly for those occurring in 1985 and prior, which, before TransRe’s entry into the Commutation Agreement, represented the majority of TransRe’s asbestos-related illness and environmental impairment reserves. This uncertainty is due to inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(d) Energy Holdings

As of December 31, 2016, Alleghany had holdings in energy sector businesses of $871.1 million, comprised of $313.3 million of debt securities, $408.6 million of equity securities and $149.2 million of our equity attributable to SORC.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. Over one-third of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI, CapSpecialty and PacificComp. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS and Jazwares. Oil and gas operations are conducted through SORC, and also included Alleghany Capital’s investment in ORX until it was sold on December 23, 2016. ORX was accounted for under the equity method of accounting.

The primary components of corporate activities are Alleghany Properties and other activities at the Alleghany parent company.

In addition, corporate activities include interest expense associated with the Alleghany Senior Notes, whereas interest expense associated with the TransRe Senior Notes is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to Senior Notes and other debt can be found in Note 8.

(b) Results

Segment results for Alleghany’s two reportable segments and for corporate activities for 2016, 2015 and 2014 are shown in the tables below:

	Reinsurance Segment			Insurance Segment					Other Activities
Year Ended December 31, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,515.5	$2,814.8	$4,330.3	$1,056.4	$266.5	$139.8	$1,462.7	$5,793.0	$-	$(25.9)	$5,767.1
Net premiums written	1,237.2	2,732.2	3,969.4	734.1	250.0	138.3	1,122.4	5,091.8	-	-	5,091.8
Net premiums earned	1,168.0	2,677.0	3,845.0	754.5	237.5	138.8	1,130.8	4,975.8	-	-	4,975.8
Net loss and LAE	578.4	1,707.0	2,285.4	403.8	125.3	102.7	631.8	2,917.2	-	-	2,917.2
Commissions, brokerage and other underwriting expenses(3)	376.2	922.8	1,299.0	212.3	107.3	38.7	358.3	1,657.3	-	-	1,657.3

Underwriting profit (loss)(4)	$213.4	$47.2	$260.6	$138.4	$4.9	$(2.6)	$140.7	401.3	-	-	401.3

Net investment income								433.1	(2.3)	7.7	438.5
Net realized capital gains								159.9	(86.0)	(10.7)	63.2
Other than temporary impairment losses								(45.2)	-	-	(45.2)
Other revenue								4.4	687.1	7.3	698.8
Other operating expenses								80.6	680.5	4.1	765.2
Corporate administration								1.0	-	42.0	43.0
Amortization of intangible assets								(3.1)	22.1	-	19.0
Interest expense								27.2	1.9	52.5	81.6

Earnings (losses) before income taxes								$847.8	$(105.7)	$(94.3)	$647.8

	Reinsurance Segment			Insurance Segment					Other Activities
Year Ended December 31, 2015	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,171.9	$2,490.2	$3,662.1	$1,148.4	$236.6	$103.1	$1,488.1	$5,150.2	$-	$(28.0)	$5,122.2
Net premiums written	953.6	2,433.7	3,387.3	779.4	220.6	101.9	1,101.9	4,489.2	-	-	4,489.2
Net premiums earned	887.4	2,228.1	3,115.5	809.8	205.0	100.0	1,114.8	4,230.3	-	-	4,230.3
Net loss and LAE	292.1	1,426.6	1,718.7	428.8	115.7	76.6	621.1	2,339.8	-	-	2,339.8
Commissions, brokerage and other underwriting expenses(3)	295.6	774.2	1,069.8	222.9	94.3	36.9	354.1	1,423.9	-	-	1,423.9

Underwriting profit (loss)(4)	$299.7	$27.3	$327.0	$158.1	$(5.0)	$(13.5)	$139.6	466.6	-	-	466.6

Net investment income								427.6	5.4	5.8	438.8
Net realized capital gains								242.6	(25.6)	(3.1)	213.9
Other than temporary impairment losses								(125.5)	-	(8.4)	(133.9)
Other revenue								6.5	241.0	2.9	250.4
Other operating expenses								80.4	259.3	2.6	342.3
Corporate administration								0.9	-	45.6	46.5
Amortization of intangible assets								(5.3)	3.1	-	(2.2)
Interest expense								38.3	1.5	52.0	91.8

Earnings (losses) before income taxes								$903.5	$(43.1)	$(103.0)	$757.4

	Reinsurance Segment			Insurance Segment					Other Activities
Year Ended December 31, 2014	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,205.4	$2,394.7	$3,600.1	$1,242.1	$212.7	$70.5	$1,525.3	$5,125.4	$-	$(28.8)	$5,096.6
Net premiums written	1,073.4	2,336.7	3,410.1	825.5	192.4	69.5	1,087.4	4,497.5	-	-	4,497.5
Net premiums earned	1,048.6	2,282.1	3,330.7	828.2	184.4	67.3	1,079.9	4,410.6	-	-	4,410.6
Net loss and LAE	423.2	1,486.0	1,909.2	427.3	103.0	55.0	585.3	2,494.5	-	-	2,494.5
Commissions, brokerage and other underwriting expenses(3)	319.3	757.2	1,076.5	220.8	92.0	32.0	344.8	1,421.3	-	-	1,421.3

Underwriting profit (loss)(4)	$306.1	$38.9	$345.0	$180.1	$(10.6)	$(19.7)	$149.8	494.8	-	-	494.8

Net investment income								448.9	2.8	8.2	459.9
Net realized capital gains								230.0	2.8	14.3	247.1
Other than temporary impairment losses								(36.3)	-	-	(36.3)
Other revenue								4.0	145.6	0.9	150.5
Other operating expenses								85.7	164.5	2.5	252.7
Corporate administration								1.3	-	45.8	47.1
Amortization of intangible assets								(6.1)	0.4	-	(5.7)
Interest expense								46.8	0.9	42.3	90.0

Earnings (losses) before income taxes								$1,013.7	$(14.6)	$(67.2)	$931.9

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Includes amortization associated with deferred acquisition costs of $1,253.2 million, $1,024.5 million and $1,042.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Foreign operations

Information associated with Alleghany’s foreign operations in its reinsurance segment (representing the vast majority of Alleghany’s foreign operations), is as follows:

•	Foreign gross premiums written in 2016, 2015 and 2014 were approximately $1.5 billion, $1.6 billion and $1.7 billion, respectively.

•	Foreign net premiums earned in 2016, 2015 and 2014 were approximately $1.4 billion, $1.4 billion and $1.5 billion, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the U.K. Net premiums earned by operations in the U.K. in 2016, 2015 and 2014 were $622.3 million, $640.4 million and $654.8 million, respectively.

(d) Identifiable assets and equity

As of December 31, 2016, the identifiable assets of the reinsurance segment, insurance segment and other activities were $15.7 billion, $6.7 billion and $1.4 billion, respectively, of which cash and invested assets represented $13.1 billion, $5.1 billion and $0.5 billion, respectively. As of December 31, 2016, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.2 billion, $2.8 billion and ($0.1) billion, respectively.

(e) Concentration

Significant portions of the reinsurance segment’s gross premiums written are produced by a limited number of brokers. Gross premiums written produced by the reinsurance segment’s three largest brokers were approximately 25 percent, 20 percent, and 16 percent in 2016, 26 percent, 20 percent and 10 percent in 2015 and approximately 29 percent, 22 percent and 11 percent in 2014.

A large whole account quota share treaty entered into in the fourth quarter of 2015 accounted for approximately 20 percent in 2016 and 6 percent in 2015 of gross premiums written in the reinsurance segment.

14. Long-Term Compensation Plans

(a) Parent Company-Level

As of December 31, 2016, Alleghany had long-term compensation plans for parent company-level employees and directors. Parent company-level, long-term compensation awards to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards. Parent company-level, long-term compensation awards to non-employee directors consist of annual grants of restricted shares and restricted stock units of Common Stock.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for parent company-level employees and directors were $17.1 million, $19.7 million and $21.2 million in 2016, 2015 and 2014, respectively. The amount of related income tax benefit in the consolidated statements of earnings and comprehensive income with respect to these plans was $6.0 million, $6.9 million and $7.4 million in 2016, 2015 and 2014, respectively. In 2016, 2015 and 2014, $5.7 million, $4.7 million and $4.5 million of Common Stock at fair market value, respectively, and $14.4 million, $10.9 million and $7.6 million of cash, respectively, was paid by Alleghany under these plans for parent company-level employees and directors. As noted above, as of December 31, 2016 and 2015, all outstanding awards were accounted for under the fair-value-based method of accounting.

The following is a summary of the parent company-level, long-term compensation plans.

Director Restricted Stock Plan

The annual grant to each non-employee director consists of either restricted shares or restricted stock units, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2016.

Alleghany Long-Term Incentive Plans

In February 2012, Alleghany adopted the 2012 Long-Term Incentive Plan (the “2012 LTIP”), which was approved by Alleghany stockholders in April 2012. Awards under the 2012 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock and options to purchase shares of Common Stock, including options intended to qualify as incentive stock options under the Internal Revenue Code, and options not intended to so qualify. Under the 2012 LTIP, the following types of awards were outstanding as of December 31, 2016:

•	Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Expenses are recorded based on changes in the fair value of the awards. The fair value is calculated based primarily on the value of Common Stock as of the balance sheet date, the degree to which performance targets specified in the 2012 LTIP have been achieved and the time elapsed with respect to each award period.

•	Restricted Share Awards — From time to time, Alleghany has awarded to certain management employees restricted shares or restricted stock units of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share or restricted stock unit issued to them based on the market value on the grant date, subject to certain conditions. The expense is recognized ratably over the performance period, which can be extended under certain circumstances.

(b) TransRe Book Value Unit Plan and Mid-Term Incentive Plan

TransRe has a Book Value Unit Plan and a Mid-Term Incentive Plan (collectively, the “TransRe Plans”) for the purpose of providing incentives to key employees of TransRe. Under the TransRe Plans, book value units (“BVUs”) and mid-term incentive plan (“MTIP”) awards are issued. BVUs and MTIP awards may only be settled in cash. The fair value of each BVU is calculated as stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. BVUs have vesting dates of up to approximately the fourth anniversary of the date of grant. The fair value of MTIP awards is calculated based on underwriting results compared to specified targets. MTIP awards have vesting dates of approximately the second or third anniversary of the date of grant. The BVUs and MTIP awards contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2016, 2015 and 2014, TransRe recorded $50.7 million, $54.9 million and $55.3 million, respectively, in compensation expense and a deferred tax benefit of $17.7 million, $19.2 million and $19.4 million, respectively, related to the TransRe Plans.

(c) RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,”

were issued in 2016, 2015 and 2014 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2016, 2015 and 2014, RSUI recorded $25.4 million, $22.7 million and $28.2 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $8.9 million, $7.9 million and $9.9 million, respectively, related to the compensation expense was recorded.

(d) Other Subsidiary Plans

Long-term incentive plans exist at certain other subsidiaries for the purpose of providing equity-like incentives to key employees. The awards under such plans were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2016.

15. Employee Retirement Benefit Plans

(a) Overview

Alleghany and certain of its subsidiaries provide a variety of retirement benefits. Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its parent company-level officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, some of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.

Alleghany has endorsement split-dollar life insurance policies for its parent company-level officers that are effective during employment, as well as retirement. Premiums are paid by Alleghany and death benefits are split between Alleghany and the beneficiaries of the officers. Death benefits for current employees that inure to the beneficiaries are generally equal to four times the annual salary at the time of an officer’s death. After retirement, death benefits that inure to the beneficiaries are generally equal to the annual salary of the officer as of the date of retirement.

In addition, Alleghany and TransRe have defined benefit pensions plans for certain of their employees, as further described below.

These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2016.

(b) Parent Company-Level

Alleghany has an unfunded, noncontributory defined benefit pension plan for parent company-level executives, which was frozen as of December 31, 2013, and a funded, noncontributory defined benefit pension plan for parent company-level employees. The projected benefit obligations of the defined benefit pension plans as of December 31, 2016 and 2015 was $30.2 million and $28.2 million, respectively, and the related fair value of plan assets was $2.4 million and $2.5 million, respectively.

(c) TransRe

TransRe has an unfunded, noncontributory defined benefit plan and a funded noncontributory defined benefit plan for certain of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009. As of December 31, 2016 and 2015, the projected benefit obligation was $65.4 million and $63.0 million, respectively, and the related fair value of plan assets was $48.7 million and $46.7 million, respectively.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2016 and 2015 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share data)
2016
Revenues	$1,478.9	$1,582.1	$1,614.6	$1,455.3
Net earnings(1)	154.5	77.1	155.8	69.5
Basic earnings per share of Common Stock(1)(2)	10.00	4.99	10.09	4.51

2015
Revenues	$1,157.6	$1,300.5	$1,189.1	$1,352.4
Net earnings(1)	125.2	182.5	96.5	156.1
Basic earnings per share of Common Stock(1)(2)	7.82	11.41	6.07	9.86

(1)	Attributable to Alleghany stockholders.
(2)	Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Alleghany Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Alleghany Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Alleghany Corporation and subsidiaries and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 22, 2017

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 169 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Corporate Governance — Board of Directors,” “Corporate Governance — Committees of the Board of Directors,” “Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 28, 2017, or our “2017 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Proposal 1. Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders,” “Securities Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance — Director Independence,” and “Corporate Governance — Related Party Transactions” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 3. Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2017” in our 2017 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2016, 2015 and 2014, are set forth on pages 120 through 169 of this Form

10-K.

      2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2016, 2015 and 2014, are set forth on pages 175 through 185 of this Form 10-K.

      3. Exhibits.

See the Exhibit Index beginning on page 186 of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)
Date: February 22, 2017	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2017	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 22, 2017	By:	/s/ KAREN BRENNER
Karen Brenner
Director

Date: February 22, 2017	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale
Director

Date: February 22, 2017	By:	/s/ JOHN G. FOOS
John G. Foos
Director

Date: February 22, 2017	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President and Director (principal executive officer)

Date: February 22, 2017	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 22, 2017	By:	/s/ WILLIAM K. LAVIN
William K. Lavin
Director

Date: February 22, 2017	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 22, 2017	By:	/s/ JOHN L. SENNOTT, JR.
John L. Sennott, Jr.
Senior Vice President (principal financial officer)

Date: February 22, 2017	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alleghany Corporation:

We have audited the consolidated financial statements of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 22, 2017 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in the accompanying Index to the financial statement schedules of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

February 22, 2017

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2016

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
		($ in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$1,265.7	$1,243.3	$1,243.3
Municipal bonds	4,161.0	4,185.8	4,185.8
Foreign government obligations	1,030.9	1,047.1	1,047.1
U.S. corporate bonds	2,168.9	2,193.1	2,193.1
Foreign corporate bonds	1,068.3	1,088.8	1,088.8
Mortgage and asset-backed securities:
RMBS	1,005.9	1,000.4	1,000.4
CMBS	728.8	734.8	734.8
Other asset-backed securities	1,497.6	1,489.9	1,489.9

Fixed maturities	12,927.1	12,983.2	12,983.2

Equity securities:
Common stocks:
Public utilities	-	-	-
Banks, trust and insurance companies	443.1	523.9	523.9
Industrial, miscellaneous and all other	2,373.5	2,585.6	2,585.6
Nonredeemable preferred stocks	-	-	-

Equity securities	2,816.6	3,109.5	3,109.5

Commercial mortgage loans	594.9	594.9	594.9
Other invested assets	645.2	645.2	645.2
Short-term investments	778.4	778.4	778.4

Total investments	$17,762.2	$18,111.2	$18,111.2

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2016 and 2015

	2016	2015
	($ in thousands)
Assets
Equity securities (cost: 2016 – $171,860; 2015 – $217,039)	$187,413	$216,776
Debt securities (amortized cost: 2016 – $31,505; 2015 – $31,746)	31,564	30,483
Short-term investments	235,510	83,135
Other invested assets	36,741	-
Cash	6,139	2,477
Property and equipment at cost, net of accumulated depreciation and amortization	5,537	259
Other assets	14,359	18,920
Net deferred tax assets	39,503	45,775
Investment in subsidiaries	8,611,000	8,325,073

Total assets	$9,167,766	$8,722,898

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Senior notes	$991,376	$990,421
Other liabilities	112,342	110,058
Current taxes payable	49,383	41,993

Total liabilities	1,153,101	1,142,472

Redeemable noncontrolling interest	74,720	25,719

Stockholders’ equity attributable to Alleghany stockholders	7,939,945	7,554,707

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$9,167,766	$8,722,898

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2016	2015	2014
		($ in thousands)
Revenues
Net investment income	$7,688	$5,800	$8,169
Net realized capital gains	(10,674)	(9,088)	14,349
Other than temporary impairment losses	-	(2,388)	-
Other revenue	159	218	265

Total revenues	(2,827)	(5,458)	22,783

Costs and Expenses
Interest expense	52,470	52,056	42,310
Corporate administration	42,035	45,573	45,741

Total costs and expenses	94,505	97,629	88,051

Operating (losses)	(97,332)	(103,087)	(65,268)
Equity in earnings of consolidated subsidiaries	745,137	860,455	997,177

Earnings before income taxes	647,805	757,368	931,909
Income taxes	187,141	195,173	251,777

Net earnings	460,664	562,195	680,132
Net earnings attributable to noncontrolling interest	3,743	1,880	893

Net earnings attributable to Alleghany stockholders	$456,921	$560,315	$679,239

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2016	2015	2014
	($ in thousands)
Cash flows from operating activities

Net earnings	$460,664	$562,195	$680,132

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Equity in undistributed net (earnings) losses of consolidated subsidiaries	(524,201)	(628,747)	(722,445)

Depreciation and amortization	2,035	1,949	1,845

Net realized capital (gains) losses	10,674	9,088	(14,349)

Other than temporary impairment losses	-	2,388	-

Increase (decrease) in other liabilities and taxes payable	14,677	38,065	22,654

Net adjustments	(496,815)	(577,257)	(712,295)

Net cash (used in) provided by operating activities	(36,151)	(15,062)	(32,163)

Cash flows from investing activities

Purchases of equity securities	(132,129)	(440,143)	(226,418)

Sales of debt securities	-	39,548	-

Maturities and redemptions of debt securities	73	89	121

Sales of equity securities	166,634	256,502	216,951

Net (purchase) sale in short-term investments	(152,375)	69,808	(74,842)

Purchases of property and equipment	(5,779)	(4)	(158)

Other, net	(37,600)	259	383

Net cash (used in) provided by investing activities	(161,176)	(73,941)	(83,963)

Cash flows from financing activities

Proceeds from issuance of senior notes	-	-	297,942

Debt issue costs paid	-	-	(3,625)

Treasury stock acquisitions	(68,320)	(243,814)	(300,478)

Capital contributions to consolidated subsidiaries	(163,732)	(175,635)	(453,551)

Distributions from consolidated subsidiaries	434,900	497,283	566,723

Other, net	(1,859)	3,111	2,294

Net cash provided by (used in) financing activities	200,989	80,945	109,305

Effect of exchange rate changes on cash	-	-	-

Net (decrease) increase in cash	3,662	(8,058)	(6,821)

Cash at beginning of period	2,477	10,535	17,356

Cash at end of period	$6,139	$2,477	$10,535

Supplemental disclosures of cash flow information

Cash paid during the period for:

Interest paid	$51,375	$51,620	$36,675

Income taxes paid (refunds received)	37,220	(8,523)	221,309

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

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
Year	Line of Business	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
		($ in millions)
2016	Property and Casualty Insurance	$448.6	$11,087.2	$2,175.5	$-	$4,975.8	$433.1	$2,917.2	$1,253.2	$404.1	$5,091.8

2015	Property and Casualty Insurance	$419.4	$10,779.2	$2,076.1	$-	$4,230.3	$427.6	$2,339.8	$1,024.5	$399.4	$4,489.2

2014	Property and Casualty Insurance	$353.2	$11,597.2	$1,834.2	$-	$4,410.6	$448.9	$2,494.5	$1,042.0	$379.3	$4,497.5

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year ended December 31,

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions)
2016	Property and casualty	$1,871.1	$729.2	$3,833.9	$4,975.8	77.1%

2015	Property and casualty	$1,515.9	$688.9	$3,403.3	$4,230.3	80.5%

2014	Property and casualty	$1,517.0	$646.9	$3,540.5	$4,410.6	80.3%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
		($ in millions)
2016	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.8	$1.2	$-	$1.0	$1.0

2015	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.4	$1.1	$-	$0.7	$0.8

2014	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.5	$0.6	$-	$0.7	$0.4

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
		Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Year	Line of Business							Current Year	Prior Year
							($ in millions)
2016	Property and Casualty Insurance	$448.6	$11,087.2	$-	$2,175.5	$4,975.8	$433.1	$3,285.2	$(368.0)	$1,253.2	$2,600.8	$5,091.8

2015	Property and Casualty Insurance	$419.4	$10,779.2	$-	$2,076.1	$4,230.3	$427.6	$2,555.3	$(215.5)	$1,024.5	$2,808.0	$4,489.2

2014	Property and Casualty Insurance	$353.2	$11,597.2	$-	$1,834.2	$4,410.6	$448.9	$2,709.7	$(215.2)	$1,042.0	$2,698.9	$4,497.5

EXHIBIT INDEX

Exhibit Number	Description

2.01	Agreement and Plan of Merger, dated as of November 20, 2011, by and among Alleghany, Transatlantic Holdings, Inc. and Shoreline Merger Sub, LLC filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on November 21, 2011, is incorporated herein by reference.

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

3.03	Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany filed as Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 22, 2009, is incorporated herein by reference.

4.01†	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

4.02	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.03	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.04	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

4.05	Third Supplemental Indenture, dated as of September 9, 2014, by and between Alleghany Corporation and the Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated herein by reference.

*10.01	Alleghany 2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of December 31, 2014, filed as Exhibit 10.03 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

*10.03	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.04(a)	Alleghany 2012 Long-Term Incentive Plan, adopted and effective April 27, 2012, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 16, 2012 is incorporated herein by reference.

Exhibit Number	Description

*10.04(b)	Form of Performance Share Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.04(c)	Form of Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(c) to Allegheny’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.05	Alleghany Retirement Plan, as amended, effective December 31, 2015, filed as Exhibit 10.06 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

*10.06	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.07	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.08(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.08(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.08(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.09	Alleghany Amended and Restated 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is incorporated herein by reference.

*10.10	Alleghany 2015 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.11(a)	Employment Agreement, dated as of October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.11(b)	Letter Agreement, dated as of April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

*10.12	Letter Agreement, dated as of November 20, 2011, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.13	Restricted Stock Unit Matching Grant Agreement dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

Exhibit Number	Description

*10.14	Success Shares Award Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.15	Letter Agreement, dated as of February 21, 2013, between Alleghany Corporation and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on February 26, 2013, is incorporated herein by reference.

10.16	Acquisition Agreement, dated as of June 6, 2003, by and between Royal Group, Inc. and AIHL (the “Resurgens Specialty Acquisition Agreement”), filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.17	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.18(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.18(b)	List of Contents of Exhibits and Schedules to the Resurgens Specialty Acquisition Agreement, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.19(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Indemnity Company and RIC (the “Royal Indemnity Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.19(b)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Royal Surplus Lines Insurance Company and RIC (the “Royal Surplus Lines Insurance Company Quota Share Reinsurance Agreement”), filed as Exhibit 10.6 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.20(a)	Quota Share Reinsurance Agreement, dated as of July 1, 2003, by and between Landmark and RIC (the “Landmark Quota Share Reinsurance Agreement”), filed as Exhibit 10.8 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.20(b)	List of Contents of Exhibits and Schedules to the Landmark Quota Share Reinsurance Agreement, filed as Exhibit 10.9 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.21(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Indemnity Company, Resurgens Specialty and RIC (the “Royal Indemnity Company Administrative Services Agreement”), filed as Exhibit 10.10 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.21(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company Administrative Services Agreement, filed as Exhibit 10.11 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.22(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Surplus Lines Insurance Company, Resurgens Specialty and RIC (the “Royal Surplus Lines Insurance Company Administrative Services Agreement”), filed as Exhibit 10.12 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.22(b)	List of Contents of Exhibits and Schedules to the Royal Surplus Lines Insurance Company Administrative Services Agreement, filed as Exhibit 10.13 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.23(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Royal Insurance Company of America, Resurgens Specialty and RIC (the “Royal Insurance Company of America Administrative Services Agreement”), filed as Exhibit 10.14 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

10.23(b)	List of Contents of Exhibits and Schedules to the Royal Insurance Company of America Administrative Services Agreement, filed as Exhibit 10.15 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.24(a)	Administrative Services Agreement, dated as of July 1, 2003, by and among Landmark, Resurgens Specialty and RIC (the “Landmark Administrative Services Agreement”), filed as Exhibit 10.16 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference.

Exhibit Number	Description

10.24(b)	List of Contents of Exhibits and Schedules to the Landmark Administrative Services Agreement, filed as Exhibit 10.17 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.25(a)	Quota Share Reinsurance Agreement, dated as of September 2, 2003, by and between Landmark and Royal Indemnity Company (the “Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement”), filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.25(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Quota Share Reinsurance Agreement, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.26(a)	Administrative Services Agreement, dated as of September 2, 2003, by and between Royal Indemnity Company and Landmark (the “Royal Indemnity Company (Landmark) Administrative Services Agreement”), filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference.

10.26(b)	List of Contents of Exhibits and Schedules to the Royal Indemnity Company (Landmark) Administrative Services Agreement, filed as Exhibit 10.5 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

10.27(a)	Credit Agreement, dated as of October 15, 2013, among the Company, the lenders which are signatories thereto and U.S. Bank National Association, as administrative agent for the Lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on October 21, 2013, is incorporated herein by reference.

10.27(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on October 21, 2013, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of Alleghany.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

Exhibit Number	Description

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

*	Management contract or a compensatory plan or arrangement.
†	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt securities of Alleghany and its consolidated subsidiaries are not filed because the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of Alleghany and its subsidiaries on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.