Form 10-Q
period 2017-03-31
ALLEGHANY CORP /DE
filed 2017-05-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, A SMALLER REPORTING COMPANY, OR AN EMERGING GROWTH COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” “SMALLER REPORTING COMPANY,” AND “EMERGING GROWTH COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐	EMERGING GROWTH COMPANY	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

IF AN EMERGING GROWTH COMPANY, INDICATE BY CHECK MARK IF THE REGISTRANT HAS ELECTED NOT TO USE THE EXTENDED TRANSITION PERIOD FOR COMPLYING WITH ANY NEW OR REVISED FINANCIAL ACCOUNTING STANDARDS PROVIDED PURSUANT TO SECTION 13(A) OF THE EXCHANGE ACT.  ☐

INDICATE BY CHECK MARK WHETHER THE REGISRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

15,418,552 SHARES, PAR VALUE $1.00 PER SHARE, AS OF APRIL 25, 2017

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2017 – $1,816,796; 2016 – $2,816,572)	$2,215,477	$3,109,523
Debt securities (amortized cost: 2017 – $12,964,344; 2016 – $12,927,103)	13,052,529	12,983,213
Short-term investments	1,725,088	778,410

	16,993,094	16,871,146
Commercial mortgage loans	619,681	594,878
Other invested assets	684,031	645,245

Total investments	18,296,806	18,111,269
Cash	624,445	594,091
Accrued investment income	107,438	113,763
Premium balances receivable	806,663	743,692
Reinsurance recoverables	1,259,584	1,272,219
Ceded unearned premiums	218,897	201,023
Deferred acquisition costs	455,122	448,634
Property and equipment at cost, net of accumulated depreciation and amortization	111,420	112,920
Goodwill	284,974	284,974
Intangible assets, net of amortization	374,915	378,680
Current taxes receivable	13,526	25,950
Net deferred tax assets	265,095	354,852
Funds held under reinsurance agreements	615,487	591,602
Other assets	504,769	522,922

Total assets	$23,939,141	$23,756,591

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$10,989,945	$11,087,199
Unearned premiums	2,214,946	2,175,498
Senior Notes and other debt	1,471,183	1,476,489
Reinsurance payable	112,220	90,659
Other liabilities	892,526	912,081

Total liabilities	15,680,820	15,741,926

Redeemable noncontrolling interests	73,472	74,720

Common stock (shares authorized: 2017 and 2016 – 22,000,000; shares issued: 2017 and 2016 – 17,459,961)	17,460	17,460
Contributed capital	3,611,709	3,611,993
Accumulated other comprehensive income	202,185	109,284
Treasury stock, at cost (2017 – 2,041,950 shares; 2016 – 2,049,797 shares)	(809,729)	(812,840)
Retained earnings	5,163,224	5,014,048

Total stockholders’ equity attributable to Alleghany stockholders	8,184,849	7,939,945

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$23,939,141	$23,756,591

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,209,188	$1,221,565
Net investment income	115,538	104,863
Net realized capital gains	59,651	35,893
Other than temporary impairment losses	(3,217)	(20,759)
Other revenue	151,292	137,388

Total revenues	1,532,452	1,478,950

Costs and Expenses
Net loss and loss adjustment expenses	699,305	664,644
Commissions, brokerage and other underwriting expenses	408,515	406,733
Other operating expenses	175,138	162,164
Corporate administration	16,885	9,734
Amortization of intangible assets	3,764	3,085
Interest expense	20,935	20,269

Total costs and expenses	1,324,542	1,266,629

Earnings before income taxes	207,910	212,321
Income taxes	58,550	57,668

Net earnings	149,360	154,653
Net earnings attributable to noncontrolling interest	184	148

Net earnings attributable to Alleghany stockholders	$149,176	$154,505

Net earnings	$149,360	$154,653
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $67,270 and $54,981 for 2017 and 2016, respectively	124,929	102,107
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($19,752) and ($5,297) for 2017 and 2016, respectively	(36,682)	(9,837)
Change in unrealized currency translation adjustment, net of deferred taxes of $2,719 and $11,077 for 2017 and 2016, respectively	5,049	20,571
Retirement plans	(395)	262

Comprehensive income	242,261	267,756
Comprehensive income attributable to noncontrolling interest	184	148

Comprehensive income attributable to Alleghany stockholders	$242,077	$267,608

Basic earnings per share attributable to Alleghany stockholders	$9.68	$10.00
Diluted earnings per share attributable to Alleghany stockholders	9.67	9.96

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Cash flows from operating activities
Net earnings	$149,360	$154,653
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	35,663	34,905
Net realized capital (gains) losses	(59,651)	(35,893)
Other than temporary impairment losses	3,217	20,759
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	34,196	65,627
(Increase) decrease in premium balances receivable	(62,971)	(3,708)
(Increase) decrease in ceded unearned premiums	(17,874)	2
(Increase) decrease in deferred acquisition costs	(6,488)	(30,197)
(Increase) decrease in funds held under reinsurance agreements	(23,885)	(170,912)
Increase (decrease) in unearned premiums	39,448	93,998
Increase (decrease) in loss and loss adjustment expenses	(97,254)	(40,512)
Change in unrealized foreign exchange losses (gains)	(19,971)	45,552
Other, net	(16,322)	(94,694)

Net adjustments	(191,892)	(115,073)

Net cash provided by (used in) operating activities	(42,532)	39,580

Cash flows from investing activities
Purchases of debt securities	(1,811,566)	(1,844,101)
Purchases of equity securities	(304,343)	(551,815)
Sales of debt securities	1,349,608	1,800,873
Maturities and redemptions of debt securities	443,960	237,162
Sales of equity securities	1,363,269	665,994
Net (purchases) sales of short-term investments	(949,847)	(142,622)
Net (purchases) sales and maturities of commercial mortgage loans	(24,803)	(101,959)
Purchases of property and equipment	(4,480)	(2,088)
Purchases of subsidiaries, net of cash acquired	-	(1,020)
Other, net	29,388	(20,329)

Net cash provided by (used in) investing activities	91,186	40,095

Cash flows from financing activities
Treasury stock acquisitions	-	(53,288)
Increase (decrease) in other debt	(5,509)	4,508
Other, net	(13,057)	1,226

Net cash provided by (used in) financing activities	(18,566)	(47,554)

Effect of exchange rate changes on cash	266	2,355

Net increase (decrease) in cash	30,354	34,476
Cash at beginning of period	594,091	475,267

Cash at end of period	$624,445	$509,743

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$16,359	$16,115
Income taxes paid (refund received)	5,949	11,737

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) of Alleghany Corporation (“Alleghany”).

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2023), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interests for all periods presented. During the first three months of 2017, Bourn & Koch had approximately 11 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 21 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding and Jazwares had approximately 20 percent noncontrolling interests outstanding.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and loss adjustment expenses (“LAE”): (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) liabilities for losses that have been incurred but not yet reported (“IBNR”) by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age and accident year. In addition, the guidance also requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance was effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Alleghany adopted this guidance as of December 31, 2016 and the implementation did not have an impact on its results of operations and financial condition. See Note 5 of this Form 10-Q and Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for the new disclosures.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. This guidance is effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany will adopt this guidance in the first quarter of 2018 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public companies, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the consolidated statement of earnings rather than the consolidated statement of comprehensive income. Alleghany does not currently believe that the implementation will have a material impact on its financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize assets and liabilities for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for further information on Alleghany’s leases.

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

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany currently intends to adopt this guidance in the fourth quarter of 2017, and will record a cumulative effect reduction directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income at that time. Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,019.4	$17,019.4	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,471.2	$1,606.3	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes and other debt.

Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2017 and December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2017
Equity securities:
Common stock	$2,210.6	$1.7	$0.8	$2,213.1
Preferred stock	-	-	2.4	2.4

Total equity securities	2,210.6	1.7	3.2	2,215.5

Debt securities:
U.S. Government obligations	-	1,123.8	-	1,123.8
Municipal bonds	-	4,118.1	-	4,118.1
Foreign government obligations	-	1,054.1	-	1,054.1
U.S. corporate bonds	-	2,158.0	111.7	2,269.7
Foreign corporate bonds	-	1,159.4	3.8	1,163.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	965.3	5.6	970.9
Commercial mortgage-backed securities (“CMBS”)	-	620.8	4.1	624.9
Other asset-backed securities(2)	-	528.5	1,199.3	1,727.8

Total debt securities	-	11,728.0	1,324.5	13,052.5
Short-term investments	-	1,725.1	-	1,725.1
Other invested assets(3)	-	-	26.3	26.3

Total investments (excluding equity method investments and loans)	$2,210.6	$13,454.8	$1,354.0	$17,019.4

Senior Notes and other debt	$-	$1,518.9	$87.4	$1,606.3

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,184.2 million and $903.8 million of collateralized loan obligations as of March 31, 2017 and December 31, 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In the three months ended March 31, 2017, there were transfers of $4.1 million securities out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $4.1 million of transfers, $2.3 million related to common stock and $1.8 million related to U.S. corporate bonds.

In the three months ended March 31, 2017, there were transfers of $2.6 million of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $2.6 million of transfers, $1.9 million related to U.S. corporate bonds, $0.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2017.

In the three months ended March 31, 2016, there were no material transfers of securities out of Level 3.

In the three months ended March 31, 2016, there were transfers of $2.7 million of securities into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets. Of the $2.7 million of transfers, $1.7 million related to U.S. corporate bonds and $1.0 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2016.

The following tables present reconciliations of the changes during the three months ended March 31, 2017 and 2016 in Level 3 assets measured at fair value:

	Equity Securities		Debt Securities
					Mortgage and asset-backed
Three Months Ended March 31, 2017	Common Stock	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
					($ in millions)
Balance as of January 1, 2017	$4.3	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	(0.1)	-	0.1	-	1.5	2.4	3.9
Other comprehensive income	0.2	-	0.2	-	-	-	11.6	(1.8)	10.2
Purchases	-	2.4	43.8	3.1	-	-	380.6	-	429.9
Sales	(1.8)	-	(2.0)	-	-	-	(16.0)	(2.4)	(22.2)
Issuances	-	-	-	-	-	-	-	-	-
Settlements	-	-	(3.2)	-	(0.4)	(0.2)	(82.2)	-	(86.0)
Transfers into Level 3	0.4	-	1.9	0.3	-	-	-	-	2.6
Transfers out of Level 3	(2.3)	-	(1.8)	-	-	-	-	-	(4.1)

Balance as of March 31, 2017	$0.8	$2.4	$111.7	$3.8	$5.6	$4.1	$1,199.3	$26.3	$1,354.0

		Debt Securities
			Mortgage and asset-backed
Three Months Ended March 31, 2016	Common Stock	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
				($ in millions)
Balance as of January 1, 2016	$-	$49.8	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	0.1	0.1	(0.1)	1.0	1.5	2.6
Other comprehensive income	-	0.2	(0.2)	(0.1)	(14.3)	(1.3)	(15.7)
Purchases	-	0.3	-	-	10.3	-	10.6
Sales	-	(1.2)	-	-	(25.3)	(1.5)	(28.0)
Issuances	-	-	-	-	-	-	-
Settlements	-	(0.9)	(0.5)	(0.2)	(0.3)	-	(1.9)
Transfers into Level 3	1.0	1.7	-	-	-	-	2.7
Transfers out of Level 3	-	-	-	-	-	(0.2)	(0.2)

Balance as of March 31, 2016	$1.0	$50.0	$14.3	$19.8	$924.4	$28.4	$1,037.9

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 instruments still held as of March 31, 2017 and 2016.

Net unrealized losses related to Level 3 investments as of March 31, 2017 and December 31, 2016 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of March 31, 2017 and December 31, 2016 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		($ in millions)
As of March 31, 2017
Equity securities:
Common stock	$1,814.4	$402.2	$(3.5)	$2,213.1
Preferred stock	2.4	-	-	2.4

Total equity securities	1,816.8	402.2	(3.5)	2,215.5

Debt securities:
U.S. Government obligations	1,142.4	1.8	(20.4)	1,123.8
Municipal bonds	4,077.5	75.0	(34.4)	4,118.1
Foreign government obligations	1,036.7	20.6	(3.2)	1,054.1
U.S. corporate bonds	2,246.0	41.9	(18.2)	2,269.7
Foreign corporate bonds	1,143.3	24.7	(4.8)	1,163.2
Mortgage and asset-backed securities:
RMBS	976.2	6.6	(11.9)	970.9
CMBS	620.0	8.4	(3.5)	624.9
Other asset-backed securities(1)	1,722.2	8.7	(3.1)	1,727.8

Total debt securities	12,964.3	187.7	(99.5)	13,052.5
Short-term investments	1,725.1	-	-	1,725.1

Total investments	$16,506.2	$589.9	$(103.0)	$16,993.1

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$2,816.6	$332.1	$(39.2)	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	2,816.6	332.1	(39.2)	3,109.5

Debt securities:
U.S. Government obligations	1,265.7	2.2	(24.6)	1,243.3
Municipal bonds	4,161.0	66.9	(42.1)	4,185.8
Foreign government obligations	1,030.9	20.2	(4.0)	1,047.1
U.S. corporate bonds	2,168.9	43.5	(19.3)	2,193.1
Foreign corporate bonds	1,068.3	27.3	(6.8)	1,088.8
Mortgage and asset-backed securities:
RMBS	1,005.9	7.0	(12.5)	1,000.4
CMBS	728.8	9.6	(3.6)	734.8
Other asset-backed securities(1)	1,497.6	4.0	(11.7)	1,489.9

Total debt securities	12,927.1	180.7	(124.6)	12,983.2
Short-term investments	778.4	-	-	778.4

Total investments	$16,522.1	$512.8	$(163.8)	$16,871.1

(1)	Includes $1,184.2 million and $903.8 million of collateralized loan obligations as of March 31, 2017 and December 31, 2016, respectively.

(b) Contractual Maturity

The amortized cost or cost and estimated fair value of debt securities by contractual maturity as of March 31, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of March 31, 2017
Short-term investments due in one year or less	$1,725.1	$1,725.1

Mortgage and asset-backed securities(1)	3,318.4	3,323.6
Debt securities with maturity dates:
One year or less	499.1	501.1
Over one through five years	2,971.4	3,002.5
Over five through ten years	3,195.2	3,228.0
Over ten years	2,980.2	2,997.3

Total debt securities	12,964.3	13,052.5

Equity securities	1,816.8	2,215.5

Total	$16,506.2	$16,993.1

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Interest income	$99.2	$101.2
Dividend income	9.4	12.1
Investment expenses	(7.3)	(6.9)
Equity in results of Pillar Investments(1)	3.4	3.1
Equity in results of Ares(1)	5.2	0.4
Other investment results	5.6	(5.0)

Total	$115.5	$104.9

(1)	See Note 3(g) for discussion of the Pillar Investments and the investment in Ares, each as defined therein.

As of March 31, 2017, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $2.7 billion and $2.5 billion for the three months ended March 31, 2017 and 2016, respectively.

Realized capital gains and losses for the three months ended March 31, 2017 primarily reflect sales of equity securities. Realized capital gains and losses for the three months ended March 31, 2016 primarily reflect sales of equity and debt securities. Realized capital gains in the first quarter of 2017 include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio.

The amount of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Gross realized capital gains	$108.7	$82.4
Gross realized capital losses	(49.1)	(46.5)

Net realized capital gains	$59.6	$35.9

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

OTTI losses in the first three months of 2017 reflect $3.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $3.2 million of OTTI losses, $3.1 million related to equity securities, primarily in the retail sector, and $0.1 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of March 31, 2017 and December 31, 2016, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of March 31, 2017
Equity securities:
Common stock	$90.5	$3.5	$-	$-	$90.5	$3.5
Preferred stock	-	-	-	-	-	-

Total equity securities	90.5	3.5	-	-	90.5	3.5

Debt securities:
U.S. Government obligations	900.8	20.4	-	-	900.8	20.4
Municipal bonds	1,123.1	31.5	53.6	2.9	1,176.7	34.4
Foreign government obligations	227.9	3.2	-	-	227.9	3.2
U.S. corporate bonds	754.1	17.4	40.9	0.8	795.0	18.2
Foreign corporate bonds	343.4	4.8	1.9	-	345.3	4.8
Mortgage and asset-backed securities:
RMBS	632.3	11.0	35.7	0.9	668.0	11.9
CMBS	159.3	1.3	58.4	2.2	217.7	3.5
Other asset-backed securities	324.5	1.1	319.8	2.0	644.3	3.1

Total debt securities	4,465.4	90.7	510.3	8.8	4,975.7	99.5

Total temporarily impaired securities	$4,555.9	$94.2	$510.3	$8.8	$5,066.2	$103.0

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$619.4	$39.2	$-	$-	$619.4	$39.2
Preferred stock	-	-	-	-	-	-

Total equity securities	619.4	39.2	-	-	619.4	39.2

Debt securities:
U.S. Government obligations	975.0	24.6	-	-	975.0	24.6
Municipal bonds	1,464.5	39.7	41.6	2.4	1,506.1	42.1
Foreign government obligations	238.3	4.0	-	-	238.3	4.0
U.S. corporate bonds	727.9	18.1	52.6	1.2	780.5	19.3
Foreign corporate bonds	331.0	6.6	4.1	0.2	335.1	6.8
Mortgage and asset-backed securities:
RMBS	652.0	11.4	43.4	1.1	695.4	12.5
CMBS	148.9	1.4	117.7	2.2	266.6	3.6
Other asset-backed securities	334.7	1.6	550.4	10.1	885.1	11.7

Total debt securities	4,872.3	107.4	809.8	17.2	5,682.1	124.6

Total temporarily impaired securities	$5,491.7	$146.6	$809.8	$17.2	$6,301.5	$163.8

As of March 31, 2017, Alleghany held a total of 1,231 debt securities and equity securities that were in an unrealized loss position, of which 80 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related to municipal bonds, CMBS and other asset-backed securities.

As of March 31, 2017, the vast majority of Alleghany’s debt securities were rated investment grade, with 5.9 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.1 percent as of December 31, 2016.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2017, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $225.9 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at Alleghany’s discretion. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets and accounts for its investment using the equity method of accounting. As of March 31, 2017, AIHL’s carrying value in Ares was $225.1 million, which is net of returns of capital received from Ares.

(h) Investments in Commercial Mortgage Loans

As of March 31, 2017, the carrying value of Alleghany’s commercial mortgage loan portfolio was $619.7 million, representing the unpaid principal balance on the loans. As of March 31, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amount of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loan was made.

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

(b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2017. Both programs were renewed on May 1, 2017 in substantially similar terms as the expired programs.

5. Liability for Loss and LAE

(a) Liability Rollforward

Activity in liability for loss and LAE in the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Reserves as of January 1	$11,087.2	$10,799.2
Less: reinsurance recoverables(1)	1,236.2	1,169.3

Net reserves as of January 1	9,851.0	9,629.9

Incurred loss and LAE, net of reinsurance, related to:
Current year	747.0	749.9
Prior years	(47.7)	(85.3)

Total incurred loss and LAE, net of reinsurance	699.3	664.6

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	114.0	25.9
Prior years	647.2	600.1

Total paid loss and LAE, net of reinsurance	761.2	626.0

Foreign exchange effect	(12.2)	(21.9)

Net reserves as of March 31	9,776.9	9,646.6
Reinsurance recoverables as of March 31(1)	1,213.0	1,112.1

Reserves as of March 31	$10,989.9	$10,758.7

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of March 31, 2017 decreased from December 31, 2016, primarily reflecting a decrease at the reinsurance segment due to favorable prior accident year loss reserve development, the impact of lower net premiums earned and the impact of changes in foreign currency exchange rates.

(b) Liability Development

The (favorable) unfavorable prior accident year loss reserve development for the three months ended March 31, 2017 and 2016 is summarized as follows:

	Three Months Ended March 31,
	2017		2016
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(0.4)	(1)	$(1.0)	(2)
Non-catastrophe	(31.1)	(3)	(32.2)	(4)

Total property	(31.5)		(33.2)

Casualty & other:
Malpractice Treaties(5)	-		(6.9)
Ogden rate impact(6)	24.4		-
Other	(31.2)	(7)	(30.9)	(8)

Total casualty & other	(6.8)		(37.8)

Total Reinsurance Segment	(38.3)		(71.0)

Insurance Segment
RSUI:
Casualty	(12.2)	(9)	(9.8)	(10)
Property and other	3.8(	11)	(3.0)	(12)

Total RSUI	(8.4)		(12.8)

CapSpecialty:
Asbestos-related illness and environmental impairment liability	-		(2.0)
Other	(0.5)	(13)	0.5

Total CapSpecialty	(0.5)		(1.5)

PacificComp	(0.5)	(14)	-

Total incurred related to prior years	$(47.7)		$(85.3)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 through 2016 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 and 2015 accident years.
(5)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(6)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from +2.50 percent to (0.75) percent.
(7)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2010 through 2016 accident years.
(8)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2009, 2014 and 2015 accident years, partially offset by unfavorable prior accident year loss reserve development from the 2013 accident year.
(9)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2011 through 2005 accident years.
(10)	Primarily reflects favorable prior accident year loss reserve development in the general liability, umbrella/excess and professional liability lines of business related to the 2006 through 2012 accident years.
(11)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business related to the 2016 and 2015 accident years.
(12)	Primarily reflects favorable prior accident year loss reserve development in non-catastrophe property lines of business in recent accident years.
(13)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2012, 2006 and 2005 accident years.
(14)	Primarily reflects favorable prior accident year loss reserve development related to 2013 accident year.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first three months of 2017 was 28.2 percent, compared with 27.2 percent for the first three months of 2016. The increase in the effective tax rate in the first quarter of 2017 from the first quarter of 2016 primarily reflects lower tax-exempt interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.

Alleghany believes that, as of March 31, 2017, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2017.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of March 31, 2017, Alleghany had $379.2 million remaining under its share repurchase authorization.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, Alleghany repurchased shares of Common Stock in the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,
	2017	2016
Shares repurchased	-	113,100
Cost of shares repurchased (in millions)	$-	$53.3
Average price per share repurchased	$-	$471.15

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during the three months ended March 31, 2017 and 2016 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	124.9	5.1	(0.4)	129.6
Reclassifications from accumulated other comprehensive income	(36.7)	-	-	(36.7)

Total	88.2	5.1	(0.4)	92.9

Balance as of March 31, 2017	$320.4	$(106.1)	$(12.1)	$202.2

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	102.1	20.6	0.2	122.9
Reclassifications from accumulated other comprehensive income	(9.8)	-	-	(9.8)

Total	92.3	20.6	0.2	113.1

Balance as of March 31, 2016	$324.2	$(83.4)	$(11.4)	$229.4

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three months ended March 31, 2017 and 2016 were as follows:

Accumulated Other		Three Months Ended March 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2017	2016
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(59.6)	$(35.9)
	Other than temporary impairment losses	3.2	20.8
	Income taxes	19.7	5.3

Total reclassifications:	Net earnings	$(36.7)	$(9.8)

8. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$149.2	$154.5
Effect of dilutive securities	-	(0.4)

Income available to common stockholders for diluted earnings per share	$149.2	$154.1

Weighted average common shares outstanding applicable to basic earnings per share	15,413,698	15,452,191
Effect of dilutive securities	6,770	12,298

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,420,468	15,464,489

57,756 and 57,123 contingently issuable shares were potentially available during the first three months of 2017 and 2016, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate.

(b) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K.

(c) Energy Holdings

As of March 31, 2017, Alleghany had holdings in energy sector businesses of $534.6 million, comprised of $304.1 million of debt securities, $84.9 million of equity securities and $145.6 million of Alleghany’s equity attributable to SORC.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. In addition, reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Net realized capital gains and OTTI losses are not considered relevant in evaluating investment performance on an annual basis. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS and Jazwares. Oil and gas operations are conducted through SORC.

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

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K.

(b) Results

Segment results for Alleghany’s two reportable segments and for other activities for the three months ended March 31, 2017 and 2016 are shown in the tables below:

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months ended March 31, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$375.4	$680.3	$1,055.7	$264.4	$65.6	$40.7	$370.7	$1,426.4	$-	$(5.6)	$1,420.8
Net premiums written	285.2	664.2	949.4	182.6	61.0	40.1	283.7	1,233.1	-	-	1,233.1
Net premiums earned	286.8	639.3	926.1	182.7	62.1	38.3	283.1	1,209.2	-	-	1,209.2
Net loss and LAE	121.8	435.3	557.1	80.6	33.1	28.5	142.2	699.3	-	-	699.3
Commissions, brokerage and other underwriting expenses	90.8	224.8	315.6	54.8	27.7	10.4	92.9	408.5	-	-	408.5

Underwriting profit (loss)(3)	$74.2	$(20.8)	$53.4	$47.3	$1.3	$(0.6)	$48.0	101.4	-	-	101.4

Net investment income								112.2	0.4	2.9	115.5
Net realized capital gains								60.2	(0.1)	(0.5)	59.6
Other than temporary impairment losses								(3.2)	-	-	(3.2)
Other revenue								2.5	147.2	1.6	151.3
Other operating expenses								23.2	150.5	1.4	175.1
Corporate administration								0.8	-	16.1	16.9
Amortization of intangible assets								(0.5)	4.3	-	3.8
Interest expense								6.8	0.9	13.2	20.9

Earnings (losses) before income taxes								$242.8	$(8.2)	$(26.7)	$207.9

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months ended March 31, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$383.2	$759.2	$1,142.4	$256.9	$62.9	$34.1	$353.9	$1,496.3	$-	$(6.7)	$1,489.6
Net premiums written	309.5	746.4	1,055.9	173.6	58.9	33.8	266.3	1,322.2	-	-	1,322.2
Net premiums earned	253.1	685.9	939.0	192.3	55.4	34.8	282.5	1,221.5	-	-	1,221.5
Net loss and LAE	96.1	430.0	526.1	85.1	26.9	26.5	138.5	664.6	-	-	664.6
Commissions, brokerage and other underwriting expenses	77.9	239.5	317.4	53.2	26.4	9.7	89.3	406.7	-	-	406.7

Underwriting profit (loss)(3)	$79.1	$16.4	$95.5	$54.0	$2.1	$(1.4)	$54.7	150.2	-	-	150.2

Net investment income								102.8	(0.1)	2.2	104.9
Net realized capital gains								39.4	(0.1)	(3.4)	35.9
Other than temporary impairment losses								(20.8)	-	-	(20.8)
Other revenue								0.2	136.9	0.3	137.4
Other operating expenses								22.0	139.5	0.7	162.2
Corporate administration								0.2	-	9.5	9.7
Amortization of intangible assets								(1.0)	4.1	-	3.1
Interest expense								6.9	0.3	13.1	20.3

Earnings (losses) before income taxes								$243.7	$(7.2)	$(24.2)	$212.3

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of March 31, 2017, the identifiable assets of the reinsurance segment, insurance segment and other activities were $15.8 billion, $6.8 billion and $1.3 billion, respectively, of which cash and invested assets represented $13.2 billion, $5.2 billion and $0.5 billion, respectively. As of March 31, 2017, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.3 billion, $2.9 billion and $0.0 billion, respectively.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $87.4 million as of March 31, 2017. The $87.4 million includes $35.4 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $31.2 million of borrowings by Jazwares under its available credit facility, $18.4 million of debt at Bourn & Koch related to borrowings to finance an acquisition, and $2.4 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2016, or the “2016 Form 10-K.”

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

Note on Forward-Looking Statements

Certain statements contained in this Form 10-Q may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather they are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in the 2016 Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of the 2016 Form 10-K for additional information.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S., or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating our performance. This presentation includes the use of underwriting profit and Adjusted EBITDA, which are “non-GAAP financial measures,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. The presentation of these financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may also be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. A discussion of our calculation and use of these financial measures is provided below.

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

Adjusted EBITDA is a non-GAAP financial measure for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI losses; and (vi) income taxes. Because Adjusted EBITDA excludes interest, income taxes, net realized capital gains, OTTI losses, depreciation and amortization, it provides an indication of economic performance that is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from purchase accounting. We use Adjusted EBITDA as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our non-insurance operating subsidiaries and investments. A reconciliation of Adjusted EBITDA to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $149.2 million in the first quarter of 2017, compared with $154.5 million in the first quarter of 2016.

•	Earnings before income taxes were $207.9 million in the first quarter of 2017, compared with $212.3 million in the first quarter of 2016.

•	Net investment income increased by 10.1 percent in the first quarter of 2017 from the first quarter of 2016.

•	Net premiums written decreased by 6.7 percent in the first quarter of 2017 from the first quarter of 2016.

•	Underwriting profit was $101.4 million in the first quarter of 2017, compared with $150.2 million in the first quarter of 2016.

•	The combined ratio for our reinsurance and insurance segments was 91.6 percent in the first quarter of 2017, compared with 87.7 percent in the first quarter of 2016.

•	Catastrophe losses, net of reinsurance, were $4.6 million in the first quarter of 2017, compared with $2.6 million in the first quarter of 2016.

•	Net favorable prior accident year loss reserve development was $47.7 million in the first quarter of 2017, compared with $85.3 million in the first quarter of 2016.

•	Sales revenue for Alleghany Capital was $147.2 million in the first quarter of 2017, compared with $136.9 million in the first quarter of 2016.

•	Losses before income taxes for Alleghany Capital were $8.2 million in the first quarter of 2017, compared with $7.2 million in the first quarter of 2016. Adjusted EBITDA was $2.1 million in the first quarter of 2017, compared with $1.9 million in the first quarter of 2016.

As of March 31, 2017, we had total assets of $23.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.2 billion. As of March 31, 2017, we had consolidated total investments of approximately $18.3 billion, consisting of $13.1 billion invested in debt securities, $2.2 billion invested in equity securities, $1.7 billion invested in short-term investments, $0.6 billion invested in commercial mortgage loans and $0.7 billion invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Revenues
Net premiums earned	$1,209.2	$1,221.5
Net investment income	115.5	104.9
Net realized capital gains	59.6	35.9
Other than temporary impairment losses	(3.2)	(20.8)
Other revenue	151.3	137.4

Total revenues	1,532.4	1,478.9

Costs and Expenses
Net loss and loss adjustment expenses	699.3	664.6
Commissions, brokerage and other underwriting expenses	408.5	406.7
Other operating expenses	175.1	162.2
Corporate administration	16.9	9.7
Amortization of intangible assets	3.8	3.1
Interest expense	20.9	20.3

Total costs and expenses	1,324.5	1,266.6

Earnings before income taxes	207.9	212.3
Income taxes	58.5	57.7

Net earnings	149.4	154.6
Net earnings attributable to noncontrolling interest	0.2	0.1

Net earnings attributable to Alleghany stockholders	$149.2	$154.5

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The results for our segments and for other activities for the three months ended March 31, 2017 and 2016 are shown in the tables below:

	Segments			Other Activities
Three Months Ended March 31, 2017	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,055.7	$370.7	$1,426.4	$-	$(5.6)	$1,420.8
Net premiums written	949.4	283.7	1,233.1	-	-	1,233.1

Net premiums earned	926.1	283.1	1,209.2	-	-	1,209.2

Net loss and LAE:
Current year (excluding catastrophe losses)	595.4	147.0	742.4	-	-	742.4
Current year catastrophe losses	-	4.6	4.6	-	-	4.6
Prior years	(38.3)	(9.4)	(47.7)	-	-	(47.7)

Total net loss and LAE	557.1	142.2	699.3	-	-	699.3
Commissions, brokerage and other underwriting expenses	315.6	92.9	408.5	-	-	408.5

Underwriting profit(2)	$53.4	$48.0	101.4	-	-	101.4

Net investment income			112.2	0.4	2.9	115.5
Net realized capital gains			60.2	(0.1)	(0.5)	59.6
Other than temporary impairment losses			(3.2)	-	-	(3.2)
Other revenue			2.5	147.2	1.6	151.3
Other operating expenses			23.2	150.5	1.4	175.1
Corporate administration			0.8	-	16.1	16.9
Amortization of intangible assets			(0.5)	4.3	-	3.8
Interest expense			6.8	0.9	13.2	20.9

Earnings (losses) before income taxes			$242.8	$(8.2)	$(26.7)	$207.9

Loss ratio(3):
Current year (excluding catastrophe losses)	64.3%	51.9%	61.3%
Current year catastrophe losses	- %	1.6%	0.4%
Prior years	(4.1%)	(3.3%)	(3.9%)

Total net loss and LAE	60.2%	50.2%	57.8%
Expense ratio(4)	34.1%	32.8%	33.8%

Combined ratio(5)	94.3%	83.0%	91.6%

	Segments			Other Activities
Three Months Ended March 31, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,142.4	$353.9	$1,496.3	$-	$(6.7)	$1,489.6
Net premiums written	1,055.9	266.3	1,322.2	-	-	1,322.2

Net premiums earned	939.0	282.5	1,221.5	-	-	1,221.5

Net loss and LAE:
Current year (excluding catastrophe losses)	597.1	150.2	747.3	-	-	747.3
Current year catastrophe losses	-	2.6	2.6	-	-	2.6
Prior years	(71.0)	(14.3)	(85.3)	-	-	(85.3)

Total net loss and LAE	526.1	138.5	664.6	-	-	664.6
Commissions, brokerage and other underwriting expenses	317.4	89.3	406.7	-	-	406.7

Underwriting profit(2)	$95.5	$54.7	150.2	-	-	150.2

Net investment income			102.8	(0.1)	2.2	104.9
Net realized capital gains			39.4	(0.1)	(3.4)	35.9
Other than temporary impairment losses			(20.8)	-	-	(20.8)
Other revenue			0.2	136.9	0.3	137.4
Other operating expenses			22.0	139.5	0.7	162.2
Corporate administration			0.2	-	9.5	9.7
Amortization of intangible assets			(1.0)	4.1	-	3.1
Interest expense			6.9	0.3	13.1	20.3

Earnings (losses) before income taxes			$243.7	$(7.2)	$(24.2)	$212.3

Loss ratio(3):
Current year (excluding catastrophe losses)	63.6%	53.2%	61.2%
Current year catastrophe losses	- %	0.9%	0.2%
Prior years	(7.6%)	(5.1%)	(7.0%)

Total net loss and LAE	56.0%	49.0%	54.4%
Expense ratio(4)	33.8%	31.6%	33.3%

Combined ratio(5)	89.8%	80.6%	87.7%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three Months Ended March 31, 2017 and 2016

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Premiums written:
Gross premiums written	$1,420.8	$1,489.6	(4.6%	)
Net premiums written	1,233.1	1,322.2	(6.7%	)

Net premiums earned	1,209.2	1,221.5	(1.0%	)

The decreases in gross and net premiums written in the first quarter of 2017 from the first quarter of 2016 are attributable to decreases at our reinsurance segment, primarily reflecting $190.2 million of premiums in the first quarter of 2017 related to a large whole account quota share treaty, or the “Quota Share Treaty,” compared to $244.8 million of such premiums in the first quarter of 2016, partially offset by modest increases at our insurance segment, reflecting continued growth at PacificComp and CapSpecialty, as well as increases at RSUI. The decrease in the Quota Share Treaty reflects elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. In addition, the decreases in gross and net premiums written in the first quarter of 2017 from the first quarter of 2016 at our reinsurance segment also reflect a decrease in international premiums written and the impact of changes in foreign currency exchange rates and, with respect to the decrease in net premiums written, higher ceded premiums written due to an increase in retrocessional coverage purchased in 2017.

The decrease in net premiums earned in the first quarter of 2017 from the first quarter of 2016 primarily reflects a decrease at our reinsurance segment for the reasons discussed above.

A comparison of premiums by segment for the first quarter of 2017 and 2016 is more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended March 31,
	2017		2016		Percent Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$742.4		$747.3		(0.7%)
Current year catastrophe losses	4.6		2.6		76.9%
Prior years	(47.7)		(85.3)		(44.1%)

Total net loss and LAE	$699.3		$664.6		5.2%

Loss ratio:
Current year (excluding catastrophe losses)	61.3%		61.2%
Current year catastrophe losses	0.4%		0.2%
Prior years	(3.9%	)	(7.0%	)

Total net loss and LAE	57.8%		54.4%

The increase in net loss and LAE in the first quarter of 2017 from the first quarter of 2016 primarily reflects an increase at our reinsurance segment due primarily to less favorable prior accident year loss reserve development. Net loss and LAE in the first quarter of 2017 for the reinsurance segment includes $24.4 million of unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

A comparison of net loss and LAE by segment for the first quarter of 2017 and 2016 is more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$408.5	$406.7	0.4%

Expense ratio	33.8%	33.3%

Commissions, brokerage and other underwriting expenses in the first quarter of 2017 approximated commissions, brokerage and other underwriting expenses in the first quarter of 2016, reflecting a modest increase at our insurance segment, offset by a modest decrease at our reinsurance segment due a decrease in overhead expenses. The increase at our insurance segment primarily reflects higher net premiums earned at CapSpecialty and PacificComp and higher commissions, brokerage and other underwriting expenses at RSUI.

A comparison of commissions, brokerage and other underwriting expenses for the first quarter of 2017 and 2016 is more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Underwriting profit	$101.4	$150.2	(32.5%	)

Combined ratio	91.6%	87.7%

The decrease in underwriting profit in the first quarter of 2017 from the first quarter of 2016 is due to a decrease at our reinsurance segment and, to a lesser extent, a decrease at our insurance segment. The decrease at our reinsurance segment primarily reflects less favorable prior accident year loss reserve development and, to a lesser extent, the impact of lower net premiums earned, as discussed above. The decrease at our insurance segment primarily reflects less favorable prior accident year loss reserve development and the impact of lower net premiums earned and higher commissions, brokerage and other underwriting expenses at RSUI.

A comparison of underwriting profit for the first quarter of 2017 and 2016 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Net investment income	$115.5	$104.9	10.1%
Net realized capital gains	59.6	35.9	66.0%
Other than temporary impairment losses	(3.2)	(20.8)	(84.6%	)

The increase in net investment income in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher income from other invested assets, partially offset by lower dividend and interest income. The increase in other invested assets primarily reflects higher returns on our equity investment in Ares Management LLC, or “Ares,” an asset manager, and higher returns on our investment in certain funds managed by Ares.

The increase in net realized capital gains in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher gains for the equity portfolio. Realized capital gains in the first quarter of 2017 include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio.

The decrease in OTTI losses in the first quarter of 2017 from the first quarter of 2016 primarily reflects a decrease in OTTI losses related to debt securities, as OTTI losses in the first quarter of 2016 included significant losses primarily in the energy sector.

A comparison of investment results for the first quarter of 2017 and 2016 is more fully described in the following pages.

Other revenue and expenses. The following table summarizes our consolidated other revenue and expenses.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Other revenue	$151.3	$137.4	10.1%

Other operating expenses	175.1	162.2	8.0%
Corporate administration	16.9	9.7	74.2%
Amortization of intangible assets	3.8	3.1	22.6%
Interest expense	20.9	20.3	3.0%

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include sales revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $21.4 million and $21.4 million in the first quarter of 2017 and 2016, respectively.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

The increases in other revenue and other operating expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflect the inclusion of Jazwares in our consolidated results as of April 15, 2016. In addition, the increase in other operating expenses in the first quarter of 2017 from the first quarter of 2016 also reflects an increase in long-term incentive compensation at the Alleghany Capital level.

Corporate administration. The increase in corporate administration expense in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher long-term incentive compensation expense accruals due mainly to the impact of a rise in the price per share of our common stock.

Amortization of intangible assets. The increase in amortization expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflects the amortization of net intangible assets related to the acquisition of Jazwares, partially offset by a decrease in amortization expense at IPS.

Interest expense. The increase in interest expense in the first quarter of 2017 from the first quarter of 2016 reflects an increase in debt outstanding at Kentucky Trailer and recent borrowings at Bourn & Koch, Jazwares and IPS.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Income taxes	$58.5	$57.7	1.4%

Effective tax rate	28.2%	27.2%

The increase in income taxes in the first quarter of 2017 from the first quarter of 2016 primarily reflects an increase in the effective tax rate, partially offset by a decrease in earnings before income taxes. The increase in the effective tax rate in the first quarter of 2017 from the first quarter of 2016 primarily reflects lower tax-exempt interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.

Earnings. The following table summarizes our consolidated earnings.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Earnings before income taxes	$207.9	$212.3	(2.1%)
Net earnings attributable to Alleghany stockholders	149.2	154.5	(3.4%)

The decrease in earnings before income taxes and net earnings attributable to Alleghany stockholders in the first quarter of 2017 from the first quarter of 2016 primarily reflects lower underwriting profit and, to a lesser extent, higher corporate administration expenses, partially offset by higher net realized capital gains and net investment income, as well as lower OTTI losses, all as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2016 Form 10-K.

The underwriting results of the reinsurance segment are presented below.

Three Months Ended March 31, 2017	Property		Casualty & Other(1)		Total
	($ in millions)
Gross premiums written	$375.4		$680.3		$1,055.7
Net premiums written	285.2		664.2		949.4

Net premiums earned	286.8		639.3		926.1
Net loss and LAE:
Current year (excluding catastrophe losses)	153.3		442.1		595.4
Current year catastrophe losses	-		-		-
Prior years	(31.5)		(6.8)		(38.3)

Total net loss and LAE	121.8		435.3		557.1

Commissions, brokerage and other underwriting expenses	90.8		224.8		315.6

Underwriting profit(loss)(2)	$74.2		$(20.8)		$53.4

Loss ratio(3):
Current year (excluding catastrophe losses)	53.5%		69.2%		64.3%
Current year catastrophe losses	- %		- %		- %
Prior years	(11.0%	)	(1.1%	)	(4.1%	)

Total net loss and LAE	42.5%		68.1%		60.2%
Expense ratio(4)	31.7%		35.2%		34.1%

Combined ratio(5)	74.2%		103.3%		94.3%

Three Months Ended March 31, 2016	Property		Casualty & Other(1)		Total
	($ in millions)
Gross premiums written	$383.2		$759.2		$1,142.4
Net premiums written	309.5		746.4		1,055.9

Net premiums earned	253.1		685.9		939.0
Net loss and LAE:
Current year (excluding catastrophe losses)	129.3		467.8		597.1
Current year catastrophe losses	-		-		-
Prior years	(33.2)		(37.8)		(71.0)

Total net loss and LAE	96.1		430.0		526.1

Commissions, brokerage and other underwriting expenses	77.9		239.5		317.4

Underwriting profit(2)	$79.1		$16.4		$95.5

Loss ratio(3):
Current year (excluding catastrophe losses)	51.1%		68.2%		63.6%
Current year catastrophe losses	- %		- %		- %
Prior years	(13.1%	)	(5.5%	)	(7.6%	)

Total net loss and LAE	38.0%		62.7%		56.0%
Expense ratio(4)	30.8%		34.9%		33.8%

Combined ratio(5)	68.8%		97.6%		89.8%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$375.4	$383.2	(2.0%	)
Net premiums written	285.2	309.5	(7.9%	)

Net premiums earned	286.8	253.1	13.3%

Casualty & other
Premiums written:
Gross premiums written	$680.3	$759.2	(10.4%	)
Net premiums written	664.2	746.4	(11.0%	)

Net premiums earned	639.3	685.9	(6.8%	)

Total
Premiums written:
Gross premiums written	$1,055.7	$1,142.4	(7.6%	)
Net premiums written	949.4	1,055.9	(10.1%	)

Net premiums earned	926.1	939.0	(1.4%	)

Property. The decrease in gross premiums written in the first quarter of 2017 from the first quarter of 2016 primarily reflects a decrease in international premiums written, the impact of changes in foreign currency exchange rates and $107.8 million of property-related premiums in the first quarter of 2017 compared to $110.5 million in the first quarter of 2016 related to the Quota Share Treaty. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased 1.5 percent in the first quarter of 2017 from the first quarter of 2016.

The increase in net premiums earned in the first quarter of 2017 from the first quarter of 2016 primarily reflects significant growth in gross premiums written in recent quarters arising from the Quota Share Treaty, partially offset by the decline in gross premiums written in the first quarter of 2017, and higher ceded premiums earned due to an increase in retrocessional coverage purchased in recent quarters. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 14.4 percent in the first quarter of 2017 from the first quarter of 2016.

Casualty & other. The decrease in gross premiums written in the first quarter of 2017 from the first quarter of 2016 primarily reflects $82.4 million of casualty-related premiums in the first quarter of 2017 compared to $134.3 million in the first quarter of 2016 related to the Quota Share Treaty, a decrease in international premiums written and the impact of changes in foreign currency exchange rates. The decrease in the Quota Share Treaty reflects elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased 9.4 percent in the first quarter of 2017 from the first quarter of 2016.

The decrease in net premiums earned in the first quarter of 2017 from the first quarter of 2016 primarily reflects the decline in gross premiums in the first quarter of 2017 and the impact of changes in foreign currency exchange rates, partially offset by an increase in gross premiums written in recent quarters arising from the Quota Share Treaty. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 5.0 percent in the first quarter of 2017 from the first quarter of 2016.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended March 31,
	2017		2016		Percent Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$153.3		$129.3		18.6%
Current year catastrophe losses	-		-		-
Prior years	(31.5)		(33.2)		(5.1%)

Total net loss and LAE	$121.8		$96.1		26.7%

Loss ratio:
Current year (excluding catastrophe losses)	53.5%		51.1%
Current year catastrophe losses	- %		- %
Prior years	(11.0%	)	(13.1%	)

Total net loss and LAE	42.5%		38.0%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$442.1		$467.8		(5.5%)
Current year catastrophe losses	-		-		-
Prior years	(6.8)		(37.8)		(82.0%)

Total net loss and LAE	$435.3		$430.0		1.2%

Loss ratio:
Current year (excluding catastrophe losses)	69.2%		68.2%
Current year catastrophe losses	- %		- %
Prior years	(1.1%	)	(5.5%	)

Total net loss and LAE	68.1%		62.7%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$595.4		$597.1		(0.3%)
Current year catastrophe losses	-		-		-
Prior years	(38.3)		(71.0)		(46.1%)

Total net loss and LAE	$557.1		$526.1		5.9%

Loss ratio:
Current year (excluding catastrophe losses)	64.3%		63.6%
Current year catastrophe losses	- %		- %
Prior years	(4.1%	)	(7.6%	)

Total net loss and LAE	60.2%		56.0%

Property. The increase in net loss and LAE in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of higher net premiums earned associated with the Quota Share Treaty and higher non-catastrophe property losses in the current accident year. There were no catastrophe losses in the first quarter of 2017 or 2016.

Net loss and LAE in the first quarter of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended March 31,
	2017		2016
	($ in millions)
Catastrophe events	$(0.4)	(1)	$(1.0)	(2)
Non-catastrophe	(31.1)	(3)	(32.2)	(4)

Total	$(31.5)		$(33.2)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 through 2016 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 and 2015 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2017 and 2016 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2017.

Casualty & other. The increase in net loss and LAE in the first quarter of 2017 from the first quarter of 2016 primarily reflects less favorable prior accident year loss reserve development, partially offset by the impact of lower net premiums earned.

Net loss and LAE in the first quarter of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended March 31,
	2017		2016
	($ in millions)
Malpractice Treaties(1)	$-		$(6.9)
Ogden rate impact(2)	24.4		-
Other	(31.2)	(3)	(30.9)	(4)

Total	$(6.8)		$(37.8)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants, or the “Malpractice Treaties.” As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(2)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from +2.50 percent to (0.75) percent.
(3)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2010 through 2016 accident years.
(4)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2009, 2014 and 2015 accident years, partially offset by unfavorable prior accident year loss reserve development from the 2013 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2017 and 2016 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2017.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$90.8	$77.9	16.6%

Expense ratio	31.7%	30.8%

Casualty & other
Commissions, brokerage and other underwriting expenses	$224.8	$239.5	(6.1%	)

Expense ratio	35.2%	34.9%

Total
Commissions, brokerage and other underwriting expenses	$315.6	$317.4	(0.6%	)

Expense ratio	34.1%	33.8%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of higher net premiums earned and higher commission rates, partially offset by a modest decrease in overhead expenses.

Casualty & other. The decrease in commissions, brokerage and other underwriting expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of lower net premiums earned, a modest decrease in overhead expenses and profit commissions related to the Malpractice Treaties in the first quarter of 2016. Under the terms of the Malpractice Treaties, the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, TransRe recorded an increase in profit commission expense incurred in the first quarter of 2016.

Reinsurance Segment: Underwriting profit. The following table summarizes underwriting profit for the reinsurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Property
Underwriting profit	$74.2	$79.1	(6.2%)

Combined ratio	74.2%	68.8%

Casualty & other
Underwriting profit(loss)	$(20.8)	$16.4	(226.8%)

Combined ratio	103.3%	97.6%

Total
Underwriting profit	$53.4	$95.5	(44.1%)

Combined ratio	94.3%	89.8%

Property. The decrease in underwriting profit in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher losses associated with the Quota Share Treaty and higher commission rates, partially offset by the impact of higher net premiums earned, as discussed above.

Casualty & other. The underwriting loss in the first quarter of 2017 compared with the underwriting profit in the first quarter of 2016 primarily reflects less favorable prior accident year loss reserve development and, to a lesser extent, the impact of lower net premiums earned, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2016 Form 10-K.

The underwriting results of the insurance segment are presented below.

Three Months Ended March 31, 2017	RSUI		CapSpecialty		PacificComp		Total
	($ in millions)
Gross premiums written	$264.4		$65.6		$40.7		$370.7
Net premiums written	182.6		61.0		40.1		283.7

Net premiums earned	182.7		62.1		38.3		283.1
Net loss and LAE:
Current year (excluding catastrophe losses)	85.4		32.6		29.0		147.0
Current year catastrophe losses	3.6		1.0		-		4.6
Prior years	(8.4)		(0.5)		(0.5)		(9.4)

Total net loss and LAE	80.6		33.1		28.5		142.2
Commissions, brokerage and other underwriting expenses	54.8		27.7		10.4		92.9

Underwriting profit (loss)(1)	$47.3		$1.3		$(0.6)		$48.0

Loss ratio(2):
Current year (excluding catastrophe losses)	46.7%		52.5%		75.7%		51.9%
Current year catastrophe losses	2.0%		1.6%		- %		1.6%
Prior years	(4.6%	)	(0.8%	)	(1.3%	)	(3.3%	)

Total net loss and LAE	44.1%		53.3%		74.4%		50.2%
Expense ratio(3)	30.0%		44.6%		27.2%		32.8%

Combined ratio(4)	74.1%		97.9%		101.6%		83.0%

Three Months Ended March 31, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$256.9	$62.9	$34.1	$353.9
Net premiums written	173.6	58.9	33.8	266.3

Net premiums earned	192.3	55.4	34.8	282.5
Net loss and LAE:
Current year (excluding catastrophe losses)	96.2	27.5	26.5	150.2
Current year catastrophe losses	1.7	0.9	-	2.6
Prior years	(12.8)	(1.5)	-	(14.3)

Total net loss and LAE	85.1	26.9	26.5	138.5

Commissions, brokerage and other underwriting expenses	53.2	26.4	9.7	89.3

Underwriting profit (loss)(1)	$54.0	$2.1	$(1.4)	$54.7

Loss ratio(2):
Current year (excluding catastrophe losses)	50.1%	49.7%	76.1%	53.2%
Current year catastrophe losses	0.9%	1.6%	- %	0.9%
Prior years	(6.7%)	(2.7%)	- %	(5.1%)

Total net loss and LAE	44.3%	48.6%	76.1%	49.0%

Expense ratio(3)	27.7%	47.6%	27.9%	31.6%

Combined ratio(4)	72.0%	96.2%	104.0%	80.6%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$264.4	$256.9	2.9%
Net premiums written	182.6	173.6	5.2%

Net premiums earned	182.7	192.3	(5.0%)

CapSpecialty
Premiums written:
Gross premiums written	$65.6	$62.9	4.3%
Net premiums written	61.0	58.9	3.6%

Net premiums earned	62.1	55.4	12.1%

PacificComp
Premiums written:
Gross premiums written	$40.7	$34.1	19.4%
Net premiums written	40.1	33.8	18.6%

Net premiums earned	38.3	34.8	10.1%

Total
Premiums written:
Gross premiums written	$370.7	$353.9	4.7%
Net premiums written	283.7	266.3	6.5%

Net premiums earned	283.1	282.5	0.2%

RSUI. The increase in gross premiums written in the first quarter of 2017 from first quarter of 2016 primarily reflects growth in the reinsurance assumed and umbrella/excess lines of business.

The decrease in net premiums earned in the first quarter of 2017 from first quarter of 2016 primarily reflects a decrease in gross premiums written in recent quarters, partially offset by the increase in gross written premiums in the first quarter of 2017.

CapSpecialty. The increase in gross premiums written in the first quarter of 2017 from first quarter of 2016 primarily reflects growth in the property and casualty brokerage unit, as well as the professional liability and miscellaneous medical lines of business, partially offset by a decline in the environmental and construction liability lines of business.

The increase in net premiums earned in the first quarter of 2017 from the first quarter of 2016 primarily reflects an increase in gross premiums written in recent quarters.

PacificComp. The increases in gross premiums written and net premiums earned in the first quarter of 2017 from first quarter of 2016 primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in targeted segments of the workers’ compensation market in the State of California.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$85.4	$96.2	(11.2%)
Current year catastrophe losses	3.6	1.7	111.8%
Prior years	(8.4)	(12.8)	(34.4%)

Total net loss and LAE	$80.6	$85.1	(5.3%)

Loss ratio:
Current year (excluding catastrophe losses)	46.7%	50.1%
Current year catastrophe losses	2.0%	0.9%
Prior years	(4.6%)	(6.7%)

Total net loss and LAE	44.1%	44.3%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$32.6	$27.5	18.5%
Current year catastrophe losses	1.0	0.9	11.1%
Prior years	(0.5)	(1.5)	(66.7%)

Total net loss and LAE	$33.1	$26.9	23.0%

Loss ratio:
Current year (excluding catastrophe losses)	52.5%	49.7%
Current year catastrophe losses	1.6%	1.6%
Prior years	(0.8%)	(2.7%)

Total net loss and LAE	53.3%	48.6%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$29.0	$26.5	9.4%
Current year catastrophe losses	-	-	-
Prior years	(0.5)	-	-

Total net loss and LAE	$28.5	$26.5	7.5%

Loss ratio:
Current year (excluding catastrophe losses)	75.7%	76.1%
Current year catastrophe losses	- %	- %
Prior years	(1.3%)	- %

Total net loss and LAE	74.4%	76.1%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$147.0	$150.2	(2.1%)
Current year catastrophe losses	4.6	2.6	76.9%
Prior years	(9.4)	(14.3)	(34.3%)

Total net loss and LAE	$142.2	$138.5	2.7%

Loss ratio:
Current year (excluding catastrophe losses)	51.9%	53.2%
Current year catastrophe losses	1.6%	0.9%
Prior years	(3.3%)	(5.1%)

Total net loss and LAE	50.2%	49.0%

RSUI. The decrease in net loss and LAE in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of lower net premiums earned, partially offset by less favorable prior accident year loss reserve development and modestly higher catastrophe losses.

Catastrophe losses in the first quarter of 2017 primarily reflect losses from flooding in California and severe weather primarily in the Southeastern U.S.

Net loss and LAE in the first quarter of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended March 31,
	2017		2016
	($ in millions)

Casualty	$(12.2)	(1)	$(9.8)	(2)
Property and other	3.8(	3)	(3.0)	(4)

Total	$(8.4)		$(12.8)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2011 through 2005 accident years.
(2)	Primarily reflects favorable prior accident year loss reserve development in the general liability, umbrella/excess and professional liability lines of business related to the 2006 through 2012 accident years.
(3)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business related primarily to the 2016 and 2015 accident years.
(4)	Primarily reflects favorable prior accident year loss reserve development in non-catastrophe property lines of business in recent accident years.

The favorable prior accident year loss reserve development in the first quarter of 2017 and 2016 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2017 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2017.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of higher net premiums earned, partially offset by less favorable prior accident year loss reserve development.

Net loss and LAE in the first quarter of 2017 includes favorable prior accident year loss reserve development primarily in the casualty lines of business principally related to the 2012, 2006 and 2005 accident years. The favorable prior accident year loss reserve development in the first quarter of 2017 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the first quarter of 2016 includes favorable prior accident year loss reserve development primarily related to CapSpecialty’s legacy asbestos-related illness and environmental impairment liabilities.

PacificComp. The increase in net loss and LAE in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in the first quarter of 2017.

The favorable prior accident year loss reserve development in the first quarter of 2017 related primarily to the 2013 accident year, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$54.8	$53.2	3.0%

Expense ratio	30.0%	27.7%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$27.7	$26.4	4.9%

Expense ratio	44.6%	47.6%

PacificComp
Commissions, brokerage and other underwriting expenses	$10.4	$9.7	7.2%

Expense ratio	27.2%	27.9%

Total
Commissions, brokerage and other underwriting expenses	$92.9	$89.3	4.0%

Expense ratio	32.8%	31.6%

RSUI. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflect slightly higher commissions and higher employee-related compensation costs, partially offset by the impact of lower net premiums earned.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses.

PacificComp. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses.

Insurance Segment: Underwriting profit. The following table summarizes underwriting profit for the insurance segment.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
RSUI
Underwriting profit	$47.3	$54.0	(12.4%)

Combined ratio	74.1%	72.0%

CapSpecialty
Underwriting profit	$1.3	$2.1	(38.1%)

Combined ratio	97.9%	96.2%

PacificComp
Underwriting (loss)	$(0.6)	$(1.4)	(57.1%)

Combined ratio	101.6%	104.0%

Total
Underwriting profit	$48.0	$54.7	(12.2%)

Combined ratio	83.0%	80.6%

RSUI. The decrease in underwriting profit in the first quarter of 2017 from the first quarter of 2016 primarily reflects less favorable prior accident year loss reserve development, the impact of lower net premiums earned and higher commissions, brokerage and other underwriting expenses, all as discussed above.

CapSpecialty. The decrease in underwriting profit in the first quarter of 2017 from the first quarter of 2016 primarily reflects less favorable prior accident year loss reserve development, as discussed above.

PacificComp. PacificComp reported underwriting losses in the first quarter of both 2017 and 2016, primarily as a result of its ongoing expenses relative to comparatively low premiums earned. The decrease in underwriting loss in the first quarter of 2017 from the first quarter of 2016 primarily reflects the beneficial impact of growing net premiums earned and favorable prior accident year loss reserve development in the first quarter of 2017, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended March 31,
	2017	2016	Percent Change
	($ in millions)
Net investment income	$112.2	$102.8	9.1%
Net realized capital gains	60.2	39.4	52.8%
Other than temporary impairment losses	(3.2)	(20.8)	(84.6%)

Net Investment Income. The increase in net investment income in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher income from other invested assets, partially offset by lower dividend and interest income. The increase in other invested assets primarily reflects higher returns on our equity investment in Ares and higher returns on our investment in certain funds managed by Ares.

Net Realized Capital Gains. The increase in net realized capital gains in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher gains for the equity portfolio. Realized capital gains in the first quarter of 2017 include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio.

Other Than Temporary Impairment Losses.

OTTI losses in the first three months of 2017 reflect $3.2 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. Of the $3.2 million of OTTI losses, $3.1 million related to equity securities, primarily in the retail sector, and $0.1 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs.

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

After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of March 31, 2017.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS and Jazwares; (ii) oil and gas operations, conducted through SORC; and (iii) corporate operations and investments at the Alleghany Capital level. In July 2014, Alleghany Capital acquired a 30 percent equity interest in Jazwares. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

The results of Alleghany Capital for the first quarter of 2017 and 2016 are presented below.

	Three Months Ended March 31,
	2017				2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.1	$-	$0.3	$0.4	$-	$-	$(0.1)	$(0.1)
Net realized capital gains	(0.1)	-	-	(0.1)	(0.1)	-	-	(0.1)
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	144.7	2.5	-	147.2	135.1	1.8	-	136.9
Other operating expenses	138.0	9.0	3.5	150.5	129.1	9.3	1.1	139.5
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	4.3	-	-	4.3	4.1	-	-	4.1
Interest expense	0.8	-	0.1	0.9	0.3	-	-	0.3

Earnings (losses) before income taxes	$1.6	$(6.5)	$(3.3)	$(8.2)	$1.5	$(7.5)	$(1.2)	$(7.2)

Adjusted EBITDA(1)	$8.9	$(3.6)	$(3.2)	$2.1	$7.0	$(3.9)	$(1.2)	$1.9
Less: depreciation expense	(2.1)	(2.9)	-	(5.0)	(1.3)	(3.6)	-	(4.9)
Less: amortization of intangible assets	(4.3)	-	-	(4.3)	(4.1)	-	-	(4.1)
Less: interest expense	(0.8)	-	(0.1)	(0.9)	(0.3)	-	-	(0.3)
Add: net realized capital gains	(0.1)	-	-	(0.1)	(0.1)	-	-	(0.1)
Adjustments to equity in earnings of Jazwares	-	-	-	-	0.3	-	-	0.3

Earnings (losses) before income taxes	$1.6	$(6.5)	$(3.3)	$(8.2)	$1.5	$(7.5)	$(1.2)	$(7.2)

(1)	Adjusted EBITDA is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted EBITDA represents other revenue less certain other expenses and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment; and (vi) income taxes.

The changes in Alleghany Capital’s equity for the three months ended March 31, 2017 are summarized as follows:

	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)

Equity as of December 31, 2016	$453.4	$149.2	$(12.1)	$590.5
Earnings (losses) before income taxes	1.6	(6.5)	(3.3)	(8.2)
Income taxes(1)	-	2.3	0.7	3.0
Net earnings attributable to noncontrolling interest	(0.2)	-	-	(0.2)
Capital contributions (returns of capital) and other	(7.4)	0.6	6.6	(0.2)

Equity as of March 31, 2017	$447.4	$145.6	$(8.1)	$584.9

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level.

Other revenue and Other operating expenses. The increases in other revenue and other operating expenses in the first quarter of 2017 from the first quarter of 2016 primarily reflect the inclusion of Jazwares in our consolidated results as of April 15, 2016. In addition, the increase in other operating expenses in the first quarter of 2017 from the first quarter of 2016 also reflects an increase in long-term incentive compensation at the Alleghany Capital level.

Amortization of intangible assets. The increase in amortization of intangible assets in the first quarter of 2017 from the first quarter of 2016 primarily reflects the amortization of intangible assets from the acquisition of Jazwares, partially offset by a decrease in amortization expense at IPS.

Earnings (losses) before income taxes. The increase in losses before income taxes in the first quarter of 2017 from the first quarter of 2016 primarily reflects an increase in long-term incentive compensation at the Alleghany Capital level, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table summarizes the results for corporate activities.

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Net premiums earned	$-	$-
Net investment income	2.9	2.2
Net realized capital gains	(0.5)	(3.4)
Other than temporary impairment losses	-	-
Other revenue	1.6	0.3

Total revenues	4.0	(0.9)

Net loss and loss adjustment expenses	-	-
Commissions, brokerage and other underwriting expenses	-	-
Other operating expenses	1.4	0.7
Corporate administration	16.1	9.5
Amortization of intangible assets	-	-
Interest expense	13.2	13.1

(Losses) earnings before income taxes	$(26.7)	$(24.2)

Net investment income. The increase in net investment income in the first quarter of 2017 from the first quarter of 2016 primarily reflects higher income from new investments in other invested assets arising from the purchase of certain non-marketable equity investments at the Alleghany parent company, partially offset by lower dividends from equity securities.

Net realized capital gains. The decrease in net realized capital losses in the first quarter of 2017 from the first quarter of 2016 reflects modest net losses from the sale of equity securities in the first quarter of 2017 compared with the sale at a loss of equity securities in the health care sector in the first quarter of 2016.

Other revenue. The increase in other revenue in the first quarter of 2017 from the first quarter of 2016 primarily reflects a modest increase in activity at Alleghany Properties.

Corporate administration. The increase in corporate administration expense in first quarter of 2017 from the first quarter of 2016 primarily reflects higher long-term incentive compensation expense accruals due mainly to the impact of a rise in the price per share of our common stock.

Interest expense. Interest expense in the first quarter of 2017 approximated interest expense in the first quarter of 2016.

Losses before income taxes. The increase in losses before income taxes in first quarter of 2017 from the first quarter of 2016 primarily reflects higher corporate administration expenses, partially offset by lower net realized capital losses and higher other revenues and net investment income, all as explained above.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance segments on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for losses that have been incurred but not yet reported, or “IBNR”) and LAE.

	As of March 31, 2017			As of December 31, 2016
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)

Reinsurance Segment

Property	$929.7	$(92.3)	$837.4	$952.7	$(106.7)	$846.0

Casualty & other(1)	7,265.6	(230.0)	7,035.6	7,324.4	(226.0)	7,098.4

	8,195.3	(322.3)	7,873.0	8,277.1	(332.7)	7,944.4

Insurance Segment

Property	338.3	(179.5)	158.8	362.2	(186.8)	175.4

Casualty(2)	2,092.2	(693.6)	1,398.6	2,083.1	(696.0)	1,387.1

Workers’ Compensation	248.1	(1.8)	246.3	241.2	(1.8)	239.4

All other(3)	187.7	(87.5)	100.2	192.1	(87.4)	104.7

	2,866.3	(962.4)	1,903.9	2,878.6	(972.0)	1,906.6

Eliminations	(71.7)	71.7	-	(68.5)	68.5	-

Total	$10,989.9	$(1,213.0)	$9,776.9	$11,087.2	$(1,236.2)	$9,851.0

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between March 31, 2017 and December 31, 2016. Gross and net loss and LAE reserves as of March 31, 2017 decreased from December 31, 2016, primarily reflecting a decrease at our reinsurance segment due to favorable prior accident year loss reserve development, the impact of lower net premiums earned and the impact of changes in foreign currency exchange rates, all as discussed above.

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

As of March 31, 2017, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,259.6 million, consisting of $1,213.0 million of ceded outstanding loss and LAE and $46.6 million of recoverables on paid losses. See Part I, Item 1, “Business—Reinsurance Protection” of the 2016 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2017:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)

Swiss Reinsurance Company	A+ (Superior)	$169.3	13.4%

PartnerRe Ltd	A (Excellent)	115.1	9.1%

Syndicates at Lloyd’s of London	A (Excellent)	108.9	8.6%

W.R. Berkley Corporation	A+ (Superior)	90.6	7.2%

RenaissanceRe Holdings Ltd	A+ (Superior)	90.2	7.2%

Chubb Corporation	A++ (Superior)	87.6	7.0%

Allianz SE	A+ (Superior)	61.9	4.9%

Allied World Assurance Company Holdings, AG(3)	A (Excellent)	61.1	4.9%

Hannover Ruck SE	A+ (Superior)	45.9	3.6%

Fairfax Financial Holdings Ltd(3)	A (Excellent)	41.7	3.3%

All other reinsurers		387.3	30.8%

Total reinsurance recoverables(4)		$1,259.6	100.0%

Secured reinsurance recoverables(5)		$165.2	13.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In December 2016, Fairfax Financial Holdings Ltd announced its agreement to acquire Allied World Assurance Company Holdings, AG.
(4)	Approximately 94 percent of our reinsurance recoverables balance as of March 31, 2017 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(5)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2017.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2016 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2017, we held total marketable securities and cash of $1,101.6 million, compared with $1,047.4 million as of December 31, 2016. The increase in the three months ended March 31, 2017 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by the purchase of certain non-marketable equity investments at the Alleghany parent company. The $1,101.6 million is comprised of $445.9 million at the Alleghany parent company, $603.2 million at AIHL and $52.5 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2017.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.2 billion as of March 31, 2017, compared with approximately $7.9 billion as of December 31, 2016. The increase in stockholders’ equity in the first three months of 2017 primarily reflects net earnings and an increase in unrealized appreciation on our equity portfolio. As of March 31, 2017, we had 15,418,011 shares of our common stock outstanding, compared with 15,410,164 shares of our common stock outstanding as of December 31, 2016.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes.

Credit Agreement. On October 15, 2013, we entered into a four-year credit agreement, or the “Credit Agreement,” which provides for an unsecured credit facility in an aggregate principal amount of up to $200.0 million. There were no borrowings under the Credit Agreement in the three months ended March 31, 2017 and there were no outstanding borrowings under the Credit Agreement as of March 31, 2017. See Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the Credit Agreement.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In November 2015, our Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of March 31, 2017, we had $379.2 million remaining under our share repurchase authorization.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, we repurchased shares of our common stock in the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,
	2017	2016
Shares repurchased	-	113,100
Cost of shares repurchased (in millions)	$-	$53.3
Average price per share repurchased	$-	$471.15

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the

“Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of March 31, 2017, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $225.9 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at our discretion. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets and we account for our investment using the equity method of accounting. As of March 31, 2017, AIHL’s carrying value in Ares was $225.1 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of March 31, 2017, the carrying value of our commercial mortgage loan portfolio was $619.7 million, representing the unpaid principal balance on the loans. As of March 31, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of March 31, 2017, we had holdings in energy sector businesses of $534.6 million, comprised of $304.1 million of debt securities, $84.9 million of equity securities and $145.6 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2017.

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

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through March 31, 2017, we have invested $269.9 million in SORC.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $87.4 million as of March 31, 2017. The $87.4 million includes $35.4 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $31.2 million of borrowings by Jazwares under its available credit facility, $18.4 million of debt at Bourn & Koch related to borrowings to finance an acquisition, and $2.4 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2017 and December 31, 2016 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2017. As of March 31, 2017, the ratings of our debt securities portfolio were as follows:

	Ratings as of March 31, 2017
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,123.8	$-	$-	$-	$1,123.8
Municipal bonds	638.1	2,601.6	758.7	87.8	31.9	4,118.1
Foreign government obligations	512.1	312.2	209.6	20.2	-	1,054.1
U.S. corporate bonds	5.1	78.2	581.3	1,013.9	591.2	2,269.7
Foreign corporate bonds	136.1	150.5	505.8	286.4	84.4	1,163.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	22.8	933.6	0.1	5.9	8.5	970.9
Commercial mortgage-backed securities (“CMBS”)	203.0	301.4	73.2	45.5	1.8	624.9
Other asset-backed securities	859.7	198.0	295.0	326.3	48.8	1,727.8

Total debt securities	$2,376.9	$5,699.3	$2,423.7	$1,786.0	$766.6	$13,052.5

Percentage of debt securities	18.2%	43.7%	18.5%	13.7%	5.9%	100.0%

(1)	Consists of $256.6 million of securities rated BB / Ba, $244.3 million of securities rated B, $64.6 million of securities rated CCC, $5.9 million of securities rated CC, $3.7 million of securities rated below CC and $191.5 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of March 31, 2017, our debt securities portfolio had an effective duration of approximately 4.5 years compared with 4.5 years as of December 31, 2016. As of March 31, 2017, approximately $3.5 billion, or 26.8 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.3 billion as of March 31, 2017 from approximately $18.1 billion as of December 31, 2016, primarily reflecting the impact of an increase in unrealized appreciation on our investment portfolio.

Fair Value. The carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)

Assets
Investments (excluding equity method investments and loans)(1)	$17,019.4	$17,019.4	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,471.2	$1,606.3	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2017 and December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2017
Equity securities:
Common stock	$2,210.6	$1.7	$0.8	$2,213.1
Preferred stock	-	-	2.4	2.4

Total equity securities	2,210.6	1.7	3.2	2,215.5

Debt securities:
U.S. Government obligations	-	1,123.8	-	1,123.8
Municipal bonds	-	4,118.1	-	4,118.1
Foreign government obligations	-	1,054.1	-	1,054.1
U.S. corporate bonds	-	2,158.0	111.7	2,269.7
Foreign corporate bonds	-	1,159.4	3.8	1,163.2
Mortgage and asset-backed securities:
RMBS(1)	-	965.3	5.6	970.9
CMBS	-	620.8	4.1	624.9
Other asset-backed securities(2)	-	528.5	1,199.3	1,727.8

Total debt securities	-	11,728.0	1,324.5	13,052.5
Short-term investments	-	1,725.1	-	1,725.1
Other invested assets(3)	-	-	26.3	26.3

Total investments (excluding equity method investments and loans)	$2,210.6	$13,454.8	$1,354.0	$17,019.4

Senior Notes and other debt	$-	$1,518.9	$87.4	$1,606.3

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9
Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,184.2 million and $903.8 million of collateralized loan obligations as of March 31, 2017 and December 31, 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2017, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$18.8	$-	$0.5	$-	$97.7	$159.9	$90.3	$44.2	$411.4	$15.3	$426.7
California	9.7	39.7	-	8.7	1.3	27.1	108.5	7.3	202.3	91.6	293.9
Texas	18.4	-	-	-	24.9	86.6	72.5	-	202.4	81.0	283.4
Massachusetts	28.2	19.6	-	-	29.4	40.7	39.8	0.2	157.9	122.7	280.6
Ohio	45.1	4.9	0.2	1.5	2.1	-	77.6	2.2	133.6	62.8	196.4
Washington	1.1	-	-	-	13.5	9.2	71.2	3.4	98.4	57.2	155.6
District of Columbia	4.7	-	-	-	72.0	40.0	8.4	-	125.1	9.4	134.5
Colorado	25.8	13.7	-	10.4	6.1	34.9	6.9	-	97.8	32.1	129.9
North Carolina	11.3	26.0	-	-	-	0.6	6.7	15.8	60.4	60.3	120.7
Maryland	-	-	-	1.8	-	34.9	13.1	-	49.8	51.5	101.3
All other states	203.1	96.1	28.7	60.2	109.1	185.4	208.8	104.3	995.7	405.0	1,400.7

Total	$366.2	$200.0	$29.4	$82.6	$356.1	$619.3	$703.8	$177.4	$2,534.8	$988.9	3,523.7

Total advance refunded / escrowed maturity bonds											594.4

Total municipal bonds											$4,118.1

Recent Accounting Standards

Recently Adopted

In May 2015, the Financial Accounting Standards Board, or the “FASB,” issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) liabilities for IBNR by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age and accident year. In addition, the guidance also requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance was effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We adopted this guidance as of December 31, 2016 and the implementation did not have an impact on our results of operations and financial condition. See Note 5 of this Form 10-Q and Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for the new disclosures.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance are not impacted by this guidance. This guidance is effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We will adopt this guidance in the first quarter of 2018 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the consolidated statement of earnings rather than the consolidated statement of comprehensive income. We do not currently believe that the implementation will have a material impact on our financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize assets and liabilities for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for further information on our leases.

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

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We currently intend to adopt this guidance in the fourth quarter of 2017, and we will record a cumulative effect reduction directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income at that time. We do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of March 31, 2017 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2017 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$14,417.8	$14,112.4	$13,649.0	$13,052.5	$12,476.9	$11,927.4	$11,417.0
Estimated change in fair value	1,365.3	1,059.9	596.5	-	(575.6)	(1,125.1)	(1,635.5)

Liabilities:
Senior Notes and other debt, fair value	$2,064.4	$1,903.9	$1,743.1	$1,606.3	$1,490.0	$1,389.6	$1,302.4
Estimated change in fair value	458.1	297.6	136.8	-	(116.3)	(216.7)	(303.9)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2017 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$2,215.5	20% Increase	$2,658.6	3.5%
	20% Decrease	$1,772.4	(3.5%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $345.2 million as of March 31, 2017.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made, and we have recently initiated a hedging program that is designed to reduce this risk for a portion of our exposure to certain currencies. As of March 31, 2017, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of March 31, 2017 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$331.7(1)	20% Increase	$398.0	0.5%
	20% Decrease	$265.4	(0.5%)

(1)	Denotes a net asset position as of March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2016 Form 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended March 31, 2017:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	-	$-	-	$379.2
February 1 to February 28	-	-	-	379.2
March 1 to March 31	-	-	-	379.2

Total	-	-	-

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: May 4, 2017	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements.