Form 10-Q
period 2017-06-30
ALLEGHANY CORP /DE
filed 2017-08-03
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

INDICATE BY CHECK MARK WHETHER THE REGISRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

15,419,347 SHARES, PAR VALUE $1.00 PER SHARE, AS OF JULY 25, 2017

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2017 – $2,766,455; 2016 – $2,816,572)	$3,311,294	$3,109,523
Debt securities (amortized cost: 2017 – $13,205,526; 2016 – $12,927,103)	13,369,373	12,983,213
Short-term investments	700,798	778,410

	17,381,465	16,871,146
Commercial mortgage loans	636,537	594,878
Other invested assets	661,588	645,245

Total investments	18,679,590	18,111,269
Cash	643,685	594,091
Accrued investment income	108,997	113,763
Premium balances receivable	852,765	743,692
Reinsurance recoverables	1,193,254	1,272,219
Ceded unearned premiums	196,966	201,023
Deferred acquisition costs	469,317	448,634
Property and equipment at cost, net of accumulated depreciation and amortization	130,420	112,920
Goodwill	324,936	284,974
Intangible assets, net of amortization	465,604	378,680
Current taxes receivable	1,006	25,950
Net deferred tax assets	185,355	354,852
Funds held under reinsurance agreements	641,883	591,602
Other assets	635,710	522,922

Total assets	$24,529,488	$23,756,591

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,060,239	$11,087,199
Unearned premiums	2,254,090	2,175,498
Senior Notes and other debt	1,487,475	1,476,489
Reinsurance payable	120,981	90,659
Other liabilities	1,070,759	912,081

Total liabilities	15,993,544	15,741,926

Redeemable noncontrolling interests	100,690	74,720

Common stock (shares authorized: 2017 and 2016 – 22,000,000; shares issued: 2017 and 2016 – 17,459,961)	17,460	17,460
Contributed capital	3,611,601	3,611,993
Accumulated other comprehensive income	350,357	109,284
Treasury stock, at cost (2017 – 2,040,614 shares; 2016 – 2,049,797 shares)	(809,199)	(812,840)
Retained earnings	5,265,035	5,014,048

Total stockholders’ equity attributable to Alleghany stockholders	8,435,254	7,939,945

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$24,529,488	$23,756,591

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2017	2016
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,243,929	$1,261,516
Net investment income	101,656	106,860
Net realized capital gains	9,268	54,012
Other than temporary impairment losses	(3,747)	(5,728)
Other revenue	202,812	165,371

Total revenues	1,553,918	1,582,031

Costs and Expenses
Net loss and loss adjustment expenses	734,886	815,312
Commissions, brokerage and other underwriting expenses	413,737	408,937
Other operating expenses	225,170	184,955
Corporate administration	14,405	13,459
Amortization of intangible assets	4,611	5,397
Interest expense	20,989	20,433

Total costs and expenses	1,413,798	1,448,493

Earnings before income taxes	140,120	133,538
Income taxes	37,461	56,278

Net earnings	102,659	77,260
Net earnings attributable to noncontrolling interest	848	189

Net earnings attributable to Alleghany stockholders	$101,811	$77,071

Net earnings	$102,659	$77,260
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $76,300 and $48,275 for 2017 and 2016, respectively	141,701	89,654
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($1,932) and ($12,279) for 2017 and 2016, respectively	(3,589)	(22,805)
Change in unrealized currency translation adjustment, net of deferred taxes of $5,364 and $879 for 2017 and 2016, respectively	9,962	1,632
Retirement plans	98	95

Comprehensive income	250,831	145,836
Comprehensive income attributable to noncontrolling interest	848	189

Comprehensive income attributable to Alleghany stockholders	$249,983	$145,647

Basic earnings per share attributable to Alleghany stockholders	$6.60	$4.99
Diluted earnings per share attributable to Alleghany stockholders	6.60	4.99

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2017	2016
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$2,453,117	$2,483,081
Net investment income	217,194	211,723
Net realized capital gains	68,919	89,905
Other than temporary impairment losses	(6,964)	(26,487)
Other revenue	354,104	302,759

Total revenues	3,086,370	3,060,981

Costs and Expenses
Net loss and loss adjustment expenses	1,434,191	1,479,956
Commissions, brokerage and other underwriting expenses	822,252	815,670
Other operating expenses	400,308	347,119
Corporate administration	31,290	23,193
Amortization of intangible assets	8,375	8,482
Interest expense	41,924	40,702

Total costs and expenses	2,738,340	2,715,122

Earnings before income taxes	348,030	345,859
Income taxes	96,011	113,946

Net earnings	252,019	231,913
Net earnings attributable to noncontrolling interest	1,032	337

Net earnings attributable to Alleghany stockholders	$250,987	$231,576

Net earnings	$252,019	$231,913
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $143,570 and $103,256 for 2017 and 2016, respectively	266,630	191,761
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($21,684) and ($17,576) for 2017 and 2016, respectively	(40,271)	(32,642)
Change in unrealized currency translation adjustment, net of deferred taxes of $8,083 and $11,955 for 2017 and 2016, respectively	15,011	22,203
Retirement plans	(297)	357

Comprehensive income	493,092	413,592
Comprehensive income attributable to noncontrolling interest	1,032	337

Comprehensive income attributable to Alleghany stockholders	$492,060	$413,255

Basic earnings per share attributable to Alleghany stockholders	$16.28	$14.99
Diluted earnings per share attributable to Alleghany stockholders	16.27	14.99

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
	($ in thousands)
Cash flows from operating activities
Net earnings	$252,019	$231,913
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	69,723	74,753
Net realized capital (gains) losses	(68,919)	(89,905)
Other than temporary impairment losses	6,964	26,487
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	109,287	53,007
(Increase) decrease in premium balances receivable	(109,073)	(121,075)
(Increase) decrease in ceded unearned premiums	4,057	(12,470)
(Increase) decrease in deferred acquisition costs	(20,683)	(46,276)
(Increase) decrease in funds held under reinsurance agreements	(50,281)	(244,868)
Increase (decrease) in unearned premiums	78,592	188,427
Increase (decrease) in loss and loss adjustment expenses	(26,960)	244,552
Change in unrealized foreign exchange losses (gains)	(86,834)	91,281
Other, net	45,989	(74,203)

Net adjustments	(48,138)	89,710

Net cash provided by (used in) operating activities	203,881	321,623

Cash flows from investing activities
Purchases of debt securities	(3,313,484)	(3,578,694)
Purchases of equity securities	(1,849,990)	(999,284)
Sales of debt securities	2,193,147	3,263,695
Maturities and redemptions of debt securities	907,309	588,638
Sales of equity securities	1,972,117	1,125,114
Net (purchases) sales of short-term investments	73,725	(286,695)
Net (purchases) sales and maturities of commercial mortgage loans	(41,659)	(236,197)
(Purchases) sales of property and equipment	16,006	(9,043)
Purchases of subsidiaries, net of cash acquired	(164,528)	(122,365)
Other, net	84,585	23,037

Net cash provided by (used in) investing activities	(122,772)	(231,794)

Cash flows from financing activities
Treasury stock acquisitions	-	(53,288)
Increase (decrease) in other debt	(26,098)	(2,520)
Other, net	(15,238)	(4,179)

Net cash provided by (used in) financing activities	(41,336)	(59,987)

Effect of exchange rate changes on cash	9,821	5,710

Net increase (decrease) in cash	49,594	35,552
Cash at beginning of period	594,091	475,267

Cash at end of period	$643,685	$510,819

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$41,207	$40,307
Income taxes paid (refund received)	31,242	15,197

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also sources, executes, manages and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s investments are included in other activities for segment reporting purposes and include:

•	Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado;

•	Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois;

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS-Integrated Project Services, LLC (“IPS”), a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida; and

•	WWSC Holdings LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma, acquired on April 28, 2017.

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interests for all periods presented. During the first six months of 2017, Bourn & Koch had approximately 11 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 21 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding

and Jazwares had approximately 20 percent noncontrolling interests outstanding. W&W|AFCO Steel had approximately 20 percent noncontrolling interests outstanding from its April 28, 2017 acquisition date through June 30, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Alleghany relies on historical experience and on various other assumptions that it believes to be reasonable under the circumstances to make judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those reported results to the extent that those estimates and assumptions prove to be inaccurate. Changes in estimates are reflected in the Consolidated Statements of Earnings and Comprehensive Income in the period in which the changes are made.

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and loss adjustment expenses (“LAE”): (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) liabilities for losses that have been incurred but not yet reported by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age and accident year. In addition, the guidance also requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance was effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Alleghany adopted this guidance as of December 31, 2016 and the implementation did not have an impact on its results of operations and financial condition. See Note 5 of this Form 10-Q and Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for the new disclosures.

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

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income. Alleghany does not currently believe that the implementation will have a material impact on its financial condition. See Note 3(a) of this Form 10-Q for further information on Alleghany’s unrealized gains and losses of equity securities.

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

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an available-for-sale (“AFS”) basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which the fair value is less than the amortized cost. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

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

2. Fair Value of Financial Instruments

The following table summarizes the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,388.2	$17,388.2	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,487.5	$1,660.2	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes and other debt.

The following tables summarize Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2017
Equity securities:
Common stock	$3,307.1	$0.1	$1.9	$3,309.1
Preferred stock	-	-	2.2	2.2

Total equity securities	3,307.1	0.1	4.1	3,311.3

Debt securities:
U.S. Government obligations	-	1,073.4	-	1,073.4
Municipal bonds	-	4,271.1	-	4,271.1
Foreign government obligations	-	1,098.7	-	1,098.7
U.S. corporate bonds	-	2,178.0	215.0	2,393.0
Foreign corporate bonds	-	1,229.2	37.0	1,266.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,004.8	5.5	1,010.3
Commercial mortgage-backed securities (“CMBS”)	-	570.7	1.9	572.6
Other asset-backed securities(2)	-	523.2	1,160.9	1,684.1

Total debt securities	-	11,949.1	1,420.3	13,369.4
Short-term investments	-	700.8	-	700.8
Other invested assets(3)	-	-	6.7	6.7

Total investments (excluding equity method investments and loans)	$3,307.1	$12,650.0	$1,431.1	$17,388.2

Senior Notes and other debt	$-	$1,556.5	$103.7	$1,660.2

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,126.4 million and $903.8 million of collateralized loan obligations as of June 30, 2017 and December 31, 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In the three and six months ended June 30, 2017, Alleghany transferred $3.1 million and $7.2 million, respectively, of financial instruments out of Level 3 that were principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $7.2 million of transfers, $4.8 million related to U.S. corporate bonds and $2.4 million related to common stock.

In the three and six months ended June 30, 2017, Alleghany transferred $2.1 million and $4.7 million, respectively, of financial instruments into Level 3 that were principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $4.7 million of transfers, $3.0 million related to U.S. corporate bonds, $1.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2017.

In the three and six months ended June 30, 2016, there were no material transfers of securities out of Level 3.

In the six months ended June 30, 2016, Alleghany transferred $2.7 million of financial instruments into Level 3 principally due to a decrease in observable inputs related to the valuation of such assets. Of the $2.7 million of transfers, $1.7 million related to U.S. corporate bonds and $1.0 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2016.

The following tables present reconciliations of the changes during the six months ended June 30, 2017 and 2016 in Level 3 assets measured at fair value:

	Equity Securities		Debt Securities
					Mortgage and asset-backed
Six Months Ended June 30, 2017	Common Stock	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
					($ in millions)
Balance as of January 1, 2017	$4.3	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	-	(0.3)	-	0.1	-	2.7	10.8	13.2
Other comprehensive income	0.5	-	1.5	0.4	0.2	0.1	11.9	(10.6)	4.0
Purchases	-	2.4	151.4	36.0	-	-	578.0	-	767.8
Sales	(1.8)	(0.2)	(4.3)	(0.1)	-	(2.2)	(19.7)	(21.6)	(49.9)
Issuances	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4.4)	-	(0.7)	(0.3)	(315.8)	-	(321.2)
Transfers into Level 3	1.4	-	3.0	0.3	-	-	-	-	4.7
Transfers out of Level 3	(2.4)	-	(4.8)	-	-	-	-	-	(7.2)

Balance as of June 30, 2017	$1.9	$2.2	$215.0	$37.0	$5.5	$1.9	$1,160.9	$6.7	$1,431.1

		Debt Securities
			Mortgage and asset-backed
Six Months Ended June 30, 2016	Common Stock	U.S. Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
				($ in millions)
Balance as of January 1, 2016	$-	$49.8	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	(0.2)	0.2	-	1.5	2.3	3.7
Other comprehensive income	0.6	1.0	(0.2)	0.7	3.7	(1.7)	4.1
Purchases	0.2	1.3	-	-	19.3	-	20.8
Sales	-	(7.8)	-	(4.8)	(26.0)	(2.3)	(40.9)
Issuances	-	-	-	-	-	-	-
Settlements	-	(1.7)	(1.1)	(0.3)	(0.5)	-	(3.6)
Transfers into Level 3	1.0	1.7	-	-	-	-	2.7
Transfers out of Level 3	-	-	-	-	-	(0.3)	(0.3)

Balance as of June 30, 2016	$1.7	$44.1	$13.8	$15.8	$951.0	$27.9	$1,054.3

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of June 30, 2017 and 2016.

Net unrealized losses related to Level 3 assets as of June 30, 2017 and December 31, 2016 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The amortized cost or cost and the fair value of AFS securities as of June 30, 2017 and December 31, 2016 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		($ in millions)
As of June 30, 2017
Equity securities:
Common stock	$2,764.3	$546.8	$(2.0)	$3,309.1
Preferred stock	2.2	-	-	2.2

Total equity securities	2,766.5	546.8	(2.0)	3,311.3

Debt securities:
U.S. Government obligations	1,085.3	2.2	(14.1)	1,073.4
Municipal bonds	4,187.5	102.1	(18.5)	4,271.1
Foreign government obligations	1,085.5	17.5	(4.3)	1,098.7
U.S. corporate bonds	2,349.1	55.9	(12.0)	2,393.0
Foreign corporate bonds	1,243.8	26.8	(4.4)	1,266.2
Mortgage and asset-backed securities:
RMBS	1,012.1	7.5	(9.3)	1,010.3
CMBS	565.3	10.0	(2.7)	572.6
Other asset-backed securities(1)	1,676.9	9.2	(2.0)	1,684.1

Total debt securities	13,205.5	231.2	(67.3)	13,369.4
Short-term investments	700.8	-	-	700.8

Total investments	$16,672.8	$778.0	$(69.3)	$17,381.5

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$2,816.6	$332.1	$(39.2)	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	2,816.6	332.1	(39.2)	3,109.5

Debt securities:
U.S. Government obligations	1,265.7	2.2	(24.6)	1,243.3
Municipal bonds	4,161.0	66.9	(42.1)	4,185.8
Foreign government obligations	1,030.9	20.2	(4.0)	1,047.1
U.S. corporate bonds	2,168.9	43.5	(19.3)	2,193.1
Foreign corporate bonds	1,068.3	27.3	(6.8)	1,088.8
Mortgage and asset-backed securities:
RMBS	1,005.9	7.0	(12.5)	1,000.4
CMBS	728.8	9.6	(3.6)	734.8
Other asset-backed securities(1)	1,497.6	4.0	(11.7)	1,489.9

Total debt securities	12,927.1	180.7	(124.6)	12,983.2
Short-term investments	778.4	-	-	778.4

Total investments	$16,522.1	$512.8	$(163.8)	$16,871.1

(1)	Includes $1,126.4 million and $903.8 million of collateralized loan obligations as of June 30, 2017 and December 31, 2016, respectively.

(b) Contractual Maturity

The amortized cost or cost and estimated fair value of debt securities by contractual maturity as of June 30, 2017 are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of June 30, 2017
Short-term investments due in one year or less	$700.8	$700.8

Mortgage and asset-backed securities(1)	3,254.3	3,267.0
Debt securities with maturity dates:
One year or less	496.1	497.5
Over one through five years	3,110.0	3,143.9
Over five through ten years	3,352.2	3,405.9
Over ten years	2,992.9	3,055.1

Total debt securities	13,205.5	13,369.4

Equity securities	2,766.5	3,311.3

Total	$16,672.8	$17,381.5

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

Net investment income for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)
Interest income	$102.5	$98.7	$201.7	$200.0
Dividend income	11.8	11.2	21.2	23.3
Investment expenses	(6.9)	(6.7)	(14.3)	(13.6)
Equity in results of Pillar Investments(1)	3.2	3.9	6.6	7.0
Equity in results of Ares(1)	(12.6)	0.1	(7.4)	0.5
Other investment results	3.7	(0.3)	9.4	(5.5)

Total	$101.7	$106.9	$217.2	$211.7

(1)	See Note 3(g) of this Form 10-Q for discussion of the Pillar Investments and the investment in Ares, each as defined therein.

As of June 30, 2017, non-income producing invested assets were immaterial.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.5 billion and $1.9 billion for the three months ended June 30, 2017 and 2016, respectively, and $4.2 billion and $4.4 billion for the six months ended June 30, 2017 and 2016, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2017 primarily reflect sales of equity securities. Realized capital gains in the first six months of 2017 include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio. Realized capital gains and losses for the three and six months ended June 30, 2016 primarily reflect sales of equity and debt securities. In addition, Alleghany Capital recognized a gain of $13.2 million on April 15, 2016 in connection with the acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value (the “Jazwares Remeasurement Gain”).

The amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)
Gross realized capital gains	$34.0	$102.6	$142.7	$185.1
Gross realized capital losses	(24.7)	(48.6)	(73.8)	(95.2)

Net realized capital gains	$9.3	$54.0	$68.9	$89.9

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

OTTI losses in the first six months of 2017 reflect $7.0 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $7.0 million of OTTI losses, $6.8 million related to equity securities, primarily in the retail sector, and $0.2 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $7.0 million of OTTI losses, $3.8 million was incurred in the second quarter of 2017.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

As of June 30, 2017 and December 31, 2016, gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of June 30, 2017
Equity securities:
Common stock	$104.1	$2.0	$-	$-	$104.1	$2.0
Preferred stock	-	-	-	-	-	-

Total equity securities	104.1	2.0	-	-	104.1	2.0

Debt securities:
U.S. Government obligations	749.1	11.1	80.3	3.0	829.4	14.1
Municipal bonds	778.4	14.3	81.1	4.2	859.5	18.5
Foreign government obligations	505.3	4.3	-	-	505.3	4.3
U.S. corporate bonds	648.9	11.7	30.0	0.3	678.9	12.0
Foreign corporate bonds	371.1	4.4	0.5	-	371.6	4.4
Mortgage and asset-backed securities:
RMBS	563.7	8.2	47.6	1.1	611.3	9.3
CMBS	76.7	0.5	56.5	2.2	133.2	2.7
Other asset-backed securities	389.9	1.0	135.4	1.0	525.3	2.0

Total debt securities	4,083.1	55.5	431.4	11.8	4,514.5	67.3

Total temporarily impaired securities	$4,187.2	$57.5	$431.4	$11.8	$4,618.6	$69.3

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$619.4	$39.2	$-	$-	$619.4	$39.2
Preferred stock	-	-	-	-	-	-

Total equity securities	619.4	39.2	-	-	619.4	39.2

Debt securities:
U.S. Government obligations	975.0	24.6	-	-	975.0	24.6
Municipal bonds	1,464.5	39.7	41.6	2.4	1,506.1	42.1
Foreign government obligations	238.3	4.0	-	-	238.3	4.0
U.S. corporate bonds	727.9	18.1	52.6	1.2	780.5	19.3
Foreign corporate bonds	331.0	6.6	4.1	0.2	335.1	6.8
Mortgage and asset-backed securities:
RMBS	652.0	11.4	43.4	1.1	695.4	12.5
CMBS	148.9	1.4	117.7	2.2	266.6	3.6
Other asset-backed securities	334.7	1.6	550.4	10.1	885.1	11.7

Total debt securities	4,872.3	107.4	809.8	17.2	5,682.1	124.6

Total temporarily impaired securities	$5,491.7	$146.6	$809.8	$17.2	$6,301.5	$163.8

As of June 30, 2017, Alleghany held a total of 1,192 debt securities and equity securities that were in an unrealized loss position, of which 81 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related to municipal bonds, U.S. Government obligations, CMBS, RMBS and other asset-backed securities.

As of June 30, 2017, the vast majority of Alleghany’s debt securities were rated investment grade, with 6.1 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.1 percent as of December 31, 2016.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2017, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $226.5 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at Alleghany’s discretion. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets and accounts for its investment using the equity method of accounting. As of June 30, 2017, AIHL’s carrying value in Ares was $210.5 million, which is net of returns of capital received from Ares.

(h) Investments in Commercial Mortgage Loans

As of June 30, 2017, the carrying value of Alleghany’s commercial mortgage loan portfolio was $636.5 million, representing the unpaid principal balance on the loans. As of June 30, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

(b) Significant Reinsurance Contracts

As discussed in Note 5(d) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K, RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2017. Both programs were renewed on May 1, 2017 with substantially similar terms as the expired programs.

5. Liability for Loss and LAE

(a) Liability Rollforward

Activity in liability for loss and LAE in the six months ended June 30, 2017 and 2016 is summarized as follows:

	Six Months Ended June 30,
	2017	2016
	($ in millions)
Reserves as of January 1	$11,087.2	$10,799.2
Less: reinsurance recoverables(1)	1,236.2	1,169.3

Net reserves as of January 1	9,851.0	9,629.9

Incurred loss and LAE, net of reinsurance, related to:
Current year	1,545.6	1,655.3
Prior years	(111.4)	(175.3)

Total incurred loss and LAE, net of reinsurance	1,434.2	1,480.0

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	242.7	115.0
Prior years	1,190.1	1,123.0

Total paid loss and LAE, net of reinsurance	1,432.8	1,238.0

Foreign exchange effect	55.4	20.8

Net reserves as of June 30	9,907.8	9,892.7
Reinsurance recoverables as of June 30(1)	1,152.4	1,151.1

Reserves as of June 30	$11,060.2	$11,043.8

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of June 30, 2017 decreased slightly from December 31, 2016, primarily reflecting a decrease at the insurance segment due to favorable prior accident year loss reserve development and the impact of lower net premiums earned at RSUI, partially offset by the impact of higher net premiums earned at PacificComp and CapSpecialty.

(b) Liability Development

The (favorable) unfavorable prior accident year loss reserve development for the three and six months ended June 30, 2017 and 2016 is summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(4.0)	(1)	$(6.7)	(2)	$(4.4)	(1)	$(7.7)	(2)
Non-catastrophe	(18.9)	(3)	(28.6)	(4)	(50.0)	(3)	(60.8)	(4)

Total property	(22.9)		(35.3)		(54.4)		(68.5)

Casualty & other:
Malpractice Treaties(5)	(2.0)		(2.0)		(2.0)		(8.9)
Ogden rate impact(6)	-		-		24.4		-
Other	(27.7)	(7)	(40.7)	(8)	(58.9)	(7)	(71.6)	(9)

Total casualty & other	(29.7)		(42.7)		(36.5)		(80.5)

Total Reinsurance Segment	(52.6)		(78.0)		(90.9)		(149.0)

Insurance Segment
RSUI:
Casualty	(9.5)	(10)	(10.4)	(11)	(21.6)	(10)	(20.2)	(11)
Property and other	(0.8)		(0.8)	(12)	2.9	(13)	(3.8)	(12)

Total RSUI	(10.3)		(11.2)		(18.7)		(24.0)

CapSpecialty:
Asbestos-related illness and environmental impairment liability	-		-		-		(2.0)
Other	(0.2)	(14)	(0.8)	(15)	(0.8)	(14)	(0.3)	(15)

Total CapSpecialty	(0.2)		(0.8)		(0.8)		(2.3)

PacificComp	(0.5)	(16)	-		(1.0)	(16)	-

Total incurred related to prior years	$(63.6)		$(90.0)		$(111.4)		$(175.3)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 through 2016 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 and 2015 accident years.
(5)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(6)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from +2.50 percent to (0.75) percent.
(7)	Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability business related to the 2005 through 2014 accident years, partially offset by net adverse development in shorter-tailed casualty lines in the 2015 accident year in the U.S. and the U.K.
(8)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2009, 2013 and 2015 accident years.
(9)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2009 and 2015 accident years.
(10)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess line of business related to the 2005 through 2011 accident years.
(11)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(12)	Primarily reflects favorable prior accident year loss reserve development in the non-catastrophe property lines of business in recent accident years.
(13)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years.

(14)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2015 and 2010 accident years.
(15)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business related to the 2015 accident year.
(16)	Primarily reflects favorable prior accident year loss reserve development related to the 2013 and prior accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first six months of 2017 was 27.6 percent, compared with 32.9 percent for the first six months of 2016. The decrease in the effective tax rate in the first six months of 2017 from the first six months of 2016 primarily reflects prior period income tax adjustments in the first six months of 2016, which include $19.7 million of out-of-period reductions to current and deferred TransRe tax assets recorded as of June 30, 2016 that relate primarily to periods prior to Alleghany’s March 6, 2012 merger with TransRe.

Alleghany believes that, as of June 30, 2017, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2017.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of June 30, 2017, Alleghany had $379.2 million remaining under its share repurchase authorization.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, Alleghany repurchased shares of Common Stock in the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares repurchased	-	-	-	113,100
Cost of shares repurchased (in millions)	$-	$-	$-	$53.3
Average price per share repurchased	$-	$-	$-	$471.15

(b) Accumulated Other Comprehensive Income

The following tables present a reconciliation of the changes during the six months ended June 30, 2017 and 2016 in accumulated other comprehensive income attributable to Alleghany stockholders.

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	266.7	15.0	(0.3)	281.4
Reclassifications from accumulated other comprehensive income	(40.3)	-	-	(40.3)

Total	226.4	15.0	(0.3)	241.1

Balance as of June 30, 2017	$458.6	$(96.2)	$(12.0)	$350.4

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	191.7	22.2	0.4	214.3
Reclassifications from accumulated other comprehensive income	(32.6)	-	-	(32.6)

Total	159.1	22.2	0.4	181.7

Balance as of June 30, 2016	$391.0	$(81.8)	$(11.2)	$298.0

Reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and six months ended June 30, 2017 and 2016 were as follows:

Accumulated Other		Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2017	2016	2017	2016
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(9.3)	$(40.8)	$(68.9)	$(76.7)
	Other than temporary impairment losses	3.8	5.7	7.0	26.5
	Income taxes	1.9	12.3	21.6	17.6

Total reclassifications:	Net earnings	$(3.6)	$(22.8)	$(40.3)	$(32.6)

(1)	Net realized capital gains for the three and six months ended June 30, 2016 exclude the Jazwares Remeasurement Gain of $13.2 million.

8. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$101.8	$77.1	$251.0	$231.6
Effect of dilutive securities	-	-	-	-

Income available to common stockholders for diluted earnings per share	$101.8	$77.1	$251.0	$231.6

Weighted average common shares outstanding applicable to basic earnings per share	15,419,034	15,438,859	15,416,366	15,445,525
Effect of dilutive securities	-	-	5,703	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,419,034	15,438,859	15,422,069	15,445,525

75,035 and 70,738 contingently issuable shares were potentially available during the first six months of 2017 and 2016, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

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

(c) Energy Holdings

As of June 30, 2017, Alleghany had holdings in energy sector businesses of $506.5 million, comprised of $313.0 million of debt securities, $47.5 million of equity securities and $146.0 million of Alleghany’s equity attributable to SORC.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares and, beginning April 28, 2017, W&W|AFCO Steel. Oil and gas operations are conducted through SORC.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel for $164.5 million, including $163.9 million in cash paid on May 1, 2017 and $0.6 million of estimated purchase price adjustments. In connection with the acquisition, Alleghany recorded $39.9 million, $25.3 million and $70.0 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively. Indefinite-lived intangible assets relate to trade name and finite-lived intangible assets relate to customer relationships. The customer relationship asset is estimated to have a useful life of ten years.

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

(b) Results

Results for Alleghany’s two reportable segments and for other activities for the three and six months ended June 30, 2017 and 2016 are shown in the tables below:

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months ended June 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$369.1	$676.3	$1,045.4	$295.1	$73.3	$41.9	$410.3	$1,455.7	$-	$(5.7)	$1,450.0
Net premiums written	317.2	661.6	978.8	204.6	68.4	41.3	314.3	1,293.1	-	-	1,293.1
Net premiums earned	270.5	686.9	957.4	178.5	64.1	43.9	286.5	1,243.9	-	-	1,243.9
Net loss and LAE	122.9	450.1	573.0	93.8	35.6	32.5	161.9	734.9	-	-	734.9
Commissions, brokerage and other underwriting expenses	87.9	234.3	322.2	53.0	27.2	11.3	91.5	413.7	-	-	413.7

Underwriting profit(3)	$59.7	$2.5	$62.2	$31.7	$1.3	$0.1	$33.1	95.3	-	-	95.3

Net investment income								98.0	0.2	3.5	101.7
Net realized capital gains								9.2	0.2	(0.1)	9.3
Other than temporary impairment losses								(3.8)	-	-	(3.8)
Other revenue								3.3	195.4	4.1	202.8
Other operating expenses								25.9	198.6	0.7	225.2
Corporate administration								0.8	-	13.6	14.4
Amortization of intangible assets								(0.4)	5.0	-	4.6
Interest expense								6.8	1.0	13.2	21.0

Earnings (losses) before income taxes								$168.9	$(8.8)	$(20.0)	$140.1

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months ended June 30, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$389.9	$712.4	$1,102.3	$307.7	$70.0	$34.0	$411.7	$1,514.0	$-	$(4.7)	$1,509.3
Net premiums written	315.1	695.4	1,010.5	224.5	65.7	33.6	323.8	1,334.3	-	-	1,334.3
Net premiums earned	290.2	689.9	980.1	188.3	58.6	34.5	281.4	1,261.5	-	-	1,261.5
Net loss and LAE	201.3	448.1	649.4	109.1	30.9	25.9	165.9	815.3	-	-	815.3
Commissions, brokerage and other underwriting expenses	92.2	226.5	318.7	54.7	25.9	9.6	90.2	408.9	-	-	408.9

Underwriting profit (loss)(3)	$(3.3)	$15.3	$12.0	$24.5	$1.8	$(1.0)	$25.3	37.3	-	-	37.3

Net investment income								105.1	-	1.8	106.9
Net realized capital gains								41.0	13.0	-	54.0
Other than temporary impairment losses								(5.7)	-	-	(5.7)
Other revenue								3.3	161.8	0.3	165.4
Other operating expenses								19.5	164.9	0.6	185.0
Corporate administration								0.5	-	13.0	13.5
Amortization of intangible assets								(0.7)	6.1	-	5.4
Interest expense								6.9	0.3	13.3	20.5

Earnings (losses) before income taxes								$154.8	$3.5	$(24.8)	$133.5

	Reinsurance Segment			Insurance Segment					Other Activities
Six Months ended June 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$744.5	$1,356.6	$2,101.1	$559.6	$138.8	$82.6	$781.0	$2,882.1	$-	$(11.2)	$2,870.9
Net premiums written	602.4	1,325.8	1,928.2	387.2	129.4	81.4	598.0	2,526.2	-	-	2,526.2
Net premiums earned	557.3	1,326.2	1,883.5	361.2	126.2	82.2	569.6	2,453.1	-	-	2,453.1
Net loss and LAE	244.7	885.4	1,130.1	174.4	68.7	61.0	304.1	1,434.2	-	-	1,434.2
Commissions, brokerage and other underwriting expenses	178.7	459.0	637.7	107.9	54.9	21.7	184.5	822.2	-	-	822.2

Underwriting profit (loss)(3)	$133.9	$(18.2)	$115.7	$78.9	$2.6	$(0.5)	$81.0	196.7	-	-	196.7

Net investment income								210.3	0.5	6.4	217.2
Net realized capital gains								69.4	0.1	(0.6)	68.9
Other than temporary impairment losses								(7.0)	-	-	(7.0)
Other revenue								5.8	342.6	5.7	354.1
Other operating expenses								49.1	349.1	2.1	400.3
Corporate administration								1.6	-	29.7	31.3
Amortization of intangible assets								(0.9)	9.3	-	8.4
Interest expense								13.6	1.8	26.5	41.9

Earnings (losses) before income taxes								$411.8	$(17.0)	$(46.8)	$348.0

	Reinsurance Segment			Insurance Segment					Other Activities
Six Months ended June 30, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$773.1	$1,471.6	$2,244.7	$564.6	$132.9	$68.1	$765.6	$3,010.3	$-	$(11.5)	$2,998.8
Net premiums written	624.6	1,441.9	2,066.5	398.1	124.5	67.4	590.0	2,656.5	-	-	2,656.5
Net premiums earned	543.3	1,375.8	1,919.1	380.6	114.2	69.2	564.0	2,483.1	-	-	2,483.1
Net loss and LAE	297.3	878.2	1,175.5	194.2	57.9	52.4	304.5	1,480.0	-	-	1,480.0
Commissions, brokerage and other underwriting expenses	170.2	465.9	636.1	107.9	52.4	19.3	179.6	815.7	-	-	815.7

Underwriting profit (loss)(3)	$75.8	$31.7	$107.5	$78.5	$3.9	$(2.5)	$79.9	187.4	-	-	187.4

Net investment income								207.8	-	3.9	211.7
Net realized capital gains								80.4	12.9	(3.4)	89.9
Other than temporary impairment losses								(26.5)	-	-	(26.5)
Other revenue								3.5	298.7	0.6	302.8
Other operating expenses								41.5	304.4	1.2	347.1
Corporate administration								0.6	-	22.6	23.2
Amortization of intangible assets								(1.8)	10.2	-	8.4
Interest expense								13.8	0.6	26.3	40.7

Earnings (losses) before income taxes								$398.5	$(3.6)	$(49.0)	$345.9

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of June 30, 2017, the identifiable assets of the reinsurance segment, insurance segment and other activities were $16.0 billion, $6.8 billion and $1.7 billion, respectively, of which cash and invested assets represented $13.4 billion, $5.3 billion and $0.6 billion, respectively. As of June 30, 2017, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.4 billion, $2.8 billion and $0.2 billion, respectively.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $103.7 million as of June 30, 2017. The $103.7 million includes $31.3 million of borrowings by Jazwares under its available credit facility, $26.5 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans, $18.9 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $17.4 million of term loans at Bourn & Koch related to borrowings to finance an acquisition, and $9.6 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

11. Credit Agreement

On July 31, 2017, Alleghany entered into a five-year credit agreement (the “Credit Agreement”) with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on Alleghany’s credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from July 31, 2017 through August 3, 2017.

The Credit Agreement replaced Alleghany’s previous four-year credit agreement (the “Prior Credit Agreement”), which provided for an unsecured revolving credit facility in an aggregate principal amount of up to $200.0 million. The Prior Credit Agreement was terminated on July 31, 2017 in advance of its scheduled October 15, 2017 expiration date. There were no borrowings under the Prior Credit Agreement in the six months ended June 30, 2017 and there were no outstanding borrowings under the Prior Credit Agreement as of June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2016, or the “2016 Form 10-K.”

References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiary;

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc. and its subsidiary;

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;

•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings LLC and its subsidiaries; and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

•	Net earnings attributable to Alleghany stockholders were $101.8 million in the second quarter of 2017, compared with $77.1 million in the second quarter of 2016, and $251.0 million in the first six months of 2017, compared with $231.6 million in the first six months of 2016.

•	Earnings before income taxes were $140.1 million in the second quarter of 2017, compared with $133.5 million in the second quarter of 2016, and $348.0 million in the first six months of 2017, compared with $345.9 million in the first six months of 2016.

•	Net investment income decreased by 4.9 percent in the second quarter of 2017 from the second quarter of 2016, and increased by 2.6 percent in the first six months of 2017 from the first six months of 2016.

•	Net premiums written decreased by 3.1 percent and 4.9 percent in the second quarter and first six months of 2017, respectively, from the corresponding 2016 periods.

•	Underwriting profit was $95.3 million in the second quarter of 2017, compared with $37.3 million in the second quarter of 2016, and $196.7 million in the first six months of 2017, compared with $187.4 million in the first six months of 2016.

•	The combined ratio for our reinsurance and insurance segments was 92.4 percent in the second quarter of 2017, compared with 97.0 percent in the second quarter of 2016, and 92.0 percent in the first six months of 2017, compared with 92.4 percent in the first six months of 2016.

•	Catastrophe losses, net of reinsurance, were $11.4 million in the second quarter of 2017, compared with $124.8 million in the second quarter of 2016, and $15.4 million in the first six months of 2017, compared with $127.5 million in the first six months of 2016.

•	Net favorable prior accident year loss reserve development was $63.6 million in the second quarter of 2017, compared with $90.0 million in the second quarter of 2016, and $111.4 million in the first six months of 2017, compared with $175.3 million in the first six months of 2016.

•	Sales revenues for Alleghany Capital were $195.4 million in the second quarter of 2017, compared with $161.8 million in the second quarter of 2016, and $342.6 million in the first six months of 2017, compared with $298.7 million in the first six months of 2016.

•	Losses before income taxes for Alleghany Capital were $8.8 million in the second quarter of 2017, compared with earnings before income taxes of $3.5 million in the second quarter of 2016, and losses before income taxes were $17.0 million in the first six months of 2017, compared with $3.6 million in the first six months of 2016. Adjusted EBITDA was $2.4 million in the second quarter of 2017, compared with $2.3 million in the second quarter of 2016, and $4.3 million in the first six months of 2017, compared with $4.6 million in the first six months of 2016.

As of June 30, 2017, we had total assets of $24.5 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.4 billion. As of June 30, 2017, we had consolidated total investments of approximately $18.7 billion, consisting of $13.4 billion invested in debt securities, $3.3 billion invested in equity securities, $0.7 billion invested in short-term investments, $0.6 billion invested in commercial mortgage loans and $0.7 billion invested in other invested assets.

Consolidated Results of Operations

The following table summarizes our consolidated revenues, costs and expenses and earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)
Revenues
Net premiums earned	$1,243.9	$1,261.5	$2,453.1	$2,483.1
Net investment income	101.7	106.9	217.2	211.7
Net realized capital gains	9.3	54.0	68.9	89.9
Other than temporary impairment losses	(3.8)	(5.7)	(7.0)	(26.5)
Other revenue	202.8	165.4	354.1	302.8

Total revenues	1,553.9	1,582.1	3,086.3	3,061.0

Costs and Expenses
Net loss and loss adjustment expenses	734.9	815.3	1,434.2	1,480.0
Commissions, brokerage and other underwriting expenses	413.7	408.9	822.2	815.7
Other operating expenses	225.2	185.0	400.3	347.1
Corporate administration	14.4	13.5	31.3	23.2
Amortization of intangible assets	4.6	5.4	8.4	8.4
Interest expense	21.0	20.5	41.9	40.7

Total costs and expenses	1,413.8	1,448.6	2,738.3	2,715.1

Earnings before income taxes	140.1	133.5	348.0	345.9
Income taxes	37.4	56.2	96.0	114.0

Net earnings	102.7	77.3	252.0	231.9
Net earnings attributable to noncontrolling interest	0.9	0.2	1.0	0.3

Net earnings attributable to Alleghany stockholders	$101.8	$77.1	$251.0	$231.6

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The results for our segments and for other activities for the three and six months ended June 30, 2017 and 2016 are summarized in the tables below:

	Segments			Other Activities
Three Months Ended June 30, 2017	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,045.4	$410.3	$1,455.7	$-	$(5.7)	$1,450.0
Net premiums written	978.8	314.3	1,293.1	-	-	1,293.1

Net premiums earned	957.4	286.5	1,243.9	-	-	1,243.9

Net loss and LAE:
Current year (excluding catastrophe losses)	625.6	161.5	787.1	-	-	787.1
Current year catastrophe losses	-	11.4	11.4	-	-	11.4
Prior years	(52.6)	(11.0)	(63.6)	-	-	(63.6)

Total net loss and LAE	573.0	161.9	734.9	-	-	734.9
Commissions, brokerage and other underwriting expenses	322.2	91.5	413.7	-	-	413.7

Underwriting profit(2)	$62.2	$33.1	95.3	-	-	95.3

Net investment income			98.0	0.2	3.5	101.7
Net realized capital gains			9.2	0.2	(0.1)	9.3
Other than temporary impairment losses			(3.8)	-	-	(3.8)
Other revenue			3.3	195.4	4.1	202.8
Other operating expenses			25.9	198.6	0.7	225.2
Corporate administration			0.8	-	13.6	14.4
Amortization of intangible assets			(0.4)	5.0	-	4.6
Interest expense			6.8	1.0	13.2	21.0

Earnings (losses) before income taxes			$168.9	$(8.8)	$(20.0)	$140.1

Loss ratio(3):
Current year (excluding catastrophe losses)	65.4%	56.3%	63.3%
Current year catastrophe losses	- %	4.0%	0.9%
Prior years	(5.5%)	(3.8%)	(5.1%)

Total net loss and LAE	59.9%	56.5%	59.1%
Expense ratio(4)	33.6%	31.9%	33.3%

Combined ratio(5)	93.5%	88.4%	92.4%

	Segments			Other Activities
Three Months Ended June 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,102.3	$411.7	$1,514.0	$-	$(4.7)	$1,509.3
Net premiums written	1,010.5	323.8	1,334.3	-	-	1,334.3

Net premiums earned	980.1	281.4	1,261.5	-	-	1,261.5

Net loss and LAE:
Current year (excluding catastrophe losses)	631.6	148.9	780.5	-	-	780.5
Current year catastrophe losses	95.8	29.0	124.8	-	-	124.8
Prior years	(78.0)	(12.0)	(90.0)	-	-	(90.0)

Total net loss and LAE	649.4	165.9	815.3	-	-	815.3
Commissions, brokerage and other underwriting expenses	318.7	90.2	408.9	-	-	408.9

Underwriting profit(2)	$12.0	$25.3	37.3	-	-	37.3

Net investment income			105.1	-	1.8	106.9
Net realized capital gains			41.0	13.0	-	54.0
Other than temporary impairment losses			(5.7)	-	-	(5.7)
Other revenue			3.3	161.8	0.3	165.4
Other operating expenses			19.5	164.9	0.6	185.0
Corporate administration			0.5	-	13.0	13.5
Amortization of intangible assets			(0.7)	6.1	-	5.4
Interest expense			6.9	0.3	13.3	20.5

Earnings (losses) before income taxes			$154.8	$3.5	$(24.8)	$133.5

Loss ratio(3):
Current year (excluding catastrophe losses)	64.5%	52.9%	61.9%
Current year catastrophe losses	9.8%	10.3%	9.9%
Prior years	(8.0%)	(4.3%)	(7.2%)

Total net loss and LAE	66.3%	58.9%	64.6%
Expense ratio(4)	32.5%	32.1%	32.4%

Combined ratio(5)	98.8%	91.0%	97.0%

	Segments			Other Activities
Six Months Ended June 30, 2017	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,101.1	$781.0	$2,882.1	$-	$(11.2)	$2,870.9
Net premiums written	1,928.2	598.0	2,526.2	-	-	2,526.2

Net premiums earned	1,883.5	569.6	2,453.1	-	-	2,453.1

Net loss and LAE:
Current year (excluding catastrophe losses)	1,221.0	309.2	1,530.2	-	-	1,530.2
Current year catastrophe losses	-	15.4	15.4	-	-	15.4
Prior years	(90.9)	(20.5)	(111.4)	-	-	(111.4)

Total net loss and LAE	1,130.1	304.1	1,434.2	-	-	1,434.2
Commissions, brokerage and other underwriting expenses	637.7	184.5	822.2	-	-	822.2

Underwriting profit(2)	$115.7	$81.0	196.7	-	-	196.7

Net investment income			210.3	0.5	6.4	217.2
Net realized capital gains			69.4	0.1	(0.6)	68.9
Other than temporary impairment losses			(7.0)	-	-	(7.0)
Other revenue			5.8	342.6	5.7	354.1
Other operating expenses			49.1	349.1	2.1	400.3
Corporate administration			1.6	-	29.7	31.3
Amortization of intangible assets			(0.9)	9.3	-	8.4
Interest expense			13.6	1.8	26.5	41.9

Earnings (losses) before income taxes			$411.8	$(17.0)	$(46.8)	$348.0

Loss ratio(3):
Current year (excluding catastrophe losses)	64.8%	54.3%	62.4%
Current year catastrophe losses	- %	2.7%	0.6%
Prior years	(4.8%)	(3.6%)	(4.5%)

Total net loss and LAE	60.0%	53.4%	58.5%
Expense ratio(4)	33.9%	32.4%	33.5%

Combined ratio(5)	93.9%	85.8%	92.0%

	Segments			Other Activities
Six Months Ended June 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,244.7	$765.6	$3,010.3	$-	$(11.5)	$2,998.8
Net premiums written	2,066.5	590.0	2,656.5	-	-	2,656.5

Net premiums earned	1,919.1	564.0	2,483.1	-	-	2,483.1

Net loss and LAE:
Current year (excluding catastrophe losses)	1,228.7	299.1	1,527.8	-	-	1,527.8
Current year catastrophe losses	95.8	31.7	127.5	-	-	127.5
Prior years	(149.0)	(26.3)	(175.3)	-	-	(175.3)

Total net loss and LAE	1,175.5	304.5	1,480.0	-	-	1,480.0
Commissions, brokerage and other underwriting expenses	636.1	179.6	815.7	-	-	815.7

Underwriting profit(2)	$107.5	$79.9	187.4	-	-	187.4

Net investment income			207.8	-	3.9	211.7
Net realized capital gains			80.4	12.9	(3.4)	89.9
Other than temporary impairment losses			(26.5)	-	-	(26.5)
Other revenue			3.5	298.7	0.6	302.8
Other operating expenses			41.5	304.4	1.2	347.1
Corporate administration			0.6	-	22.6	23.2
Amortization of intangible assets			(1.8)	10.2	-	8.4
Interest expense			13.8	0.6	26.3	40.7

Earnings (losses) before income taxes			$398.5	$(3.6)	$(49.0)	$345.9

Loss ratio(3):
Current year (excluding catastrophe losses)	64.0%	53.1%	61.5%
Current year catastrophe losses	5.0%	5.6%	5.1%
Prior years	(7.7%)	(4.7%)	(7.0%)

Total net loss and LAE	61.3%	54.0%	59.6%
Expense ratio(4)	33.1%	31.8%	32.8%

Combined ratio(5)	94.4%	85.8%	92.4%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Premiums. The following table summarizes our consolidated premiums.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Premiums written:
Gross premiums written	$1,450.0	$1,509.3	(3.9%)	$2,870.9	$2,998.8	(4.3%)
Net premiums written	1,293.1	1,334.3	(3.1%)	2,526.2	2,656.5	(4.9%)

Net premiums earned	1,243.9	1,261.5	(1.4%)	2,453.1	2,483.1	(1.2%)

The decreases in gross and net premiums written in the second quarter and first six months of 2017 from the corresponding 2016 periods are mainly attributable to decreases at our reinsurance segment, primarily reflecting cancellations, non-renewals and reduced participations in certain international treaties, the impact of rate pressures and increased retentions by cedants and, to a lesser extent, the impact of changes in foreign currency exchange rates. The decrease at our reinsurance segment in gross and net premiums written in the first six months of 2017 from the first six months of 2016 also reflects lower premiums related to a large whole account quota share treaty, or the “Quota Share Treaty.” Premiums related to the Quota Share Treaty were $183.9 million and $180.0 million in the second quarter of 2017 and 2016, respectively, and $374.1 million and $424.8 million in the first six months of 2017 and 2016, respectively. Premiums related to the Quota Share Treaty in the first six months of 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available.

The decreases in net premiums earned in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect decreases at our reinsurance segment.

A comparison of premiums by segment for the second quarter and first six months of 2017 and 2016 is more fully described in the following pages.

Net loss and LAE. The following table summarizes our consolidated net loss and LAE.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$787.1	$780.5	0.8%	$1,530.2	$1,527.8	0.2%
Current year catastrophe losses	11.4	124.8	(90.9%)	15.4	127.5	(87.9%)
Prior years	(63.6)	(90.0)	(29.3%)	(111.4)	(175.3)	(36.5%)

Total net loss and LAE	$734.9	$815.3	(9.9%)	$1,434.2	$1,480.0	(3.1%)

Loss ratio:
Current year (excluding catastrophe losses)	63.3%	61.9%		62.4%	61.5%
Current year catastrophe losses	0.9%	9.9%		0.6%	5.1%
Prior years	(5.1%)	(7.2%)		(4.5%)	(7.0%)

Total net loss and LAE	59.1%	64.6%		58.5%	59.6%

The decreases in net loss and LAE in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect decreases in catastrophe losses at our reinsurance segment, partially offset by decreases in favorable prior accident year loss reserve development at our reinsurance segment. The catastrophe losses in the second quarter and first six months of 2016 related primarily to wildfire losses in Alberta, Canada and earthquake losses in Japan and Ecuador. Net loss and LAE in the first six months of 2017 for the reinsurance segment includes $24.4 million of unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

A comparison of net loss and LAE by segment for the second quarter and first six months of 2017 and 2016 is more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table summarizes our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$413.7	$408.9	1.2%	$822.2	$815.7	0.8%

Expense ratio	33.3%	32.4%		33.5%	32.8%

The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods reflect modest increases in such expenses at our reinsurance segment due to an increase in commission rates on certain international treaties, and at our insurance segment primarily due to higher net premiums earned at CapSpecialty and PacificComp.

A comparison of commissions, brokerage and other underwriting expenses for the second quarter and first six months of 2017 and 2016 is more fully described in the following pages.

Underwriting profit. The following table summarizes our consolidated underwriting profit.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Underwriting profit	$95.3	$37.3	155.5%	$196.7	$187.4	5.0%

Combined ratio	92.4%	97.0%		92.0%	92.4%

The increase in underwriting profit in the second quarter of 2017 from the second quarter of 2016 is mainly due to an increase in underwriting profit at our reinsurance segment, primarily reflecting the lack of catastrophe losses compared with significant catastrophe losses in the second quarter of 2016, partially offset by less favorable prior accident year loss reserve development, all as discussed above. The increase in underwriting profit in the first six months of 2017 from the first six months of 2016 is mainly due to an increase in underwriting profit at our reinsurance segment, primarily reflecting the lack of catastrophe losses compared with catastrophe losses in the first six months of 2016, largely offset by substantially less favorable prior accident year loss reserve development, all as discussed above.

A comparison of underwriting profit for the second quarter and first six months of 2017 and 2016 is more fully described in the following pages.

Investment results. The following table summarizes our consolidated investment results.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Net investment income	$101.7	$106.9	(4.9%)	$217.2	$211.7	2.6%
Net realized capital gains	9.3	54.0	(82.8%)	68.9	89.9	(23.4%)
Other than temporary impairment losses	(3.8)	(5.7)	(33.3%)	(7.0)	(26.5)	(73.6%)

The decrease in net investment income in the second quarter of 2017 from the second quarter of 2016 primarily relates to a $12.6 million charge on our equity investment in Ares Management LLC, or “Ares,” partially offset by higher income from partnerships and higher bond interest income. The increase in net investment income in the first six months of 2017 from the first six months of 2016 primarily relates to higher income from partnerships and higher bond interest income, partially offset by the $12.6 million charge on our equity investment in Ares. The charge on our equity investment in Ares reflects our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity. Ares expects to receive future management fees derived from the assets under management of the acquired entity.

The decreases in net realized capital gains in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect lower gains for the equity and bond portfolio and a one-time $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital, as more fully described in the following pages.

The decreases in OTTI losses in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect decreases in OTTI losses related to debt securities.

A comparison of investment results for the second quarter and first six months of 2017 and 2016 is more fully described in the following pages.

Other revenue and expenses. The following table summarizes our consolidated other revenue and expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Other revenue	$202.8	$165.4	22.6%	$354.1	$302.8	16.9%

Other operating expenses	225.2	185.0	21.7%	400.3	347.1	15.3%
Corporate administration	14.4	13.5	6.7%	31.3	23.2	34.9%
Amortization of intangible assets	4.6	5.4	(14.8%)	8.4	8.4	- %
Interest expense	21.0	20.5	2.4%	41.9	40.7	2.9%

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include sales revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $23.6 million and $18.1 million in the second quarter of 2017 and 2016, respectively, and $45.0 million and $39.5 million in the first six months of 2017 and 2016, respectively. The increases in long-term incentive compensation at our reinsurance and insurance segments in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect improved underwriting and investment results at TransRe and RSUI.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel for $164.5 million, including $163.9 million in cash paid on May 1, 2017 and $0.6 million of estimated purchase price adjustments.

On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’ outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

The increases in other revenue and other operating expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the acquisition of W&W|AFCO Steel and the inclusion of Jazwares in our consolidated results. The increases in other operating expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods also reflect an increase in long-term incentive compensation, and finders fees, legal and accounting costs and other transaction-related expenses at the Alleghany Capital level.

Corporate administration. The increase in corporate administration expense in the second quarter of 2017 from the second quarter of 2016 primarily reflects the beneficial impact of a reduction of a certain liability as of June 30, 2016 related to a one-time reversal of a contingent liability in connection with the sale of a subsidiary in prior years. The increase in corporate administration expense in the first six months of 2017 from the first six months of 2016 primarily reflects higher long-term incentive compensation expense accruals due mainly to the impact of a rise in the price per share of our common stock and the beneficial impact of the contingent liability reversal.

Amortization of intangible assets. The decrease in amortization expenses in the second quarter of 2017 from the second quarter of 2016 primarily reflects a decrease in amortization expense at IPS, as certain of IPS’s intangible assets were fully amortized as of December 31, 2016, partially offset by the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel and Jazwares.

Interest expense. The increases in interest expense in the second quarter and first six months of 2017 from the corresponding 2016 periods reflect new or increased borrowings at Bourn & Koch and Jazwares.

Income taxes. The following table summarizes our consolidated income tax expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Income taxes	$37.4	$56.2	(33.5%)	$96.0	$114.0	(15.8%)

Effective tax rate				27.6%	32.9%

The decreases in income taxes in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect prior period income tax adjustments in the second quarter and first six months of 2016, partially offset by the impact of higher taxable income. The decrease in the effective tax rate in the first six months of 2017 from the first six months of 2016 primarily reflects prior period income tax adjustments in the first six months of 2016, which include $19.7 million of out-of-period reductions to current and deferred TransRe tax assets recorded as of June 30, 2016 that relate primarily to periods prior to our March 6, 2012 merger with TransRe.

Earnings. The following table summarizes our consolidated earnings.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Earnings before income taxes	$140.1	$133.5	4.9%	$348.0	$345.9	0.6%
Net earnings attributable to Alleghany stockholders	101.8	77.1	32.0%	251.0	231.6	8.4%

The increases in earnings before income taxes in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect higher underwriting profit, partially offset by lower net realized capital gains, all as discussed above. The increases in net earnings attributable to Alleghany stockholders in the second quarter and first six months of 2017 from the corresponding 2016 periods reflect higher earnings before income taxes and lower income tax expense, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Three Months Ended June 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$ 369.1	$ 676.3	$ 1,045.4
Net premiums written	317.2	661.6	978.8

Net premiums earned	270.5	686.9	957.4
Net loss and LAE:
Current year (excluding catastrophe losses)	145.8	479.8	625.6
Current year catastrophe losses	-	-	-
Prior years	(22.9)	(29.7)	(52.6)

Total net loss and LAE	122.9	450.1	573.0
Commissions, brokerage and other underwriting expenses	87.9	234.3	322.2

Underwriting profit(2)	$ 59.7	$ 2.5	$ 62.2

Loss ratio(3):
Current year (excluding catastrophe losses)	53.9%	69.9%	65.4%
Current year catastrophe losses	- %	- %	- %
Prior years	(8.5%)	(4.3%)	(5.5%)

Total net loss and LAE	45.4%	65.6%	59.9%
Expense ratio(4)	32.5%	34.1%	33.6%

Combined ratio(5)	77.9%	99.7%	93.5%

Three Months Ended June 30, 2016	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$ 389.9	$ 712.4	$ 1,102.3
Net premiums written	315.1	695.4	1,010.5

Net premiums earned	290.2	689.9	980.1
Net loss and LAE:
Current year (excluding catastrophe losses)	142.5	489.1	631.6
Current year catastrophe losses	94.1	1.7	95.8
Prior years	(35.3)	(42.7)	(78.0)

Total net loss and LAE	201.3	448.1	649.4
Commissions, brokerage and other underwriting expenses	92.2	226.5	318.7

Underwriting profit (loss)(2)	$ (3.3)	$ 15.3	$ 12.0

Loss ratio(3):
Current year (excluding catastrophe losses)	49.1%	70.9%	64.5%
Current year catastrophe losses	32.4%	0.2%	9.8%
Prior years	(12.2%)	(6.2%)	(8.0%)

Total net loss and LAE	69.3%	64.9%	66.3%
Expense ratio(4)	31.8%	32.8%	32.5%

Combined ratio(5)	101.1%	97.7%	98.8%

Six Months Ended June 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$744.5	$1,356.6	$2,101.1
Net premiums written	602.4	1,325.8	1,928.2

Net premiums earned	557.3	1,326.2	1,883.5
Net loss and LAE:
Current year (excluding catastrophe losses)	299.1	921.9	1,221.0
Current year catastrophe losses	-	-	-
Prior years	(54.4)	(36.5)	(90.9)

Total net loss and LAE	244.7	885.4	1,130.1

Commissions, brokerage and other underwriting expenses	178.7	459.0	637.7

Underwriting profit (loss)(2)	$133.9	$(18.2)	$115.7

Loss ratio(3):
Current year (excluding catastrophe losses)	53.7%	69.5%	64.8%
Current year catastrophe losses	- %	- %	- %
Prior years	(9.8%)	(2.8%)	(4.8%)

Total net loss and LAE	43.9%	66.7%	60.0%
Expense ratio(4)	32.1%	34.6%	33.9%

Combined ratio(5)	76.0%	101.3%	93.9%

Six Months Ended June 30, 2016	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$773.1	$1,471.6	$2,244.7
Net premiums written	624.6	1,441.9	2,066.5

Net premiums earned	543.3	1,375.8	1,919.1
Net loss and LAE:
Current year (excluding catastrophe losses)	271.7	957.0	1,228.7
Current year catastrophe losses	94.1	1.7	95.8
Prior years	(68.5)	(80.5)	(149.0)

Total net loss and LAE	297.3	878.2	1,175.5

Commissions, brokerage and other underwriting expenses	170.2	465.9	636.1

Underwriting profit(2)	$75.8	$31.7	$107.5

Loss ratio(3):
Current year (excluding catastrophe losses)	50.0%	69.6%	64.0%
Current year catastrophe losses	17.3%	0.1%	5.0%
Prior years	(12.6%)	(5.9%)	(7.7%)

Total net loss and LAE	54.7%	63.8%	61.3%
Expense ratio(4)	31.3%	33.9%	33.1%

Combined ratio(5)	86.0%	97.7%	94.4%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table summarizes premiums for the reinsurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$369.1	$389.9	(5.3%)	$744.5	$773.1	(3.7%)
Net premiums written	317.2	315.1	0.7%	602.4	624.6	(3.6%)

Net premiums earned	270.5	290.2	(6.8%)	557.3	543.3	2.6%

Casualty & other
Premiums written:
Gross premiums written	$676.3	$712.4	(5.1%)	$1,356.6	$1,471.6	(7.8%)
Net premiums written	661.6	695.4	(4.9%)	1,325.8	1,441.9	(8.1%)

Net premiums earned	686.9	689.9	(0.4%)	1,326.2	1,375.8	(3.6%)

Total
Premiums written:
Gross premiums written	$1,045.4	$1,102.3	(5.2%)	$2,101.1	$2,244.7	(6.4%)
Net premiums written	978.8	1,010.5	(3.1%)	1,928.2	2,066.5	(6.7%)

Net premiums earned	957.4	980.1	(2.3%)	1,883.5	1,919.1	(1.9%)

Property. The decreases in gross premiums written in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect cancellations, non-renewals and reduced participations in certain international treaties, the impact of rate pressures and increased retentions by cedants and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $62.9 million and $61.4 million in the second quarter of 2017 and 2016, respectively, and $170.7 million and $171.8 million in the first six months of 2017 and 2016, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased 4.7 percent in the second quarter of 2017 from the second quarter of 2016, and 3.1 percent in the first six months of 2017 from the first six months of 2016.

The decrease in net premiums earned in the second quarter of 2017 from the second quarter of 2016 primarily reflects decreases in international premiums earned. The increase in net premiums earned in the first six months of 2017 from the first six months of 2016 primarily reflects increased premiums earned from the Quota Share Treaty, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 5.9 percent in the second quarter of 2017 from the second quarter of 2016, and increased 3.6 percent in the first six months of 2017 from the first six months of 2016.

Casualty & other. The decreases in gross premiums written in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect cancellations, non-renewals and reduced participations in certain international treaties, as well as the impact of rate pressures and increased retentions by cedants and the impact of changes in foreign currency exchange rates. The decrease in gross premiums written in the first six months of 2017 from the first six months of 2016 also reflects a decrease in casualty-related premiums related to the Quota Share Treaty. Gross premiums written related to the Quota Share Treaty were $121.0 million and $118.6 million in the second quarter of 2017 and 2016, respectively, and $203.4 million and $253.0 million in the first six months of 2017 and 2016, respectively. Premiums related to the Quota Share Treaty in the first six months of 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased 4.0 percent in the second quarter of 2017 from the second quarter of 2016, and 6.7 percent in the first six months of 2017 from the first six months of 2016.

The decreases in net premiums earned in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the decline in gross premiums in the first six months of 2017 and the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 0.8 percent in the second quarter of 2017 from the second quarter of 2016, and decreased 2.1 percent in the first six months of 2017 from the first six months of 2016.

Reinsurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the reinsurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
			($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$145.8	$142.5	2.3%	$299.1	$271.7	10.1%
Current year catastrophe losses	-	94.1	(100.0%)	-	94.1	(100.0%)
Prior years	(22.9)	(35.3)	(35.1%)	(54.4)	(68.5)	(20.6%)

Total net loss and LAE	$122.9	$201.3	(38.9%)	$244.7	$297.3	(17.7%)

Loss ratio:
Current year (excluding catastrophe losses)	53.9%	49.1%		53.7%	50.0%
Current year catastrophe losses	- %	32.4%		- %	17.3%
Prior years	(8.5%)	(12.2%)		(9.8%)	(12.6%)

Total net loss and LAE	45.4%	69.3%		43.9%	54.7%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$479.8	$489.1	(1.9%)	$921.9	$957.0	(3.7%)
Current year catastrophe losses	-	1.7	(100.0%)	-	1.7	(100.0%)
Prior years	(29.7)	(42.7)	(30.4%)	(36.5)	(80.5)	(54.7%)

Total net loss and LAE	$450.1	$448.1	0.4%	$885.4	$878.2	0.8%

Loss ratio:
Current year (excluding catastrophe losses)	69.9%	70.9%		69.5%	69.6%
Current year catastrophe losses	- %	0.2%		- %	0.1%
Prior years	(4.3%)	(6.2%)		(2.8%)	(5.9%)

Total net loss and LAE	65.6%	64.9%		66.7%	63.8%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$625.6	$631.6	(0.9%)	$1,221.0	$1,228.7	(0.6%)
Current year catastrophe losses	-	95.8	(100.0%)	-	95.8	(100.0%)
Prior years	(52.6)	(78.0)	(32.6%)	(90.9)	(149.0)	(39.0%)

Total net loss and LAE	$573.0	$649.4	(11.8%)	$1,130.1	$1,175.5	(3.9%)

Loss ratio:
Current year (excluding catastrophe losses)	65.4%	64.5%		64.8%	64.0%
Current year catastrophe losses	- %	9.8%		- %	5.0%
Prior years	(5.5%)	(8.0%)		(4.8%)	(7.7%)

Total net loss and LAE	59.9%	66.3%		60.0%	61.3%

Property. The decreases in net loss and LAE in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the lack of catastrophe losses, partially offset by decreases in favorable prior accident year loss reserve development. The catastrophe losses in the second quarter and first six months of 2016 relate to $72.2 million of wildfire losses in Alberta, Canada, $15.3 million of earthquake losses in Japan and $6.6 million of earthquake losses in Ecuador.

Net loss and LAE in the second quarter and first six months of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in millions)
Catastrophe events	$(4.0)	(1)	$(6.7)	(2)	$(4.4)	(1)	$(7.7)	(2)
Non-catastrophe	(18.9)	(3)	(28.6)	(4)	(50.0)	(3)	(60.8)	(4)

Total	$(22.9)		$(35.3)		$(54.4)		$(68.5)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 through 2016 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 and 2015 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2017.

Casualty & other. The increase in net loss and LAE in the second quarter of 2017 from the second quarter of 2016 primarily reflects less favorable prior accident year loss reserve development, partially offset by lower non-catastrophe losses in the current accident year. The increase in net loss and LAE in the first six months of 2017 from the first six months of 2016 primarily reflects less favorable prior accident year loss reserve development, partially offset by the impact of lower net premiums earned.

Net loss and LAE in the second quarter and first six months of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in millions)
Malpractice Treaties(1)	$(2.0)		$(2.0)		$(2.0)		$(8.9)
Ogden rate impact(2)	-		-		24.4		-
Other	(27.7)	(3)	(40.7)	(4)	(58.9)	(3)	(71.6)	(5)

Total	$(29.7)		$(42.7)		$(36.5)		$(80.5)

(1)	Represents certain medical malpractice treaties, or the “Malpractice Treaties,” pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(2)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from +2.50 percent to (0.75) percent.
(3)	Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability business related to the 2005 through 2014 accident years, partially offset by net adverse development in shorter-tailed casualty lines in the 2015 accident year in the U.S. and the U.K.
(4)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2009, 2013 and 2015 accident years.
(5)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2009 and 2015 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2017.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$87.9	$92.2	(4.7%)	$178.7	$170.2	5.0%

Expense ratio	32.5%	31.8%		32.1%	31.3%

Casualty & other
Commissions, brokerage and other underwriting expenses	$234.3	$226.5	3.4%	$459.0	$465.9	(1.5%)

Expense ratio	34.1%	32.8%		34.6%	33.9%

Total
Commissions, brokerage and other underwriting expenses	$322.2	$318.7	1.1%	$637.7	$636.1	0.3%

Expense ratio	33.6%	32.5%		33.9%	33.1%

Property. The decrease in commissions, brokerage and other underwriting expenses in the second quarter of 2017 from the second quarter of 2016 primarily reflects the impact of lower net premiums earned, partially offset by an increase in commission rates on certain international treaties. The increase in commissions, brokerage and other underwriting expenses in the first six months of 2017 from the first six months of 2016 primarily reflects the impact of higher net premiums earned and an increase in commission rates.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the second quarter of 2017 from the second quarter of 2016 primarily reflects an increase in commission rates on certain international treaties. The decrease in commissions, brokerage and other underwriting expenses in the first six months of 2017 from the first six months of 2016 primarily reflects the impact of lower net premiums earned and a decrease in profit commissions related to the Malpractice Treaties, partially offset by an increase in commission rates on certain international treaties.

Reinsurance Segment: Underwriting profit. The following table summarizes underwriting profit for the reinsurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Underwriting profit (loss)	$59.7	$(3.3)	(1,909.1%)	$133.9	$75.8	76.6%

Combined ratio	77.9%	101.1%		76.0%	86.0%

Casualty & other
Underwriting profit (loss)	$2.5	$15.3	(83.7%)	$(18.2)	$31.7	(157.4%)

Combined ratio	99.7%	97.7%		101.3%	97.7%

Total
Underwriting profit	$62.2	$12.0	418.3%	$115.7	$107.5	7.6%

Combined ratio	93.5%	98.8%		93.9%	94.4%

Property. The underwriting profit in the second quarter of 2017 compared with the underwriting loss in the second quarter of 2016, and the increase in underwriting profit in the first six months of 2017 from the first six months of 2016, primarily reflect the lack of catastrophe losses in the second quarter and first six months of 2017 compared with significant catastrophe losses in the corresponding 2016 periods, partially offset by decreases in favorable prior accident year loss reserve development, all as discussed above.

Casualty & other. The decrease in underwriting profit in the second quarter of 2017 from the second quarter of 2016, and the underwriting loss in the first six months of 2017 compared with an underwriting profit in the first six months of 2016, primarily reflect less favorable prior accident year loss reserve development, as discussed above.

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

The underwriting results of the insurance segment are presented below.

Three Months Ended June 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$295.1	$73.3	$41.9	$410.3
Net premiums written	204.6	68.4	41.3	314.3

Net premiums earned	178.5	64.1	43.9	286.5
Net loss and LAE:
Current year (excluding catastrophe losses)	94.5	34.0	33.0	161.5
Current year catastrophe losses	9.6	1.8	-	11.4
Prior years	(10.3)	(0.2)	(0.5)	(11.0)

Total net loss and LAE	93.8	35.6	32.5	161.9
Commissions, brokerage and other underwriting expenses	53.0	27.2	11.3	91.5

Underwriting profit(1)	$31.7	$1.3	$0.1	$33.1

Loss ratio(2):
Current year (excluding catastrophe losses)	52.9%	53.0%	75.2%	56.3%
Current year catastrophe losses	5.4%	2.8%	- %	4.0%
Prior years	(5.8%)	(0.3%)	(1.1%)	(3.8%)

Total net loss and LAE	52.5%	55.5%	74.1%	56.5%
Expense ratio(3)	29.7%	42.5%	25.7%	31.9%

Combined ratio(4)	82.2%	98.0%	99.8%	88.4%

Three Months Ended June 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$307.7	$70.0	$34.0	$411.7
Net premiums written	224.5	65.7	33.6	323.8

Net premiums earned	188.3	58.6	34.5	281.4
Net loss and LAE:
Current year (excluding catastrophe losses)	93.2	29.8	25.9	148.9
Current year catastrophe losses	27.1	1.9	-	29.0
Prior years	(11.2)	(0.8)	-	(12.0)

Total net loss and LAE	109.1	30.9	25.9	165.9

Commissions, brokerage and other underwriting expenses	54.7	25.9	9.6	90.2

Underwriting profit (loss)(1)	$24.5	$1.8	$(1.0)	$25.3

Loss ratio(2):
Current year (excluding catastrophe losses)	49.4%	50.9%	75.2%	52.9%
Current year catastrophe losses	14.4%	3.2%	- %	10.3%
Prior years	(5.9%)	(1.4%)	- %	(4.3%)

Total net loss and LAE	57.9%	52.7%	75.2%	58.9%

Expense ratio(3)	29.1%	44.2%	27.8%	32.1%

Combined ratio(4)	87.0%	96.9%	103.0%	91.0%

Six Months Ended June 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$559.6	$138.8	$82.6	$781.0
Net premiums written	387.2	129.4	81.4	598.0

Net premiums earned	361.2	126.2	82.2	569.6
Net loss and LAE:
Current year (excluding catastrophe losses)	179.9	67.3	62.0	309.2
Current year catastrophe losses	13.2	2.2	-	15.4
Prior years	(18.7)	(0.8)	(1.0)	(20.5)

Total net loss and LAE	174.4	68.7	61.0	304.1
Commissions, brokerage and other underwriting expenses	107.9	54.9	21.7	184.5

Underwriting profit (loss)(1)	$78.9	$2.6	$(0.5)	$81.0

Loss ratio(2):
Current year (excluding catastrophe losses)	49.8%	53.3%	75.4%	54.3%
Current year catastrophe losses	3.7%	1.7%	- %	2.7%
Prior years	(5.2%)	(0.6%)	(1.2%)	(3.6%)

Total net loss and LAE	48.3%	54.4%	74.2%	53.4%

Expense ratio(3)	29.9%	43.5%	26.4%	32.4%

Combined ratio(4)	78.2%	97.9%	100.6%	85.8%

Six Months Ended June 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$564.6	$132.9	$68.1	$765.6
Net premiums written	398.1	124.5	67.4	590.0

Net premiums earned	380.6	114.2	69.2	564.0
Net loss and LAE:
Current year (excluding catastrophe losses)	189.3	57.4	52.4	299.1
Current year catastrophe losses	28.9	2.8	-	31.7
Prior years	(24.0)	(2.3)	-	(26.3)

Total net loss and LAE	194.2	57.9	52.4	304.5
Commissions, brokerage and other underwriting expenses	107.9	52.4	19.3	179.6

Underwriting profit (loss)(1)	$78.5	$3.9	$(2.5)	$79.9

Loss ratio(2):
Current year (excluding catastrophe losses)	49.7%	50.2%	75.7%	53.1%
Current year catastrophe losses	7.6%	2.5%	- %	5.6%
Prior years	(6.3%)	(2.0%)	- %	(4.7%)

Total net loss and LAE	51.0%	50.7%	75.7%	54.0%
Expense ratio(3)	28.4%	45.8%	27.9%	31.8%

Combined ratio(4)	79.4%	96.5%	103.6%	85.8%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table summarizes premiums for the insurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$295.1	$307.7	(4.1%)	$559.6	$564.6	(0.9%)
Net premiums written	204.6	224.5	(8.9%)	387.2	398.1	(2.7%)

Net premiums earned	178.5	188.3	(5.2%)	361.2	380.6	(5.1%)

CapSpecialty
Premiums written:
Gross premiums written	$73.3	$70.0	4.7%	$138.8	$132.9	4.4%
Net premiums written	68.4	65.7	4.1%	129.4	124.5	3.9%

Net premiums earned	64.1	58.6	9.4%	126.2	114.2	10.5%

PacificComp
Premiums written:
Gross premiums written	$41.9	$34.0	23.2%	$82.6	$68.1	21.3%
Net premiums written	41.3	33.6	22.9%	81.4	67.4	20.8%

Net premiums earned	43.9	34.5	27.2%	82.2	69.2	18.8%

Total
Premiums written:
Gross premiums written	$410.3	$411.7	(0.3%)	$781.0	$765.6	2.0%
Net premiums written	314.3	323.8	(2.9%)	598.0	590.0	1.4%

Net premiums earned	286.5	281.4	1.8%	569.6	564.0	1.0%

RSUI. The decreases in gross premiums written in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect declines in the property lines of business and, to a lesser extent, declines in certain of RSUI’s casualty lines of business, all due to an increase in competition and a reduction in pricing, partially offset by growth in the general liability and umbrella/excess lines of business.

The decreases in net premiums earned in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect a decrease in gross premiums written in the second quarter of 2017, the fourth quarter of 2016 and the third quarter of 2016, partially offset by a modest increase in gross premiums written in the first quarter of 2017.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect growth in the property and casualty brokerage unit, as well as the professional liability and miscellaneous medical lines of business, partially offset by declines in the environmental and construction liability lines of business.

The increases in net premiums earned in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect an increase in gross premiums written in recent quarters.

PacificComp. The increases in gross premiums written and net premiums earned in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in targeted segments of the workers’ compensation market in the State of California.

Insurance Segment: Net loss and LAE. The following table summarizes net loss and LAE for the insurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$94.5	$93.2	1.4%	$179.9	$189.3	(5.0%)
Current year catastrophe losses	9.6	27.1	(64.6%)	13.2	28.9	(54.3%)
Prior years	(10.3)	(11.2)	(8.0%)	(18.7)	(24.0)	(22.1%)

Total net loss and LAE	$93.8	$109.1	(14.0%)	$174.4	$194.2	(10.2%)

Loss ratio:
Current year (excluding catastrophe losses)	52.9%	49.4%		49.8%	49.7%
Current year catastrophe losses	5.4%	14.4%		3.7%	7.6%
Prior years	(5.8%)	(5.9%)		(5.2%)	(6.3%)

Total net loss and LAE	52.5%	57.9%		48.3%	51.0%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$34.0	$29.8	14.1%	$67.3	$57.4	17.2%
Current year catastrophe losses	1.8	1.9	(5.3%)	2.2	2.8	(21.4%)
Prior years	(0.2)	(0.8)	(75.0%)	(0.8)	(2.3)	(65.2%)

Total net loss and LAE	$35.6	$30.9	15.2%	$68.7	$57.9	18.7%

Loss ratio:
Current year (excluding catastrophe losses)	53.0%	50.9%		53.3%	50.2%
Current year catastrophe losses	2.8%	3.2%		1.7%	2.5%
Prior years	(0.3%)	(1.4%)		(0.6%)	(2.0%)

Total net loss and LAE	55.5%	52.7%		54.4%	50.7%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$33.0	$25.9	27.4%	$62.0	$52.4	18.3%
Current year catastrophe losses	-	-	–	-	-	–
Prior years	(0.5)	-	–	(1.0)	-	–

Total net loss and LAE	$32.5	$25.9	25.5%	$61.0	$52.4	16.4%

Loss ratio:
Current year (excluding catastrophe losses)	75.2%	75.2%		75.4%	75.7%
Current year catastrophe losses	- %	- %		- %	- %
Prior years	(1.1%)	- %		(1.2%)	- %

Total net loss and LAE	74.1%	75.2%		74.2%	75.7%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$161.5	$148.9	8.5%	$309.2	$299.1	3.4%
Current year catastrophe losses	11.4	29.0	(60.7%)	15.4	31.7	(51.4%)
Prior years	(11.0)	(12.0)	(8.3%)	(20.5)	(26.3)	(22.1%)

Total net loss and LAE	$161.9	$165.9	(2.4%)	$304.1	$304.5	(0.1%)

Loss ratio:
Current year (excluding catastrophe losses)	56.3%	52.9%		54.3%	53.1%
Current year catastrophe losses	4.0%	10.3%		2.7%	5.6%
Prior years	(3.8%)	(4.3%)		(3.6%)	(4.7%)

Total net loss and LAE	56.5%	58.9%		53.4%	54.0%

RSUI. The decreases in net loss and LAE in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the impact of lower net premiums earned and lower catastrophe losses, partially offset by less favorable prior accident year loss reserve development.

Catastrophe losses in the second quarter and first six months of 2017 primarily reflect losses from flooding in the State of California and severe weather primarily in the Southeastern and Midwestern U.S. Catastrophe losses in the second quarter and first six months of 2016 primarily reflect $22.1 million of losses from flooding and severe weather primarily in the State of Texas in April and May and, to a lesser extent, $5.0 million of losses from wildfires in Alberta, Canada in May.

Net loss and LAE in the second quarter and first six months of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in millions)
Casualty	$(9.5)	(1)	$(10.4	)(2)	$(21.6	)(1)	$(20.2	)(2)
Property and other	(0.8)		(0.8	)(3)	2.9	(4)	(3.8	)(3)

Total	$(10.3)		$(11.2)		$(18.7)		$(24.0)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess line of business related to the 2005 through 2011 accident years.
(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development in the non-catastrophe property lines of business in recent accident years.
(4)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2017.

CapSpecialty. The increases in net loss and LAE in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned, higher property losses and less favorable prior accident year loss reserve development.

Net loss and LAE in the second quarter and first six months of 2017 include favorable prior accident year loss reserve development primarily in the casualty lines of business principally related to the 2010 and 2015 accident years. The favorable prior accident year loss reserve development in the first six months of 2017 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the second quarter of 2016 includes favorable prior accident year loss reserve development primarily related to the surety lines of business from the 2015 accident year. Net loss and LAE in the first six months of 2016 includes favorable prior accident year loss reserve development primarily related to CapSpecialty’s legacy asbestos-related illness and environmental impairment liabilities and the surety lines of business.

PacificComp. The increases in net loss and LAE in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in the corresponding 2017 periods.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2017 relates primarily to the 2013 and prior accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table summarizes commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)

RSUI
Commissions, brokerage and other underwriting expenses	$ 53.0	$ 54.7	(3.1%)	$ 107.9	$ 107.9	- %

Expense ratio	29.7%	29.1%		29.9%	28.4%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$ 27.2	$ 25.9	5.0%	$ 54.9	$ 52.4	4.8%

Expense ratio	42.5%	44.2%		43.5%	45.8%

PacificComp
Commissions, brokerage and other underwriting expenses	$ 11.3	$ 9.6	17.7%	$ 21.7	$ 19.3	12.4%

Expense ratio	25.7%	27.8%		26.4%	27.9%

Total
Commissions, brokerage and other underwriting expenses	$ 91.5	$ 90.2	1.4%	$ 184.5	$ 179.6	2.7%

Expense ratio	31.9%	32.1%		32.4%	31.8%

RSUI. The decrease in commissions, brokerage and other underwriting expenses in the second quarter of 2017 from the second quarter of 2016 primarily reflects the impact of lower net premiums earned, partially offset by slightly higher employee-related compensation costs.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses.

Insurance Segment: Underwriting profit. The following table summarizes underwriting profit for the insurance segment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)

RSUI
Underwriting profit	$ 31.7	$ 24.5	29.4%	$ 78.9	$ 78.5	0.5%

Combined ratio	82.2%	87.0%		78.2%	79.4%

CapSpecialty
Underwriting profit	$ 1.3	$ 1.8	(27.8%)	$ 2.6	$ 3.9	(33.3%)

Combined ratio	98.0%	96.9%		97.9%	96.5%

PacificComp
Underwriting profit (loss)	$ 0.1	$ (1.0)	(110.0%)	$ (0.5)	$ (2.5)	(80.0%)

Combined ratio	99.8%	103.0%		100.6%	103.6%

Total
Underwriting profit	$ 33.1	$ 25.3	30.8%	$ 81.0	$ 79.9	1.4%

Combined ratio	88.4%	91.0%		85.8%	85.8%

RSUI. The increase in underwriting profit in the second quarter of 2017 from the second quarter of 2016 primarily reflects lower catastrophe losses, partially offset by the impact of lower net premiums earned and less favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The decreases in underwriting profit in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect less favorable prior accident year loss reserve development, as discussed above.

PacificComp. The underwriting profit in the second quarter of 2017 compared with the underwriting loss in the second quarter of 2016, and a decrease in underwriting losses in the first six months of 2017 from the first six months of 2016, primarily reflect favorable prior accident year loss reserve development and the beneficial impact of growing net premiums earned, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table summarizes the investment results for our reinsurance and insurance segments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Net investment income	$98.0	$105.1	(6.8%)	$210.3	$207.8	1.2%
Net realized capital gains	9.2	41.0	(77.6%)	69.4	80.4	(13.7%)
Other than temporary impairment losses	(3.8)	(5.7)	(33.3%)	(7.0)	(26.5)	(73.6%)

Net Investment Income. The decrease in net investment income in the second quarter of 2017 from the second quarter of 2016 primarily relates to a $12.6 million charge on our equity investment in Ares, partially offset by higher income from partnerships and higher bond interest income mentioned above. The increase in net investment income in the first six months of 2017 from the first six months of 2016 primarily relates to higher income from partnerships and higher bond interest income, partially offset by the $12.6 million charge on our equity investment in Ares. The charge on our equity investment in Ares reflected our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity. Ares expects to receive future management fees derived from the assets under management of the acquired entity.

Net Realized Capital Gains. The decreases in net realized capital gains in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect lower gains for the equity and bond portfolios.

Other Than Temporary Impairment Losses. OTTI losses in the first six months of 2017 reflect $7.0 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $7.0 million of OTTI losses, $6.8 million related to equity securities, primarily in the retail sector, and $0.2 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $7.0 million of OTTI losses, $3.8 million was incurred in the second quarter of 2017.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of June 30, 2017.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares and, beginning April 28, 2017, W&W|AFCO Steel; (ii) oil and gas operations conducted through SORC; and (iii) corporate operations and investments at the Alleghany Capital level.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel, a structural steel fabricator and erector headquartered in Oklahoma City, Oklahoma, for $164.5 million, including $163.9 million in cash paid on May 1, 2017 and $0.6 million of estimated purchase price adjustments.

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

The results of Alleghany Capital for the second quarter and first six months of 2017 and 2016 are presented below.

	Three Months Ended June 30,
	2017				2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.1	$-	$0.1	$0.2	$0.1	$-	$(0.1)	$-
Net realized capital gains	0.2	-	-	0.2	(0.2)	-	13.2	13.0
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	192.9	2.5	-	195.4	159.3	2.5	-	161.8
Other operating expenses	181.9	9.1	7.6	198.6	152.7	8.9	3.3	164.9
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	5.0	-	-	5.0	6.1	-	-	6.1
Interest expense	1.0	-	-	1.0	0.3	-	-	0.3

Earnings (losses) before income taxes	$5.3	$(6.6)	$(7.5)	$(8.8)	$0.1	$(6.4)	$9.8	$3.5

Adjusted EBITDA(1)	$13.5	$(3.6)	$(7.5)	$2.4	$8.5	$(2.8)	$(3.4)	$2.3
Less: depreciation expense	(2.4)	(3.0)	-	(5.4)	(1.8)	(3.6)	-	(5.4)
Less: amortization of intangible assets	(5.0)	-	-	(5.0)	(6.1)	-	-	(6.1)
Less: interest expense	(1.0)	-	-	(1.0)	(0.3)	-	-	(0.3)
Add: net realized capital gains	0.2	-	-	0.2	(0.2)	-	13.2	13.0

Earnings (losses) before income taxes	$5.3	$(6.6)	$(7.5)	$(8.8)	$0.1	$(6.4)	$9.8	$3.5

	Six Months Ended June 30,
	2017				2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.2	$-	$0.3	$0.5	$0.2	$-	$(0.2)	$-
Net realized capital gains	0.1	-	-	0.1	(0.3)	-	13.2	12.9
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	337.6	5.0	-	342.6	294.3	4.4	-	298.7
Other operating expenses	319.8	18.1	11.2	349.1	281.7	18.3	4.4	304.4
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	9.3	-	-	9.3	10.2	-	-	10.2
Interest expense	1.8	-	-	1.8	0.6	-	-	0.6

Earnings (losses) before income taxes	$7.0	$(13.1)	$(10.9)	$(17.0)	$1.7	$(13.9)	$8.6	$(3.6)

Adjusted EBITDA(1)	$22.5	$(7.3)	$(10.9)	$4.3	$15.9	$(6.7)	$(4.6)	$4.6
Less: depreciation expense	(4.5)	(5.8)	-	(10.3)	(3.1)	(7.2)	-	(10.3)
Less: amortization of intangible assets	(9.3)	-	-	(9.3)	(10.2)	-	-	(10.2)
Less: interest expense	(1.8)	-	-	(1.8)	(0.6)	-	-	(0.6)
Add: net realized capital gains	0.1	-	-	0.1	(0.3)	-	13.2	12.9

Earnings (losses) before income taxes	$7.0	$(13.1)	$(10.9)	$(17.0)	$1.7	$(13.9)	$8.6	$(3.6)

(1)	Adjusted EBITDA is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted EBITDA represents other revenue less certain other expenses and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment losses; and (vi) income taxes.

The following table summarizes the changes in Alleghany Capital’s equity for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$447.4	$145.6	$(8.1)	$584.9	$453.4	$149.2	$(12.1)	$590.5
Earnings (losses) before income taxes	5.3	(6.6)	(7.5)	(8.8)	7.0	(13.1)	(10.9)	(17.0)
Income taxes(1)	(0.3)	2.3	1.0	3.0	(0.2)	4.6	1.6	6.0
Net earnings attributable to noncontrolling interest	(0.9)	-	-	(0.9)	(1.0)	-	-	(1.0)
Capital contributions (returns of capital) and other(2)	156.0	4.7	9.4	170.1	148.3	5.3	16.2	169.8

Equity, end of period	$607.5	$146.0	$(5.2)	$748.3	$607.5	$146.0	$(5.2)	$748.3

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital level.
(2)	Primarily reflects the acquisition of W&W|AFCO Steel.

Net realized capital gains. Net realized capital gains in the second quarter and first six months of 2016 primarily reflect a gain of $13.2 million recognized by Alleghany Capital on April 15, 2016 in connection with the acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value, or the “Jazwares Remeasurement Gain.”

Other revenue and Other operating expenses. The increases in other revenue and other operating expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect the acquisition of W&W|AFCO Steel and the inclusion of Jazwares in our consolidated results. The increases in other operating expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods also reflect an increase in long-term incentive compensation, and finders fees, legal and accounting costs and other transaction-related expenses at the Alleghany Capital level.

Amortization of intangible assets. The decreases in amortization expenses in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect decreases in amortization expense at IPS, as certain of IPS’s intangible assets were fully amortized as of December 31, 2016, partially offset by the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel and Jazwares.

Interest expense. The increases in interest expense in the second quarter and first six months of 2017 from the corresponding 2016 periods reflect new or increased borrowings at Bourn & Koch and Jazwares.

Earnings (losses) before income taxes. The losses before income taxes in the second quarter of 2017 compared with earnings before income taxes in the second quarter of 2016, and the increase in losses before income taxes in the first six months of 2017 from the first six months of 2016, primarily reflect the $13.2 million Jazwares Remeasurement Gain in the 2016 periods, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table summarizes the results for corporate activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	3.5	1.8	6.4	3.9
Net realized capital gains	(0.1)	-	(0.6)	(3.4)
Other than temporary impairment losses	-	-	-	-
Other revenue	4.1	0.3	5.7	0.6

Total revenues	7.5	2.1	11.5	1.1

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	0.7	0.6	2.1	1.2
Corporate administration	13.6	13.0	29.7	22.6
Amortization of intangible assets	-	-	-	-
Interest expense	13.2	13.3	26.5	26.3

(Losses) earnings before income taxes	$(20.0)	$(24.8)	$(46.8)	$(49.0)

Net investment income. The increases in net investment income in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect higher income from new investments in other invested assets resulting from the purchase of certain non-marketable equity investments at the Alleghany parent company.

Net realized capital gains. The decrease in net realized capital losses in the first six months of 2017 from the first six months of 2016 reflects modest net losses from the sale of equity securities in the first six months of 2017 compared with the sale at a loss of equity securities in the health care sector in the first six months of 2016.

Other revenue. The increases in other revenue in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect an increase in real estate sales activity at Alleghany Properties.

Corporate administration. The increase in corporate administration expense in the second quarter of 2017 from the second quarter of 2016 primarily reflects the beneficial impact of a reduction of a certain liability as of June 30, 2016 related to a one-time reversal of a contingent liability in connection with the sale of a subsidiary in prior years. The increase in corporate administration expense in the first six months of 2017 from the first six months of 2016 primarily reflects higher long-term incentive compensation expense accruals due mainly to the impact of a rise in the price per share of our common stock and the beneficial impact of the contingent liability reversal.

Losses before income taxes. The decreases in losses before income taxes in the second quarter and first six months of 2017 from the corresponding 2016 periods primarily reflect higher other revenue and net investment income, partially offset by higher corporate administration expenses. The decrease in losses before income taxes in the first six months of 2017 from the first six months of 2016 also reflects lower realized capital losses, as explained above.

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

	As of June 30, 2017			As of December 31, 2016
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$922.4	$(80.2)	$842.2	$952.7	$(106.7)	$846.0
Casualty & other(1)	7,381.9	(228.4)	7,153.5	7,324.4	(226.0)	7,098.4

	8,304.3	(308.6)	7,995.7	8,277.1	(332.7)	7,944.4

Insurance Segment
Property	301.1	(149.6)	151.5	362.2	(186.8)	175.4
Casualty(2)	2,083.6	(683.3)	1,400.3	2,083.1	(696.0)	1,387.1
Workers’ Compensation	262.8	(1.8)	261.0	241.2	(1.8)	239.4
All other(3)	179.8	(80.5)	99.3	192.1	(87.4)	104.7

	2,827.3	(915.2)	1,912.1	2,878.6	(972.0)	1,906.6

Eliminations	(71.4)	71.4	-	(68.5)	68.5	-

Total	$11,060.2	$(1,152.4)	$9,907.8	$11,087.2	$(1,236.2)	$9,851.0

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June 30, 2017 and December 31, 2016. Gross loss and LAE reserves as of June 30, 2017 decreased slightly from December 31, 2016, primarily reflecting a decrease at our insurance segment due to favorable prior accident year loss reserve development and the impact of lower net premiums earned at RSUI, partially offset by the impact of higher net premiums earned at PacificComp and CapSpecialty, all as discussed above.

Net loss and LAE reserves as of June 30, 2017 increased slightly from December 31, 2016, primarily reflecting an increase at our reinsurance segment due to a decrease in ceded loss reserves and the impact of foreign currency exchange rates, partially offset by favorable prior accident year loss reserve development.

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

As of June 30, 2017, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,193.3 million, consisting of $1,152.4 million of ceded outstanding loss and LAE and $40.9 million of recoverables on paid losses. See Part I, Item 1,

“Business—Reinsurance Protection” of the 2016 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2017:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$150.1	12.6%
PartnerRe Ltd	A (Excellent)	111.1	9.3%
Syndicates at Lloyd’s of London	A (Excellent)	97.4	8.2%
W.R. Berkley Corporation	A+ (Superior)	89.7	7.5%
RenaissanceRe Holdings Ltd	A+ (Superior)	86.7	7.3%
Chubb Corporation	A++ (Superior)	84.2	7.1%
Allied World Assurance Company Holdings, AG(3)	A (Excellent)	61.7	5.2%
Hannover Ruck SE	A+ (Superior)	53.4	4.4%
Liberty Mutual	A (Excellent)	46.3	3.9%
Fairfax Financial Holdings Ltd(3)	A (Excellent)	41.2	3.5%
All other reinsurers		371.5	31.0%

Total reinsurance recoverables(4)		$1,193.3	100.0%

Secured reinsurance recoverables(5)		$150.9	12.6%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In December 2016, Fairfax Financial Holdings Ltd announced its agreement to acquire Allied World Assurance Company Holdings, AG. The acquisition closed in July 2017.
(4)	Approximately 93 percent of our reinsurance recoverables balance as of June 30, 2017 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.
(5)	Represents reinsurance recoverables secured by funds held, trust agreements and letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2017.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2017, we held total marketable securities and cash of $1,104.8 million, compared with $1,047.4 million as of December 31, 2016. The increase in the six months ended June 30, 2017 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by contributions to Alleghany Capital to fund the acquisition of approximately 80 percent of the equity in W&W|AFCO Steel and the purchase of certain non-marketable equity investments at the Alleghany parent company. The $1,104.8 million is comprised of $564.9 million at the Alleghany parent company, $504.8 million at AIHL and $35.1 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2017.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.4 billion as of June 30, 2017, compared with approximately $7.9 billion as of December 31, 2016. The increase in stockholders’ equity in the first six months of 2017 primarily reflects net earnings and an increase in unrealized appreciation on our bond and equity portfolios. As of June 30, 2017, we had 15,419,347 shares of our common stock outstanding, compared with 15,410,164 shares of our common stock outstanding as of December 31, 2016.

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

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from July 31, 2017 through August 3, 2017.

The Credit Agreement replaced our previous four-year credit agreement, or the “Prior Credit Agreement,” which provided for an unsecured revolving credit facility in an aggregate principal amount of up to $200.0 million. The Prior Credit Agreement was terminated on July 31, 2017 in advance of its scheduled October 15, 2017 expiration date. There were no borrowings under the Prior Credit Agreement in the six months ended June 30, 2017 and there were no outstanding borrowings under the Prior Credit Agreement as of June 30, 2017.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In November 2015, our Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of June 30, 2017, we had $379.2 million remaining under our share repurchase authorization.

Pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable, we repurchased shares of our common stock in the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares repurchased	-	-	-	113,100
Cost of shares repurchased (in millions)	$ -	$ -	$ -	$53.3
Average price per share repurchased	$ -	$ -	$ -	$471.15

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, which we collectively refer to as the

“Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of June 30, 2017, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $226.5 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at our discretion. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets and we account for our investment using the equity method of accounting. As of June 30, 2017, AIHL’s carrying value in Ares was $210.5 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of June 30, 2017, the carrying value of our commercial mortgage loan portfolio was $636.5 million, representing the unpaid principal balance on the loans. As of June 30, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of June 30, 2017, we had holdings in energy sector businesses of $506.5 million, comprised of $313.0 million of debt securities, $47.5 million of equity securities and $146.0 million of Alleghany’s equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2017.

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

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through June 30, 2017, we have invested $274.6 million in SORC.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $103.7 million as of June 30, 2017. The $103.7 million includes $31.3 million of borrowings by Jazwares under its available credit facility, $26.5 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans, $18.9 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $17.4 million of term loans at Bourn & Koch related to borrowings to finance an acquisition, and $9.6 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2017 and December 31, 2016 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2017. As of June 30, 2017, the ratings of our debt securities portfolio were as follows:

	Ratings as of June 30, 2017
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,073.4	$-	$-	$-	$1,073.4
Municipal bonds	629.4	2,714.3	766.0	123.5	37.9	4,271.1
Foreign government obligations	553.5	323.8	200.3	21.1	-	1,098.7
U.S. corporate bonds	5.1	90.9	604.2	1,049.4	643.4	2,393.0
Foreign corporate bonds	188.1	134.9	538.0	285.2	120.0	1,266.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	19.1	972.3	0.1	10.7	8.1	1,010.3
Commercial mortgage-backed securities (“CMBS”)	180.0	303.7	77.1	10.3	1.5	572.6
Other asset-backed securities	783.3	230.1	312.0	352.5	6.2	1,684.1

Total debt securities	$2,358.5	$5,843.4	$2,497.7	$1,852.7	$817.1	$13,369.4

Percentage of debt securities	17.6%	43.7%	18.7%	13.9%	6.1%	100.0%

(1)	Consists of $216.8 million of securities rated BB / Ba, $290.0 million of securities rated B, $61.7 million of securities rated CCC, $5.5 million of securities rated CC, $4.0 million of securities rated below CC and $239.1 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2017, our debt securities portfolio had an effective duration of approximately 4.5 years, approximately the same duration as of December 31, 2016. As of June 30, 2017, approximately $3.6 billion, or 27.2 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.7 billion as of June 30, 2017 from approximately $18.1 billion as of December 31, 2016, primarily reflecting the impact of an increase in unrealized appreciation on our bond and equity portfolios, partially offset by the acquisition of approximately 80 percent of the equity in W&W|AFCO Steel.

Fair Value. The carrying value and estimated fair value of our consolidated financial instruments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)

Assets
Investments (excluding equity method investments and loans)(1)	$17,388.2	$17,388.2	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,487.5	$1,660.2	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes.

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

The estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2017 and December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2017
Equity securities:
Common stock	$3,307.1	$0.1	$1.9	$3,309.1
Preferred stock	-	-	2.2	2.2

Total equity securities	3,307.1	0.1	4.1	3,311.3

Debt securities:
U.S. Government obligations	-	1,073.4	-	1,073.4
Municipal bonds	-	4,271.1	-	4,271.1
Foreign government obligations	-	1,098.7	-	1,098.7
U.S. corporate bonds	-	2,178.0	215.0	2,393.0
Foreign corporate bonds	-	1,229.2	37.0	1,266.2
Mortgage and asset-backed securities:
RMBS(1)	-	1,004.8	5.5	1,010.3
CMBS	-	570.7	1.9	572.6
Other asset-backed securities(2)	-	523.2	1,160.9	1,684.1

Total debt securities	-	11,949.1	1,420.3	13,369.4
Short-term investments	-	700.8	-	700.8
Other invested assets(3)	-	-	6.7	6.7

Total investments (excluding equity method investments and loans)	$3,307.1	$12,650.0	$1,431.1	$17,388.2

Senior Notes and other debt	$-	$1,556.5	$103.7	$1,660.2

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,126.4 million and $903.8 million of collateralized loan obligations as of June 30, 2017 and December 31, 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2017, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$18.7	$-	$0.5	$-	$105.1	$163.2	$83.7	$49.5	$420.7	$15.5	$436.2
California	9.8	46.4	-	8.7	1.3	27.4	112.4	7.5	213.5	99.7	313.2
Texas	18.4	-	0.2	-	26.4	92.2	82.2	0.5	219.9	88.1	308.0
Massachusetts	28.7	25.0	-	-	29.6	40.5	46.1	0.2	170.1	124.0	294.1
Ohio	46.3	4.9	0.2	1.5	2.1	-	78.7	2.2	135.9	69.3	205.2
Washington	1.2	-	-	-	13.6	9.3	71.8	3.4	99.3	70.5	169.8
Colorado	26.1	13.9	-	13.5	8.6	34.7	6.9	2.3	106.0	23.9	129.9
North Carolina	11.4	26.2	1.8	0.3	-	0.5	6.8	15.9	62.9	60.2	123.1
District of Columbia	4.8	-	-	-	71.7	13.6	8.5	-	98.6	9.5	108.1
Pennsylvania	2.5	0.6	7.7	-	-	42.4	2.2	6.2	61.6	44.0	105.6
All other states	205.5	115.4	22.7	63.8	110.2	206.5	231.8	112.4	1,068.3	416.0	1,484.3

Total	$373.4	$232.4	$33.1	$87.8	$368.6	$630.3	$731.1	$200.1	$2,656.8	$1,020.7	3,677.5

Total advance refunded / escrowed maturity bonds											593.6

Total municipal bonds											$4,271.1

Recent Accounting Standards

Recently Adopted

In May 2015, the Financial Accounting Standards Board, or the “FASB,” issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) liabilities for IBNR by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age and accident year. In addition, the guidance also requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance was effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We adopted this guidance as of December 31, 2016 and the implementation did not have an impact on our results of operations and financial condition. See Note 5 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for the new disclosures.

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

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We will adopt this guidance in the first quarter of 2018. As of January 1, 2018, unrealized gains or losses of equity securities, net of deferred taxes, will be reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income. We do not currently believe that the implementation will have a material impact on our financial condition. See Note 3(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on our unrealized gains and losses of equity securities.

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

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an AFS basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which the fair value is less than the amortized cost. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2020 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of June 30, 2017 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2017 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$14,707.7	$14,448.3	$13,975.0	$13,369.4	$12,779.8	$12,218.3	$11,690.2
Estimated change in fair value	1,338.3	1,078.9	605.6	-	(589.6)	(1,151.1)	(1,679.2)

Liabilities:
Senior Notes and other debt, fair value	$2,140.1	$1,969.3	$1,801.8	$1,660.2	$1,539.2	$1,435.6	$1,345.4
Estimated change in fair value	479.9	309.1	141.6	-	(121.0)	(224.6)	(314.8)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below summarizes our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2017 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,311.3	20% Increase	$3,973.6	5.1%
	20% Decrease	$2,649.0	(5.1%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $337.5 million as of June 30, 2017.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made, and we have recently initiated a hedging program that is designed to reduce this risk for a portion of our exposure to certain currencies. As of June 30, 2017, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below summarizes our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2017 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 333.5(1)	20% Increase	$400.2	0.5%
	20% Decrease	$266.8	(0.5%)

(1)	Denotes a net asset position as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended June 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases for the quarter ended June 30, 2017:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 to April 30	-	$-	-	$379.2
May 1 to May 31	-	-	-	379.2
June 1 to June 30	-	-	-	379.2

Total	-	-	-

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Item 104 of Regulation S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: August 3, 2017	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Item 104 of Regulation S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Unaudited Consolidated Financial Statements.