Form 10-Q
period 2017-09-30
ALLEGHANY CORP /DE
filed 2017-11-02
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

INDICATE BY CHECK MARK WHETHER THE REGISRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

15,389,970 SHARES, PAR VALUE $1.00 PER SHARE, AS OF OCTOBER 26, 2017

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
	($ in thousands, except share amounts)

Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2017 – $3,174,837; 2016 – $2,816,572)	$3,821,601	$3,109,523
Debt securities (amortized cost: 2017 – $13,027,581; 2016 – $12,927,103)	13,212,395	12,983,213
Short-term investments	547,787	778,410

	17,581,783	16,871,146
Commercial mortgage loans	649,700	594,878
Other invested assets	739,339	645,245

Total investments	18,970,822	18,111,269

Cash	701,841	594,091
Accrued investment income	107,095	113,763
Premium balances receivable	877,780	743,692
Reinsurance recoverables	1,738,391	1,272,219
Ceded unearned premiums	208,391	201,023
Deferred acquisition costs	476,634	448,634
Property and equipment at cost, net of accumulated depreciation and amortization	130,524	112,920
Goodwill	333,748	284,974
Intangible assets, net of amortization	464,956	378,680
Current taxes receivable	83,634	25,950
Net deferred tax assets	266,267	354,852
Funds held under reinsurance agreements	685,824	591,602
Other assets	668,328	522,922

Total assets	$25,714,235	$23,756,591

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$12,456,375	$11,087,199
Unearned premiums	2,295,954	2,175,498
Senior Notes and other debt	1,486,375	1,476,489
Reinsurance payable	143,283	90,659
Other liabilities	1,027,746	912,081

Total liabilities	17,409,733	15,741,926

Redeemable noncontrolling interests	103,479	74,720

Common stock (shares authorized: 2017 and 2016 – 22,000,000; shares issued: 2017 and 2016 – 17,459,961)	17,460	17,460
Contributed capital	3,611,900	3,611,993
Accumulated other comprehensive income	438,403	109,284
Treasury stock, at cost (2017 – 2,056,203 shares; 2016 – 2,049,797 shares)	(817,618)	(812,840)
Retained earnings	4,950,878	5,014,048

Total stockholders’ equity attributable to Alleghany stockholders	8,201,023	7,939,945

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$25,714,235	$23,756,591

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2017	2016
	($ in thousands, except per share amounts)

Revenues
Net premiums earned	$1,239,721	$1,253,515
Net investment income	104,663	120,603
Net realized capital gains	32,921	27,221
Other than temporary impairment losses	(6,131)	(11,729)
Other revenue	296,309	225,006

Total revenues	1,667,483	1,614,616

Costs and Expenses
Net loss and loss adjustment expenses	1,491,848	718,556
Commissions, brokerage and other underwriting expenses	398,163	423,042
Other operating expenses	277,918	228,408
Corporate administration	(4,689)	10,745
Amortization of intangible assets	5,765	6,008
Interest expense	20,804	20,682

Total costs and expenses	2,189,809	1,407,441

(Losses) earnings before income taxes	(522,326)	207,175
Income taxes	(212,379)	48,328

Net (losses) earnings	(309,947)	158,847
Net earnings attributable to noncontrolling interest	4,210	3,016

Net (losses) earnings attributable to Alleghany stockholders	$(314,157)	$155,831

Net (losses) earnings	$(309,947)	$158,847
Other comprehensive (loss) income :
Change in unrealized gains (losses), net of deferred taxes of $52,766 and $25,123 for 2017 and 2016, respectively	97,994	46,657
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($9,377) and ($5,422) for 2017 and 2016, respectively	(17,414)	(10,070)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,967 and ($1,637) for 2017 and 2016, respectively	7,368	(3,041)
Retirement plans	98	95

Comprehensive (loss) income	(221,901)	192,488
Comprehensive income attributable to noncontrolling interest	4,210	3,016

Comprehensive (loss) income attributable to Alleghany stockholders	$(226,111)	$189,472

Basic (losses) earnings per share attributable to Alleghany stockholders	$(20.38)	$10.09
Diluted (losses) earnings per share attributable to Alleghany stockholders	(20.90)	10.09

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2017	2016
	($ in thousands, except per share amounts)

Revenues
Net premiums earned	$3,692,838	$3,736,596
Net investment income	321,857	332,326
Net realized capital gains	101,840	117,126
Other than temporary impairment losses	(13,095)	(38,216)
Other revenue	650,413	527,765

Total revenues	4,753,853	4,675,597

Costs and Expenses
Net loss and loss adjustment expenses	2,926,039	2,198,512
Commissions, brokerage and other underwriting expenses	1,220,415	1,238,712
Other operating expenses	678,226	575,527
Corporate administration	26,601	33,938
Amortization of intangible assets	14,140	14,490
Interest expense	62,728	61,384

Total costs and expenses	4,928,149	4,122,563

(Losses) earnings before income taxes	(174,296)	553,034
Income taxes	(116,368)	162,274

Net (losses) earnings	(57,928)	390,760
Net earnings attributable to noncontrolling interest	5,242	3,353

Net (losses) earnings attributable to Alleghany stockholders	$(63,170)	$387,407

Net (losses) earnings	$(57,928)	$390,760
Other comprehensive (loss) income :
Change in unrealized gains (losses), net of deferred taxes of $196,336 and $128,379 for 2017 and 2016, respectively	364,623	238,418
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($31,061) and ($22,999) for 2017 and 2016, respectively	(57,684)	(42,712)
Change in unrealized currency translation adjustment, net of deferred taxes of $12,050 and $10,318 for 2017 and 2016, respectively	22,379	19,162
Retirement plans	(199)	452

Comprehensive (loss) income	271,191	606,080
Comprehensive income attributable to noncontrolling interest	5,242	3,353

Comprehensive (loss) income attributable to Alleghany stockholders	$265,949	$602,727

Basic (losses) earnings per share attributable to Alleghany stockholders	$(4.10)	$25.09
Diluted (losses) earnings per share attributable to Alleghany stockholders	(4.10)	25.08

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
	($ in thousands)

Cash flows from operating activities
Net (losses) earnings	$(57,928)	$390,760
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	106,197	115,020
Net realized capital (gains) losses	(101,840)	(117,126)
Other than temporary impairment losses	13,095	38,216
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(413,548)	73,781
(Increase) decrease in premium balances receivable	(134,088)	(44,341)
(Increase) decrease in ceded unearned premiums	(7,368)	(17,588)
(Increase) decrease in deferred acquisition costs	(28,000)	(39,962)
(Increase) decrease in funds held under reinsurance agreements	(94,222)	(299,372)
Increase (decrease) in unearned premiums	120,456	164,078
Increase (decrease) in loss and loss adjustment expenses	1,369,176	258,861
Change in unrealized foreign exchange losses (gains)	(134,404)	78,615
Other, net	(211,479)	(27,283)

Net adjustments	483,975	182,899

Net cash provided by (used in) operating activities	426,047	573,659

Cash flows from investing activities
Purchases of debt securities	(4,181,182)	(4,665,980)
Purchases of equity securities	(3,218,941)	(1,163,687)
Sales of debt securities	2,836,272	3,953,367
Maturities and redemptions of debt securities	1,397,408	996,548
Sales of equity securities	2,970,760	1,197,612
Net (purchases) sales of short-term investments	174,501	(417,186)
Net (purchases) sales and maturities of commercial mortgage loans	(54,822)	(336,944)
(Purchases) sales of property and equipment	10,268	(18,982)
Purchases of affiliates and subsidiaries, net of cash acquired	(244,311)	(145,253)
Other, net	28,302	128,731

Net cash provided by (used in) investing activities	(281,745)	(471,774)

Cash flows from financing activities
Treasury stock acquisitions	(8,549)	(55,678)
Increase (decrease) in other debt	(27,202)	43,135
Other, net	(17,070)	(4,274)

Net cash provided by (used in) financing activities	(52,821)	(16,817)

Effect of exchange rate changes on cash	16,269	8,572

Net increase (decrease) in cash	107,750	93,640
Cash at beginning of period	594,091	475,267

Cash at end of period	$701,841	$568,907

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$58,133	$56,423
Income taxes paid (refund received)	29,320	51,969

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also sources, executes, manages and monitors certain private capital investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s investments are included in other activities for segment reporting purposes and include:

•	Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado;

•	Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois;

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS-Integrated Project Services, LLC (“IPS”), a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida;

•	WWSC Holdings, LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma, acquired on April 28, 2017; and

•	a 45 percent equity interest in Wilbert Funeral Services, Inc. (“Wilbert”), a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas, acquired on August 1, 2017. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

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

On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint Mutual Insurance Company (“CopperPoint”) for total cash consideration of approximately $150 million. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. The transaction, which is subject to customary regulatory review and approvals, is expected to close on December 31, 2017. Upon closing, Alleghany expects to record an estimated after-tax gain of approximately $25 million, which amount includes a tax benefit. As of September 30, 2017, PacificComp’s total assets were $440.6 million, consisting primarily of debt securities, and PacificComp’s total liabilities were $313.7 million, consisting primarily of loss and loss adjustment expenses (“LAE”) reserves.

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interests for all periods presented. During the first nine months of 2017, Bourn & Koch had approximately 11 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 21 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding and Jazwares had approximately 20 percent noncontrolling interests outstanding. W&W|AFCO Steel had approximately 20 percent noncontrolling interests outstanding from its April 28, 2017 acquisition date through September 30, 2017.

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

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach is required for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for further information on Alleghany’s leases.

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

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the fourth quarter of 2017, and will record a cumulative effect reduction directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income at that time. Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and better aligns hedge accounting with a company’s risk management activities. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,590.2	$17,590.2	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,486.4	$1,655.5	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2017
Equity securities:
Common stock	$3,815.2	$0.5	$0.9	$3,816.6
Preferred stock	-	-	5.0	5.0

Total equity securities	3,815.2	0.5	5.9	3,821.6

Debt securities:
U.S. Government obligations	-	1,020.7	-	1,020.7
Municipal bonds	-	4,131.7	-	4,131.7
Foreign government obligations	-	1,136.2	4.7	1,140.9
U.S. corporate bonds	-	2,202.2	278.8	2,481.0
Foreign corporate bonds	-	1,254.3	39.9	1,294.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	948.8	5.4	954.2
Commercial mortgage-backed securities (“CMBS”)	-	505.5	11.4	516.9
Other asset-backed securities(2)	-	490.3	1,182.5	1,672.8

Total debt securities	-	11,689.7	1,522.7	13,212.4
Short-term investments	-	547.8	-	547.8
Other invested assets(3)	-	-	8.4	8.4

Total investments (excluding equity method investments and loans)	$3,815.2	$12,238.0	$1,537.0	$17,590.2

Senior Notes and other debt	$-	$1,553.0	$102.5	$1,655.5

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,146.2 million and $903.8 million of collateralized loan obligations as of September 30, 2017 and December 31, 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In the nine months ended September 30, 2017, Alleghany transferred $7.2 million of financial instruments out of Level 3 principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $7.2 million of transfers, $4.8 million related to U.S. corporate bonds and $2.4 million related to common stock. There were no transfers of financial instruments out of Level 3 in the third quarter of 2017.

In the three and nine months ended September 30, 2017, Alleghany transferred $0.8 million and $5.5 million, respectively, of financial instruments into Level 3 principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $5.5 million of transfers, $3.8 million related to U.S. corporate bonds, $1.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2017.

In the three and nine months ended September 30, 2016, Alleghany transferred $5.1 million and $5.4 million, respectively, of debt securities out of Level 3 principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $5.4 million of transfers, $5.1 million related to U.S. corporate bonds and $0.3 million related to other invested assets.

In the three and nine months ended September 30, 2016, Alleghany transfered $5.7 million and $8.4 million, respectively, of securities into Level 3 principally due to a decrease in observable inputs related to the valuation of such assets, and specifically, a decrease in broker quotes. Of the $8.4 million of transfers, $5.5 million related to U.S. corporate bonds, $1.9 million related to foreign corporate bonds and $1.0 million related to common stock. There were no other material transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2016.

The following tables present reconciliations of the changes during the nine months ended September 30, 2017 and 2016 in Level 3 assets measured at fair value:

	Equity Securities		Debt Securities
						Mortgage and asset-backed
Nine Months Ended September 30, 2017	Common Stock	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets (1)	Total
	($ in millions)
Balance as of January 1, 2017	$4.3	$-	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.2	(0.2)	-	(0.2)	-	0.2	-	3.9	10.8	14.7
Other comprehensive income	-	0.2	-	3.2	0.8	0.3	0.1	15.0	(8.9)	10.7
Purchases	-	5.6	4.7	220.4	38.6	-	9.6	746.7	-	1,025.6
Sales	(2.6)	(0.6)	-	(10.2)	(0.2)	-	(2.2)	(59.5)	(21.6)	(96.9)
Issuances	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	-	(6.3)	-	(1.0)	(0.4)	(427.4)	-	(435.1)
Transfers into Level 3	1.4	-	-	3.8	0.3	-	-	-	-	5.5
Transfers out of Level 3	(2.4)	-	-	(4.8)	-	-	-	-	-	(7.2)

Balance as of September 30, 2017	$0.9	$5.0	$4.7	$278.8	$39.9	$5.4	$11.4	$1,182.5	$8.4	$1,537.0

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2016	Common Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets (1)	Total
	($ in millions)
Balance as of January 1, 2016	$-	$49.8	$-	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	(0.5)	-	0.3	(0.1)	2.2	4.2	6.0
Other comprehensive income	1.8	1.4	-	(0.7)	0.8	25.1	(2.9)	25.5
Purchases	2.2	39.4	-	-	-	32.1	-	73.7
Sales	-	(14.5)	-	(7.0)	(8.2)	(70.7)	(4.2)	(104.6)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	(1.7)	-	(1.5)	(0.5)	(33.6)	-	(37.3)
Transfers into Level 3	1.0	5.5	1.9	-	-	-	-	8.4
Transfers out of Level 3	-	(5.1)	-	-	-	-	(0.3)	(5.4)

Balance as of September 30, 2016	$4.9	$74.3	$1.9	$6.0	$12.2	$908.1	$26.7	$1,034.1

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of September 30, 2017 and 2016.

Net unrealized losses related to Level 3 assets as of September 30, 2017 and December 31, 2016 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost or cost and the fair value of AFS securities as of September 30, 2017 and December 31, 2016:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of September 30, 2017
Equity securities:
Common stock	$3,170.0	$662.8	$(16.2)	$3,816.6
Preferred stock	4.8	0.2	-	5.0

Total equity securities	3,174.8	663.0	(16.2)	3,821.6

Debt securities:
U.S. Government obligations	1,033.1	1.6	(14.0)	1,020.7
Municipal bonds	4,039.6	106.9	(14.8)	4,131.7
Foreign government obligations	1,134.6	14.0	(7.7)	1,140.9
U.S. corporate bonds	2,425.6	63.6	(8.2)	2,481.0
Foreign corporate bonds	1,270.5	27.1	(3.4)	1,294.2
Mortgage and asset-backed securities:
RMBS	953.9	7.7	(7.4)	954.2
CMBS	509.2	10.0	(2.3)	516.9
Other asset-backed securities(1)	1,661.1	13.4	(1.7)	1,672.8

Total debt securities	13,027.6	244.3	(59.5)	13,212.4
Short-term investments	547.8	-	-	547.8

Total investments	$16,750.2	$907.3	$(75.7)	$17,581.8

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$2,816.6	$332.1	$(39.2)	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	2,816.6	332.1	(39.2)	3,109.5

Debt securities:
U.S. Government obligations	1,265.7	2.2	(24.6)	1,243.3
Municipal bonds	4,161.0	66.9	(42.1)	4,185.8
Foreign government obligations	1,030.9	20.2	(4.0)	1,047.1
U.S. corporate bonds	2,168.9	43.5	(19.3)	2,193.1
Foreign corporate bonds	1,068.3	27.3	(6.8)	1,088.8
Mortgage and asset-backed securities:
RMBS	1,005.9	7.0	(12.5)	1,000.4
CMBS	728.8	9.6	(3.6)	734.8
Other asset-backed securities(1)	1,497.6	4.0	(11.7)	1,489.9

Total debt securities	12,927.1	180.7	(124.6)	12,983.2
Short-term investments	778.4	-	-	778.4

Total investments	$16,522.1	$512.8	$(163.8)	$16,871.1

(1)	Includes $1,146.2 million and $903.8 million of collateralized loan obligations as of September 30, 2017 and December 31, 2016, respectively.

(b) Contractual Maturity

The amortized cost or cost and estimated fair value of debt securities by contractual maturity as of September 30, 2017 are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of September 30, 2017
Short-term investments due in one year or less	$547.8	$547.8

Mortgage and asset-backed securities(1)	3,124.2	3,143.9
Debt securities with maturity dates:
One year or less	385.2	386.1
Over one through five years	3,089.6	3,124.6
Over five through ten years	3,359.4	3,414.9
Over ten years	3,069.2	3,142.9

Total debt securities	13,027.6	13,212.4

Equity securities	3,174.8	3,821.6

Total	$16,750.2	$17,581.8

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Interest income	$104.6	$99.0	$306.3	$299.0
Dividend income	6.7	12.2	27.9	35.5
Investment expenses	(5.8)	(6.2)	(20.1)	(19.8)
Equity in results of Pillar Investments(1)	(9.4)	5.9	(2.9)	12.9
Equity in results of Ares(1)	6.9	4.6	(0.4)	5.1
Other investment results	1.7	5.1	11.1	(0.4)

Total	$104.7	$120.6	$321.9	$332.3

(1)	See Note 3(g) of this Form 10-Q for discussion of the Pillar Investments and the investment in Ares, each as defined therein.

As of September 30, 2017, non-income producing invested assets were immaterial.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $1.6 billion and $0.8 billion for the three months ended September 30, 2017 and 2016, respectively, and $5.8 billion and $5.2 billion for the nine months ended September 30, 2017 and 2016, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2017 primarily reflect sales of equity securities and certain exchange-traded funds. Realized capital gains in the first nine months of 2017 include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio. Realized capital gains and losses for the three and nine months ended September 30, 2016 primarily reflect sales of equity and debt securities. In addition, Alleghany Capital recognized a gain of $13.2 million on April 15, 2016 in connection with the acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value (the “Jazwares Remeasurement Gain”).

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Gross realized capital gains	$47.0	$32.7	$189.7	$217.7
Gross realized capital losses	(14.1)	(5.5)	(87.9)	(100.6)

Net realized capital gains	$32.9	$27.2	$101.8	$117.1

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

OTTI losses in the first nine months of 2017 reflect $13.1 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $13.1 million of OTTI losses, $11.8 million related to equity securities, primarily in the retail sector, and $1.3 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $13.1 million of OTTI losses, $6.1 million was incurred in the third quarter of 2017.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of September 30, 2017
Equity securities:
Common stock	$998.5	$16.2	$-	$-	$998.5	$16.2
Preferred stock	-	-	-	-	-	-

Total equity securities	998.5	16.2	-	-	998.5	16.2

Debt securities:
U.S. Government obligations	626.0	5.9	242.9	8.1	868.9	14.0
Municipal bonds	404.5	2.5	358.4	12.3	762.9	14.8
Foreign government obligations	408.2	4.9	76.0	2.8	484.2	7.7
U.S. corporate bonds	399.3	5.0	206.3	3.2	605.6	8.2
Foreign corporate bonds	236.6	1.6	117.3	1.8	353.9	3.4
Mortgage and asset-backed securities:
RMBS	429.7	4.7	132.8	2.7	562.5	7.4
CMBS	24.8	0.2	41.8	2.1	66.6	2.3
Other asset-backed securities	232.5	0.7	90.8	1.0	323.3	1.7

Total debt securities	2,761.6	25.5	1,266.3	34.0	4,027.9	59.5

Total temporarily impaired securities	$3,760.1	$41.7	$1,266.3	$34.0	$5,026.4	$75.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$619.4	$39.2	$-	$-	$619.4	$39.2
Preferred stock	-	-	-	-	-	-

Total equity securities	619.4	39.2	-	-	619.4	39.2

Debt securities:
U.S. Government obligations	975.0	24.6	-	-	975.0	24.6
Municipal bonds	1,464.5	39.7	41.6	2.4	1,506.1	42.1
Foreign government obligations	238.3	4.0	-	-	238.3	4.0
U.S. corporate bonds	727.9	18.1	52.6	1.2	780.5	19.3
Foreign corporate bonds	331.0	6.6	4.1	0.2	335.1	6.8
Mortgage and asset-backed securities:
RMBS	652.0	11.4	43.4	1.1	695.4	12.5
CMBS	148.9	1.4	117.7	2.2	266.6	3.6
Other asset-backed securities	334.7	1.6	550.4	10.1	885.1	11.7

Total debt securities	4,872.3	107.4	809.8	17.2	5,682.1	124.6

Total temporarily impaired securities	$5,491.7	$146.6	$809.8	$17.2	$6,301.5	$163.8

As of September 30, 2017, Alleghany held a total of 1,111 debt and equity securities that were in an unrealized loss position, of which 363, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related primarily to municipal bonds and U.S. Government obligations.

As of September 30, 2017, the vast majority of Alleghany’s debt securities were rated investment grade, with 7.3 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.1 percent as of December 31, 2016.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2017, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $216.7 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at Alleghany’s discretion. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets and accounts for its investment using the equity method of accounting. As of September 30, 2017, AIHL’s carrying value in Ares was $213.9 million, which is net of returns of capital received from Ares.

(h) Investments in Commercial Mortgage Loans

As of September 30, 2017, the carrying value of Alleghany’s commercial mortgage loan portfolio was $649.7 million, representing the unpaid principal balance on the loans. As of September 30, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	($ in millions)
Reserves as of January 1	$11,087.2	$10,799.2
Less: reinsurance recoverables(1)	1,236.2	1,169.3

Net reserves as of January 1	9,851.0	9,629.9

Other adjustments	(0.7)	3.2

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,099.0	2,460.2
Prior years	(173.0)	(261.7)

Total incurred loss and LAE, net of reinsurance	2,926.0	2,198.5

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	390.6	206.0
Prior years	1,743.2	1,702.7

Total paid loss and LAE, net of reinsurance	2,133.8	1,908.7

Foreign exchange effect	120.5	(22.6)

Net reserves as of September 30	10,763.0	9,900.3
Reinsurance recoverables as of September 30(1)	1,693.4	1,157.8

Reserves as of September 30	$12,456.4	$11,058.1

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves and reinsurance recoverables as of September 30, 2017 increased from December 31, 2016, primarily reflecting significant catastrophe losses. Catastrophe losses, net of reinsurance, in the third quarter and first nine months of 2017 included $264.6 million related to Hurricane Harvey in August 2017, $312.0 million related to Hurricane Irma in September 2017, and $170.3 million related to Hurricane Maria in September 2017.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(7.8)	(1)	$(1.2)	(2)	$(12.2)	(1)	$(9.0)	(2)
Non-catastrophe	(0.3)		(9.6)	(3)	(50.4)	(4)	(70.3)	(3)

Total property	(8.1)		(10.8)		(62.6)		(79.3)

Casualty & other:
Malpractice Treaties(5)	-		(2.0)		(2.0)		(10.8)
Ogden rate impact(6)	-		-		24.4		-
Other	(41.7)	(7)	(56.2)	(8)	(100.6)	(9)	(127.9)	(8)

Total casualty & other	(41.7)		(58.2)		(78.2)		(138.7)

Total Reinsurance Segment	(49.8)		(69.0)		(140.8)		(218.0)

Insurance Segment
RSUI:
Casualty	(6.9)	(10)	(11.9)	(11)	(28.5)	(10)	(32.1)	(11)
Property and other	(1.7)	(12)	(4.6)	(13)	1.2	(14)	(8.4)	(13)

Total RSUI	(8.6)		(16.5)		(27.3)		(40.5)

CapSpecialty:
Asbestos-related illness and environmental impairment liability	-		-		-		(2.0)
Other	(2.3)	(15)	(0.9)	(16)	(3.1)	(15)	(1.2)	(16)

Total CapSpecialty	(2.3)		(0.9)		(3.1)		(3.2)

PacificComp	(0.8)	(17)	-		(1.8)	(17)	-

Total incurred related to prior years	$(61.5)		$(86.4)		$(173.0)		$(261.7)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 through 2015 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 through 2016 accident years.
(5)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(6)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(7)	Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability lines of business related to older accident years and shorter-tailed casualty lines of business in the U.K. related to recent accident years.
(8)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily related to the 2005, 2006 and 2008 through 2015 accident years.
(9)	Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability lines of business related to the 2005 through 2014 accident years, partially offset by net unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business related to the 2015 accident year in the U.S. and the U.K.
(10)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(11)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(12)	Primarily reflects favorable unallocated LAE development.
(13)	Primarily reflects favorable prior accident year loss reserve development in the non-catastrophe property lines of business in recent accident years.
(14)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years, partially offset by favorable catastrophe prior accident year loss reserve development related to the 2016 accident year.
(15)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2010, 2014, 2015 and 2016 accident years.
(16)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business related to the 2015 accident year.
(17)	Primarily reflects favorable prior accident year loss reserve development related to the 2013 and prior accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2017 was 66.8 percent, compared with 29.3 percent for the first nine months of 2016. The 66.8 percent effective tax rate is calculated based on actual results through September 30, 2017 because management was not able to reliably estimate the annual effective tax rate in light of the recent catastrophe losses incurred. The effective tax rate in the first nine months of 2017 compared with the first nine months of 2016 primarily reflects income tax benefits from taxable losses arising from Hurricanes Harvey, Irma and Maria in the first nine months of 2017, and prior period income tax expense adjustments in the first nine months of 2016, which include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in the first nine months of 2016 that related primarily to periods prior to Alleghany’s merger with TransRe in 2012.

Alleghany believes that, as of September 30, 2017, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2017.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of September 30, 2017, Alleghany had $370.7 million remaining under its share repurchase authorization.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and nine months ended September 30, 2017 and 2016 pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares repurchased	15,916	4,621	15,916	117,721
Cost of shares repurchased (in millions)	$8.5	$2.4	$8.5	$55.7
Average price per share repurchased	$537.14	$517.40	$537.14	$472.97

(b) Accumulated Other Comprehensive Income

The following tables present a reconciliation of the changes during the nine months ended September 30, 2017 and 2016 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	364.6	22.4	(0.2)	386.8
Reclassifications from accumulated other comprehensive income	(57.7)	-	-	(57.7)

Total	306.9	22.4	(0.2)	329.1

Balance as of September 30, 2017	$539.1	$(88.8)	$(11.9)	$438.4

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	238.4	19.2	0.4	258.0
Reclassifications from accumulated other comprehensive income	(42.7)	-	-	(42.7)

Total	195.7	19.2	0.4	215.3

Balance as of September 30, 2016	$427.6	$(84.8)	$(11.2)	$331.6

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2017 and 2016:

Accumulated Other Comprehensive Income Component		Three Months Ended September 30,		Nine Months Ended September 30,
	Line in Consolidated Statement of Earnings	2017	2016	2017	2016
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(32.9)	$(27.2)	$(101.8)	$(103.9)
	Other than temporary impairment losses	6.1	11.7	13.1	38.2
	Income taxes	9.4	5.4	31.0	23.0

Total reclassifications:	Net earnings	$(17.4)	$(10.1)	$(57.7)	$(42.7)

(1)	Net realized capital gains for the nine months ended September 30, 2016 exclude the Jazwares Remeasurement Gain of $13.2 million.

8. Earnings Per Share of Common Stock

The following is a reconciliation of the earnings and share data used in the basic and diluted (losses) earnings per share computations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions, except share amounts)
Net (losses) earnings available to Alleghany stockholders	$(314.2)	$155.8	$(63.2)	$387.4
Effect of dilutive securities	(8.9)	-	-	-

(Losses) Income available to common stockholders for diluted earnings per share	$(323.1)	$155.8	$(63.2)	$387.4

Weighted average common shares outstanding applicable to basic earnings per share	15,416,014	15,438,399	15,416,249	15,443,150
Effect of dilutive securities	42,310	-	-	6,330

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,458,324	15,438,399	15,416,249	15,449,480

63,567 and 70,881 contingently issuable shares were potentially available during the first nine months of 2017 and 2016, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

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

(c) Energy Holdings

As of September 30, 2017, Alleghany had holdings in energy sector businesses of $519.3 million, comprised of $319.4 million of debt securities, $50.7 million of equity securities and $149.2 million of Alleghany’s equity attributable to SORC.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares, W&W|AFCO Steel, beginning April 28, 2017, and Alleghany Capital’s investment in Wilbert, beginning August 1, 2017. Oil and gas operations are conducted through SORC.

On August 1, 2017, Alleghany Capital acquired a 45 percent equity interest in Wilbert for $72.3 million.

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

(b) Results

The following tables present the results for Alleghany’s two reportable segments and for other activities for the three and nine months ended September 30, 2017 and 2016:

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months ended September 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$445.5	$681.1	$1,126.6	$234.6	$74.3	$41.6	$350.5	$1,477.1	$-	$(5.3)	$1,471.8
Net premiums written	329.0	649.5	978.5	170.8	69.5	41.5	281.8	1,260.3	-	-	1,260.3
Net premiums earned	310.8	642.4	953.2	179.0	66.1	41.4	286.5	1,239.7	-	-	1,239.7
Net loss and LAE	659.9	459.3	1,119.2	305.4	37.0	30.3	372.7	1,491.9	-	-	1,491.9
Commissions, brokerage and other underwriting expenses	105.2	203.7	308.9	50.3	28.4	10.6	89.3	398.2	-	-	398.2

Underwriting (loss) profit (3)	$(454.3)	$(20.6)	$(474.9)	$(176.7)	$0.7	$0.5	$(175.5)	(650.4)	-	-	(650.4)

Net investment income								101.4	1.6	1.7	104.7
Net realized capital gains								21.5	0.7	10.7	32.9
Other than temporary impairment losses								(6.1)	-	-	(6.1)
Other revenue								4.7	291.7	(0.1)	296.3
Other operating expenses								8.3	269.1	0.5	277.9
Corporate administration								(1.5)	-	(3.2)	(4.7)
Amortization of intangible assets								(0.3)	6.0	-	5.7
Interest expense								6.6	1.2	13.0	20.8

(Losses) earnings before income taxes								$(542.0)	$17.7	$2.0	$(522.3)

	Reinsurance Segment			Insurance Segment					Other Activities
Three Months ended September 30, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$400.2	$665.2	$1,065.4	$243.7	$68.5	$37.8	$350.0	$1,415.4	$-	$(7.5)	$1,407.9
Net premiums written	320.5	646.4	966.9	168.3	64.4	37.1	269.8	1,236.7	-	-	1,236.7
Net premiums earned	314.6	654.8	969.4	186.8	61.6	35.7	284.1	1,253.5	-	-	1,253.5
Net loss and LAE	157.6	404.6	562.2	94.8	34.5	27.1	156.4	718.6	-	-	718.6
Commissions, brokerage and other underwriting expenses	105.4	227.7	333.1	53.9	26.4	9.6	89.9	423.0	-	-	423.0

Underwriting profit (loss) (3)	$51.6	$22.5	$74.1	$38.1	$0.7	$(1.0)	$37.8	111.9	-	-	111.9

Net investment income								118.7	-	1.9	120.6
Net realized capital gains								27.1	0.1	-	27.2
Other than temporary impairment losses								(11.7)	-	-	(11.7)
Other revenue								0.3	218.6	6.1	225.0
Other operating expenses								23.6	203.6	1.2	228.4
Corporate administration								0.3	-	10.4	10.7
Amortization of intangible assets								(0.7)	6.7	-	6.0
Interest expense								6.8	0.6	13.3	20.7

Earnings (losses) before income taxes								$216.3	$7.8	$(16.9)	$207.2

	Reinsurance Segment			Insurance Segment					Other Activities
Nine Months ended September 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$1,190.0	$2,037.7	$3,227.7	$794.1	$213.2	$124.2	$1,131.5	$4,359.2	$-	$(16.5)	$4,342.7
Net premiums written	931.4	1,975.3	2,906.7	558.0	198.9	122.9	879.8	3,786.5	-	-	3,786.5
Net premiums earned	868.1	1,968.7	2,836.8	540.3	192.2	123.5	856.0	3,692.8	-	-	3,692.8
Net loss and LAE	904.6	1,344.7	2,249.3	479.7	105.7	91.3	676.7	2,926.0	-	-	2,926.0
Commissions, brokerage and other underwriting expenses	283.7	662.9	946.6	158.3	83.3	32.2	273.8	1,220.4	-	-	1,220.4

Underwriting (loss) profit (3)	$(320.2)	$(38.9)	$(359.1)	$(97.7)	$3.2	$-	$(94.5)	(453.6)	-	-	(453.6)

Net investment income								311.7	2.1	8.1	321.9
Net realized capital gains								90.8	0.9	10.1	101.8
Other than temporary impairment losses								(13.1)	-	-	(13.1)
Other revenue								10.5	634.3	5.6	650.4
Other operating expenses								57.4	618.2	2.6	678.2
Corporate administration								0.2	-	26.4	26.6
Amortization of intangible assets								(1.2)	15.4	-	14.2
Interest expense								20.2	3.0	39.5	62.7

(Losses) earnings before income taxes								$(130.3)	$0.7	$(44.7)	$(174.3)

	Reinsurance Segment			Insurance Segment					Other Activities
Nine Months ended September 30, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Total Segments	Alleghany Capital	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$1,173.3	$2,136.7	$3,310.0	$808.3	$201.5	$105.9	$1,115.7	$4,425.7	$-	$(19.0)	$4,406.7
Net premiums written	945.1	2,088.3	3,033.4	566.3	189.0	104.5	859.8	3,893.2	-	-	3,893.2
Net premiums earned	857.9	2,030.6	2,888.5	567.4	175.8	104.9	848.1	3,736.6	-	-	3,736.6
Net loss and LAE	454.9	1,282.7	1,737.6	289.0	92.4	79.5	460.9	2,198.5	-	-	2,198.5
Commissions, brokerage and other underwriting expenses	275.6	693.6	969.2	161.9	78.7	28.9	269.5	1,238.7	-	-	1,238.7

Underwriting profit (loss) (3)	$127.4	$54.3	$181.7	$116.5	$4.7	$(3.5)	$117.7	299.4	-	-	299.4

Net investment income								326.4	-	5.9	332.3
Net realized capital gains								107.6	13.0	(3.5)	117.1
Other than temporary impairment losses								(38.2)	-	-	(38.2)
Other revenue								3.8	517.3	6.7	527.8
Other operating expenses								65.1	508.0	2.4	575.5
Corporate administration								1.0	-	33.0	34.0
Amortization of intangible assets								(2.4)	16.9	-	14.5
Interest expense								20.6	1.2	39.6	61.4

Earnings (losses) before income taxes								$614.7	$4.2	$(65.9)	$553.0

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable assets and equity

As of September 30, 2017, the identifiable assets of the reinsurance segment, insurance segment and other activities were $16.9 billion, $7.0 billion and $1.8 billion, respectively, of which cash and invested assets represented $13.6 billion, $5.4 billion and $0.7 billion, respectively. As of September 30, 2017, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.1 billion, $2.8 billion and $0.3 billion, respectively.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $102.5 million as of September 30, 2017. The $102.5 million includes $31.2 million of borrowings by Jazwares under its available credit facility, $23.0 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans, $17.0 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $15.9 million of borrowings by IPS under its available credit facility and $15.4 million of term loans at Bourn & Koch related to borrowings to finance an acquisition. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

11. Credit Agreement

On July 31, 2017, Alleghany entered into a five-year credit agreement (the “Credit Agreement”) with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on Alleghany’s credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from July 31, 2017 through September 30, 2017.

The Credit Agreement replaced Alleghany’s previous four-year credit agreement (the “Prior Credit Agreement”), which provided for an unsecured revolving credit facility in an aggregate principal amount of up to $200.0 million. The Prior Credit Agreement was terminated on July 31, 2017 in advance of its scheduled October 15, 2017 expiration date. There were no borrowings under the Prior Credit Agreement in the seven months ended July 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2016, or the “2016 Form 10-K.”

  References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;

•	“PacificComp” are to our wholly-owned subsidiary Pacific Compensation Corporation and its subsidiary;

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc. and its subsidiary;

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;

•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries; and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

Adjusted EBITDA is a non-GAAP financial measure for our non-insurance operating subsidiaries and investments held by Alleghany Capital. Adjusted EBITDA represents other revenue less certain other expenses and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI losses; and (vi) income taxes. Because Adjusted EBITDA excludes interest, income taxes, net realized capital gains, OTTI losses, depreciation and amortization, it provides an indication of economic performance that is not affected by levels of debt, interest rates, effective tax rates or levels of depreciation and amortization resulting from acquisition accounting. We use Adjusted EBITDA as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our non-insurance operating subsidiaries and investments. A reconciliation of Adjusted EBITDA to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net losses attributable to Alleghany stockholders were $314.2 million in the third quarter of 2017, compared with net earnings attributable to Alleghany stockholders of $155.8 million in the third quarter of 2016, and net losses attributable to Alleghany stockholders were $63.2 million in the first nine months of 2017, compared with net earnings attributable to Alleghany stockholders of $387.4 million in the first nine months of 2016.

•	Losses before income taxes were $522.3 million in the third quarter of 2017, compared with earnings before income taxes of $207.2 million in the third quarter of 2016, and losses before income taxes were $174.3 million in the first nine months of 2017, compared with net earnings before income taxes of $553.0 million in the first nine months of 2016.

•	Net investment income decreased by 13.2 percent and 3.1 percent in the third quarter and first nine months of 2017, respectively, from the corresponding 2016 periods.

•	Net premiums written increased by 1.9 percent and decreased by 2.7 percent in the third quarter and first nine months of 2017, respectively, from the corresponding 2016 periods.

•	Underwriting loss was $650.4 million in the third quarter of 2017, compared with underwriting profit of $111.9 million in the third quarter of 2016, and underwriting loss was $453.6 million in the first nine months of 2017, compared with underwriting profit of $299.4 million in the first nine months of 2016.

•	The combined ratio for our reinsurance and insurance segments was 152.4 percent in the third quarter of 2017, compared with 91.0 percent in the third quarter of 2016, and 112.2 percent in the first nine months of 2017, compared with 92.0 percent in the first nine months of 2016.

•	Catastrophe losses, net of reinsurance, were $792.5 million in the third quarter of 2017, compared with $32.1 million in the third quarter of 2016, and $807.9 million in the first nine months of 2017, compared with $160.0 million in the first nine months of 2016.

•	Net favorable prior accident year loss reserve development was $61.5 million in the third quarter of 2017, compared with $86.4 million in the third quarter of 2016, and $173.0 million in the first nine months of 2017, compared with $261.7 million in the first nine months of 2016.

•	Sales revenues for Alleghany Capital were $291.7 million in the third quarter of 2017, compared with $218.6 million in the third quarter of 2016, and $634.3 million in the first nine months of 2017, compared with $517.3 million in the first nine months of 2016.

•	Earnings before income taxes for Alleghany Capital were $17.7 million in the third quarter of 2017, compared with $7.8 million in the third quarter of 2016, and earnings before income taxes were $0.7 million in the first nine months of 2017, compared with $4.2 million in the first nine months of 2016. Adjusted EBITDA was $31.3 million in the third quarter of 2017, compared with $20.3 million in the third quarter of 2016, and $35.8 million in the first nine months of 2017, compared with $24.9 million in the first nine months of 2016.

As of September 30, 2017, we had total assets of $25.7 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.2 billion. As of September 30, 2017, we had consolidated total investments of approximately $19.0 billion, consisting of $13.2 billion invested in debt securities, $3.8 billion invested in equity securities, $0.6 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.7 billion invested in other invested assets.

We incurred significant catastrophe losses in the third quarter of 2017, primarily arising from three major hurricanes. Hurricane Harvey caused widespread property damage and flooding in August 2017, primarily in the State of Texas. Hurricane Irma caused widespread property damage and flooding in September 2017, primarily in the State of Florida. Hurricane Maria caused widespread property damage and flooding in September 2017, primarily in the Commonwealth of Puerto Rico. Our loss estimates for these catastrophes are based on an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses resulting from wind and other perils, including storm surge and flooding to the extent covered by applicable policies, and other factors requiring considerable judgment. The ultimate amount of our actual losses from these catastrophes may be materially different from these estimates due to the size and complexity of the events and the preliminary nature of the information available to prepare the estimates.

The following table presents the impact of our catastrophe losses, net of reinsurance, for the 2017 third quarter:

Three Months Ended September 30, 2017	Reinsurance Segment		Insurance Segment		Total Segments
	($ in millions)
Net loss and LAE:
Hurricane Harvey	$ 181.0		$ 83.6	(1)	$ 264.6
Hurricane Irma	208.3		103.7	(2)	312.0
Hurricane Maria	156.0		14.3	(2)	170.3
Other	30.7	(3)	14.9		45.6

Total net loss and LAE	576.0		216.5		792.5
Net reinstatement premiums (earned) (4)	(37.1)		-		(37.1)

Losses before income taxes	538.9		216.5		755.4
Income taxes	188.6		75.8		264.4

Net losses attributables to Alleghany stockholders	$ 350.3		$ 140.7		$ 491.0

(1)	Includes $83.3 million attributable to RSUI and $0.3 million attributable to CapSpecialty.
(2)	All attributable to RSUI.
(3)	Attributable to earthquakes in Mexico.
(4)	Represents an increase to net premiums earned.

Our catastrophe losses are more fully described in the following pages.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Revenues
Net premiums earned	$ 1,239.7	$ 1,253.5	$ 3,692.8	$ 3,736.6
Net investment income	104.7	120.6	321.9	332.3
Net realized capital gains	32.9	27.2	101.8	117.1
Other than temporary impairment losses	(6.1)	(11.7)	(13.1)	(38.2)
Other revenue	296.3	225.0	650.4	527.8

Total revenues	1,667.5	1,614.6	4,753.8	4,675.6

Costs and Expenses
Net loss and loss adjustment expenses	1,491.9	718.6	2,926.0	2,198.5
Commissions, brokerage and other underwriting expenses	398.2	423.0	1,220.4	1,238.7
Other operating expenses	277.9	228.4	678.2	575.5
Corporate administration	(4.7)	10.7	26.6	34.0
Amortization of intangible assets	5.7	6.0	14.2	14.5
Interest expense	20.8	20.7	62.7	61.4

Total costs and expenses	2,189.8	1,407.4	4,928.1	4,122.6

(Losses) earnings before income taxes	(522.3)	207.2	(174.3)	553.0
Income taxes	(212.3)	48.4	(116.3)	162.3

Net (losses) earnings	(310.0)	158.8	(58.0)	390.7
Net earnings attributable to noncontrolling interest	4.2	3.0	5.2	3.3

Net (losses) earnings attributable to Alleghany stockholders	$ (314.2)	$ 155.8	$ (63.2)	$ 387.4

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The tables below present the results for our segments and for other activities for the three and nine months ended September 30, 2017 and 2016.

	Segments			Other Activities
Three Months Ended September 30, 2017	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,126.6	$350.5	$1,477.1	$-	$(5.3)	$1,471.8
Net premiums written	978.5	281.8	1,260.3	-	-	1,260.3

Net premiums earned	953.2	286.5	1,239.7	-	-	1,239.7

Net loss and LAE:
Current year (excluding catastrophe losses)	593.0	167.9	760.9	-	-	760.9
Current year catastrophe losses	576.0	216.5	792.5	-	-	792.5
Prior years	(49.8)	(11.7)	(61.5)	-	-	(61.5)

Total net loss and LAE	1,119.2	372.7	1,491.9	-	-	1,491.9
Commissions, brokerage and other underwriting expenses	308.9	89.3	398.2	-	-	398.2

Underwriting (loss)(2)	$(474.9)	$(175.5)	(650.4)	-	-	(650.4)

Net investment income			101.4	1.6	1.7	104.7
Net realized capital gains			21.5	0.7	10.7	32.9
Other than temporary impairment losses			(6.1)	-	-	(6.1)
Other revenue			4.7	291.7	(0.1)	296.3
Other operating expenses			8.3	269.1	0.5	277.9
Corporate administration			(1.5)	-	(3.2)	(4.7)
Amortization of intangible assets			(0.3)	6.0	-	5.7
Interest expense			6.6	1.2	13.0	20.8

Earnings (losses) before income taxes			$(542.0)	$17.7	$2.0	$(522.3)

Loss ratio(3):
Current year (excluding catastrophe losses)	62.3%	58.6%	61.4%
Current year catastrophe losses	60.4%	75.6%	63.9%
Prior years	(5.2%)	(4.1%)	(5.0%)

Total net loss and LAE	117.5%	130.1%	120.3%
Expense ratio(4)	32.3%	31.2%	32.1%

Combined ratio(5)	149.8%	161.3%	152.4%

	Segments			Other Activities
Three Months Ended September 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,065.4	$350.0	$1,415.4	$-	$(7.5)	$1,407.9
Net premiums written	966.9	269.8	1,236.7	-	-	1,236.7

Net premiums earned	969.4	284.1	1,253.5	-	-	1,253.5

Net loss and LAE:
Current year (excluding catastrophe losses)	609.6	163.3	772.9	-	-	772.9
Current year catastrophe losses	21.6	10.5	32.1	-	-	32.1
Prior years	(69.0)	(17.4)	(86.4)	-	-	(86.4)

Total net loss and LAE	562.2	156.4	718.6	-	-	718.6
Commissions, brokerage and other underwriting expenses	333.1	89.9	423.0	-	-	423.0

Underwriting profit(2)	$74.1	$37.8	111.9	-	-	111.9

Net investment income			118.7	-	1.9	120.6
Net realized capital gains			27.1	0.1	-	27.2
Other than temporary impairment losses			(11.7)	-	-	(11.7)
Other revenue			0.3	218.6	6.1	225.0
Other operating expenses			23.6	203.6	1.2	228.4
Corporate administration			0.3	-	10.4	10.7
Amortization of intangible assets			(0.7)	6.7	-	6.0
Interest expense			6.8	0.6	13.3	20.7

Earnings (losses) before income taxes			$216.3	$7.8	$(16.9)	$207.2

Loss ratio(3):
Current year (excluding catastrophe losses)	62.8%	57.5%	61.7%
Current year catastrophe losses	2.2%	3.7%	2.6%
Prior years	(7.1%)	(6.1%)	(7.0%)

Total net loss and LAE	57.9%	55.1%	57.3%
Expense ratio(4)	34.4%	31.7%	33.7%

Combined ratio(5)	92.3%	86.8%	91.0%

	Segments			Other Activities
Nine Months Ended September 30, 2017	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,227.7	$1,131.5	$4,359.2	$-	$(16.5)	$4,342.7
Net premiums written	2,906.7	879.8	3,786.5	-	-	3,786.5

Net premiums earned	2,836.8	856.0	3,692.8	-	-	3,692.8

Net loss and LAE:
Current year (excluding catastrophe losses)	1,814.1	477.0	2,291.1	-	-	2,291.1
Current year catastrophe losses	576.0	231.9	807.9	-	-	807.9
Prior years	(140.8)	(32.2)	(173.0)	-	-	(173.0)

Total net loss and LAE	2,249.3	676.7	2,926.0	-	-	2,926.0
Commissions, brokerage and other underwriting expenses	946.6	273.8	1,220.4	-	-	1,220.4

Underwriting (loss)(2)	$(359.1)	$(94.5)	(453.6)	-	-	(453.6)

Net investment income			311.7	2.1	8.1	321.9
Net realized capital gains			90.8	0.9	10.1	101.8
Other than temporary impairment losses			(13.1)	-	-	(13.1)
Other revenue			10.5	634.3	5.6	650.4
Other operating expenses			57.4	618.2	2.6	678.2
Corporate administration			0.2	-	26.4	26.6
Amortization of intangible assets			(1.2)	15.4	-	14.2
Interest expense			20.2	3.0	39.5	62.7

Earnings (losses) before income taxes			$(130.3)	$0.7	$(44.7)	$(174.3)

Loss ratio(3):
Current year (excluding catastrophe losses)	63.9%	55.8%	62.0%
Current year catastrophe losses	20.3%	27.1%	21.9%
Prior years	(5.0%)	(3.8%)	(4.7%)

Total net loss and LAE	79.2%	79.1%	79.2%
Expense ratio(4)	33.4%	32.0%	33.0%

Combined ratio(5)	112.6%	111.1%	112.2%

	Segments			Other Activities
Nine Months Ended September 30, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,310.0	$1,115.7	$4,425.7	$-	$(19.0)	$4,406.7
Net premiums written	3,033.4	859.8	3,893.2	-	-	3,893.2

Net premiums earned	2,888.5	848.1	3,736.6	-	-	3,736.6

Net loss and LAE:
Current year (excluding catastrophe losses)	1,838.2	462.0	2,300.2	-	-	2,300.2
Current year catastrophe losses	117.4	42.6	160.0	-	-	160.0
Prior years	(218.0)	(43.7)	(261.7)	-	-	(261.7)

Total net loss and LAE	1,737.6	460.9	2,198.5	-	-	2,198.5
Commissions, brokerage and other underwriting expenses	969.2	269.5	1,238.7	-	-	1,238.7

Underwriting profit(2)	$181.7	$117.7	299.4	-	-	299.4

Net investment income			326.4	-	5.9	332.3
Net realized capital gains			107.6	13.0	(3.5)	117.1
Other than temporary impairment losses			(38.2)	-	-	(38.2)
Other revenue			3.8	517.3	6.7	527.8
Other operating expenses			65.1	508.0	2.4	575.5
Corporate administration			1.0	-	33.0	34.0
Amortization of intangible assets			(2.4)	16.9	-	14.5
Interest expense			20.6	1.2	39.6	61.4

Earnings (losses) before income taxes			$614.7	$4.2	$(65.9)	$553.0

Loss ratio(3):
Current year (excluding catastrophe losses)	63.6%	54.5%	61.6%
Current year catastrophe losses	4.1%	5.0%	4.3%
Prior years	(7.4%)	(5.2%)	(7.1%)

Total net loss and LAE	60.3%	54.3%	58.8%
Expense ratio(4)	33.6%	31.8%	33.2%

Combined ratio(5)	93.9%	86.1%	92.0%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Premiums. The following table presents our consolidated premiums:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Premiums written:
Gross premiums written	$1,471.8	$1,407.9	4.5%	$4,342.7	$4,406.7	(1.5%)
Net premiums written	1,260.3	1,236.7	1.9%	3,786.5	3,893.2	(2.7%)

Net premiums earned	1,239.7	1,253.5	(1.1%)	3,692.8	3,736.6	(1.2%)

The increases in gross and net premiums written in the third quarter of 2017 from the third quarter of 2016 are mainly attributable to increases at our reinsurance segment, primarily reflecting reinstatement premiums written related to the significant catastrophe losses that occurred in the third quarter of 2017. The increase in net premiums written in the third quarter of 2017 from the third quarter of 2016 is also due to an increase at our insurance segment, reflecting growth at PacificComp, CapSpecialty and, to a lesser extent, RSUI.

The decreases in gross and net premiums written in the first nine months of 2017 from the first nine months of 2016 are mainly attributable to decreases at our reinsurance segment, primarily related to cancellations, non-renewals and reduced participations in certain international treaties, the impact of rate pressures and increased retentions by cedants and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by gross and net premiums written in the third quarter of 2017 related to reinstatement premiums written. The decrease at our reinsurance segment in gross and net premiums written in the first nine months of 2017 from the first nine months of 2016 also reflects lower premiums related to a large whole account quota share treaty, or the “Quota Share Treaty.” Premiums related to the Quota Share Treaty were $205.8 million and $199.4 million in the third quarter of 2017 and 2016, respectively, and $579.9 million and $624.2 million in the first nine months of 2017 and 2016, respectively. Premiums related to the Quota Share Treaty in the first nine months of 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available.

The decreases in net premiums earned in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect decreases at our reinsurance segment due mainly to a decrease in net premiums written in recent quarters.

A comparison of premiums by segment for the third quarter and first nine months of 2017 and 2016 is more fully described in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$760.9	$772.9	(1.6%)	$2,291.1	$2,300.2	(0.4%)
Current year catastrophe losses	792.5	32.1	2,368.8%	807.9	160.0	404.9%
Prior years	(61.5)	(86.4)	(28.8%)	(173.0)	(261.7)	(33.9%)

Total net loss and LAE	$1,491.9	$718.6	107.6%	$2,926.0	$2,198.5	33.1%

Loss ratio:
Current year (excluding catastrophe losses)	61.4%	61.7%		62.0%	61.6%
Current year catastrophe losses	63.9%	2.6%		21.9%	4.3%
Prior years	(5.0%)	(7.0%)		(4.7%)	(7.1%)

Total net loss and LAE	120.3%	57.3%		79.2%	58.8%

The increases in net loss and LAE in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect significant increases in catastrophe losses at our reinsurance and insurance segments. The catastrophe losses in the third quarter and first nine months of 2017 include $264.6 million related to Hurricane Harvey, $312.0 million related to Hurricane Irma and $170.3 million related to Hurricane Maria.

The catastrophe losses in the third quarter of 2016 related primarily to typhoons and floods in China and flooding and severe weather primarily in the State of Louisiana. In addition to the losses in the third quarter of 2016, the catastrophe losses in the first nine months of 2016 included wildfire losses in Alberta, Canada and earthquake losses in Japan and Ecuador.

Net loss and LAE in the first nine months of 2017 for the reinsurance segment includes $24.4 million of unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

A comparison of net loss and LAE by segment for the third quarter and first nine months of 2017 and 2016 is more fully described in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$ 398.2	$ 423.0	(5.9%)	$ 1,220.4	$ 1,238.7	(1.5%)

Expense ratio	32.1%	33.7%		33.0%	33.2%

The decreases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods reflect the impact of lower net premiums earned and the impact of losses arising from Hurricanes Harvey, Irma and Maria on short-term incentive compensation expense accruals at our reinsurance segment and RSUI.

A comparison of commissions, brokerage and other underwriting expenses for the third quarter and first nine months of 2017 and 2016 is more fully described in the following pages.

Underwriting profit. The following table presents our consolidated underwriting (loss) profit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Underwriting (loss) profit	$ (650.4)	$ 111.9	(681.2%)	$ (453.6)	$ 299.4	(251.5%)

Combined ratio	152.4%	91.0%		112.2%	92.0%

The underwriting losses in the third quarter and first nine months of 2017, compared with underwriting profits in the corresponding 2016 periods primarily reflect significant catastrophe losses from Hurricanes Harvey, Irma and Maria at our reinsurance and insurance segments, as discussed above.

A comparison of underwriting profit for the third quarter and first nine months of 2017 and 2016 is more fully described in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Net investment income	$ 104.7	$ 120.6	(13.2%)	$ 321.9	$ 332.3	(3.1%)
Net realized capital gains	32.9	27.2	21.0%	101.8	117.1	(13.1%)
Other than temporary impairment losses	(6.1)	(11.7)	(47.9%)	(13.1)	(38.2)	(65.7%)

The decreases in net investment income in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily relate to losses incurred on our equity interests in Pillar Capital Holdings Limited and related funds, or “Pillar Investments,” arising from significant catastrophe losses incurred in August and September 2017. The decrease in net investment income in the first nine months of 2017 also relates to a $12.6 million charge on our equity investment in Ares Management LLC, or “Ares.” The charge on our equity investment in Ares reflects our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity. Ares expects to receive future management fees derived from the assets under management of the acquired entity.

The increase in net realized capital gains in the third quarter of 2017 from the third quarter of 2016 primarily reflects gains on the sale of certain exchange-traded funds in the third quarter of 2017 that exceeded gains for the equity and bond portfolio in the third quarter of 2016. The decrease in net realized capital gains in the first nine months of 2017 from the first nine months of 2016 primarily reflects lower gains for the equity and bond portfolio and a one-time $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital, as more fully described in the following pages, partially offset by gains on the sale of certain exchange-traded funds in the third quarter of 2017.

The decreases in OTTI losses in the third quarter and first nine months of 2017 from the corresponding 2016 periods reflect decreases in OTTI losses related to debt and equity securities.

A comparison of investment results for the third quarter and first nine months of 2017 and 2016 is more fully described in the following pages.

Other revenue and expenses. The following table presents our consolidated other revenue and expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Other revenue	$ 296.3	$225.0	31.7%	$650.4	$527.8	23.2%

Other operating expenses	277.9	228.4	21.7%	678.2	575.5	17.8%
Corporate administration	(4.7)	10.7	(143.9%)	26.6	34.0	(21.8%)
Amortization of intangible assets	5.7	6.0	(5.0%)	14.2	14.5	(2.1%)
Interest expense	20.8	20.7	0.5%	62.7	61.4	2.1%

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include sales revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation at our reinsurance and insurance segments, which totaled $5.4 million and $19.4 million in the third quarter of 2017 and 2016, respectively, and $50.4 million and $61.5 million in the first nine months of 2017 and 2016, respectively. The decreases in long-term incentive compensation at our reinsurance and insurance segments in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the impact of losses arising from Hurricanes Harvey, Irma and Maria on long-term incentive compensation expense accruals at TransRe and RSUI.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel for $164.5 million, including $163.9 million in cash paid on May 1, 2017 and $0.6 million of estimated purchase price adjustments.

The increases in other revenue in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the acquisition of W&W|AFCO Steel. The increases in other operating expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the acquisition of W&W|AFCO Steel, partially offset by decreases in the long-term incentive compensation of our reinsurance and insurance segments. The increase in other operating expenses in the first nine months of 2017 from the first nine months of 2016 also reflects finders fees, legal and accounting costs and other transaction-related expenses at the Alleghany Capital level.

Corporate administration. The negative corporate administration expense in the third quarter of 2017, compared with corporate administration expense in the third quarter of 2016, and the decrease in corporate administration expense in the first nine months of 2017 from the first nine months of 2016, primarily reflect the impact of losses arising from Hurricanes Harvey, Irma and Maria on long-term incentive compensation expense accruals at Alleghany.

Amortization of intangible assets. The decreases in amortization expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect decreases in amortization expense at IPS, as certain of IPS’s intangible assets were fully amortized as of December 31, 2016, partially offset by the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2017 from the corresponding 2016 periods reflect new or increased borrowings at Bourn & Koch and Jazwares and borrowings at W&W|AFCO Steel.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Income taxes	$ (212.3)	$48.4	(538.6%)	$ (116.3)	$ 162.3	(171.7%)

Effective tax rate				66.8%	29.3%

The income tax benefits in the third quarter and first nine months of 2017 compared with income tax expenses in the corresponding 2016 periods reflect the impact of taxable losses arising from Hurricanes Harvey, Irma and Maria. The 66.8 percent effective tax rate is calculated based on actual results through September 30, 2017, because management was not able to reliably estimate the annual effective tax rate in light of the recent catastrophe losses incurred. In addition, income taxes in the first nine months of 2016 include prior period income tax expense adjustments. The effective tax rate in the first nine months of 2017 compared with the first nine months of 2016 primarily reflects income tax benefits from taxable losses arising from Hurricanes Harvey, Irma and Maria in the first nine months of 2017, and prior period income tax expense adjustments in the first nine months of 2016, which include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in the first nine months of 2016 that relate primarily to periods prior to our merger with TransRe in 2012.

Earnings. The following table presents our consolidated earnings:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
(Losses) earnings before income taxes	$ (522.3)	$207.2	(352.1%)	$ (174.3)	$ 553.0	(131.5%)
Net (losses) earnings attributable to Alleghany stockholders	(314.2)	155.8	(301.7%)	(63.2)	387.4	(116.3%)

The losses before income taxes and net losses attributable to Alleghany stockholders in the third quarter and first nine months of 2017, compared with earnings before income taxes and net earnings attributable to Alleghany stockholders in the corresponding 2016 periods primarily reflect significant catastrophe losses from Hurricanes Harvey, Irma and Maria at our reinsurance and insurance segments, as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Three Months Ended September 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$445.5	$681.1	$1,126.6
Net premiums written	329.0	649.5	978.5

Net premiums earned	310.8	642.4	953.2
Net loss and LAE:
Current year (excluding catastrophe losses)	162.0	431.0	593.0
Current year catastrophe losses	506.0	70.0	576.0
Prior years	(8.1)	(41.7)	(49.8)

Total net loss and LAE	659.9	459.3	1,119.2
Commissions, brokerage and other underwriting expenses	105.2	203.7	308.9

Underwriting (loss)(2)	$(454.3)	$(20.6)	$(474.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	52.1%	67.1%	62.3%
Current year catastrophe losses	162.8%	10.9%	60.4%
Prior years	(2.6%)	(6.5%)	(5.2%)

Total net loss and LAE	212.3%	71.5%	117.5%
Expense ratio(4)	33.8%	31.7%	32.3%

Combined ratio(5)	246.1%	103.2%	149.8%

Three Months Ended September 30, 2016	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$400.2	$665.2	$1,065.4
Net premiums written	320.5	646.4	966.9

Net premiums earned	314.6	654.8	969.4
Net loss and LAE:
Current year (excluding catastrophe losses)	147.0	462.6	609.6
Current year catastrophe losses	21.4	0.2	21.6
Prior years	(10.8)	(58.2)	(69.0)

Total net loss and LAE	157.6	404.6	562.2
Commissions, brokerage and other underwriting expenses	105.4	227.7	333.1

Underwriting profit(2)	$51.6	$22.5	$74.1

Loss ratio(3):
Current year (excluding catastrophe losses)	46.7%	70.6%	62.8%
Current year catastrophe losses	6.8%	- %	2.2%
Prior years	(3.4%)	(8.9%)	(7.1%)

Total net loss and LAE	50.1%	61.7%	57.9%
Expense ratio(4)	33.5%	34.8%	34.4%

Combined ratio(5)	83.6%	96.5%	92.3%

Nine Months Ended September 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,190.0	$2,037.7	$3,227.7
Net premiums written	931.4	1,975.3	2,906.7

Net premiums earned	868.1	1,968.7	2,836.8
Net loss and LAE:
Current year (excluding catastrophe losses)	461.2	1,352.9	1,814.1
Current year catastrophe losses	506.0	70.0	576.0
Prior years	(62.6)	(78.2)	(140.8)

Total net loss and LAE	904.6	1,344.7	2,249.3
Commissions, brokerage and other underwriting expenses	283.7	662.9	946.6

Underwriting (loss)(2)	$(320.2)	$(38.9)	$(359.1)

Loss ratio(3):
Current year (excluding catastrophe losses)	53.1%	68.7%	63.9%
Current year catastrophe losses	58.3%	3.6%	20.3%
Prior years	(7.2%)	(4.0%)	(5.0%)

Total net loss and LAE	104.2%	68.3%	79.2%
Expense ratio(4)	32.7%	33.7%	33.4%

Combined ratio(5)	136.9%	102.0%	112.6%

Nine Months Ended September 30, 2016	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,173.3	$2,136.7	$3,310.0
Net premiums written	945.1	2,088.3	3,033.4

Net premiums earned	857.9	2,030.6	2,888.5
Net loss and LAE:
Current year (excluding catastrophe losses)	418.7	1,419.5	1,838.2
Current year catastrophe losses	115.5	1.9	117.4
Prior years	(79.3)	(138.7)	(218.0)

Total net loss and LAE	454.9	1,282.7	1,737.6
Commissions, brokerage and other underwriting expenses	275.6	693.6	969.2

Underwriting profit(2)	$127.4	$54.3	$181.7

Loss ratio(3):
Current year (excluding catastrophe losses)	48.8%	69.9%	63.6%
Current year catastrophe losses	13.5%	0.1%	4.1%
Prior years	(9.2%)	(6.8%)	(7.4%)

Total net loss and LAE	53.1%	63.2%	60.3%
Expense ratio(4)	32.1%	34.2%	33.6%

Combined ratio(5)	85.2%	97.4%	93.9%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$445.5	$400.2	11.3%	$1,190.0	$1,173.3	1.4%
Net premiums written	329.0	320.5	2.7%	931.4	945.1	(1.4%)

Net premiums earned	310.8	314.6	(1.2%)	868.1	857.9	1.2%

Casualty & other
Premiums written:
Gross premiums written	$681.1	$665.2	2.4%	$2,037.7	$2,136.7	(4.6%)
Net premiums written	649.5	646.4	0.5%	1,975.3	2,088.3	(5.4%)

Net premiums earned	642.4	654.8	(1.9%)	1,968.7	2,030.6	(3.0%)

Total
Premiums written:
Gross premiums written	$1,126.6	$1,065.4	5.7%	$3,227.7	$3,310.0	(2.5%)
Net premiums written	978.5	966.9	1.2%	2,906.7	3,033.4	(4.2%)

Net premiums earned	953.2	969.4	(1.7%)	2,836.8	2,888.5	(1.8%)

Property. The increase in gross premiums written in the third quarter of 2017 from the third quarter of 2016 primarily reflects reinstatement premiums written related to the significant catastrophe losses that occurred in the third quarter of 2017 and, to a lesser extent, the impact of changes in foreign currency exchange rates. The increase in gross premiums written for the first nine months of 2017 from the first nine months of 2016 primarily reflects reinstatement premiums written, partially offset by cancellations, non-renewals and reduced participations in certain international treaties and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $92.5 million and $93.5 million in the third quarter of 2017 and 2016, respectively, and $263.2 million and $265.3 million in the first nine months of 2017 and 2016, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 10.9 percent in the third quarter of 2017 from the third quarter of 2016, and 1.7 percent in the first nine months of 2017 from the first nine months of 2016.

The decrease in net premiums earned in the third quarter of 2017 from the third quarter of 2016 primarily reflects a decrease in net premiums written in recent quarters, partially offset by $32.1 million of net reinstatement premiums earned related to the significant catastrophe losses that occurred in the third quarter of 2017. The increase in net premiums earned in the first nine months of 2017 from the first nine months of 2016 primarily reflects increased premiums earned related to the Quota Share Treaty and $32.1 million of net reinstatement premiums earned, partially offset by a decrease in net premiums written in recent quarters. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 1.5 percent in the third quarter of 2017 from the third quarter of 2016, and increased 1.7 percent in the first nine months of 2017 from the first nine months of 2016.

Casualty & other. The increase in gross premiums written in the third quarter of 2017 from the third quarter of 2016 primarily reflects an increase in premiums written related to the Quota Share Treaty and reinstatement premiums written related to the significant catastrophe losses that occurred in the third quarter of 2017. The decrease in gross premiums written in the first nine months of 2017 from the first nine months of 2016 primarily reflects cancellations, non-renewals and reduced participations in certain international treaties, as well as the impact of rate pressures and increased retentions by cedants, the impact of changes in foreign currency exchange rates and a decrease in casualty-related premiums written related to the Quota Share Treaty, partially offset by reinstatement premiums written related to the significant catastrophe losses that occurred in the third quarter of 2017. Gross premiums written related to the Quota Share Treaty were $113.3 million and $105.9 million in the third quarter of 2017 and 2016, respectively, and $316.7 million and $358.9 million in the first nine months of 2017 and 2016, respectively. Premiums related to the Quota Share Treaty in the first nine months of 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 2.3 percent in the third quarter of 2017 from the third quarter of 2016, and decreased 3.9 percent in the first nine months of 2017 from the first nine months of 2016.

The decrease in net premiums earned in the third quarter of 2017 from the third quarter of 2016 primarily reflects a decrease in net premiums written in recent quarters, partially offset by $5.0 million of net reinstatement premiums earned related to the significant catastrophe losses that occurred in the third quarter of 2017. The decrease in net premiums earned in the first nine months of 2017 from the first nine months of 2016 primarily reflects the decline in net premiums written in recent quarters and the impact of changes in foreign currency exchange rates, partially offset by $5.0 million of net reinstatement premiums earned. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 2.0 percent in the third quarter of 2017 from the third quarter of 2016, and decreased 2.1 percent in the first nine months of 2017 from the first nine months of 2016.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$162.0	$147.0	10.2%	$461.2	$418.7	10.2%
Current year catastrophe losses	506.0	21.4	2,264.5%	506.0	115.5	338.1%
Prior years	(8.1)	(10.8)	(25.0%)	(62.6)	(79.3)	(21.1%)

Total net loss and LAE	$659.9	$157.6	318.7%	$904.6	$454.9	98.9%

Loss ratio:
Current year (excluding catastrophe losses)	52.1%	46.7%		53.1%	48.8%
Current year catastrophe losses	162.8%	6.8%		58.3%	13.5%
Prior years	(2.6%)	(3.4%)		(7.2%)	(9.2%)

Total net loss and LAE	212.3%	50.1%		104.2%	53.1%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$431.0	$462.6	(6.8%)	$1,352.9	$1,419.5	(4.7%)
Current year catastrophe losses	70.0	0.2	34,900%	70.0	1.9	3,584%
Prior years	(41.7)	(58.2)	(28.4%)	(78.2)	(138.7)	(43.6%)

Total net loss and LAE	$459.3	$404.6	13.5%	$1,344.7	$1,282.7	4.8%

Loss ratio:
Current year (excluding catastrophe losses)	67.1%	70.6%		68.7%	69.9%
Current year catastrophe losses	10.9%	- %		3.6%	0.1%
Prior years	(6.5%)	(8.9%)		(4.0%)	(6.8%)

Total net loss and LAE	71.5%	61.7%		68.3%	63.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$593.0	$609.6	(2.7%)	$1,814.1	$1,838.2	(1.3%)
Current year catastrophe losses	576.0	21.6	2,566.7%	576.0	117.4	390.6%
Prior years	(49.8)	(69.0)	(27.8%)	(140.8)	(218.0)	(35.4%)

Total net loss and LAE	$1,119.2	$562.2	99.1%	$2,249.3	$1,737.6	29.4%

Loss ratio:
Current year (excluding catastrophe losses)	62.3%	62.8%		63.9%	63.6%
Current year catastrophe losses	60.4%	2.2%		20.3%	4.1%
Prior years	(5.2%)	(7.1%)		(5.0%)	(7.4%)

Total net loss and LAE	117.5%	57.9%		79.2%	60.3%

Property. The increases in net loss and LAE in the third quarter and first nine months of 2017 from the corresponding 2016 periods, primarily reflect higher catastrophe losses. Catastrophe losses in the third quarter and first nine months of 2017 include $160.7 million related to Hurricane Harvey in August 2017, $175.0 million related to Hurricane Irma in September 2017, $142.4 million related to Hurricane Maria in September 2017 and $27.9 million related to earthquakes in Mexico in September 2017. The catastrophe losses in the first nine months of 2016 relate to wildfire losses in Alberta, Canada, earthquake losses in Japan and earthquake losses in Ecuador, all of which occurred in the second quarter of 2016, and catastrophe losses in the third quarter of 2016 that relate primarily to typhoons and floods in China.

Net loss and LAE in the third quarter and first nine months of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in millions)
Catastrophe events	$(7.8)	(1)	$(1.2)	(2)	$(12.2)	(1)	$(9.0)	(2)
Non-catastrophe	(0.3)		(9.6)	(3)	(50.4)	(4)	(70.3)	(3)

Total	$(8.1)		$(10.8)		$(62.6)		$(79.3)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 through 2015 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 through 2016 accident years.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2017.

Casualty & other. The increases in net loss and LAE in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect higher catastrophe losses and less favorable prior accident year loss reserve development.

Catastrophe losses in the third quarter and first nine months of 2017 relate primarily to the marine lines of business, and include $20.3 million related to Hurricane Harvey in August 2017, $33.3 million related to Hurricane Irma in September 2017, $13.6 million related to Hurricane Maria in September 2017 and $2.8 million related to earthquakes in Mexico in September 2017. Catastrophe losses in the third quarter and first nine months of 2016 relate to earthquake losses in Ecuador.

Net loss and LAE in the third quarter and first nine months of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in millions)
Malpractice Treaties(1)	$-		$(2.0)		$(2.0)		$(10.8)
Ogden rate impact(2)	-		-		24.4		-
Other	(41.7)	(3)	(56.2)	(4)	(100.6)	(5)	(127.9)	(4)

Total	$(41.7)		$(58.2)		$(78.2)		$(138.7)

(1)	Represents certain medical malpractice treaties, or the “Malpractice Treaties,” pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(2)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(3)	Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability lines of business related to older accident years and shorter-tailed casualty lines of business in the U.K. related to recent accident years.
(4)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily related to the 2005, 2006 and 2008 through 2015 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability lines of business related to the 2005 through 2014 accident years, partially offset by net unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business in the 2015 accident year in the U.S. and the U.K.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2017.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$105.2	$105.4	(0.2%)	$283.7	$275.6	2.9%

Expense ratio	33.8%	33.5%		32.7%	32.1%

Casualty & other
Commissions, brokerage and other underwriting expenses	$203.7	$227.7	(10.5%)	$662.9	$693.6	(4.4%)

Expense ratio	31.7%	34.8%		33.7%	34.2%

Total
Commissions, brokerage and other underwriting expenses	$308.9	$333.1	(7.3%)	$946.6	$969.2	(2.3%)

Expense ratio	32.3%	34.4%		33.4%	33.6%

Property. The increase in commissions, brokerage and other underwriting expenses in the first nine months of 2017 from the first nine months of 2016 primarily reflects the impact of higher net premiums earned and an increase in commission rates, partially offset by lower short-term incentive compensation expense accruals arising from the significant catastrophe losses that occurred in the third quarter of 2017.

Casualty & other. The decreases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect lower short-term incentive compensation expense accruals arising from the significant catastrophe losses that occurred in the third quarter of 2017, the impact of lower net premiums earned and a decrease in profit commissions related to the Malpractice Treaties.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit for the reinsurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Property
Underwriting (loss) profit	$(454.3)	$51.6	(980.4%)	$(320.2)	$127.4	(351.3%)

Combined ratio	246.1%	83.6%		136.9%	85.2%

Casualty & other
Underwriting (loss) profit	$(20.6)	$22.5	(191.6%)	$(38.9)	$54.3	(171.6%)

Combined ratio	103.2%	96.5%		102.0%	97.4%

Total
Underwriting (loss) profit	$(474.9)	$74.1	(740.9%)	$(359.1)	$181.7	(297.6%)

Combined ratio	149.8%	92.3%		112.6%	93.9%

Property. The underwriting losses in the third quarter and first nine months of 2017, compared with underwriting profits in the corresponding 2016 periods, primarily reflect significant catastrophe losses from Hurricanes Harvey, Irma and Maria, as discussed above.

Casualty & other. The underwriting losses in the third quarter and first nine months of 2017, compared with underwriting profits in the corresponding 2016 periods primarily reflect significant catastrophe losses from Hurricanes Harvey, Irma and Maria, as well as less favorable prior accident year loss reserve development, as discussed above.

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

The underwriting results of the insurance segment are presented below.

Three Months Ended September 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$234.6	$74.3	$41.6	$350.5
Net premiums written	170.8	69.5	41.5	281.8

Net premiums earned	179.0	66.1	41.4	286.5
Net loss and LAE:
Current year (excluding catastrophe losses)	99.3	37.5	31.1	167.9
Current year catastrophe losses	214.7	1.8	-	216.5
Prior years	(8.6)	(2.3)	(0.8)	(11.7)

Total net loss and LAE	305.4	37.0	30.3	372.7
Commissions, brokerage and other underwriting expenses	50.3	28.4	10.6	89.3

Underwriting (loss) profit(1)	$(176.7)	$0.7	$0.5	$(175.5)

Loss ratio(2):
Current year (excluding catastrophe losses)	55.5%	56.8%	75.2%	58.6%
Current year catastrophe losses	119.9%	2.7%	- %	75.6%
Prior years	(4.8%)	(3.5%)	(1.9%)	(4.1%)

Total net loss and LAE	170.6%	56.0%	73.3%	130.1%
Expense ratio(3)	28.1%	43.0%	25.5%	31.2%

Combined ratio(4)	198.7%	99.0%	98.8%	161.3%

Three Months Ended September 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$243.7	$68.5	$37.8	$350.0
Net premiums written	168.3	64.4	37.1	269.8

Net premiums earned	186.8	61.6	35.7	284.1
Net loss and LAE:
Current year (excluding catastrophe losses)	102.6	33.6	27.1	163.3
Current year catastrophe losses	8.7	1.8	-	10.5
Prior years	(16.5)	(0.9)	-	(17.4)

Total net loss and LAE	94.8	34.5	27.1	156.4
Commissions, brokerage and other underwriting expenses	53.9	26.4	9.6	89.9

Underwriting profit (loss)(1)	$38.1	$0.7	$(1.0)	$37.8

Loss ratio(2):
Current year (excluding catastrophe losses)	54.9%	54.6%	76.0%	57.5%
Current year catastrophe losses	4.7%	2.9%	- %	3.7%
Prior years	(8.8%)	(1.5%)	- %	(6.1%)

Total net loss and LAE	50.8%	56.0%	76.0%	55.1%
Expense ratio(3)	28.9%	42.9%	26.9%	31.7%

Combined ratio(4)	79.7%	98.9%	102.9%	86.8%

Nine Months Ended September 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$794.1	$213.2	$124.2	$1,131.5
Net premiums written	558.0	198.9	122.9	879.8

Net premiums earned	540.3	192.2	123.5	856.0
Net loss and LAE:
Current year (excluding catastrophe losses)	279.1	104.8	93.1	477.0
Current year catastrophe losses	227.9	4.0	-	231.9
Prior years	(27.3)	(3.1)	(1.8)	(32.2)

Total net loss and LAE	479.7	105.7	91.3	676.7
Commissions, brokerage and other underwriting expenses	158.3	83.3	32.2	273.8

Underwriting (loss) profit(1)	$(97.7)	$3.2	$-	$(94.5)

Loss ratio(2):
Current year (excluding catastrophe losses)	51.7%	54.5%	75.4%	55.8%
Current year catastrophe losses	42.2%	2.1%	- %	27.1%
Prior years	(5.1%)	(1.6%)	(1.5%)	(3.8%)

Total net loss and LAE	88.8%	55.0%	73.9%	79.1%
Expense ratio(3)	29.3%	43.4%	26.1%	32.0%

Combined ratio(4)	118.1%	98.4%	100.0%	111.1%

Nine Months Ended September 30, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$808.3	$201.5	$105.9	$1,115.7
Net premiums written	566.3	189.0	104.5	859.8

Net premiums earned	567.4	175.8	104.9	848.1
Net loss and LAE:
Current year (excluding catastrophe losses)	291.9	90.6	79.5	462.0
Current year catastrophe losses	37.6	5.0	-	42.6
Prior years	(40.5)	(3.2)	-	(43.7)

Total net loss and LAE	289.0	92.4	79.5	460.9
Commissions, brokerage and other underwriting expenses	161.9	78.7	28.9	269.5

Underwriting profit (loss)(1)	$116.5	$4.7	$(3.5)	$117.7

Loss ratio(2):
Current year (excluding catastrophe losses)	51.4%	51.6%	75.8%	54.5%
Current year catastrophe losses	6.6%	2.8%	- %	5.0%
Prior years	(7.1%)	(1.8%)	- %	(5.2%)

Total net loss and LAE	50.9%	52.6%	75.8%	54.3%
Expense ratio(3)	28.5%	44.8%	27.6%	31.8%

Combined ratio(4)	79.4%	97.4%	103.4%	86.1%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$234.6	$243.7	(3.7%)	$794.1	$808.3	(1.8%)
Net premiums written	170.8	168.3	1.5%	558.0	566.3	(1.5%)

Net premiums earned	179.0	186.8	(4.2%)	540.3	567.4	(4.8%)

CapSpecialty
Premiums written:
Gross premiums written	$74.3	$68.5	8.5%	$213.2	$201.5	5.8%
Net premiums written	69.5	64.4	7.9%	198.9	189.0	5.2%

Net premiums earned	66.1	61.6	7.3%	192.2	175.8	9.3%

PacificComp
Premiums written:
Gross premiums written	$41.6	$37.8	10.1%	$124.2	$105.9	17.3%
Net premiums written	41.5	37.1	11.9%	122.9	104.5	17.6%

Net premiums earned	41.4	35.7	16.0%	123.5	104.9	17.7%

Total
Premiums written:
Gross premiums written	$350.5	$350.0	0.1%	$1,131.5	$1,115.7	1.4%
Net premiums written	281.8	269.8	4.4%	879.8	859.8	2.3%

Net premiums earned	286.5	284.1	0.8%	856.0	848.1	0.9%

RSUI. The decreases in gross premiums written in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect decreases in the property and directors’ and officers’ liability lines of business, all due to an increase in competition and a reduction in pricing, partially offset by growth in the general liability lines of business.

The decreases in net premiums earned in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect a decrease in gross premiums written in the second and third quarters of 2017 and the fourth quarter of 2016, partially offset by a modest increase in gross premiums written in the first quarter of 2017.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect growth in the professional liability and miscellaneous medical lines of business due to CapSpecialty’s distribution initiatives, partially offset by a decrease in the environmental and construction liability lines of business.

The increases in net premiums earned in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect an increase in gross premiums written in recent quarters.

PacificComp. The increases in gross premiums written and net premiums earned in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in targeted segments of the workers’ compensation market in the State of California.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$99.3	$102.6	(3.2%)	$279.1	$291.9	(4.4%)
Current year catastrophe losses	214.7	8.7	2,367.8%	227.9	37.6	506.1%
Prior years	(8.6)	(16.5)	(47.9%)	(27.3)	(40.5)	(32.6%)

Total net loss and LAE	$305.4	$94.8	222.2%	$479.7	$289.0	66.0%

Loss ratio:
Current year (excluding catastrophe losses)	55.5%	54.9%		51.7%	51.4%
Current year catastrophe losses	119.9%	4.7%		42.2%	6.6%
Prior years	(4.8%)	(8.8%)		(5.1%)	(7.1%)

Total net loss and LAE	170.6%	50.8%		88.8%	50.9%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$37.5	$33.6	11.6%	$104.8	$90.6	15.7%
Current year catastrophe losses	1.8	1.8	- %	4.0	5.0	(20.0%)
Prior years	(2.3)	(0.9)	155.6%	(3.1)	(3.2)	(3.1%)

Total net loss and LAE	$37.0	$34.5	7.2%	$105.7	$92.4	14.4%

Loss ratio:
Current year (excluding catastrophe losses)	56.8%	54.6%		54.5%	51.6%
Current year catastrophe losses	2.7%	2.9%		2.1%	2.8%
Prior years	(3.5%)	(1.5%)		(1.6%)	(1.8%)

Total net loss and LAE	56.0%	56.0%		55.0%	52.6%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$31.1	$27.1	14.8%	$93.1	$79.5	17.1%
Current year catastrophe losses	-	-	–	-	-	–
Prior years	(0.8)	-	–	(1.8)	-	–

Total net loss and LAE	$30.3	$27.1	11.8%	$91.3	$79.5	14.8%

Loss ratio:
Current year (excluding catastrophe losses)	75.2%	76.0%		75.4%	75.8%
Current year catastrophe losses	- %	- %		- %	- %
Prior years	(1.9%)	- %		(1.5%)	- %

Total net loss and LAE	73.3%	76.0%		73.9%	75.8%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$167.9	$163.3	2.8%	$477.0	$462.0	3.2%
Current year catastrophe losses	216.5	10.5	1,961.9%	231.9	42.6	444.4%
Prior years	(11.7)	(17.4)	(32.8%)	(32.2)	(43.7)	(26.3%)

Total net loss and LAE	$372.7	$156.4	138.3%	$676.7	$460.9	46.8%

Loss ratio:
Current year (excluding catastrophe losses)	58.6%	57.5%		55.8%	54.5%
Current year catastrophe losses	75.6%	3.7%		27.1%	5.0%
Prior years	(4.1%)	(6.1%)		(3.8%)	(5.2%)

Total net loss and LAE	130.1%	55.1%		79.1%	54.3%

RSUI. The increases in net loss and LAE in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect higher catastrophe losses.

Catastrophe losses in the third quarter and first nine months of 2017 include $83.3 million related to Hurricane Harvey in August 2017, $103.7 million related to Hurricane Irma in September 2017 and $14.3 million related to Hurricane Maria in September 2017. Catastrophe losses in the third quarter and first nine months of 2017 also reflect losses from flooding in the State of California and severe weather primarily in the Southeastern and Midwestern U.S. Catastrophe losses in the third quarter of 2016 primarily reflect losses from flooding and severe weather primarily in the State of Louisiana and the Midwestern U.S. Catastrophe losses in the first nine months of 2016 also reflect losses from flooding and severe weather primarily in the State of Texas in April and May and, to a lesser extent, losses from wildfires in Alberta, Canada in May.

Net loss and LAE in the third quarter and first nine months of 2017 and 2016 include (favorable) unfavorable prior accident year loss reserve development as shown in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in millions)
Casualty	$(6.9)	(1)	$(11.9)	(2)	$(28.5)	(1)	$(32.1)	(2)
Property and other	(1.7)	(3)	(4.6)	(4)	1.2	(5)	(8.4)	(4)

Total	$(8.6)		$(16.5)		$(27.3)		$(40.5)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(3)	Primarily reflects favorable unallocated LAE development.
(4)	Primarily reflects favorable prior accident year loss reserve development in the non-catastrophe property lines of business in recent accident years.
(5)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years, partially offset by favorable catastrophe prior accident year loss reserve development related to the 2016 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2017.

CapSpecialty. The increases in net loss and LAE in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned and higher property losses. The increase in net loss and LAE in the third quarter of 2017 from the third quarter of 2016 was partially offset by more favorable prior accident year loss reserve development. Catastrophe losses in the third quarter and first nine months of 2017 include $0.3 million related to Hurricane Harvey in August 2017.

Net loss and LAE in the third quarter and first nine months of 2017 include favorable prior accident year loss reserve development primarily in the casualty lines of business primarily related to the 2010, 2014, 2015 and 2016 accident years. The favorable prior accident year loss reserve development in the first nine months of 2017 reflects net favorable loss emergence compared with loss emergence patterns assumed in earlier periods. Net loss and LAE in the third quarter of 2016 includes favorable prior accident year loss reserve development primarily in the surety lines of business related to the 2015 accident year. Net loss and LAE in the first nine months of 2016 includes favorable prior accident year loss reserve development primarily related to CapSpecialty’s legacy asbestos-related illness and environmental impairment liabilities and the surety lines of business.

PacificComp. The increases in net loss and LAE in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in the corresponding 2017 periods.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2017 relates primarily to the 2013 and prior accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$50.3	$53.9	(6.7%)	$158.3	$161.9	(2.2%)

Expense ratio	28.1%	28.9%		29.3%	28.5%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$28.4	$26.4	7.6%	$83.3	$78.7	5.8%

Expense ratio	43.0%	42.9%		43.4%	44.8%

PacificComp
Commissions, brokerage and other underwriting expenses	$10.6	$9.6	10.4%	$32.2	$28.9	11.4%

Expense ratio	25.5%	26.9%		26.1%	27.6%

Total
Commissions, brokerage and other underwriting expenses	$89.3	$89.9	(0.7%)	$273.8	$269.5	1.6%

Expense ratio	31.2%	31.7%		32.0%	31.8%

RSUI. The decreases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the impact of lower net premiums earned and the impact of losses arising from Hurricanes Harvey, Irma and Maria on short-term incentive compensation expense accruals.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses.

PacificComp. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses.

Insurance Segment: Underwriting profit. The following table presents underwriting profit for the insurance segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
RSUI
Underwriting (loss) profit	$ (176.7)	$ 38.1	(563.8%)	$ (97.7)	$ 116.5	(183.9%)

Combined ratio	198.7%	79.7%		118.1%	79.4%

CapSpecialty
Underwriting profit	$ 0.7	$ 0.7	- %	$ 3.2	$ 4.7	(31.9%)

Combined ratio	99.0%	98.9%		98.4%	97.4%

PacificComp
Underwriting profit (loss)	$ 0.5	$ (1.0)	(150.0%)	$ -	$ (3.5)	(100.0%)

Combined ratio	98.8%	102.9%		100.0%	103.4%

Total
Underwriting (loss) profit	$ (175.5)	$ 37.8	(564.3%)	$ (94.5)	$ 117.7	(180.3%)

Combined ratio	161.3%	86.8%		111.1%	86.1%

RSUI. The underwriting losses in the third quarter and first nine months of 2017, compared with underwriting profits in the corresponding 2016 periods primarily reflect the impact of significant catastrophe losses from Hurricanes Harvey, Irma and Maria, as discussed above.

CapSpecialty. The decrease in underwriting profit in the first nine months of 2017 from the first nine months of 2016 primarily reflects the impact of higher property losses, as discussed above.

PacificComp. The underwriting profit in the third quarter of 2017 compared with the underwriting loss in the third quarter of 2016, and the decrease in underwriting loss in the first nine months of 2017 from the first nine months of 2016, primarily reflect favorable prior accident year loss reserve development and the impact of growing net premiums earned, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	($ in millions)
Net investment income	$ 101.4	$ 118.7	(14.6%)	$ 311.7	$ 326.4	(4.5%)
Net realized capital gains	21.5	27.1	(20.7%)	90.8	107.6	(15.6%)
Other than temporary impairment losses	(6.1)	(11.7)	(47.9%)	(13.1)	(38.2)	(65.7%)

Net Investment Income. The decreases in net investment income in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily relate to losses incurred on our equity interests in the Pillar Investments arising from significant catastrophe losses incurred in August and September 2017 and, for the first nine months of 2017 only, a $12.6 million charge on our equity investment in Ares. The charge on our equity investment in Ares reflects our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity. Ares expects to receive future management fees derived from the assets under management of the acquired entity.

Net Realized Capital Gains. The decreases in net realized capital gains in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect lower gains for the equity and bond portfolio, partially offset by gains on the sale of certain exchange-traded funds in the third quarter of 2017. In addition, the first nine months of 2016 reflected a one-time $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital, as more fully described in the following pages.

Other Than Temporary Impairment Losses. OTTI losses in the first nine months of 2017 reflect $13.1 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $13.1 million of OTTI losses, $11.8 million related to equity securities, primarily in the retail sector, and $1.3 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $13.1 million of OTTI losses, $6.1 million was incurred in the third quarter of 2017.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt and equity securities as of September 30, 2017.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares, W&W|AFCO Steel, beginning April 28, 2017, and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert,” beginning August 1, 2017; (ii) oil and gas operations conducted through SORC; and (iii) corporate operations and investments at the Alleghany Capital level.

On August 1, 2017, Alleghany Capital acquired a 45 percent equity interest in Wilbert, a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas, for $72.3 million. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

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

The results of Alleghany Capital for the third quarter and first nine months of 2017 and 2016 are presented below.

	Three Months Ended September 30,
	2017				2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.9	$-	$0.7	$1.6	$-	$-	$-	$-
Net realized capital gains	0.7	-	-	0.7	0.1	-	-	0.1
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	288.8	2.4	0.5	291.7	216.7	2.4	(0.5)	218.6
Other operating expenses	259.6	9.1	0.4	269.1	192.9	9.3	1.4	203.6
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	6.0	-	-	6.0	6.7	-	-	6.7
Interest expense	1.2	-	-	1.2	0.5	-	0.1	0.6

Earnings (losses) before income taxes	$23.6	$(6.7)	$0.8	$17.7	$16.7	$(6.9)	$(2.0)	$7.8

Adjusted EBITDA(1)	$34.3	$(3.8)	$0.8	$31.3	$25.6	$(3.4)	$(1.9)	$20.3
Less: depreciation expense	(3.2)	(2.9)	-	(6.1)	(1.8)	(3.5)	-	(5.3)
Less: amortization of intangible assets	(6.0)	-	-	(6.0)	(6.7)	-	-	(6.7)
Less: interest expense	(1.2)	-	-	(1.2)	(0.5)	-	(0.1)	(0.6)
Add: net realized capital gains	0.7	-	-	0.7	0.1	-	-	0.1
Adjustments to equity in earnings of Wilbert	(1.0)	-	-	(1.0)	-	-	-	-

Earnings (losses) before income taxes	$23.6	$(6.7)	$0.8	$17.7	$16.7	$(6.9)	$(2.0)	$7.8

	Nine Months Ended September 30,
	2017				2016
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$1.1	$-	$1.0	$2.1	$0.2	$-	$(0.2)	$-
Net realized capital gains	0.9	-	-	0.9	(0.2)	-	13.2	13.0
Other than temporary impairment losses	-	-	-	-	-	-	-	-
Other revenue	626.3	7.5	0.5	634.3	511.0	6.8	(0.5)	517.3
Other operating expenses	579.4	27.2	11.6	618.2	474.6	27.6	5.8	508.0
Corporate administration	-	-	-	-	-	-	-	-
Amortization of intangible assets	15.4	-	-	15.4	16.9	-	-	16.9
Interest expense	2.9	-	0.1	3.0	1.1	-	0.1	1.2

Earnings (losses) before income taxes	$30.6	$(19.7)	$(10.2)	$0.7	$18.4	$(20.8)	$6.6	$4.2

Adjusted EBITDA(1)	$56.8	$(10.9)	$(10.1)	$35.8	$41.5	$(10.1)	$(6.5)	$24.9
Less: depreciation expense	(7.8)	(8.8)	-	(16.6)	(4.9)	(10.7)	-	(15.6)
Less: amortization of intangible assets	(15.4)	-	-	(15.4)	(16.9)	-	-	(16.9)
Less: interest expense	(2.9)	-	(0.1)	(3.0)	(1.1)	-	(0.1)	(1.2)
Add: net realized capital gains	0.9	-	-	0.9	(0.2)	-	13.2	13.0
Adjustments to equity in earnings of Wilbert	(1.0)	-	-	(1.0)	-	-	-	-

Earnings (losses) before income taxes	$30.6	$(19.7)	$(10.2)	$0.7	$18.4	$(20.8)	$6.6	$4.2

(1)	Adjusted EBITDA is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted EBITDA represents other revenue less certain other expenses and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment losses; and (vi) income taxes.

The following table presents the changes in Alleghany Capital’s equity for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$607.5	$146.0	$(5.2)	$748.3	$453.4	$149.2	$(12.1)	$590.5
Earnings (losses) before income taxes	23.6	(6.7)	0.8	17.7	30.6	(19.7)	(10.2)	0.7
Income taxes(1)	(0.7)	2.6	(5.2)	(3.3)	(0.9)	7.2	(3.6)	2.7
Net earnings attributable to noncontrolling interest	(4.2)	-	-	(4.2)	(5.2)	-	-	(5.2)
Capital contributions (returns of capital) and other(2)	67.0	7.3	0.5	74.8	215.3	12.5	16.8	244.6

Equity, end of period	$693.2	$149.2	$(9.1)	$833.3	$693.2	$149.2	$(9.1)	$833.3

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital level.
(2)	For the third quarter of 2017, primarily reflects the investment in Wilbert, and for the first nine months of 2017, also reflects the acquisition of W&W|AFCO Steel.

Net investment income. The increases in net investment income in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect Alleghany Capital’s earnings from its investment in Wilbert.

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

Other revenue and Other operating expenses. The increases in other revenue and other operating expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect the acquisition of W&W|AFCO Steel. The increases in other operating expenses in the first nine months of 2017 from the first nine months of 2016 also reflect finders fees, legal and accounting costs and other transaction-related expenses at the Alleghany Capital level.

Amortization of intangible assets. The decreases in amortization expenses in the third quarter and first nine months of 2017 from the corresponding 2016 periods primarily reflect decreases in amortization expense at IPS, as certain of IPS’s intangible assets were fully amortized as of December 31, 2016, partially offset by the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2017 from the corresponding 2016 periods reflect new or increased borrowings at Bourn & Koch and Jazwares and borrowings at W&W|AFCO Steel.

Earnings (losses) before income taxes. The increase in earnings before income taxes in the third quarter of 2017 from the third quarter of 2016 primarily reflects higher margins of the manufacturing and service operations, as well as the inclusion of W&W|AFCO Steel and our investment in Wilbert, as discussed above. The decrease in earnings before income taxes in the first nine months of 2017 from the first nine months of 2016 primarily reflects the $13.2 million Jazwares Remeasurement Gain in the 2016 period, partially offset by higher margins of the manufacturing and service operations, as well as the inclusion of W&W|AFCO Steel and our investment in Wilbert, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	1.7	1.9	8.1	5.9
Net realized capital gains	10.7	-	10.1	(3.5)
Other than temporary impairment losses	-	-	-	-
Other revenue	(0.1)	6.1	5.6	6.7

Total revenues	12.3	8.0	23.8	9.1

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	0.5	1.2	2.6	2.4
Corporate administration	(3.2)	10.4	26.4	33.0
Amortization of intangible assets	-	-	-	-
Interest expense	13.0	13.3	39.5	39.6

Earnings (losses) before income taxes	$2.0	$(16.9)	$(44.7)	$(65.9)

Net investment income. The increase in net investment income in the first nine months of 2017 from the first nine months of 2016 primarily reflects higher income from new investments in other invested assets resulting from the purchase of certain non-marketable equity investments at the Alleghany parent company.

Net realized capital gains. The net realized capital gains in the third quarter and first nine months of 2017 primarily reflect gains on the sale of certain exchange-traded funds. The net realized capital losses in the first nine months of 2016 primarily reflect the sale at a loss of equity securities in the health care sector in the first quarter of 2016.

Other revenue. The decrease in other revenue in the third quarter of 2017 from the third quarter of 2016 reflects a gain on the sale of a retail shopping center by Alleghany Properties in July 2016. The decrease in other revenue in the first nine months of 2017 from the first nine months of 2016 reflects lower real estate sales activity at Alleghany Properties.

Corporate administration. The negative corporate administration expense in the third quarter of 2017 compared with corporate administration expense in the third quarter of 2016, and the decrease in corporate administration expense in the first nine months of 2017 from the first nine months of 2016, primarily reflect the impact of losses arising from Hurricanes Harvey, Irma and Maria on long-term incentive compensation expense accruals at Alleghany.

Earnings (losses) before income taxes. The earnings before income taxes in the third quarter of 2017 compared with the net losses before income taxes in the third quarter of 2016, and the decrease in losses before income taxes in the first nine months of 2017 from the first nine months of 2016, primarily reflect the impact of losses arising from Hurricanes Harvey, Irma and Maria on long-term incentive compensation expense accruals and net realized capital gains in the third quarter and first nine months of 2017, as explained above.

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

	As of September 30, 2017			As of December 31, 2016
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,891.3	$(523.9)	$1,367.4	$952.7	$(106.7)	$846.0
Casualty & other(1)	7,524.7	(259.9)	7,264.8	7,324.4	(226.0)	7,098.4

	9,416.0	(783.8)	8,632.2	8,277.1	(332.7)	7,944.4

Insurance Segment
Property	581.6	(231.1)	350.5	362.2	(186.8)	175.4
Casualty(2)	2,076.1	(672.7)	1,403.4	2,083.1	(696.0)	1,387.1
Workers’ Compensation	274.2	(1.1)	273.1	241.2	(1.8)	239.4
All other(3)	181.4	(77.6)	103.8	192.1	(87.4)	104.7

	3,113.3	(982.5)	2,130.8	2,878.6	(972.0)	1,906.6

Eliminations	(72.9)	72.9	-	(68.5)	68.5	-

Total	$12,456.4	$(1,693.4)	$10,763.0	$11,087.2	$(1,236.2)	$9,851.0

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between September 30, 2017 and December 31, 2016. Gross and net loss and LAE reserves, and reinsurance recoverables as of September 30, 2017 increased from December 31, 2016, primarily reflecting significant catastrophe losses. Catastrophe losses, net of reinsurance, in the third quarter and first nine months of 2017 included $264.6 million related to Hurricane Harvey in August 2017, $312.0 million related to Hurricane Irma in September 2017, and $170.3 million related to Hurricane Maria in September 2017, all as discussed above.

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

As of September 30, 2017, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,738.4 million, consisting of $1,693.4 million of ceded outstanding loss and LAE and $45.0 million of recoverables on paid losses. See Part I, Item 1,

“Business—Reinsurance Protection” of the 2016 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2017:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$159.5	9.2%
Syndicates at Lloyd’s of London	A (Excellent)	135.8	7.8%
PartnerRe Ltd	A (Excellent)	122.5	7.0%
Fairfax Financial Holdings Ltd(3)	A (Excellent)	102.0	5.9%
RenaissanceRe Holdings Ltd	A+ (Superior)	99.1	5.7%
Chubb Corporation	A++ (Superior)	89.4	5.1%
W.R. Berkley Corporation	A+ (Superior)	88.3	5.1%
Liberty Mutual	A (Excellent)	72.6	4.2%
Kane SAC Ltd (4)	not rated	70.4	4.0%
Hannover Ruck SE	A+ (Superior)	53.5	3.1%
All other reinsurers		745.3	42.9%

Total reinsurance recoverables(5)		$1,738.4	100.0%

Secured reinsurance recoverables(4)		$477.7	27.5%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In July 2017, Fairfax Financial Holdings Ltd acquired Allied World Assurance Company Holdings, AG.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(5)	Approximately 80 percent of our reinsurance recoverables balance as of September 30, 2017 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.

We had no allowance for uncollectible reinsurance as of September 30, 2017.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2017, we held total marketable securities and cash of $1,110.3 million, compared with $1,047.4 million as of December 31, 2016. The increase in the nine months ended September 30, 2017 primarily reflects the receipt of dividends from TransRe and RSUI, partially offset by contributions to Alleghany Capital to fund the acquisition of approximately 80 percent of the equity in W&W|AFCO Steel and the 45 percent equity interest in Wilbert, as well as the purchase of certain non-marketable equity investments at the Alleghany parent company. The $1,110.3 million is comprised of $549.4 million at the Alleghany parent company, $533.2 million at AIHL and $27.7 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2017.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.2 billion as of September 30, 2017, compared with approximately $7.9 billion as of December 31, 2016. The increase in stockholders’ equity in the first nine months of 2017 primarily reflects an increase in unrealized appreciation on our equity and, to a lesser extent, bond portfolios, partially offset by net losses attributable to Alleghany stockholders in the first nine months of 2017. Net losses attributable to Alleghany stockholders in the first nine months of 2017 primarily reflect significant catastrophe losses from Hurricanes Harvey, Irma and Maria at our reinsurance and insurance segments, as discussed above. As of September 30, 2017, we had 15,403,758 shares of our common stock outstanding, compared with 15,410,164 shares of our common stock outstanding as of December 31, 2016.

Sale of Subsidiary. On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint Mutual Insurance Company (“CopperPoint”) for total cash consideration of approximately $150 million. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. The transaction, which is subject to customary regulatory review and approvals, is expected to close on December 31, 2017. Upon closing, we expect to record an estimated after-tax gain of approximately $25 million, which amount includes a tax benefit. As of September 30, 2017, PacificComp’s total assets were $440.6 million, consisting primarily of debt securities, and PacificComp’s total liabilities were $313.7 million, consisting primarily of loss and LAE reserves.

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

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from July 31, 2017 through September 30, 2017.

The Credit Agreement replaced our previous four-year credit agreement, or the “Prior Credit Agreement,” which provided for an unsecured revolving credit facility in an aggregate principal amount of up to $200.0 million. The Prior Credit Agreement was terminated on July 31, 2017 in advance of its scheduled October 15, 2017 expiration date. There were no borrowings under the Prior Credit Agreement in the seven months ended July 31, 2017.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the “2014 Repurchase Program.” In November 2015, our Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of September 30, 2017, we had $370.7 million remaining under our share repurchase authorization.

The following table presents the shares of our common stock that we repurchased in the three and nine months ended September 30, 2017 and 2016 pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares repurchased	15,916	4,621	15,916	117,721
Cost of shares repurchased (in millions)	$8.5	$2.4	$8.5	$55.7
Average price per share repurchased	$537.14	$517.40	$537.14	$472.97

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that the Pillar Investments represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of September 30, 2017, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $216.7 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at our discretion. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets and we account for our investment using the equity method of accounting. As of September 30, 2017, AIHL’s carrying value in Ares was $213.9 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of September 30, 2017, the carrying value of our commercial mortgage loan portfolio was $649.7 million, representing the unpaid principal balance on the loans. As of September 30, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of September 30, 2017, we had holdings in energy sector businesses of $519.3 million, comprised of $319.4 million of debt securities, $50.7 million of equity securities and $149.2 million of Alleghany’s equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2017.

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

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through September 30, 2017, we have invested $281.8 million in SORC.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $102.5 million as of September 30, 2017. The $102.5 million includes $31.2 million of borrowings by Jazwares under its available credit facility, $23.0 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans, $17.0 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, $15.9 million of borrowings by IPS under its available credit facility, and $15.4 million of term loans at Bourn & Koch related to borrowings to finance an acquisition. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2017 and December 31, 2016 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2017. The following table presents the ratings of our debt securities portfolio as of September 30, 2017:

	Ratings as of September 30, 2017
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,020.7	$-	$-	$-	$1,020.7
Municipal bonds	549.3	2,574.2	835.6	124.8	47.8	4,131.7
Foreign government obligations	572.6	338.0	210.7	19.6	-	1,140.9
U.S. corporate bonds	4.7	91.0	628.3	995.6	761.4	2,481.0
Foreign corporate bonds	202.9	149.9	543.1	285.5	112.8	1,294.2
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	15.3	923.6	0.1	7.2	8.0	954.2
Commercial mortgage-backed securities (“CMBS”)	172.4	270.3	66.5	1.4	6.3	516.9
Other asset-backed securities	712.7	234.4	356.8	339.9	29.0	1,672.8

Total debt securities	$2,229.9	$5,602.1	$2,641.1	$1,774.0	$965.3	$13,212.4

Percentage of debt securities	16.9%	42.4%	20.0%	13.4%	7.3%	100.0%

(1)	Consists of $223.0 million of securities rated BB / Ba, $286.8 million of securities rated B, $51.5 million of securities rated CCC, $3.2 million of securities rated CC, $3.7 million of securities rated below CC and $397.1 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of September 30, 2017, our debt securities portfolio had an effective duration of approximately 4.5 years, approximately the same duration as of December 31, 2016. As of September 30, 2017, approximately $3.5 billion, or 26.6 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $19.0 billion as of September 30, 2017 from approximately $18.1 billion as of December 31, 2016, primarily reflecting the impact of an increase in unrealized appreciation on our equity portfolio and, to a lesser extent, our bond portfolio, partially offset by the acquisition of approximately 80 percent of the equity in W&W|AFCO Steel.

Fair Value. The following table presents the carrying value and estimated fair value of our consolidated financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$ 17,590.2	$ 17,590.2	$ 16,899.2	$ 16,899.2

Liabilities
Senior Notes and other debt(2)	$ 1,486.4	$ 1,655.5	$ 1,476.5	$ 1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for additional information on the senior notes.

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2017
Equity securities:
Common stock	$ 3,815.2	$ 0.5	$ 0.9	$ 3,816.6
Preferred stock	-	-	5.0	5.0

Total equity securities	3,815.2	0.5	5.9	3,821.6

Debt securities:
U.S. Government obligations	-	1,020.7	-	1,020.7
Municipal bonds	-	4,131.7	-	4,131.7
Foreign government obligations	-	1,136.2	4.7	1,140.9
U.S. corporate bonds	-	2,202.2	278.8	2,481.0
Foreign corporate bonds	-	1,254.3	39.9	1,294.2
Mortgage and asset-backed securities:
RMBS(1)	-	948.8	5.4	954.2
CMBS	-	505.5	11.4	516.9
Other asset-backed securities(2)	-	490.3	1,182.5	1,672.8

Total debt securities	-	11,689.7	1,522.7	13,212.4
Short-term investments	-	547.8	-	547.8
Other invested assets(3)	-	-	8.4	8.4

Total investments (excluding equity method investments and loans)	$ 3,815.2	$ 12,238.0	$ 1,537.0	$ 17,590.2

Senior Notes and other debt	$ -	$ 1,553.0	$ 102.5	$ 1,655.5

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,146.2 million and $903.8 million of collateralized loan obligations as of September 30, 2017 and December 31, 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2017, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
						($ in millions)
New York	$18.6	$-	$-	$-	$100.0	$163.3	$83.7	$49.5	$415.1	$15.4	$430.5
California	9.8	46.7	-	9.4	1.3	27.4	113.5	7.5	215.6	99.7	315.3
Texas	13.0	-	0.2	-	26.4	96.5	75.3	2.4	213.8	81.9	295.7
Massachusetts	28.9	24.9	-	-	29.6	40.3	32.3	0.2	156.2	115.9	272.1
Washington	1.2	-	-	-	13.6	21.1	56.6	2.3	94.8	69.1	163.9
Ohio	46.3	1.5	0.2	1.5	2.1	-	49.2	2.2	103.0	59.5	162.5
Colorado	25.1	14.0	-	13.4	8.4	32.1	6.9	2.3	102.2	22.8	125.0
North Carolina	11.4	26.2	1.8	0.3	-	0.5	6.8	9.5	56.5	52.6	109.1
Florida	9.4	0.3	-	-	14.2	32.6	14.7	10.1	81.3	27.6	108.9
Pennsylvania	2.5	0.6	10.4	-	-	41.7	2.2	6.3	63.7	44.9	108.6
All other states	215.6	115.4	26.9	75.3	152.6	191.3	221.2	107.9	1,106.2	323.4	1,429.6

Total	$381.8	$229.6	$39.5	$99.9	$348.2	$646.8	$662.4	$200.2	$2,608.4	$912.8	3,521.2

Total advance refunded / escrowed maturity bonds											610.5

Total municipal bonds											$4,131.7

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

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach is required for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K for further information on our leases.

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

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the fourth quarter of 2017, and we will record a cumulative effect reduction directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income at that time. We do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and better aligns hedge accounting with a company’s risk management activities. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents sensitivity analyses as of September 30, 2017 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2017 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)

Assets:
Debt securities, fair value	$14,546.9	$14,286.6	$13,808.3	$13,212.4	$12,632.4	$12,078.8	$11,556.9
Estimated change in fair value	1,334.5	1,074.2	595.9	-	(580.0)	(1,133.6)	(1,655.5)

Liabilities:
Senior Notes and other debt, fair value	$2,129.5	$1,959.9	$1,795.2	$1,655.5	$1,536.8	$1,434.6	$1,346.2
Estimated change in fair value	474.0	304.4	139.7	-	(118.7)	(220.9)	(309.3)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2017 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 3,821.6	20% Increase	$ 4,585.9	6.1%
	20% Decrease	$ 3,057.3	(6.1%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $338.0 million as of September 30, 2017.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made, and we have recently initiated a hedging program that is designed to reduce this risk for a portion of our exposure to certain currencies. As of September 30, 2017, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of September 30, 2017 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 223.7 (1)	20% Increase	$ 268.4	0.4%
	20% Decrease	$ 179.0	(0.4%)

(1)	Denotes a net asset position as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended September 30, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended September 30, 2017:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July 31	-	$-	-	$379.2
August 1 to August 31	-	-	-	379.2
September 1 to September 30	15,916	537.14	15,916	370.7

Total	15,916	537.14	15,916

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

10.1(a)	Credit Agreement, dated as of July 31, 2017, among Alleghany Corporation, the Lenders which are signatories thereto and U.S. Bank National Association, as administrative agent for the Lenders, filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on August 1, 2017, is incorporated herein by reference.

10.1(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on August 1, 2017, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

95	Mine Safety Disclosure required under Item 104 of Regulation S-K.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: November 2, 2017	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)