Form 10-K
period 2017-12-31
ALLEGHANY CORP /DE
filed 2018-02-21
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition on period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).

Yes    ☐                No     ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,815,683,664 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 12, 2018, 15,391,416 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 27, 2018 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2017, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;

•	“PacificComp” are to our former wholly-owned subsidiary Pacific Compensation Corporation and its subsidiary, which were sold on December 31, 2017;

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;

•	“Bourn & Koch” are to our majority-owned subsidiary Bourn & Koch, Inc. and its subsidiary;

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;

•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries; and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in this Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of this Form 10-K for additional information.

PART I

Item 1. Business.

Overview

We are a Delaware corporation which owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. We were incorporated in Delaware in 1984. Through our wholly-owned subsidiary TransRe, we are engaged in the property and casualty reinsurance business. TransRe has been our wholly-owned subsidiary since March 2012. Through our wholly-owned subsidiary AIHL and its subsidiaries, we are engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI, CapSpecialty and, prior to its sale on December 31, 2017, PacificComp. CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp had been a subsidiary of AIHL since July 2007. AIHL Re, a captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also source, execute, manage and monitor certain private investments primarily through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s investments are included in other activities for segment reporting purposes and include:

•	SORC. In June 2011, we formed SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado.

•	Bourn & Koch. On April 26, 2012, we acquired Bourn & Koch, a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois.

•	Kentucky Trailer. On August 30, 2013, we invested in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest.

•	IPS. On October 31, 2015, we acquired IPS, a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania.

•	Jazwares. On July 31, 2014, we invested in Jazwares, a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida for a 30 percent interest. On April 15, 2016, we acquired an additional 50 percent of Jazwares’ outstanding equity, bringing our equity ownership to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting.

•	W&W|AFCO Steel. On April 28, 2017, we acquired W&W|AFCO Steel, a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma. And,

•	Wilbert. On August 1, 2017, we acquired a 45 percent equity interest in Wilbert, a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. Wilbert is accounted for under the equity method of accounting.

In addition, we own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties. We owned an approximately 15 percent equity interest in ORX Exploration, Inc., or “ORX,” a regional oil and gas exploration and production company, until it was sold on December 23, 2016. Our public equity investments are managed primarily through our wholly-owned subsidiary Roundwood.

As of December 31, 2017, we had total assets of $25.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.5 billion.

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

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares, W&W|AFCO Steel and Alleghany Capital’s investment in Wilbert. Oil and gas operations are conducted through SORC, and also included Alleghany Capital’s investment in ORX until it was sold on December 23, 2016. Wilbert is, and ORX was, accounted for under the equity method of accounting. The primary components of corporate activities are Alleghany Properties and other activities at the Alleghany parent company.

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

TransRe, through its principal wholly-owned subsidiaries Transatlantic Reinsurance Company, or “TRC,” TransRe London Ltd., or “TRL,” and TransRe Zurich Ltd., or “TRZ,” offers reinsurance capacity to reinsurance and insurance companies for property and casualty products. These products are distributed through brokers and on a direct basis in the domestic and foreign markets. TransRe is headquartered in New York, New York, with six other locations in the U.S. and has operations worldwide, including: Africa, Australia, Bermuda, Canada, five locations in Asia, three locations in Central and South America, and five locations in the U.K. and Europe. TRC is licensed, accredited or authorized or can serve as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the U.K., the Dominican Republic, the Hong Kong Special Administrative Region of the People’s Republic of China, Germany, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the U.K. and TRZ is licensed as a reinsurer in Switzerland and Dubai.

The reinsurance segment is reported through two major product lines, “property” and “casualty & other.”

•	Property. TransRe’s principal lines of business within property include fire, allied lines, auto physical damage and homeowners multiple peril (which include property catastrophe risks). In 2017, property reinsurance accounted for approximately 37 percent of TransRe’s gross premiums written.

•	Casualty & other. TransRe’s principal lines of business within casualty & other include liability (including directors’ and officers’ liability, errors and omissions liability and general liability), medical malpractice, ocean marine and aviation, auto liability (including non-standard risks), accident and health, surety and credit. In 2017, casualty & other reinsurance accounted for approximately 63 percent of TransRe’s gross premiums written.

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

In July 2016, TransRe entered into an initial five-year agreement with General Reinsurance Corporation, a wholly owned subsidiary of Berkshire Hathaway Inc., for TransRe to act as exclusive underwriting manager on behalf of General Reinsurance Corporation for U.S. and Canadian property and casualty treaty reinsurance business produced by brokers and intermediaries. Fees earned under this agreement are included in other revenue in the Consolidated Statements of Earnings and Comprehensive Income.

As of December 31, 2017, the statutory surplus of TRC was $5.0 billion, as determined in accordance with statutory accounting principles, or “SAP,” and the consolidated equity of TransRe was $5.2 billion, as determined in accordance with accounting principles generally accepted in the U.S., or “GAAP.”

Distribution. TransRe provides property and casualty reinsurance capacity through brokers as well as directly to insurance and reinsurance companies in domestic and foreign markets. In 2017, approximately 85 percent of TransRe’s gross premiums written were written through brokers with the balance written directly with ceding company clients. In the reinsurance brokerage industry, brokers are engaged by the ceding companies to place reinsurance on their behalf. In 2017, companies controlled by Aon plc, TigerRisk Partners, LLC and Marsh & McLennan Companies, Inc. were TransRe’s largest brokerage sources of business, accounting for approximately 24 percent, 19 percent and 16 percent, respectively, of gross premiums written. The reinsurance brokerage industry is dominated by certain of these brokers. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

Underwriting. TransRe’s underwriting process emphasizes a team approach among TransRe’s underwriters, actuaries, claims staff and senior management, as appropriate. Treaties are reviewed for compliance with TransRe’s underwriting guidelines and objectives, and most treaties are evaluated in part based upon actuarial analyses conducted by TransRe. TransRe’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered. Property catastrophe-exposed treaties are generally evaluated using industry standard models, as well as proprietary TransRe models. These models are used as a guide for risk assessment and portfolio optimization and are continually updated. TransRe also frequently conducts underwriting and claims audits at the offices of a ceding company before and after entering into major treaties, because reinsurers, including TransRe, do not separately evaluate each of the individual risks assumed under their treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TransRe, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated and priced the risks to be reinsured and, therefore, that the premiums ceded may not adequately compensate reinsurers for the risk assumed.

TransRe often seeks to lead treaty placements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and takes the initiative in negotiating price, terms and conditions. TransRe believes that this strategy enables it to influence more effectively the terms and conditions of the treaties in which it participates. TransRe may decline any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed; actuarial and underwriting judgment with respect to rate adequacy; various treaty terms; prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty; prior business experience with the ceding company; overall financial position; operating results; ratings from credit rating agencies of the ceding company; and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

Ratings. TRC, TRL and TRZ are rated “A+” by Standard & Poor’s Ratings Services, or “S&P,” and A+ (Superior) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated A1 by Moody’s Investors Service Inc., or “Moody’s,” independent organizations that analyze the insurance industry and the financial positions of reinsurance and insurance companies. Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on page 58 of this Form 10-K.

Insurance Segment

The insurance segment consists of property and casualty insurance operations conducted by AIHL through its insurance operating subsidiaries RSUI, headquartered in Atlanta, Georgia; CapSpecialty, headquartered in Middleton, Wisconsin; and, prior to December 31, 2017, PacificComp, headquartered in Westlake Village, California. AIHL Re, our Vermont-domiciled captive reinsurance company, provides reinsurance to our current and former insurance operating subsidiaries and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CapSpecialty, PacificComp and AIHL Re.

In 2017, property insurance accounted for approximately 33 percent, and casualty insurance accounted for approximately 67 percent, of AIHL’s gross premiums written.

RSUI

General. RSUI, which includes the operations of its wholly-owned subsidiaries RSUI Indemnity Company, or “RIC,” Landmark American Insurance Company, or “Landmark,” and Covington Specialty Insurance Company, or “Covington,” underwrites specialty insurance coverages in the property, umbrella/excess liability, general liability, management liability and professional liability lines of business. RSUI also writes a modest amount of reinsurance business on an assumed basis, which is included in the insurance segment.

The market for specialty insurance coverages differs significantly from the market for standard insurance coverages. The specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of the standard market which provides coverage for largely uniform and relatively predictable exposures and is highly regulated with respect to rates and forms.

RSUI writes specialty business on both an admitted and non-admitted basis. Insurers may market, sell and service insurance policies in the states where they are licensed. These insurers are referred to as admitted insurers. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from a state’s admitted insurance markets. Non-admitted insurance is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by insureds’ direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. RSUI writes specialty business in the admitted specialty market primarily through RIC, a New Hampshire-domiciled insurer, in the 50 states and the District of Columbia where RIC is licensed and subject to state form and rate regulations. Most of the risks in the admitted specialty market are unique and hard-to-place in the standard market, but must remain with an admitted insurance company for regulatory and/or marketing reasons. As an admitted carrier, RIC is subject to more state regulation than a non-admitted carrier, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

RSUI writes business on an approved, non-admitted basis primarily through Landmark, a New Hampshire-domiciled insurer. Landmark, as a non-admitted company, is not subject to state form and rate regulations and thus has more flexibility in its rates and coverages for specialized or hard-to-place risks. This typically results in coverages that are more restrictive and expensive than coverages written by a standard insurance company. As of December 31, 2017, Landmark was approved to write business on a non-admitted basis in 50 states.

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

As of December 31, 2017, the statutory surplus of RIC was approximately $1.6 billion, the statutory surplus of Landmark was approximately $185 million, the statutory surplus of Covington was approximately $47 million, each as determined in accordance with SAP, and the consolidated equity of RSUI was $1.7 billion, as determined in accordance with GAAP.

Distribution. As of December 31, 2017, RSUI conducted its insurance business through approximately 103 independent wholesale insurance brokers located throughout the U.S. and 23 managing general agents. RSUI’s wholesale brokers are appointed on an individual basis based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent, and the size and experience of the agency, and only specific locations of a wholesale broker’s operations may be appointed to distribute RSUI’s products. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority for RSUI. RSUI’s top five producing wholesale brokers accounted for approximately 69 percent of gross premiums written by RSUI in 2017. RSUI’s top two producing wholesale brokers, CRC Insurance Services, Inc. and AmWINS Group, Inc., accounted for, in the aggregate, approximately 43 percent of RSUI’s gross premiums written in 2017. RSUI has entered into underwriting authority arrangements with 23 managing general agents for small, specialized coverages.

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

CIC conducts its property and casualty insurance business on an admitted basis throughout the U.S. CIC also writes surety products such as commercial surety bonds and contract surety bonds on a national basis. Commercial surety bonds include all surety bonds other than contract surety bonds and cover obligations typically required by law or regulation, such as licenses and permits. CIC offers contract surety bonds in the non-construction segment of the market which secure performance under supply, service and maintenance contracts.

CSIC conducts substantially all of its business on an approved, non-admitted basis nationally and writes primarily specialty lines of property and casualty insurance, including the professional lines of business.

Platte River is licensed in the 50 states and the District of Columbia and operates in conjunction with CIC, primarily providing surety products and offering pricing flexibility in those jurisdictions where both CIC and Platte River are licensed.

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

As of December 31, 2017, the statutory surplus of CIC was approximately $265 million, which included the statutory surplus of CSIC of approximately $59 million and the statutory surplus of Platte River of approximately $48 million, each as determined in accordance with SAP. As of December 31, 2017, the consolidated equity of CapSpecialty was $367.7 million, as determined in accordance with GAAP.

Distribution. CapSpecialty conducts its insurance business through independent wholesale brokerage and retail agents and general insurance agents located throughout the U.S. As of December 31, 2017, CapSpecialty had 66 general agents licensed to write property and casualty and surety coverages, approximately 109 brokers specializing in professional liability coverages and approximately 272 independent agents licensed only to write surety coverages. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages, and non-contract surety products.

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

Ratings. CIC, CSIC and Platte River are rated A (Excellent) on a reinsured basis by A.M. Best.

PacificComp

General. PacificComp, a provider of workers’ compensation insurance primarily in the state of the California, had been a subsidiary of AIHL since July 2007.

Sale. On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint Mutual Insurance Company, or “CopperPoint,” for total cash consideration of approximately $158 million. The transaction closed on December 31, 2017, at which time: (i) approximately $442 million of PacificComp assets, consisting primarily of debt securities, and approximately $316 million of PacificComp liabilities, consisting primarily of loss and LAE reserves, were transferred; and (ii) AIHL recorded an after-tax gain of approximately $16 million, which included a tax benefit. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. AIHL Re’s obligations, which are guaranteed by Alleghany, are subject to: (i) an aggregate limit of $150.0 million; and (ii) a final commutation and settlement as of December 31, 2024.

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

Information on prior year loss reserve development and incurred and paid loss and LAE development by segment can be found in Note 6(b) and Note 6(c), respectively, to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The reconciliation between the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in our consolidated financial statements prepared in accordance with GAAP for the last three years is presented below:

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	As of December 31,
	2017	2016	2015
	($ in millions)

Statutory reserves	$9,633.4	$9,339.8	$9,137.0

Net reserves of non-U.S. subsidiaries(1)	587.8	511.2	492.9

Reinsurance recoverables(2)	1,650.1	1,236.2	1,169.3

GAAP reserves	$11,871.3	$11,087.2	$10,799.2

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the U.S.
(2)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves.

The reconciliation of beginning and ending aggregate reserves for unpaid loss and LAE of our reinsurance and insurance subsidiaries for the last three years is presented below:

Reconciliation of Reserves for Loss and LAE

	Year Ended December 31,
	2017		2016	2015
	($ in millions)
Reserves as of January 1	$11,087.2		$10,799.2	$11,597.2

Less: reinsurance recoverables(1)	1,236.2		1,169.3	1,289.4

Net reserves as of January 1	9,851.0		9,629.9	10,307.8

Other adjustments	(293.7)(	2)	2.4	(1.9)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,918.8		3,285.2	2,555.3
Prior years	(298.6)		(368.0)	(215.5)

Total incurred loss and LAE, net of reinsurance	3,620.2		2,917.2	2,339.8

Paid loss and LAE, net of reinsurance, related to:(3)
Current year	853.2		734.3	417.6
Prior years	2,225.2		1,866.5	2,390.4

Total paid loss and LAE, net of reinsurance	3,078.4		2,600.8	2,808.0

Foreign exchange effect	122.1		(97.7)	(207.8)

Net reserves as of December 31	10,221.2		9,851.0	9,629.9

Reinsurance recoverables as of December 31(1)	1,650.1		1,236.2	1,169.3

Reserves as of December 31	$11,871.3		$11,087.2	$10,799.2

(1)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves.
(2)	Primarily represents the impact on net reserves arising from the sale of PacificComp on December 31, 2017.
(3)	Includes paid losses, net of reinsurance, related to commutations.

Asbestos-Related Illness and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries’ reserves for loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the reserves for loss and LAE incurred but not yet reported, or “IBNR,” claims, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves were adequate as of December 31, 2017.

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

The following table presents the gross and net loss and LAE reserves for asbestos-related illness and environmental impairment liabilities as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$152.4	$148.0	$165.7	$160.0
CapSpecialty	6.0	6.0	6.3	6.3

Total	$158.4	$154.0	$172.0	$166.3

At December 31, 2017 and December 31, 2016, the reserves for asbestos-related illness liabilities were approximately eight and nine times, respectively, the average paid claims for the respective prior three year period. At December 31, 2017 and December 31, 2016, the reserves for environmental impairment liabilities were approximately six and five times, respectively, the average paid claims for the respective prior three year period.

The reconciliation of the beginning and ending gross reserves for unpaid loss and LAE related to asbestos–related illness and environmental impairment claims of our reinsurance and insurance subsidiaries for the years 2015 through 2017 is presented below:

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	2017	2016	2015
	($ in millions)
Reserves as of January 1	$47.2	$43.2	$444.3
Loss and LAE incurred	4.1	8.6	80.0
Paid losses(1)	(11.9)	(4.6)	(481.1)

Reserves as of December 31	$39.4	$47.2	$43.2

Type of reserves
Case	$15.4	$15.9	$13.0
IBNR	24.0	31.3	30.2

Total	$39.4	$47.2	$43.2

(1)	Paid losses include commutations and legal settlements, as well as regular paid losses. Amounts for 2015 include amounts paid by TransRe pursuant to the Commutation Agreement for the Commuted A&E Liabilities. Paid losses relate to old accident years.

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2017	2016	2015
	($ in millions)
Reserves as of January 1	$124.8	$140.4	$158.4
Loss and LAE incurred	7.1	8.2	21.5
Paid losses(1)	(12.9)	(23.8)	(39.5)

Reserves as of December 31	$119.0	$124.8	$140.4

Type of reserves
Case	$30.7	$34.0	$46.4
IBNR	88.3	90.8	94.0

Total	$119.0	$124.8	$140.4

(1)	Paid losses include commutations and legal settlements as well as regular paid losses. Amounts for 2015 include amounts paid by TransRe pursuant to the Commutation Agreement for the Commuted A&E Liabilities.

Catastrophe Risk Management

Our reinsurance and insurance subsidiaries’ businesses expose them to losses from various catastrophe events. In a catastrophe event, losses from many insureds across multiple lines of business may result directly or indirectly from any such event. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event, as well as the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events through various means including considering catastrophe risks in their underwriting and pricing decisions, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophe events. Our reinsurance and insurance subsidiaries also use reinsurance to further limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance Protection” below.

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

We evaluate catastrophe events and assess the probability of occurrence and magnitude through the use of industry recognized models and other techniques. In addition, our reinsurance and insurance subsidiaries use modeled loss scenarios and internal analyses to set risk retention levels and help structure their reinsurance programs in an effort to ensure that the aggregate amount of catastrophe exposures conform to established risk tolerances and fit within the existing exposure portfolio. We supplement these models by interpreting and adjusting when appropriate the modeled output and monitoring our operations’ exposure to risks. There is no single standard methodology to project possible losses from catastrophe exposures. Further, there are no industry standard assumptions used in projecting these losses, and the form and quality of the data obtained, including data obtained from insureds and ceding companies, and used in these models are not uniformly compatible with the data requirements of all models. Therefore, the use of different methodologies and assumptions could materially change our estimates of projected losses. Finally, these modeled losses may not be comparable with estimates made by other companies.

Reinsurance Protection

General

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk-capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase retrocessional and reinsurance coverages from highly-rated third-party reinsurers. However, if the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

TransRe enters into retrocession arrangements, including property catastrophe retrocession arrangements, in order to reduce the effect of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and increase gross premium writings and risk-capacity without requiring additional capital.

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

Terrorism Act

With respect to potential losses arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism

Act fixes the insurer deductible at 20 percent of an insurer’s direct earned premium of the preceding calendar year. The Terrorism Act also initially fixed the federal share of compensation at 85 percent of insured losses that exceed insurer deductibles. As provided in the Terrorism Act, beginning on January 1, 2016, the federal share began to decrease by 1 percentage point per calendar year and will continue to decrease on that basis until the federal share is equal to 80 percent. The Terrorism Act is administered by the U.S. Secretary of the Treasury.

The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the U.S. (including in the U.S. territorial sea and the Outer Continental Shelf), at U.S. missions abroad or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against specified acts of terrorism, the Terrorism Act requires the U.S. federal government to reimburse such insurers for the federal share (82 percent, as of January 1, 2018) of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from a covered act of terrorism exceed $160.0 million for insured losses occurring in 2018, but no payment will be made for any portion of aggregate industry insured losses that exceeds $100.0 billion during a particular calendar year. The Terrorism Act program trigger gradually increases from $140.0 million to $200.0 million by 2020.

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

Approximately 10 percent of all policies and approximately 13 percent of property policies written by RSUI in 2017 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism and, as a result, RSUI is liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to potential Terrorism Act reimbursement.

Reinsurance Security Committee

We have established a Reinsurance Security Committee, which includes certain of our officers and the chief financial officers of each of our reinsurance and insurance subsidiaries, which meets to track, analyze and manage the use of reinsurance by our reinsurance and insurance subsidiaries. The Reinsurance Security Committee considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by a reinsurer. As of December 31, 2017, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,746.5 million, consisting of $1,650.1 million of ceded outstanding loss and LAE and $96.4 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants, and therefore, the financial strength of their reinsurers is important. Approximately 78 percent of our reinsurance recoverables balance as of December 31, 2017 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher. Our reinsurance and insurance subsidiaries had no allowance for uncollectible reinsurance as of December 31, 2017. Information related to concentration of reinsurance recoverables can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance Recoverables” of this Form 10-K and Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on pages 57 and 58 of this Form 10-K.

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

Our reinsurance and insurance subsidiaries compete with a large number of major U.S. and non-U.S. reinsurers and insurers in their selected lines of business, including regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. In our reinsurance segment, TransRe’s property and casualty businesses compete on a worldwide basis. In our insurance segment, RSUI’s property and casualty businesses, and CapSpecialty’s admitted property and casualty businesses and surety and non-admitted specialty businesses, compete on a national basis. Some of these competitors have significantly more premiums, capital and resources than our reinsurance and insurance subsidiaries.

In addition to competition from the reinsurance industry, TransRe faces competition from the capital markets, as well as some traditional reinsurers, which from time to time produce alternative products or reinsurance vehicles (such as collateralized reinsurance, reinsurance securitizations, catastrophe bonds and various derivatives, such as swaps and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds also provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these initiatives could significantly affect supply, pricing and competition in the reinsurance industry.

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance business can be found on pages 56 and 57 of this Form 10-K.

Employees

As of December 31, 2017, we employed a total of 4,402 persons, as presented below:

TransRe	617
AIHL and subsidiaries	708

Total reinsurance and insurance subsidiaries	1,325
Alleghany Capital and subsidiaries(1)	3,055
Other subsidiaries	5
Parent company	17

Total Alleghany and subsidiaries	4,402

(1)	Primarily consisting of 1,021 employees at IPS, 934 employees at W&W|AFCO Steel and 748 employees at Kentucky Trailer.

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

U.S. Regulation

Our reinsurance and insurance subsidiaries are regulated in all U.S. jurisdictions in which they are licensed to conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the financial condition of reinsurers and insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. In addition, state insurance laws and regulations govern the business conduct of insurers, including marketing and sales practices and claims handling and require the approval of nearly all rates, policy forms and related materials for lines of insurance. We anticipate that U.S jurisdictions will continue to make some movement towards a harmonized regulatory environment at the state level through solvency regulation modernization efforts.

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

As described in more detail below, in September 2017, U.S. federal authorities signed a covered agreement with the European Union, or the “EU,” on matters including reinsurance collateral. Such covered agreement requires U.S. states to adopt, over the next several years, laws removing reinsurance collateral requirements for reinsurance ceded to a qualifying non-U.S. reinsurer domiciled in an EU jurisdiction. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.

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

Under the insurance holding company laws and regulations, our reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution without the approval of state insurance regulators. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the lesser (or, in some jurisdictions, the greater) of (i) 10 percent of the statutory surplus of the reinsurer or insurer as of the end of the prior calendar year (or, in certain states, as of the end of the prior quarter) and (ii) statutory net income during the prior calendar year (or, in certain states, the adjusted statutory net investment income). In addition, certain states where Alleghany’s reinsurance and insurance subsidiaries are domiciled prohibit a domestic insurance company from paying dividends except out of earned surplus.

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

Insurance holding company laws and regulations to which we and our reinsurance and insurance subsidiaries are subject also generally require the ultimate controlling person of the reinsurer or insurer to comply with certain informational requirements with the purpose of protecting such reinsurer or insurer from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the reinsurer or insurer that identifies the material risks within the insurance holding company system that could pose enterprise risk to the reinsurer or insurer.

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

Risk Management and ORSA. State insurance laws enacted in nearly all U.S. states (including all of the states where our reinsurance and insurance subsidiaries are domiciled) require reinsurers and insurers that exceed specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition these laws require that, at least annually, the reinsurer or insurer must prepare a summary report, or the “ORSA Report,” regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report is filed, on a confidential basis, with the insurance holding company group’s lead regulator and made available to other domiciliary regulators within the holding company group.

Corporate Governance. In November 2014, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, or the “Corporate Governance Model Act and Regulation,” which, following enactment at the state level, will require insurers and reinsurers to disclose detailed information regarding their governance practices. As of December 31, 2017, the Corporate Governance Model Act and Regulation had been adopted in full or in substantial part in approximately 19 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled, and legislation was pending or under consideration in certain other states. Because the NAIC has adopted a requirement that the provisions of the Corporate Governance Model Act and Regulation be adopted by the states in order for them to maintain their NAIC accreditation, the Corporate Governance Model Act and Regulation is expected to be adopted in full or substantial part by all or most of the states over the next several years.

Group Supervision and Group Capital. In response to international developments, the NAIC has established procedures for the supervision of domestic and international insurance groups, including those groups with both insurance and non-insurance entities. In December 2014, the NAIC also adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Model Holding Company Act and Regulation”, which, following enactment at the state level, would authorize U.S. regulators to lead or participate in the group-wide supervision of certain international insurance groups. As of December 31, 2017, these amendments had been adopted by approximately 24 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. It is possible that the NAIC will seek to require that these amendments to the Model Holding Company Act and Regulation be adopted by the states in order for them to maintain their NAIC accreditation, and, if so, these amendments will likely be adopted in full or substantial part by all or most of the states over the next several years. The NAIC previously designated certain states as the respective group supervisors for all reporting domestic insurance groups. Additionally, the NAIC is continuing the development of a methodology for the calculation of group capital for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a simple method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and does not constitute a requirement or standard. While it is still under discussion, it is anticipated that this new methodology will incorporate existing risk-based capital requirements, or the “RBC,” which is used in the U.S. (discussed in further detail below).

Cybersecurity. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. In addition, certain state insurance regulators are developing or have developed regulations that may impose regulatory requirements relating to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services has adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us. We cannot predict the impact these laws and regulations will have on our business, financial condition or results of operations, but our insurance and reinsurance companies could incur additional costs resulting from compliance with such laws and regulations.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include RBC rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized and whether regulatory intervention is warranted. As of December 31, 2017, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2017, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of our reinsurance and insurance companies in the U.S.

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

Guarantee Associations and Similar Arrangements. Certain U.S. insurance companies are required under the guaranty fund laws of most states in which they transact business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Our U.S. insurance companies also are required to participate in various involuntary pools, principally involving windstorms.

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

GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. Due to differences in methodology between SAP and GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP are materially different from those reflected in financial statements prepared in accordance with SAP.

Legislative and Regulatory Initiatives. As discussed in more detail under “Reinsurance Protection” above, the Terrorism Act established a federal assistance program to help the commercial property and casualty insurance industry cover claims arising from terrorism-related losses and regulates the terms of insurance relating to the terrorism coverage provided by our insurance companies.

On July 21, 2010, President Barack H. Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementing rules and regulations. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act adopts certain changes to U.S. insurance regulation in general, and to non-admitted insurance and reinsurance in particular. While the Dodd-Frank Act does not result in the federal regulation of insurance, it does establish federal measures that will impact the reinsurance and insurance business and preempt certain state insurance measures. For example, the Dodd-Frank Act incorporates the Non-Admitted and Reinsurance Reform Act, or the “NRRA,” which became effective on July 21, 2011. Among other things, the NRRA establishes national uniform standards on how states may regulate and tax surplus lines insurance (and also sets national standards concerning the regulation of reinsurance). In particular, the NRRA gives regulators in the state where an insurer is domiciled exclusive authority to regulate and tax surplus lines insurance transactions, and regulators in a ceding insurer’s state of domicile are given the sole responsibility for regulating the balance sheet credit that the ceding insurer may take for reinsurance recoverables. At the present time, it remains unclear how certain provisions of the Dodd-Frank Act will be implemented in practice. It is also difficult to predict whether legislative or executive action will amend the Dodd-Frank Act, as described below.

The Dodd-Frank Act created the Financial Stability Oversight Council, or the “FSOC,” to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. The FSOC is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. Between 2013 and 2014, the FSOC designated four nonbank financial companies, including three insurance groups, as systemically significant. One of the insurance group designations was rescinded by FSOC in September 2017, while another of the insurance group designations was successfully challenged in federal court. The entities designated by the FSOC as “systemically significant” are subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. The FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant.

The Dodd-Frank Act also created the Federal Insurance Office, or the “FIO,” within the U.S. Department of the Treasury, which is designed to promote national coordination within the insurance sector and which has the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of reinsurers and insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. Although the FIO is intended principally to exercise a monitoring and information gathering role, it does have the authority to assist the Secretary of the U.S. Department of the Treasury in negotiating “covered agreements” with regulatory authorities outside the U.S. with respect to certain agreements with foreign governments regarding the supervision and regulation of the global reinsurance and insurance markets. In implementing such international agreements, the FIO has the authority to preempt state law if it is determined that state law is inconsistent with the agreement and treats a non-U.S. reinsurer or insurer less favorably than a U.S. reinsurer or insurer.

In January 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced their successful completion of negotiations of a covered agreement with the EU. The covered agreement addresses three areas of prudential insurance and reinsurance supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU. The covered agreement was thereafter signed on September 22, 2017, and now each party will begin the process of completing its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) in order for the covered agreement to enter into force. In terms of reinsurance, the covered agreement eliminates collateral and local presence requirements for EU and U.S. reinsurers operating in each other’s markets. In connection with an alien reinsurer’s assumption of insurance business from a U.S. cedent, the covered agreement gives the U.S. states five years to remove the existing reinsurance collateral requirements for such alien, non-admitted reinsurers domiciled in the EU that meet certain standards. These standards include, among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. If the U.S. states do not remove such reinsurance collateral requirements, they will face federal pre-emption determinations. The Trump administration has also issued a U.S. policy statement providing guidance on implementation, which “encourages” each state to “promptly” adopt credit for reinsurance laws and regulations consistent with the covered agreement, and to implement the required phase-out collateral requirements. In addition, the covered agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the covered agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators, and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers. We cannot currently predict the impact of these changes to the law or whether any other covered agreements will be successfully adopted, and cannot currently estimate the impact of these changes to the law and any such adopted covered agreements on our business, financial condition or operating results.

The Dodd-Frank Act gave federal agencies significant discretion in drafting the rules and regulations to implement the Dodd-Frank Act. In addition, the Dodd-Frank Act mandated multiple studies and reports for the U.S. Congress, which could result in additional legislative or regulatory action. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or any related additional legislation, the additional costs resulting from compliance with such regulations or legislation or any changes to our operations that may be necessary to comply with the Dodd-Frank Act.

However, President Donald J. Trump and the majority party have expressed goals to amend the Dodd-Frank Act, which may present risks to our business. For example, on February 3, 2017, President Trump issued an Executive Order that calls for a comprehensive review of laws, treaties, regulations, policies and guidance regulating the U.S. financial system, and requires the Secretary of the U.S. Department of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the Executive Order. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. We are not able to predict whether any such legislation or any other amendments to the Dodd-Frank Act would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, the Dodd-Frank Act.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions TransRe has local reinsurance or insurance subsidiaries, such as TRL in the U.K. and TRZ in Switzerland.

The extent of the regulation varies by foreign jurisdiction, but generally governs licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investments. International operations and assets held abroad may be materially and adversely affected by economic, political and other developments in foreign countries and the U.S., including possible changes in foreign and U.S. laws and regulations, nationalization and changes in regulatory policy, unexpected financial restrictions that foreign governments may impose and potential costs and difficulties in complying with a wide variety of foreign laws and regulations, as well as by the consequences of international hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. International operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, the Office of Foreign Assets Control of the U.S. Department of the Treasury, or “OFAC,” Solvency II, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the OFAC and sanctions laws implemented by other countries in which TransRe operates. Further, regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets. A discussion of risks unique to international operations faced by TransRe’s offices that operate in jurisdictions outside the U.S. can be found on pages 59 through 62 of this Form 10-K.

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

Legislative and Regulatory Initiatives. Our insurance business throughout the EU is subject to an EU directive known as “Solvency II”, and its implementing rules, which have been in effect since January 1, 2016. The implementation of Solvency II represented a fundamental revision to the European regulatory regime that sought to enhance transparency and risk management and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. TransRe could be materially impacted by Solvency II and a key risk is that Solvency II rules may reduce TRL’s and/or TRC’s branch’s regulatory solvency position by, for example, increased capital requirements or a reduction in eligible funds. Solvency II could also materially impact TransRe, given that Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRL, the branches of TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work if compliance with the Solvency II regime came into question which in turn may divert finite resources from other business related tasks.

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

The referendum on the U.K.’s membership in the EU was held on June 23, 2016 and resulted in a vote in favor of the withdrawal of the U.K. from the EU, or “Brexit.” As a result of Brexit, our U.K. operations could lose their European Economic Area financial services passporting rights. Additional information on the uncertainty surrounding the implementation and effect of Brexit can be found on pages 59 through 62 of this Form 10-K.

In addition, as described above, in January 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative announced the successful completion of their negotiations of a covered agreement with the EU. The covered agreement could result in the elimination of local presence and reinsurance collateral requirements for EU domiciled reinsurers operating in the U.S. and for U.S.-domiciled reinsurers operating in the EU. The covered agreement could also limit the ability of EU jurisdictions to impose group supervision (including governance, solvency and capital, and reporting) requirements on U.S. insurance and reinsurance groups. While on the face of it, this development would appear to be beneficial to TransRe, we cannot currently predict whether the covered agreement between the U.S. and the EU will be successfully adopted, nor, if it is adopted, what its application to the U.K. will be post-Brexit.

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

Other Activities

Alleghany Capital

We source, execute, manage and monitor our private investments primarily through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s private investments include:

•	SORC. In June 2011, we formed SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. From formation through December 31, 2017, we have invested $281.8 million in SORC. The $281.8 million includes $45.2 million for SORC’s January 2015 acquisition of the Teapot Dome Oilfield, known officially as Naval Petroleum Reserve Number 3, located in the State of Wyoming. As of December 31, 2017, SORC’s stockholder’s equity was $143.3 million.

•	Bourn & Koch. On April 26, 2012, we acquired Bourn & Koch, a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois. As of December 31, 2017, we owned approximately 89 percent of Bourn & Koch. In October 2016, Bourn & Koch acquired a manufacturer of waterjet orifices and nozzles.

•	Kentucky Trailer. On August 30, 2013, we invested in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky, for a controlling equity interest. On January 2, 2014, we exercised our option to increase our common equity interest in Kentucky Trailer to approximately 80 percent as well as increase our preferred equity interest, for an additional investment. As of December 31, 2017, we owned approximately 79 percent of the common equity of Kentucky Trailer. The results of Kentucky Trailer have been included in our consolidated results beginning August 30, 2013. Since 2014, Kentucky Trailer has acquired several manufacturers of specialty trailers and mobile solutions.

•	IPS. On October 31, 2015, we acquired IPS, a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania. The results of IPS have been included in our consolidated results beginning October 31, 2015. As of December 31, 2017, we owned approximately 84 percent of IPS.

•	Jazwares. On July 31, 2014, we invested in Jazwares, a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida for a 30 percent interest. On April 15, 2016, we acquired an additional 50 percent of Jazwares’ outstanding equity, bringing our equity ownership to 80 percent and, as of that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In July 2016, Jazwares acquired a musical products business. As of December 31, 2017, we owned approximately 80 percent of Jazwares.

•	W&W|AFCO Steel. On April 28, 2017, we acquired W&W|AFCO Steel, a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma. As of December 31, 2017, we owned approximately 80 percent of W&W|AFCO Steel. And,

•	Wilbert. On August 1, 2017, we acquired a 45 percent equity interest in Wilbert, a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. Wilbert is accounted for under the equity method of accounting.

Prior to the second quarter of 2016, Alleghany Capital owned approximately 40 percent of ORX, a regional gas and oil exploration and production company, headquartered in New Orleans, Louisiana. We sold our equity interest in ORX on December 23, 2016. ORX was accounted for under the equity method of accounting.

Corporate Activities

At the parent level, we seek out attractive investment opportunities, including strategic investments in operating companies, delegate responsibilities to competent and motivated managers at the operating business level, set goals for our operating businesses, assist managers in the achievement of these goals, define risk parameters and appropriate incentives for our operating businesses and monitor progress against their long-term objectives.

Roundwood. Our public equity investments are managed primarily by our indirect, wholly-owned subsidiary Roundwood. For a discussion of our reinsurance and insurance subsidiaries’ investment results, see pages 95 and 96 of this Form 10-K.

Alleghany Properties. We own and manage properties in the Sacramento, California region through our wholly-owned subsidiary Alleghany Properties. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2017, Alleghany Properties owned approximately 226 acres of property in various land use categories ranging from multi-family residential to commercial. In late 2010, Alleghany Properties began making investments in California low income housing tax credit limited liability companies. As of December 31, 2017, Alleghany Properties held investments in three such companies.

Item 1A. Risk Factors.

Our operating businesses and investments are subject to a number of risks and uncertainties, including those discussed below, which could have a material and adverse effect on our businesses, results of operations or financial condition. Our businesses may also be materially and adversely affected by risks and uncertainties not currently known to us or that we currently consider immaterial.

Risk Factors Relating to our Business

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2017 were approximately $11.9 billion. These loss and LAE reserves reflect management’s best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, court resolutions and judicial interpretations, reinsurance coverage, legislative changes and other factors.

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

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance subsidiaries will not have reinsurance protection and are exposed to potential losses as a result of any acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance subsidiaries can be found on pages 44 and 45 of this Form 10-K.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring or ceding part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2017, reinsurance recoverables reported on our balance sheet were $1.7 billion.

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

The businesses of our reinsurance and insurance subsidiaries are heavily regulated, and changes in regulation may limit their ability to pay dividends, reduce their profitability and limit their growth. Our reinsurance and insurance operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business, both in the U.S. and other countries. This regulation is generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of a reinsurance or insurance company’s business. Moreover, insurance laws and regulations, among other things: establish solvency requirements, including minimum reserves and capital and surplus requirements; limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; and impose restrictions on the amount and type of investments we may hold. The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, among other things.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the requirements of the regulations ultimately adopted under the Dodd-Frank Act or the impact such regulations will have on our business. In addition, we cannot predict the impact on our business, if any, of any potential “roll back” or dismantling of the Dodd-Frank Act. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 46 through 53 of this Form 10-K.

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

TransRe’s international operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by OFAC and sanctions laws implemented by other countries in which TransRe operates. The international and U.S. laws and regulations that are applicable to TransRe’s operations are complex and may increase the costs of regulatory compliance, limit or restrict TransRe’s reinsurance business or subject TransRe to regulatory actions or proceedings in the future. Although TransRe attempts to comply with all applicable laws and regulations and seeks licenses to undertake various activities where appropriate, there can be no assurance that TransRe is, or will be, in full compliance with all applicable laws and regulations, or interpretations of these laws and regulations, at all times. In addition, it is TransRe’s policy to continually monitor compliance with, and voluntarily report to appropriate regulatory authorities any potential violations of, all applicable laws and regulations where it is deemed appropriate, including anti-corruption and trade sanction laws and any failure to comply with any such laws and regulations may subject TransRe to investigations, sanctions or other remedies, including fines, injunctions, increased scrutiny or oversight by regulatory authorities. The cost of compliance or the consequences of non-compliance, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

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

Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators or the effect, if any, these developments may have on the TransRe group’s operations and financial condition. This uncertainty has increased as a result of the Brexit referendum which will lead to the U.K. leaving the EU at a yet to be determined date. Following Brexit, the U.K. would be free to determine its own regulatory regime. We cannot currently predict whether the U.K.’s regulatory regime will be deemed equivalent to Solvency II or the impact on TRL and TRC if the future U.K. regulatory regime is not found to be equivalent to Solvency II.

The uncertainty has also increased as a result of the announcement in January 2017 by the U.S. Department of the Treasury and the Office of the U.S. Trade Representative that the covered agreement with the EU has been successfully negotiated. For example, the covered agreement provides for the elimination of local presence and reinsurance collateral requirements for EU-domiciled reinsurers operating in the U.S. and for U.S.-domiciled reinsurers operating in the EU. Further, the covered agreement includes certain provisions limiting the ability of EU jurisdictions to impose group supervision (including governance, solvency and capital, and reporting) requirements on U.S. insurance and reinsurance groups. While this development would appear to be beneficial to TransRe, we cannot currently predict whether the covered agreement between the U.S. and the EU will be successfully adopted, nor, if adopted, what its application to the U.K. will be post-Brexit. Our Solvency II implementation approach is based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business.

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

The loss of key personnel at our reinsurance and insurance subsidiaries could adversely affect our results of operations, financial condition and cash flows. We rely upon the knowledge and talent of the employees of our reinsurance and insurance subsidiaries to successfully conduct their business. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit and retain senior employees or the cost to us of doing so. A loss of key personnel, especially the loss of underwriters or underwriting teams, could have a material adverse effect on our results of operations, financial condition and cash flows in future periods. Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain teams of underwriters in various business lines at our reinsurance and insurance subsidiaries. The loss of key services of any members of current underwriting teams at our reinsurance and insurance subsidiaries may adversely affect our business and results of operations.

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

A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. In addition, any attack perpetrated against our information systems including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which could be significant. Such events could have an adverse effect on our results of operations, financial condition and liquidity.

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

Our investments in debt and equity securities are subject to market fluctuations. As of December 31, 2017, our investments in debt securities were approximately $12.7 billion, or approximately 68 percent of our total investment portfolio, and our investments in equity securities had a fair value of approximately $4.1 billion, which represented approximately 22 percent of our investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.

With respect to our investments in debt securities, a rise in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2017, a 100 basis point increase in interest rates would result in an approximate $555.9 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

With respect to our investments in equity securities, we hold our equity securities as available-for-sale, and any changes in the fair value of these securities, net of tax, would be reflected directly in stockholders’ equity or in the statement of earnings. If there is an increase in value or if a decline in the value of a particular equity security is deemed to be temporary, we record the change as an unrealized gain or loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write its cost-basis down to the fair value of the security and record an other than temporary impairment loss in our statement of earnings, which may be material to our operating results. A severe or prolonged downturn in equity markets could give rise to significant impairment charges.

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

Changes in foreign currency exchange rates could impact the value of our assets and liabilities denominated in foreign currencies. A principal exposure to foreign currency risk is our obligation to settle claims denominated in foreign currencies in the subject foreign currencies. The possibility exists that we may incur foreign currency exchange gains or losses when we ultimately settle these claims. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made and we have recently initiated a hedging program that is designed to mitigate this risk for a portion of our exposure to certain currencies. To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rates could materially and adversely affect our results of operations or financial condition. For example, stockholders’ equity attributable to Alleghany stockholders was increased by $26.6 million during 2017 from the impact of changes in foreign currency exchange rates.

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

Oil and gas prices are volatile and a prolonged reduction in these prices could adversely affect the value of our investments in energy-related businesses. As of December 31, 2017, we had holdings in energy-related businesses of $977.6 million, comprised of $349.3 million of debt securities, $485.0 million of equity securities and $143.3 million of our equity attributable to SORC. The results and prospects of these energy-related businesses tend to depend highly upon the prices of oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. A prolonged reduction in the prices of oil and gas may adversely affect the results and prospects of, and the potentially the value of our investments in, these energy-related businesses.

Risks Relating to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 114 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 112 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, Alleghany Capital and Roundwood are located in leased office space in New York, New York. TransRe leases office space in New York, New York for its headquarters and office space in almost all of its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CapSpecialty leases office space in Middleton, Wisconsin for its headquarters and office space in its other locations throughout the U.S. Bourn & Koch owns its principal offices and manufacturing facilities, which are located in Rockford, Illinois and leases certain offices and manufacturing facilities, which are located in Olympia, Washington. Kentucky Trailer leases its principal offices and manufacturing facilities, which are located in Louisville, Kentucky. SORC leases office space in Golden, Colorado for its headquarters and owns facilities, mineral rights and land in other locations in the Midwestern and Southeastern U.S. IPS leases office space in Blue Bell, Pennsylvania for its headquarters and office space in its locations around the world. Jazwares leases office space in Sunrise, Florida for its headquarters and office space in its locations around the world. W&W|AFCO Steel owns its principal office in Oklahoma City, Oklahoma, for its headquarters and owns its principal facilities, which are located in Arkansas, Colorado, Oklahoma and Texas. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our leases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

Our common stock trades on the New York Stock Exchange under the symbol “Y”. The following table presents quarterly high and low sales prices per share of our common stock, as reported on the New York Stock Exchange Composite Index, during the periods indicated.

	2017		2016
Quarter Ended:	High	Low	High	Low
March 31	$667.19	$598.20	$497.15	$450.94
June 30	623.80	559.72	549.58	487.39
September 30	630.48	521.07	551.89	515.02
December 31	596.11	586.72	616.13	512.10

As of February 11, 2018, there were approximately 600 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Our Board of Directors determined not to declare a dividend for 2017 or 2016. Any future determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent upon many factors, including our earnings, financial condition, business needs and growth objectives, capital and surplus requirements of our reinsurance and insurance subsidiaries, regulatory restrictions, rating agency considerations and other factors.

Repurchases of Equity Securities

The following table presents our common stock repurchases in the quarter ended December 31, 2017:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
October 1 to October 31	13,788	$543.84	13,788	$363.2
November 1 to November 30	-	-	-	363.2
December 1 to December 31	-	-	-	363.2

Total	13,788	543.84	13,788

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

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

The following graph presents (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” (iii) the cumulative total return on the Standard & Poor’s 500 Property and Casualty Insurance Index, or the “S&P 500 P&C Index,” and (iv) the cumulative total return on the BI Global P&C Reinsurance Competitive Peer Group Index, or the “Bloomberg Reinsurance Index,” for the five year period beginning on December 31, 2012 through December 31, 2017. The graph assumes that the value of the investment was $100.00 on December 31, 2012.

In the past, we had compared our performance to the S&P 500 P&C Index, consisting of Allstate Corporation, Chubb Ltd, Cincinnati Financial Corporation, Progressive Corporation, The Travelers Companies Inc. and XL Group Ltd. However, with the exception of Cincinnati Financial Corporation and XL Group Ltd., these companies’ market capitalizations are not comparable to ours. Further, except for XL, the companies in this index consist of large multiline insurers with significant personal line writings. Currently, Alleghany is primarily a holding company whose most significant asset is TransRe, a global reinsurer. Therefore, we have determined to use the Bloomberg Reinsurance Index for comparison purposes. The Bloomberg Reinsurance Index consists of Alleghany, Arch Capital Group Ltd., Aspen Group Holdings Ltd, Axis Capital Holdings Limited, Berkshire Hathaway Inc., Everest Re, Fairfax Financial Holdings Ltd, Greenlight Capital Re Ltd, Hannover Life RE, Munich Reinsurance Company, RenaissanceRe Holdings Ltd, SCOR US, Swiss Reinsurance Company Ltd, Third Point Reinsurance Ltd., Validus Holdings Ltd and XL Group Ltd.

	Base Period 12/31/2012	INDEXED RETURNS Year Ending
		12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Alleghany	$100.00	$119.24	$138.18	$142.49	$181.30	$177.71
S&P 500 Index	$100.00	$132.37	$150.48	$152.55	$170.78	$208.05
S&P 500 P&C Index	$100.00	$138.29	$160.06	$175.32	$202.85	$248.26
Bloomberg Reinsurance Index	$100.00	$133.53	$142.89	$153.24	$178.57	$184.70

The graph above is based on the assumption that cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries(1)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in millions, except per share and share amounts)

Operating Data

Revenue	$6,424.7	$6,131.1	$4,999.5	$5,231.8	$4,971.7

Net earnings(2)	$90.1	$456.9	$560.3	$679.2	$628.4

Basic earnings per share of common stock(2)	$5.85	$29.60	$35.14	$41.40	$37.44

Average number of shares of common stock	15,410,034	15,436,286	15,871,055	16,405,388	16,786,608

	As of December 31,
	2017	2016	2015	2014	2013
	($ in millions, except per share amounts)

Balance Sheet

Total assets	$25,384.3	$23,756.6	$22,839.1	$23,481.6	$23,356.3

Senior Notes and other debt	$1,484.9	$1,476.5	$1,419.4	$1,795.3	$1,800.9

Common stockholders’ equity(2)	$8,514.1	$7,939.9	$7,554.7	$7,473.4	$6,923.8

Common stockholders’ equity per share of common stock(2)	$553.20	$515.24	$486.02	$465.51	$412.96

(1)	On April 28, 2017, we acquired W&W|AFCO Steel; on April 15, 2016, we acquired Jazwares; on October 31, 2015, we acquired IPS; on August 30, 2013, we acquired Kentucky Trailer; and on April 26, 2012, we acquired Bourn & Koch. On December 31, 2017, we sold PacificComp.
(2)	Attributable to Alleghany stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2017, 2016 and 2015. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

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

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include: (i) net investment income; (ii) net realized capital gains; (iii) other than temporary impairment, or “OTTI” losses; (iv) other revenue; (v) other operating expenses; (vi) corporate administration; (vii) amortization of intangible assets; and (viii) interest expense. We use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our reinsurance and insurance segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to our reinsurance and insurance segments’ underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $90.1 million in 2017, compared with $456.9 million in 2016 and $560.3 million in 2015.

•	Earnings before income taxes were $36.7 million in 2017, compared with $647.8 million in 2016 and $757.4 million in 2015.

•	Net investment income increased by 2.9 percent in 2017 from 2016, and 2016 approximated net investment income in 2015.

•	Net premiums written decreased by 2.5 percent in 2017 from 2016, and increased by 13.4 percent in 2016 from 2015.

•	Our underwriting loss was $316.4 million in 2017, compared with an underwriting profit of $401.3 million in 2016 and $466.6 million in 2015.

•	The combined ratio for our reinsurance and insurance segments was 106.4 percent in 2017, compared with 91.9 percent in 2016 and 89.0 percent in 2015.

•	Catastrophe losses, net of reinsurance, were $818.1 million in 2017, compared with $226.0 million in 2016 and $62.0 million in 2015.

•	Net favorable prior accident year loss reserve development was $298.6 million in 2017, compared with $368.0 million in 2016 and $215.5 million in 2015.

•	Sales revenues for Alleghany Capital were $906.9 million in 2017, compared with $687.1 million in 2016 and $241.0 million in 2015.

•	Earnings before income taxes for Alleghany Capital were $21.9 million in 2017, compared with losses before income taxes of $105.7 million in 2016 and $43.1 million in 2015. Adjusted EBITDA was $53.4 million in 2017, compared with $25.1 million in 2016 and $0.4 million in 2015.

As of December 31, 2017, we had total assets of $25.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.5 billion. As of December 31, 2017, we had consolidated total investments of approximately $18.8 billion, consisting of $12.7 billion invested in debt securities, $4.1 billion invested in equity securities, $0.6 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.7 billion invested in other invested assets.

We incurred significant catastrophe losses in 2017, primarily arising from three major hurricanes. Hurricane Harvey caused widespread property damage and flooding in August 2017, primarily in the State of Texas. Hurricane Irma caused widespread property damage and flooding in September 2017, primarily in the State of Florida. Hurricane Maria caused widespread property damage and flooding in September 2017, primarily in the Commonwealth of Puerto Rico. Our loss estimates for these catastrophes are based on an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses resulting from wind and other perils, including storm surge and flooding to the extent covered by applicable policies, and other factors requiring considerable judgment. The ultimate amount of our actual losses from these catastrophes may be materially different from these estimates due to the size and complexity of the events and the preliminary nature of the information available to prepare the estimates.

The following table presents the impact of our catastrophe losses, net of reinsurance, for 2017:

Year Ended December 31, 2017	Reinsurance Segment	Insurance Segment	Total Segments
		($ in millions)
Net loss and LAE:
Hurricane Harvey	$130.9	$86.8(1)	$217.7
Hurricane Irma	154.3	97.8(2)	252.1
Hurricane Maria	196.7	20.1(3)	216.8
Other	99.2(4)	32.3	131.5

Total net loss and LAE	581.1	237.0	818.1
Net reinstatement premiums (earned)(5)	(34.5)	-	(34.5)

Losses before income taxes	546.6	237.0	783.6
Income taxes	191.3	83.0	274.3

Net losses attributable to Alleghany stockholders	$355.3	$154.0	$509.3

(1)	Includes $86.6 million attributable to RSUI and $0.2 million attributable to CapSpecialty.
(2)	Includes $97.6 million attributable to RSUI and $0.2 million attributable to CapSpecialty.
(3)	All attributable to RSUI.
(4)	Attributable to wildfires in the State of California and earthquakes in Mexico.
(5)	Represents an increase to net premiums earned.

Our catastrophe losses are more fully described on pages 84, 85 and 92.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings.

	Year Ended December 31,
	2017	2016	2015
		($ in millions)
Revenues
Net premiums earned	$4,955.0	$4,975.8	$4,230.3
Net investment income	451.0	438.5	438.8
Net realized capital gains	107.2	63.2	213.9
Other than temporary impairment losses	(16.9)	(45.2)	(133.9)
Other revenue	928.3	698.8	250.4

Total revenues	6,424.6	6,131.1	4,999.5

Costs and Expenses
Net loss and loss adjustment expenses	3,620.2	2,917.2	2,339.8
Commissions, brokerage and other underwriting expenses	1,651.2	1,657.3	1,423.9
Other operating expenses	967.1	765.2	342.3
Corporate administration	47.0	43.0	46.5
Amortization of intangible assets	19.4	19.0	(2.2)
Interest expense	83.0	81.6	91.8

Total costs and expenses	6,387.9	5,483.3	4,242.1

Earnings before income taxes	36.7	647.8	757.4
Income taxes	(63.8)	187.1	195.2

Net earnings	100.5	460.7	562.2
Net earnings attributable to noncontrolling interest	10.4	3.8	1.9

Net earnings attributable to Alleghany stockholders	$90.1	$456.9	$560.3

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into two reportable segments – reinsurance and insurance. Other activities include Alleghany Capital and corporate activities. See Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on our segments and other activities. The tables below present the results for our segments and for other activities for the 2017, 2016 and 2015:

	Segments			Other Activities
Year Ended December 31, 2017	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
			($ in millions)
Gross premiums written	$4,210.6	$1,509.6	$5,720.2	$-	$(23.3)	$5,696.9
Net premiums written	3,810.1	1,155.8	4,965.9	-	-	4,965.9

Net premiums earned	3,808.7	1,146.3	4,955.0	-	-	4,955.0

Net loss and LAE:
Current year (excluding catastrophe losses)	2,453.8	646.9	3,100.7	-	-	3,100.7
Current year catastrophe losses	581.1	237.0	818.1	-	-	818.1
Prior years	(249.5)	(49.1)	(298.6)	-	-	(298.6)

Total net loss and LAE	2,785.4	834.8	3,620.2	-	-	3,620.2
Commissions, brokerage and other underwriting expenses	1,286.7	364.5	1,651.2	-	-	1,651.2

Underwriting (loss)(2)	$(263.4)	$(53.0)	(316.4)	-	-	(316.4)

Net investment income			434.6	2.7	13.7	451.0
Net realized capital gains			85.7	18.2	3.3	107.2
Other than temporary impairment losses			(16.9)	-	-	(16.9)
Other revenue			15.5	906.9	5.9	928.3
Other operating expenses			82.8	881.0	3.3	967.1
Corporate administration			1.7	-	45.3	47.0
Amortization of intangible assets			(1.5)	20.9	-	19.4
Interest expense			26.9	4.0	52.1	83.0

Earnings (losses) before income taxes			$92.6	$21.9	$(77.8)	$36.7

Loss ratio(3):
Current year (excluding catastrophe losses)	64.3%	56.4%	62.6%
Current year catastrophe losses	15.3%	20.7%	16.5%
Prior years	(6.5%)	(4.3%)	(6.0%)

Total net loss and LAE	73.1%	72.8%	73.1%
Expense ratio(4)	33.8%	31.8%	33.3%

Combined ratio(5)	106.9%	104.6%	106.4%

	Segments			Other Activities
Year Ended December 31, 2016	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
			($ in millions)
Gross premiums written	$4,330.3	$1,462.7	$5,793.0	$-	$(25.9)	$5,767.1
Net premiums written	3,969.4	1,122.4	5,091.8	-	-	5,091.8

Net premiums earned	3,845.0	1,130.8	4,975.8	-	-	4,975.8

Net loss and LAE:
Current year (excluding catastrophe losses)	2,440.3	618.9	3,059.2	-	-	3,059.2
Current year catastrophe losses	138.6	87.4	226.0	-	-	226.0
Prior years	(293.5)	(74.5)	(368.0)	-	-	(368.0)

Total net loss and LAE	2,285.4	631.8	2,917.2	-	-	2,917.2
Commissions, brokerage and other underwriting expenses	1,299.0	358.3	1,657.3	-	-	1,657.3

Underwriting profit(2)	$260.6	$140.7	401.3	-	-	401.3

Net investment income			433.1	(2.3)	7.7	438.5
Net realized capital gains			159.9	(86.0)	(10.7)	63.2
Other than temporary impairment losses			(45.2)	-	-	(45.2)
Other revenue			4.4	687.1	7.3	698.8
Other operating expenses			80.6	680.5	4.1	765.2
Corporate administration			1.0	-	42.0	43.0
Amortization of intangible assets			(3.1)	22.1	-	19.0
Interest expense			27.2	1.9	52.5	81.6

Earnings (losses) before income taxes			$847.8	$(105.7)	$(94.3)	$647.8

Loss ratio(3):
Current year (excluding catastrophe losses)	63.5%	54.8%	61.5%
Current year catastrophe losses	3.6%	7.7%	4.5%
Prior years	(7.6%)	(6.6%)	(7.4%)

Total net loss and LAE	59.5%	55.9%	58.6%
Expense ratio(4)	33.8%	31.7%	33.3%

Combined ratio(5)	93.3%	87.6%	91.9%

	Segments			Other Activities
Year Ended December 31, 2015	Reinsurance Segment	Insurance Segment	Total Segments	Alleghany Capital	Corporate Activities(1)	Consolidated
			($ in millions)
Gross premiums written	$3,662.1	$1,488.1	$5,150.2	$-	$(28.0)	$5,122.2
Net premiums written	3,387.3	1,101.9	4,489.2	-	-	4,489.2

Net premiums earned	3,115.5	1,114.8	4,230.3	-	-	4,230.3

Net loss and LAE:
Current year (excluding catastrophe losses)	1,895.4	597.9	2,493.3	-	-	2,493.3
Current year catastrophe losses	31.6	30.4	62.0	-	-	62.0
Prior years	(208.3)	(7.2)	(215.5)	-	-	(215.5)

Total net loss and LAE	1,718.7	621.1	2,339.8	-	-	2,339.8
Commissions, brokerage and other underwriting expenses	1,069.8	354.1	1,423.9	-	-	1,423.9

Underwriting profit(2)	$327.0	$139.6	466.6	-	-	466.6

Net investment income			427.6	5.4	5.8	438.8
Net realized capital gains			242.6	(25.6)	(3.1)	213.9
Other than temporary impairment losses			(125.5)	-	(8.4)	(133.9)
Other revenue			6.5	241.0	2.9	250.4
Other operating expenses			80.4	259.3	2.6	342.3
Corporate administration			0.9	-	45.6	46.5
Amortization of intangible assets			(5.3)	3.1	-	(2.2)
Interest expense			38.3	1.5	52.0	91.8

Earnings (losses) before income taxes			$903.5	$(43.1)	$(103.0)	$757.4

Loss ratio(3):
Current year (excluding catastrophe losses)	60.9%	53.6%	58.9%
Current year catastrophe losses	1.0%	2.7%	1.5%
Prior years	(6.7%)	(0.6%)	(5.1%)

Total net loss and LAE	55.2%	55.7%	55.3%
Expense ratio(4)	34.3%	31.8%	33.7%

Combined ratio(5)	89.5%	87.5%	89.0%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of 2017, 2016 and 2015

Premiums. The following table presents our consolidated premiums.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Premiums written:
Gross premiums written	$5,696.9	$5,767.1	$5,122.2	(1.2%)	12.6%
Net premiums written	4,965.9	5,091.8	4,489.2	(2.5%)	13.4%

Net premiums earned	4,955.0	4,975.8	4,230.3	(0.4%)	17.6%

2017 vs 2016. The decrease in gross and net premiums written in 2017 from 2016 is primarily attributable to a decrease at our reinsurance segment, partially offset by an increase at our insurance segment, reflecting continued growth at CapSpecialty and PacificComp. The decrease at our reinsurance segment is primarily related to cancellations, non-renewals and reduced participations in certain treaties, the impact of rate pressures and increased retentions by cedants, partially offset by gross and net premiums written in 2017 related to reinstatement premiums written on treaties impacted by catastrophe losses. The decrease at our reinsurance segment in gross and net premiums written also reflects lower premiums related to a large whole account quota share treaty entered into in the fourth quarter of 2015, or the “Quota Share Treaty.” Premiums related to the Quota Share Treaty were $780.9 million and $854.3 million in 2017 and 2016, respectively. Premiums related to the Quota Share Treaty in 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available.

The decrease in net premiums earned in 2017 from 2016 primarily reflects a decrease at our reinsurance segment due mainly to a decrease in net premiums written in recent quarters, partially offset by an increase at our insurance segment, reflecting continued growth of premiums written at CapSpecialty and PacificComp.

2016 vs 2015. The increase in gross and net premiums written in 2016 from 2015 is primarily attributable to an increase at our reinsurance segment, primarily reflecting $854.3 million of premiums in 2016 related to the Quota Share Treaty compared with $221.6 million of such premiums in 2015, partially offset by the impact of changes in foreign exchange rates.

The increase in net premiums earned in 2016 from 2015 primarily reflects an increase at our reinsurance segment for the reason discussed above.

A detailed comparison of premiums by segment for 2017, 2016 and 2015 is contained on pages 82, 83 and 90.

Net loss and LAE. The following table presents our consolidated net loss and LAE.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$3,100.7	$3,059.2	$2,493.3	1.4%	22.7%
Current year catastrophe losses	818.1	226.0	62.0	262.0%	264.5%
Prior years	(298.6)	(368.0)	(215.5)	(18.9%)	70.8%

Total net loss and LAE	$3,620.2	$2,917.2	$2,339.8	24.1%	24.7%

Loss ratio:
Current year (excluding catastrophe losses)	62.6%	61.5%	58.9%
Current year catastrophe losses	16.5%	4.5%	1.5%
Prior years	(6.0%)	(7.4%)	(5.1%)

Total net loss and LAE	73.1%	58.6%	55.3%

2017 vs 2016. The increase in net loss and LAE in 2017 from 2016 primarily reflects a significant increase in catastrophe losses at our reinsurance and insurance segments. The catastrophe losses in 2017 include $217.7 million related to Hurricane Harvey, $252.1 million related to Hurricane Irma and $216.8 million related to Hurricane Maria, as well as losses from wildfires in the State of California and earthquakes in Mexico.

2017 reinsurance segment net loss and LAE includes $24.4 million of unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

2016 vs 2015. The increase in net loss and LAE in 2016 from 2015 primarily reflects an increase at our reinsurance segment due primarily to higher net premiums earned, as discussed above, higher catastrophe losses, as well as higher non-catastrophe losses in the 2016 accident year related to the Quota Share Treaty, partially offset by an increase in favorable prior accident year loss reserve development.

A detailed comparison of net loss and LAE by segment for 2017, 2016 and 2015 is contained on pages 84 through 86 and pages 91 through 93.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Commissions, brokerage and other underwriting expenses	$1,651.2	$1,657.3	$1,423.9	(0.4%)	16.4%

Expense ratio	33.3%	33.3%	33.7%

2017 vs 2016. The slight decrease in commissions, brokerage and other underwriting expenses in 2017 from 2016 primarily reflects a decrease at our reinsurance segment from the impact of lower net premiums earned and the impact of losses arising from Hurricanes Harvey, Irma and Maria on short-term incentive compensation expense accruals, largely offset by the impact of an increase at our insurance segment due to the impact of higher net premiums earned at CapSpecialty and PacificComp.

2016 vs 2015. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects an increase at our reinsurance segment due primarily to higher net premiums earned, as discussed above, partially offset by a slight decrease in employee-related overhead expenses.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for 2017, 2016 and 2015 is contained on pages 86, 87, 93 and 94.

Underwriting profit. The following table presents our consolidated underwriting (loss) profit.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Underwriting (loss) profit	$(316.4)	$401.3	$466.6	(178.8%)	(14.0%)

Combined ratio	106.4%	91.9%	89.0%

2017 vs 2016. The underwriting loss in 2017 compared with the underwriting profit in 2016 primarily reflects significant catastrophe losses from Hurricanes Harvey, Irma and Maria at our reinsurance and insurance segments, as discussed above.

2016 vs 2015. The decrease in underwriting profit in 2016 from 2015 reflects a decrease at our reinsurance segment due primarily to higher catastrophe and non-catastrophe losses in the 2016 accident year, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above.

A detailed comparison of underwriting profits by segment for 2017, 2016 and 2015 is contained on pages 87 and 94.

Investment results. The following table presents our consolidated investment results.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Net investment income	$451.0	$438.5	$438.8	2.9%	(0.1%)
Net realized capital gains	107.2	63.2	213.9	69.6%	(70.5%)
Other than temporary impairment losses	(16.9)	(45.2)	(133.9)	(62.6%)	(66.2%)

2017 vs 2016. The increase in net investment income in 2017 from 2016 primarily relates to higher interest income, partially offset by a decrease in income from other invested assets. The increase in interest income primarily reflects growth in funds withheld and commercial mortgage loan balances, higher yields on short term investments and floating-rate debt securities, as well as the fact that interest income in the fourth quarter of 2016 was reduced by approximately $7 million of adjustments made to more accurately reflect premium amortization associated with certain bonds. The decrease in income from other invested assets primarily reflects losses incurred on our equity interests in Pillar Capital Holdings Limited and related funds, or “Pillar Investments,” arising from catastrophe losses incurred in August and September 2017 and to a $12.6 million charge on our equity investment in Ares Management LLC, or “Ares” in early 2017. The charge on our equity investment in Ares reflects our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity. Ares expects to receive future management fees derived from the assets under management of the acquired entity.

The increase in net realized capital gains in 2017 from 2016 primarily reflects a $98.8 million capital loss due to an impairment charge from a write-down of certain SORC assets as of December 31, 2016, as more fully described in the following pages, partially offset by lower net realized capital gains from the sale of equity securities.

The decrease in OTTI losses in 2017 from 2016 reflects decreases in OTTI losses related to debt securities.

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

The decrease in net realized capital gains in 2016 from 2015 primarily reflects a $98.8 million capital loss due to an impairment charge from a write-down of certain SORC assets as of December 31, 2016 and lower gains from the sales of equity securities, partially offset by a $13.2 million realized gain recorded on April 15, 2016 by Alleghany Capital, as more fully described in the following pages, and a $25.8 million capital loss due to an impairment charge from a write-off of our investment in ORX recorded on December 31, 2015. Realized capital gains from equity securities for 2015 includes the sales of certain equity securities resulting from a partial restructuring of the equity portfolio, as well as the sales of certain equity securities which had their cost basis reduced in earlier periods for the recognition of OTTI losses.

The decrease in OTTI losses in 2016 from 2015 primarily reflects the absence of losses on equity securities in the energy, pharmaceutical, gaming and airline sectors which were significant in 2015.

A detailed comparison of investment results for 2017, 2016 and 2015 is contained on pages 95 through 99.

Other revenue and expenses. The following table presents our consolidated other revenue and expenses.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Other revenue	$928.3	$698.8	$250.4	32.8%	179.1%

Other operating expenses	967.1	765.2	342.3	26.4%	123.5%
Corporate administration	47.0	43.0	46.5	9.3%	(7.5%)
Amortization of intangible assets	19.4	19.0	(2.2)	2.1%	(963.6%)
Interest expense	83.0	81.6	91.8	1.7%	(11.1%)

Other revenue and Other operating expenses. Other revenue and other operating expenses primarily include sales revenues and expenses associated with Alleghany Capital. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $72.9 million, $76.1 million and $77.6 million in 2017, 2016 and 2015, respectively. The decrease in long-term incentive compensation at our reinsurance and insurance segments in 2017 from 2016 primarily reflects the impact of losses arising from Hurricanes Harvey, Irma and Maria, partially offset by the impact of an increase in unrealized appreciation on our equity and, to a lesser extent, bond portfolios, on long-term incentive compensation expense accruals at TransRe and RSUI. See Note 14 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

The increase in other revenue in 2017 from 2016 primarily reflects the acquisition of W&W|AFCO Steel. The increase in other operating expenses in 2017 from 2016 primarily reflects the acquisition of W&W|AFCO Steel and finder’s fees, legal and accounting costs and other transaction-related expenses at the Alleghany Capital level, partially offset by a decrease in the long-term incentive compensation of our reinsurance and insurance segments. On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel for $164.5 million, including $163.9 million in cash paid on May 1, 2017 and $0.6 million of estimated purchase price adjustments.

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

Corporate administration. The increase in corporate administration expense in 2017 from 2016 primarily reflects higher long-term incentive compensation expense accruals at Alleghany, driven by the impact of unrealized appreciation on our equity and, to a lesser extent, bond portfolios, partially offset by losses arising from Hurricanes Harvey, Irma and Maria. The decrease in corporate administration expense in 2016 from 2015 primarily reflects lower long-term incentive compensation expense accruals due mainly to the impact of less favorable financial results, partially offset by a rise in the price per share of our common stock during 2016.

Amortization of intangible assets. The increase in amortization expenses in 2017 from 2016 primarily reflects the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel, partially offset by a decrease in amortization expense at IPS, as certain of IPS’s intangible assets were fully amortized as of December 31, 2016. Amortization expenses in 2016 reflect the amortization of net intangible assets, including intangible assets related to the acquisitions of IPS and Jazwares. Negative amortization expense in 2015 reflects the amortization of intangible liabilities acquired in our merger with TransRe in 2012, partially offset by the amortization of intangible assets. Amortization of intangible assets in 2015 also reflects the acquisition of IPS on October 31, 2015.

Interest expense. The increase in interest expense in 2017 from 2016 reflects new or increased borrowings at Jazwares, IPS and Bourn & Koch and borrowings at W&W|AFCO Steel. The decrease in interest expense in 2016 from 2015 primarily reflects lower interest expense at our reinsurance segment resulting from the maturity and repayment of TransRe’s 5.75% senior notes due on December 14, 2015, or the “2015 Senior Notes,” on December 14, 2015. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

Income taxes. The following table presents our consolidated income tax expense.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Income taxes	$(63.8)	$187.1	$195.2	(134.1%)	(4.1%)

Effective tax rate	(173.9%)	28.9%	25.8%

2017 vs 2016. The income tax benefit in 2017 compared with income tax expenses in 2016 reflects the impact of taxable losses arising from Hurricanes Harvey, Irma and Maria. In addition, income taxes in 2016 include prior period income tax expense adjustments. The effective tax rate in 2017 compared with 2016 primarily reflects income tax benefits from taxable losses arising from Hurricanes Harvey, Irma and Maria in 2017 and, to a lesser extent, a tax benefit associated with the December 31, 2017 sale of PacificComp, as well as prior period income tax expense adjustments in 2016, which include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in 2016 that relate primarily to periods prior to our merger with TransRe in 2012.

The Tax Cuts and Jobs Act of 2017, or the “Tax Act,” was signed into law on December 22, 2017. Among other provisions, the Tax Act reduced the corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 for the 2018 tax year and, as a consequence, the value of our deferred tax assets and liabilities as of December 31, 2017 was reduced. The net impact of this reduction to our consolidated 2017 tax expense was not material. There currently exists a degree of uncertainty as to how certain provisions in the Tax Act will be interpreted and implemented in practice in the future.

2016 vs 2015. The decrease in income taxes in 2016 from 2015 primarily reflects a decrease in earnings before income taxes partially offset by prior period income tax expense adjustments. The increase in the effective tax rate in 2016 from 2015 primarily reflects larger prior period income tax adjustments, higher state income taxes and lower tax-exempt interest income arising from municipal bond securities. Prior period income tax expense adjustments for 2016 include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in 2016 that relate primarily to periods prior to our merger with TransRe in 2012.

Earnings. The following table presents our consolidated earnings.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Earnings before income taxes	$36.7	$647.8	$757.4	(94.3%)	(14.5%)

Net earnings attributable to Alleghany stockholders	90.1	456.9	560.3	(80.3%)	(18.5%)

2017 vs 2016. The decrease in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2017 from 2016 primarily reflects significant catastrophe losses from Hurricanes Harvey, Irma and Maria at our reinsurance and insurance segments, as discussed above.

2016 vs 2015. The decrease in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2016 from 2015 primarily reflects lower net realized capital gains and underwriting profits, partially offset by lower OTTI losses, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Year Ended December 31, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,557.8	$2,652.8	$4,210.6
Net premiums written	1,233.1	2,577.0	3,810.1

Net premiums earned	1,181.9	2,626.8	3,808.7
Net loss and LAE:
Current year (excluding catastrophe losses)	658.3	1,795.5	2,453.8
Current year catastrophe losses	516.3	64.8	581.1
Prior years	(94.5)	(155.0)	(249.5)

Total net loss and LAE	1,080.1	1,705.3	2,785.4
Commissions, brokerage and other underwriting expenses	383.4	903.3	1,286.7

Underwriting (loss) profit(2)	$(281.6)	$18.2	$(263.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	55.7%	68.3%	64.3%
Current year catastrophe losses	43.7%	2.5%	15.3%
Prior years	(8.0%)	(5.8%)	(6.5%)

Total net loss and LAE	91.4%	65.0%	73.1%
Expense ratio(4)	32.4%	34.4%	33.8%

Combined ratio(5)	123.8%	99.4%	106.9%

Year Ended December 31, 2016	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,515.5	$2,814.8	$4,330.3
Net premiums written	1,237.2	2,732.2	3,969.4

Net premiums earned	1,168.0	2,677.0	3,845.0
Net loss and LAE:
Current year (excluding catastrophe losses)	547.4	1,892.9	2,440.3
Current year catastrophe losses	136.7	1.9	138.6
Prior years	(105.7)	(187.8)	(293.5)

Total net loss and LAE	578.4	1,707.0	2,285.4
Commissions, brokerage and other underwriting expenses	376.2	922.8	1,299.0

Underwriting profit(2)	$213.4	$47.2	$260.6

Loss ratio(3):
Current year (excluding catastrophe losses)	46.9%	70.7%	63.5%
Current year catastrophe losses	11.7%	0.1%	3.6%
Prior years	(9.0%)	(7.0%)	(7.6%)

Total net loss and LAE	49.6%	63.8%	59.5%
Expense ratio(4)	32.2%	34.5%	33.8%

Combined ratio(5)	81.8%	98.3%	93.3%

Year Ended December 31, 2015	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,171.9	$2,490.2	$3,662.1
Net premiums written	953.6	2,433.7	3,387.3

Net premiums earned	887.4	2,228.1	3,115.5
Net loss and LAE:
Current year (excluding catastrophe losses)	343.9	1,551.5	1,895.4
Current year catastrophe losses	24.9	6.7	31.6
Prior years	(76.7)	(131.6)	(208.3)

Total net loss and LAE	292.1	1,426.6	1,718.7
Commissions, brokerage and other underwriting expenses	295.6	774.2	1,069.8

Underwriting profit(2)	$299.7	$27.3	$327.0

Loss ratio(3):
Current year (excluding catastrophe losses)	38.8%	69.6%	60.9%
Current year catastrophe losses	2.8%	0.3%	1.0%
Prior years	(8.6%)	(5.9%)	(6.7%)

Total net loss and LAE	33.0%	64.0%	55.2%
Expense ratio(4)	33.3%	34.7%	34.3%

Combined ratio(5)	66.3%	98.7%	89.5%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Property
Premiums written:
Gross premiums written	$1,557.8	$1,515.5	$1,171.9	2.8%	29.3%
Net premiums written	1,233.1	1,237.2	953.6	(0.3%)	29.7%

Net premiums earned	1,181.9	1,168.0	887.4	1.2%	31.6%

Casualty & other
Premiums written:
Gross premiums written	$2,652.8	$2,814.8	$2,490.2	(5.8%)	13.0%
Net premiums written	2,577.0	2,732.2	2,433.7	(5.7%)	12.3%

Net premiums earned	2,626.8	2,677.0	2,228.1	(1.9%)	20.1%

Total
Premiums written:
Gross premiums written	$4,210.6	$4,330.3	$3,662.1	(2.8%)	18.2%
Net premiums written	3,810.1	3,969.4	3,387.3	(4.0%)	17.2%

Net premiums earned	3,808.7	3,845.0	3,115.5	(0.9%)	23.4%

Property. The increase in gross premiums written in 2017 from 2016 primarily reflects reinstatement premiums written on treaties impacted by catastrophe losses and an increase in gross premiums written related to the Quota Share Treaty, partially offset by cancellations, non-renewals and reduced participations in certain international treaties. Gross premiums written related to the Quota Share Treaty were $364.3 million and $353.2 million in 2017 and 2016, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 2.7 percent in 2017 from 2016. The increase in net premiums earned in 2017 from 2016 primarily reflects increased premiums earned related to the Quota Share Treaty and $30.2 million of net reinstatement premiums earned on treaties impacted by catastrophe losses, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2017. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 1.2 percent in 2017 from 2016.

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

Casualty & other. The decrease in gross premiums written in 2017 from 2016 primarily reflects cancellations, non-renewals and reduced participations in certain treaties, as well as the impact of rate pressures and increased retentions by cedants and a decrease in casualty-related premiums written related to the Quota Share Treaty, partially offset by reinstatement premiums written on treaties impacted by catastrophe losses. Gross premiums written related to the Quota Share Treaty were $416.6 million and $501.1 million in 2017 and 2016, respectively. Premiums related to the Quota Share Treaty in 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased 5.6 percent in 2017 from 2016. The decrease in net premiums earned in 2017 from 2016 primarily reflects the decline in net premiums written in recent quarters and the impact of changes in foreign currency exchange rates, partially offset by $4.3 million of net reinstatement premiums earned on treaties impacted by catastrophe losses. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 1.5 percent in 2017 from 2016.

The increase in gross premiums written in 2016 from 2015 primarily reflects $501.1 million of casualty-related premiums in 2016 compared with $156.9 million in 2015 related to the Quota Share Treaty, partially offset by the impact of changes in foreign exchange rates. Premiums related to the Quota Share Treaty in 2016 reflect elevated premiums written in the first quarter of 2016 due to differences between initial premium estimates at contract inception, which were recorded in the fourth quarter of 2015, and actual data subsequently reported. As a consequence of this change in estimate, premiums written in the fourth quarter of 2015 were understated and premiums written in the first quarter of 2016 were correspondingly increased. In general, when actual data has not been reported by ceding companies, premiums written are estimated based on historical patterns and other relevant factors. Any differences between these estimates and actual data subsequently reported are recorded in the period when actual data becomes available. Excluding the impact of changes in foreign exchange rates, gross premiums written increased 14.5 percent in 2016 from 2015. The increase in net premiums earned in 2016 from 2015 primarily reflects net premiums earned related to the Quota Share Treaty. There were no net premiums earned in 2015 related to the Quota Share Treaty. Excluding the impact of changes in foreign exchange rates, net premiums earned increased 21.7 percent in 2016 from 2015.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$658.3	$547.4	$343.9	20.3%	59.2%
Current year catastrophe losses	516.3	136.7	24.9	277.7%	449.0%
Prior years	(94.5)	(105.7)	(76.7)	(10.6%)	37.8%

Total net loss and LAE	$1,080.1	$578.4	$292.1	86.7%	98.0%

Loss ratio:
Current year (excluding catastrophe losses)	55.7%	46.9%	38.8%
Current year catastrophe losses	43.7%	11.7%	2.8%
Prior years	(8.0%)	(9.0%)	(8.6%)

Total net loss and LAE	91.4%	49.6%	33.0%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,795.5	$1,892.9	$1,551.5	(5.1%)	22.0%
Current year catastrophe losses	64.8	1.9	6.7	3,310.5%	(71.6%)
Prior years	(155.0)	(187.8)	(131.6)	(17.5%)	42.7%

Total net loss and LAE	$1,705.3	$1,707.0	$1,426.6	(0.1%)	19.7%

Loss ratio:
Current year (excluding catastrophe losses)	68.3%	70.7%	69.6%
Current year catastrophe losses	2.5%	0.1%	0.3%
Prior years	(5.8%)	(7.0%)	(5.9%)

Total net loss and LAE	65.0%	63.8%	64.0%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,453.8	$2,440.3	$1,895.4	0.6%	28.7%
Current year catastrophe losses	581.1	138.6	31.6	319.3%	338.6%
Prior years	(249.5)	(293.5)	(208.3)	(15.0%)	40.9%

Total net loss and LAE	$2,785.4	$2,285.4	$1,718.7	21.9%	33.0%

Loss ratio:
Current year (excluding catastrophe losses)	64.3%	63.5%	60.9%
Current year catastrophe losses	15.3%	3.6%	1.0%
Prior years	(6.5%)	(7.6%)	(6.7%)

Total net loss and LAE	73.1%	59.5%	55.2%

Property. The increase in net loss and LAE in 2017 from 2016 primarily reflects higher catastrophe losses. Catastrophe losses in 2017 include $110.8 million related to Hurricane Harvey in August 2017, $128.1 million related to Hurricane Irma in September 2017, $181.3 million related to Hurricane Maria in September 2017, $69.2 million related to wildfires in the State of California in the fourth quarter of 2017, and $26.9 million related to earthquakes in Mexico in September 2017. The catastrophe losses in 2016 relate to wildfire losses in Alberta, Canada, earthquake losses in Japan, earthquake losses in Ecuador, all of which occurred in the second quarter, typhoon and flood losses in China in the third quarter, earthquake losses from an earthquake in New Zealand in the fourth quarter and $21.8 million of losses from Hurricane Matthew, which caused property damage and flooding in the Southeast Coast of the U.S. in October.

The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned, higher catastrophe losses, as well as higher non-catastrophe property losses in the 2016 accident year in connection with the Quota Share Treaty, partially offset by an increase in favorable prior accident year loss reserve development. The catastrophe losses in 2016 relate to wildfire losses in Alberta, Canada, earthquake losses in Japan, earthquake losses in Ecuador, all of which occurred in the second quarter, typhoon and flood losses in China in the third quarter, earthquake losses from an earthquake in New Zealand in the fourth quarter and $21.8 million of losses from Hurricane Matthew, which caused property damage and flooding in the Southeast Coast of the U.S. in October. Catastrophe losses for 2015 relate to the chemical explosion in Tianjin, China in August.

Net loss and LAE in 2017, 2016 and 2015 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2017		2016		2015
			($ in millions)
Catastrophe events	$(22.2)	(1)	$(14.2)	(2)	$(28.0)	(3)
Non-catastrophe	(72.3)	(4)	(91.5)	(5)	(48.7)	(6)

Total	$(94.5)		$(105.7)		$(76.7)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred primarily in the 2016 accident year.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Includes favorable prior accident year loss reserve development of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 through 2016 accident years.
(5)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 through 2015 accident years.
(6)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 and 2014 accident years.

The favorable prior accident year loss reserve development in 2017, 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2017.

Casualty & other. Net loss and LAE in 2017 approximated those in 2016, primarily reflecting higher catastrophe losses and less favorable prior accident year loss reserve development being offset by the impact of lower net premiums earned and lower non-catastrophe losses in the 2017 accident year. Catastrophe losses in 2017 relate primarily to the marine lines of business, and include $20.1 million related to Hurricane Harvey in August 2017, $26.2 million related to Hurricane Irma in September 2017, $15.4 million related to Hurricane Maria in September 2017, $1.6 million related to wildfires in the State of California in the fourth quarter of 2017, and $1.5 million related to earthquakes in Mexico in September 2017. The modest catastrophe losses in 2016 relate primarily to earthquake losses in Ecuador.

The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned and higher losses in the 2016 accident year related to the Quota Share Treaty, partially offset by the impact of increases in favorable prior accident year loss reserve development. The modest catastrophe losses in 2016 relate primarily to earthquake losses in Ecuador. The catastrophe losses for 2015 relate to the chemical explosion in Tianjin, China in August 2015.

Net loss and LAE in 2017, 2016 and 2015 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2017		2016		2015
			($ in millions)
Malpractice Treaties(1)	$(5.0)		$(10.8)		$(12.1)
Ogden rate impact(2)	24.4		-		-
Commuted A&E Liabilities(3)	-		-		38.2
Other	(174.4)	(4)	(177.0)	(5)	(157.7)	(6)

Total	$(155.0)		$(187.8)		$(131.6)

(1)	Represents certain medical malpractice treaties, or the “Malpractice Treaties,” pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(2)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(3)	Represents unfavorable prior accident year development on Commuted A&E Liabilities related to the Commutation Agreement, as discussed above.
(4)	Primarily reflects favorable prior accident year loss reserve development in: (i) longer-tailed professional liability and general liability lines of business related to the 2003 through 2012 accident years; and (ii) shorter-tailed casualty lines of business related to the 2010 through 2014 accident years; partially offset by unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business in the 2015 and 2016 accident years.
(5)	Generally reflects favorable prior accident year loss reserve development reserves in a variety of casualty & other lines of business primarily from the 2003 through 2015 accident years.
(6)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.

The favorable prior accident year loss reserve development in 2017, 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2017 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2017.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$383.4	$376.2	$295.6	1.9%	27.3%

Expense ratio	32.4%	32.2%	33.3%

Casualty & other
Commissions, brokerage and other underwriting expenses	$903.3	$922.8	$774.2	(2.1%)	19.2%

Expense ratio	34.4%	34.5%	34.7%

Total
Commissions, brokerage and other underwriting expenses	$1,286.7	$1,299.0	$1,069.8	(0.9%)	21.4%

Expense ratio	33.8%	33.8%	34.3%

Property. The increase in commissions, brokerage and other underwriting expenses in 2017 from 2016 primarily reflects the impact of higher net premiums earned and an increase in commission rates, partially offset by lower short-term incentive compensation expense accruals arising from the significant catastrophe losses that occurred in 2017. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by a slight decrease in employee-related overhead expenses.

Casualty & other. The decrease in commissions, brokerage and other underwriting expenses in 2017 from 2016 primarily reflects lower short-term incentive compensation expense accruals arising from the significant catastrophe losses that occurred in 2017, the impact of lower net premiums earned and a decrease in profit commissions related to the Malpractice Treaties. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by a slight decrease in employee-related overhead expenses.

Reinsurance Segment: Underwriting profit. The following table presents our underwriting (loss) profit for the reinsurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
Property
Underwriting (loss) profit	$(281.6)	$213.4	$299.7	(232.0%)	(28.8%)

Combined ratio	123.8%	81.7%	66.3%

Casualty & other
Underwriting profit	$18.2	$47.2	$27.3	(61.4%)	72.9%

Combined ratio	99.4%	98.3%	98.7%

Total
Underwriting (loss) profit	$(263.4)	$260.6	$327.0	(201.1%)	(20.3%)

Combined ratio	106.9%	93.3%	89.5%

Property. The underwriting loss in 2017 compared with the underwriting profit in 2016 primarily reflects significant catastrophe losses from Hurricanes Harvey, Irma and Maria, as discussed above. The decrease in underwriting profit in 2016 from 2015 primarily reflects an increase in catastrophe losses, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above.

Casualty & other. The decrease in underwriting profit in 2017 from 2016 primarily reflects significant catastrophe losses from Hurricanes Harvey, Irma and Maria, as well as less favorable prior accident year loss reserve development, as discussed above. The increase in underwriting profit in 2016 from 2015 primarily reflects an increase in favorable prior accident year loss reserve developments, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp (prior to its sale on December 31, 2017) operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of this Form 10-K.

The underwriting results of the insurance segment are presented below.

Year Ended December 31, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$1,056.8	$290.2	$162.6	$1,509.6
Net premiums written	724.4	271.2	160.2	1,155.8

Net premiums earned	721.7	260.9	163.7	1,146.3
Net loss and LAE:
Current year (excluding catastrophe losses)	380.7	142.7	123.5	646.9
Current year catastrophe losses	232.4	4.6	-	237.0
Prior years	(43.2)	(3.4)	(2.5)	(49.1)

Total net loss and LAE	569.9	143.9	121.0	834.8
Commissions, brokerage and other underwriting expenses	208.9	112.7	42.9	364.5

Underwriting (loss) profit(1)	$(57.1)	$4.3	$(0.2)	$(53.0)

Loss ratio(2):
Current year (excluding catastrophe losses)	52.8%	54.7%	75.4%	56.4%
Current year catastrophe losses	32.2%	1.8%	- %	20.7%
Prior years	(6.0%)	(1.4%)	(1.5%)	(4.3%)

Total net loss and LAE	79.0%	55.1%	73.9%	72.8%
Expense ratio(3)	28.9%	43.2%	26.2%	31.8%

Combined ratio(4)	107.9%	98.3%	100.1%	104.6%

Year Ended December 31, 2016	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$1,056.4	$266.5	$139.8	$1,462.7
Net premiums written	734.1	250.0	138.3	1,122.4

Net premiums earned	754.5	237.5	138.8	1,130.8
Net loss and LAE:
Current year (excluding catastrophe losses)	391.4	122.8	104.7	618.9
Current year catastrophe losses	80.7	6.7	-	87.4
Prior years	(68.3)	(4.2)	(2.0)	(74.5)

Total net loss and LAE	403.8	125.3	102.7	631.8
Commissions, brokerage and other underwriting expenses	212.3	107.3	38.7	358.3

Underwriting (loss) profit(1)	$138.4	$4.9	$(2.6)	$140.7

Loss ratio(2):
Current year (excluding catastrophe losses)	51.9%	51.7%	75.4%	54.8%
Current year catastrophe losses	10.7%	2.8%	- %	7.7%
Prior years	(9.1%)	(1.8%)	(1.4%)	(6.6%)

Total net loss and LAE	53.5%	52.7%	74.0%	55.9%
Expense ratio(3)	28.1%	45.2%	27.9%	31.7%

Combined ratio(4)	81.6%	97.9%	101.9%	87.6%

Year Ended December 31, 2015	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$1,148.4	$236.6	$103.1	$1,488.1
Net premiums written	779.4	220.6	101.9	1,101.9

Net premiums earned	809.8	205.0	100.0	1,114.8
Net loss and LAE:
Current year (excluding catastrophe losses)	414.6	106.7	76.6	597.9
Current year catastrophe losses	26.1	4.3	-	30.4
Prior years	(11.9)	4.7	-	(7.2)

Total net loss and LAE	428.8	115.7	76.6	621.1
Commissions, brokerage and other underwriting expenses	222.9	94.3	36.9	354.1

Underwriting (loss) profit(1)	$158.1	$(5.0)	$(13.5)	$139.6

Loss ratio(2):
Current year (excluding catastrophe losses)	51.2%	52.1%	76.6%	53.6%
Current year catastrophe losses	3.2%	2.1%	- %	2.7%
Prior years	(1.5%)	2.3%	- %	(0.6%)

Total net loss and LAE	52.9%	56.5%	76.6%	55.7%
Expense ratio(3)	27.5%	46.1%	36.9%	31.8%

Combined ratio(4)	80.4%	102.6%	113.5%	87.5%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table presents premiums for the insurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
		($ in millions)
RSUI
Premiums written:
Gross premiums written	$1,056.8	$1,056.4	$1,148.4	- %	(8.0%)
Net premiums written	724.4	734.1	779.4	(1.3%)	(5.8%)

Net premiums earned	721.7	754.5	809.8	(4.3%)	(6.8%)

CapSpecialty
Premiums written:
Gross premiums written	$290.2	$266.5	$236.6	8.9%	12.6%
Net premiums written	271.2	250.0	220.6	8.5%	13.3%

Net premiums earned	260.9	237.5	205.0	9.9%	15.9%

PacificComp
Premiums written:
Gross premiums written	$162.6	$139.8	$103.1	16.3%	35.6%
Net premiums written	160.2	138.3	101.9	15.8%	35.7%

Net premiums earned	163.7	138.8	100.0	17.9%	38.8%

Total
Premiums written:
Gross premiums written	$1,509.6	$1,462.7	$1,488.1	3.2%	(1.7%)
Net premiums written	1,155.8	1,122.4	1,101.9	3.0%	1.9%

Net premiums earned	1,146.3	1,130.8	1,114.8	1.4%	1.4%

RSUI. Gross premiums written in 2017 approximated those from 2016, primarily reflecting declines in the property and most casualty lines of business in the first nine months of 2017 arising from an increase in competition, offset by 2017 fourth quarter growth, due to an increase in business opportunities and improved general market conditions, particularly in the property lines of business. The decrease in gross premiums written in 2016 from 2015 primarily reflects declines in the property lines of business and, to a lesser extent, declines in RSUI’s other lines of business, all due to an increase in competition and a reduction in pricing.

The decreases in net premiums earned in 2017 from 2016 and in 2016 from 2015 primarily reflect a general trend of declining gross premiums written prior to the fourth quarter of 2017.

CapSpecialty. The increase in gross premiums written in 2017 from 2016 primarily reflects growth in the professional liability and miscellaneous medical lines of business due to CapSpecialty’s distribution initiatives and expanded product offerings. The increase in gross premiums written in 2016 from 2015 primarily reflects strong growth in the professional, environmental and construction lines of business due to CapSpecialty’s distribution initiatives and, to a lesser extent, an increase in the surety lines of business.

The increases in net premiums earned in 2017 from 2016 and in 2016 from 2015 primarily reflect increases in gross premiums written.

PacificComp. The increases in gross premiums written and net premiums earned in 2017 from 2016 and in 2016 from 2015 primarily reflect premium growth due to PacificComp’s distribution initiatives and growth in targeted segments of the workers’ compensation market in the State of California.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$380.7	$391.4	$414.6	(2.7%)	(5.6%)
Current year catastrophe losses	232.4	80.7	26.1	188.0%	209.2%
Prior years	(43.2)	(68.3)	(11.9)	(36.7%)	473.9%

Total net loss and LAE	$569.9	$403.8	$428.8	41.1%	(5.8%)

Loss ratio:
Current year (excluding catastrophe losses)	52.8%	51.9%	51.2%
Current year catastrophe losses	32.2%	10.7%	3.2%
Prior years	(6.0%)	(9.1%)	(1.5%)

Total net loss and LAE	79.0%	53.5%	52.9%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$142.7	$122.8	$106.7	16.2%	15.1%
Current year catastrophe losses	4.6	6.7	4.3	(31.3%)	55.8%
Prior years	(3.4)	(4.2)	4.7	(19.0%)	(189.4%)

Total net loss and LAE	$143.9	$125.3	$115.7	14.8%	8.3%

Loss ratio:
Current year (excluding catastrophe losses)	54.7%	51.7%	52.1%
Current year catastrophe losses	1.8%	2.8%	2.1%
Prior years	(1.4%)	(1.8%)	2.3%

Total net loss and LAE	55.1%	52.7%	56.5%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$123.5	$104.7	$76.6	18.0%	36.7%
Current year catastrophe losses	-	-	-	-	-
Prior years	(2.5)	(2.0)	-	25.0%	-

Total net loss and LAE	$121.0	$102.7	$76.6	17.8%	34.1%

Loss ratio:
Current year (excluding catastrophe losses)	75.4%	75.4%	76.6%
Current year catastrophe losses	- %	- %	- %
Prior years	(1.5%)	(1.4%)	- %

Total net loss and LAE	73.9%	74.0%	76.6%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$646.9	$618.9	$597.9	4.5%	3.5%
Current year catastrophe losses	237.0	87.4	30.4	171.2%	187.5%
Prior years	(49.1)	(74.5)	(7.2)	(34.1%)	934.7%

Total net loss and LAE	$834.8	$631.8	$621.1	32.1%	1.7%

Loss ratio:
Current year (excluding catastrophe losses)	56.4%	54.8%	53.6%
Current year catastrophe losses	20.7%	7.7%	2.7%
Prior years	(4.3%)	(6.6%)	(0.6%)

Total net loss and LAE	72.8%	55.9%	55.7%

RSUI. The increase in net loss and LAE in 2017 from 2016 primarily reflects higher catastrophe losses. The decrease in net loss and LAE in 2016 from 2015 primarily reflects an increase in favorable prior accident year loss reserve development and the impact of lower net premiums earned, partially offset by higher catastrophe losses.

Catastrophe losses in 2017 include $86.6 million related to Hurricane Harvey in August 2017, $97.6 million related to Hurricane Irma in September 2017 and $20.1 million related to Hurricane Maria in September 2017. Catastrophe losses in 2017 also reflect losses from flooding in the State of California and severe weather primarily in the Southeastern and Midwestern U.S. Catastrophe losses in 2016 primarily reflect losses from flooding and severe weather primarily in the State of Texas in April and May, losses from wildfires in Alberta, Canada in May, losses from flooding and severe weather primarily in the State of Louisiana and the Midwestern U.S. in the third quarter, losses from wildfires in the State of Tennessee in November and $26.8 million of losses from Hurricane Matthew, which caused property damage and flooding in the Southeast Coast of the U.S. in October. Catastrophe losses in 2015 primarily reflect several occurrences of severe weather in the Southeastern and Midwestern U.S.

Net loss and LAE in 2017, 2016 and 2015 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2017		2016		2015
	($ in millions)
Casualty	$(38.9)	(1)	$(35.3)	(2)	$(2.9)	(3)
Property and other	(4.3)	(4)	(33.0)	(5)	(9.0)	(6)

Total	$(43.2)		$(68.3)		$(11.9)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related to the 2011 through 2014 accident years.
(4)	Primarily reflects favorable catastrophe prior accident year loss reserve development related to the 2016 accident year, partially offset by unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years.
(5)	Includes favorable prior accident year loss reserve development of ($20.6) million from Super Storm Sandy in 2012 and various other smaller amounts primarily from non-catastrophe property lines of business in recent accident years.
(6)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year loss reserve development related to unallocated LAE reserves.

The favorable prior accident year loss reserve development in 2017, 2016 and 2015 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2017 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2017.

CapSpecialty. The increase in net loss and LAE in 2017 from 2016 primarily reflects the impact of higher net premiums earned, higher 2017 accident year losses and less favorable prior accident year loss reserve development in 2017. Catastrophe losses in 2017 include $0.2 million related to Hurricane Harvey in August 2017 and $0.2 million related to Hurricane Irma in September 2017. The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in 2016 compared with unfavorable prior accident year loss reserve development in 2015.

Net loss and LAE in 2017, 2016 and 2015 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2017		2016	2015
	($ in millions)
Ongoing lines of business	$(3.4)	(1)	$(0.3)	$11.0	(2)
Terminated Program(3)	-		(1.9)	(6.3)
Asbestos-related illness and environmental impairment liability	-		(2.0)	-

Total	$(3.4)		$(4.2)	$4.7

(1)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2010, 2014, 2015 and 2016 accident years.
(2)	Primarily reflects unfavorable prior accident year loss reserve development related to the casualty lines of business from the 2011 through 2013 accident years.
(3)	Represents certain specialty lines of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

The favorable prior accident year loss reserve development in 2017 and 2016 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The unfavorable prior accident year loss reserve development in 2015 reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2017 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2017.

PacificComp. The increase in net loss and LAE in 2017 from 2016 primarily reflects the impact of higher net premiums earned, partially offset by an increase in favorable prior accident year loss reserve development. The increase in net loss and LAE in 2016 from 2015 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development in 2016.

The favorable prior accident year loss reserve development in 2017 relates primarily to the 2013 and prior accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2016 related primarily to the 2012 and prior accident years, and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$208.9	$212.3	$222.9	(1.6%)	(4.8%)

Expense ratio	28.9%	28.1%	27.5%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$112.7	$107.3	$94.3	5.0%	13.8%

Expense ratio	43.2%	45.2%	46.1%

PacificComp
Commissions, brokerage and other underwriting expenses	$42.9	$38.7	$36.9	10.9%	4.9%

Expense ratio	26.2%	27.9%	36.9%

Total
Commissions, brokerage and other underwriting expenses	$364.5	$358.3	$354.1	1.7%	1.2%

Expense ratio	31.8%	31.7%	31.8%

RSUI. The decrease in commissions, brokerage and other underwriting expenses in 2017 from 2016 primarily reflects the impact of lower net premiums earned and the impact of losses arising from Hurricanes Harvey, Irma and Maria on short-term incentive compensation expense accruals. The decrease in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of lower net premiums earned and relatively stable overhead expenses.

As decreases in net premiums earned exceeded the decreases in commissions, brokerage and other underwriting expenses, RSUI’s expense ratio increased in 2017 from 2016 and in 2016 from 2015.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in 2017 from 2016 and in 2016 from 2015 primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses.

PacificComp. The increase in commissions, brokerage and other underwriting expenses in 2017 from 2016 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses. The increase in commissions, brokerage and other underwriting expenses in 2016 from 2015 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses, partially offset by the deferral of certain acquisition costs for new business commencing in 2016.

Insurance Segment: Underwriting profit. The following table presents our underwriting (loss) profit for the insurance segment.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	($ in millions)
RSUI
Underwriting (loss) profit	$(57.1)	$138.4	$158.1	(141.3%)	(12.5%)

Combined ratio	107.9%	81.6%	80.4%

CapSpecialty
Underwriting profit (loss)	$4.3	$4.9	$(5.0)	(12.2%)	(198.0%)

Combined ratio	98.3%	97.9%	102.6%

PacificComp
Underwriting loss	$(0.2)	$(2.6)	$(13.5)	(92.3%)	(80.7%)

Combined ratio	100.1%	101.9%	113.5%

Total
Underwriting (loss) profit	$(53.0)	$140.7	$139.6	(137.7%)	0.8%

Combined ratio	104.6%	87.6%	87.5%

RSUI. The underwriting loss in 2017 compared with the underwriting profit in 2016 primarily reflects the impact of significant catastrophe losses from Hurricanes Harvey, Irma and Maria, as discussed above. The decrease in underwriting profit in 2016 from 2015 primarily reflects higher catastrophe losses and the impact of lower net premiums earned, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The slight decrease in underwriting profit in 2017 from 2016 primarily reflects the impact of higher 2017 accident year losses and less favorable prior accident year loss reserve development in 2017, partially offset by the impact of growing net premiums earned, all as discussed above. The underwriting profit in 2016 compared with the underwriting loss in 2015 primarily reflects favorable prior accident year loss reserve development in 2016, compared with unfavorable prior accident year loss reserve development in 2015, and the impact of higher net premiums earned, all as discussed above.

PacificComp. PacificComp reported underwriting losses in 2017, 2016 and 2015 primarily as a result of its expenses relative to comparatively low premiums earned. The decrease in underwriting loss in 2017 from 2016 primarily reflects the impact of growing net premiums earned and, to a lesser extent, an increase in favorable prior accident year loss reserve development, all as discussed above. The decrease in underwriting losses in 2016 from 2015 primarily reflects the impact of growing net premiums earned, favorable prior accident year loss reserve development in 2016 and, to a lesser extent, the deferral of certain acquisition costs for new business commencing in 2016, all as discussed above.

Total Reinsurance and Insurance Segments’ Investment Results

The following table presents the investment results for our reinsurance and insurance segments.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
	($ in millions)
Net investment income	$434.6	$433.1	$427.6	0.3%	1.3%
Net realized capital gains	85.7	159.9	242.6	(46.4%)	(34.1%)
Other than temporary impairment losses	(16.9)	(45.2)	(125.5)	(62.6%)	(64.0%)

Net Investment Income. The slight increase in net investment income in 2017 from 2016 primarily relates to higher interest income, partially offset by a decrease in income from other invested assets. The increase in interest income primarily reflects growth in funds withheld and commercial mortgage loan balances, higher yields on short term investments and floating-rate debt securities, as well as the fact that interest income in the fourth quarter of 2016 was reduced by approximately $7 million of adjustments made to more accurately reflect premium amortization associated with certain bonds. The decrease in income from other invested assets primarily reflects losses incurred on our equity interests in Pillar arising from catastrophe losses incurred in August and September 2017 and a $12.6 million charge on our equity investment in Ares. The charge on our equity investment in Ares reflects our share of a one-time payment recorded by Ares in early 2017 related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity. Ares expects to receive future management fees derived from the assets under management of the acquired entity.

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

Net Realized Capital Gains. The decrease in net realized capital gains in 2017 from 2016 primarily reflects lower gains for the equity and bond portfolio and a $7.9 million write-down of certain Reinsurance Segment assets, partially offset by gains on the sale of certain exchange-traded funds in 2017 and an $8.4 million pre-tax gain realized on the sale of PacficComp on December 31, 2017.

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

Other Than Temporary Impairment Losses. OTTI losses in 2017 reflect $16.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $16.9 million of OTTI losses, $15.1 million related to equity securities, primarily in the retail sector, and $1.8 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on gross unrealized investment losses for debt and equity securities as of December 31, 2017.

Alleghany Capital Results

Alleghany Capital consists of: (i) manufacturing and service operations conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares, W&W|AFCO Steel, beginning April 28, 2017, and a 45 percent equity interest in Wilbert, beginning August 1, 2017; (ii) oil and gas operations conducted through SORC and Alleghany Capital’s investment in ORX until it was sold on December 23, 2016; and (iii) corporate operations and investments at the Alleghany Capital level.

On August 1, 2017, Alleghany Capital acquired a 45 percent equity interest in Wilbert. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel.

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

In October 2015, Alleghany Capital acquired a majority interest in IPS.

ORX was accounted for under the equity method of accounting.

The results of Alleghany Capital for 2017, 2016 and 2015 are presented below.

Year Ended December 31, 2017	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$1.7	$-	$1.0	$2.7
Net realized capital gains	2.1	(4.8)	20.9	18.2
Other than temporary impairment losses	-	-	-	-
Other revenue	896.1	10.0	0.8	906.9
Other operating expenses	829.8	36.1	15.1	881.0
Corporate administration	-	-	-	-
Amortization of intangible assets	20.9	-	-	20.9
Interest expense	4.0	-	-	4.0

Earnings (losses) before income taxes	$45.2	$(30.9)	$7.6	$21.9

Adjusted EBITDA(1)	$81.3	$(14.6)	$(13.3)	$53.4
Less: depreciation expense	(10.9)	(11.5)	-	(22.4)
Less: amortization of intangible assets	(20.9)	-	-	(20.9)
Less: interest expense	(4.0)	-	-	(4.0)
Add: net realized capital gains	2.1	(4.8)	20.9	18.2
Adjustments to equity in earnings of Wilbert	(2.4)	-	-	(2.4)

Earnings (losses) before income taxes	$45.2	$(30.9)	$7.6	$21.9

Year Ended December 31, 2016	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$0.3	$-	$(2.6)	$(2.3)
Net realized capital gains	(0.4)	(98.8)	13.2	(86.0)
Other than temporary impairment losses	-	-	-	-
Other revenue	678.3	9.3	(0.5)	687.1
Other operating expenses	633.9	37.4	9.2	680.5
Corporate administration	-	-	-	-
Amortization of intangible assets	22.1	-	-	22.1
Interest expense	1.8	-	0.1	1.9

Earnings (losses) before income taxes	$20.4	$(126.9)	$0.8	$(105.7)

Adjusted EBITDA(1)	$51.5	$(14.1)	$(12.3)	$25.1
Less: depreciation expense	(6.8)	(14.0)	-	(20.8)
Less: amortization of intangible assets	(22.1)	-	-	(22.1)
Less: interest expense	(1.8)	-	(0.1)	(1.9)
Add: net realized capital gains	(0.4)	(98.8)	13.2	(86.0)
Adjustments to equity in earnings of Jazwares and ORX	-	-	-	-

Earnings (losses) before income taxes	$20.4	$(126.9)	$0.8	$(105.7)

Year Ended December 31, 2015	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Net investment income	$10.5	$(6.3)	$1.2	$5.4
Net realized capital gains	0.2	(25.8)	-	(25.6)
Other than temporary impairment losses	-	-	-	-
Other revenue	232.7	8.2	0.1	241.0
Other operating expenses	217.2	36.5	5.6	259.3
Corporate administration	-	-	-	-
Amortization of intangible assets	3.1	-	-	3.1
Interest expense	1.3	0.2	-	1.5

Earnings (losses) before income taxes	$21.8	$(60.6)	$(4.3)	$(43.1)

Adjusted EBITDA(1)	$30.0	$(25.3)	$(4.3)	$0.4
Less: depreciation expense	(3.8)	(8.6)	-	(12.4)
Less: amortization of intangible assets	(3.1)	-	-	(3.1)
Less: interest expense	(1.3)	(0.2)	-	(1.5)
Add: net realized capital gains	0.2	(25.8)	-	(25.6)
Adjustments to equity in earnings of Jazwares and ORX	(0.2)	(0.7)	-	(0.9)

Earnings (losses) before income taxes	$21.8	$(60.6)	$(4.3)	$(43.1)

(1)	Adjusted EBITDA is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted EBITDA represents other revenue less certain other expenses, and does not include: (i) depreciation expense (a component of other operating expenses); (ii) amortization of intangible assets; (iii) interest expense; (iv) net realized capital gains; (v) OTTI impairment; and (vi) income taxes.

The changes in Alleghany Capital’s equity for 2017, 2016 and 2015 are presented below:

	Mfg. & Svcs.	Oil & Gas	Corp. & other	Total
	($ in millions)
Equity as of December 31, 2014	$164.3	$169.1	$20.1	$353.5
Earnings (losses) before income taxes	21.8	(60.6)	(4.3)	(43.1)
Income taxes(1)	(1.2)	9.2	9.7	17.7
Net earnings attributable to noncontrolling interest	(1.9)	-	-	(1.9)
Capital contributions (returns of capital) and other	92.8	88.3	(9.1)	172.0

Equity as of December 31, 2015	275.8	206.0	16.4	498.2
Earnings (losses) before income taxes	20.4	(126.9)	0.8	(105.7)
Income taxes(1)	(0.1)	44.8	(6.1)	38.6
Net earnings attributable to noncontrolling interest	(3.8)	-	-	(3.8)
Capital contributions (returns of capital) and other(2)	161.1	25.3	(23.2)	163.2

Equity as of December 31, 2016	453.4	149.2	(12.1)	590.5
Earnings (losses) before income taxes	45.2	(30.9)	7.6	21.9
Income taxes(1)	0.8	12.5	(10.8)	2.5
Net earnings attributable to noncontrolling interest	(10.4)	-	-	(10.4)
Capital contributions (returns of capital) and other(3)	205.9	12.5	26.5	244.9

Equity as of December 31, 2017	$694.9	$143.3	$11.2	$849.4

(1)	Income taxes for certain Alleghany Capital subsidiaries are incurred at the Alleghany Capital level.
(2)	For 2016, includes the purchase of an additional 50 percent of Jazwares’ outstanding equity on April 15, 2016.
(3)	For 2017, primarily reflects the acquisition of W&W|AFCO Steel and the investment in Wilbert.

Net investment income. The increase in net investment income in 2017 from 2016 primarily reflects Alleghany Capital’s earnings from its Wilbert investment. The decrease in net investment income in 2016 from 2015 primarily reflects a cessation of equity method income from Jazwares upon our acquisition of a majority interest on April 15, 2016 and losses on other invested assets in 2016, partially offset by the absence of losses from ORX in 2016.

Net realized capital gains. Net realized capital gains in 2017 primarily reflect a $20.9 million capital gain due to a bulk settlement of certain contingent consideration obligations that were made by Alleghany Capital in connection with its acquisition Jazwares’ outstanding equity, or the “Jazwares Settlement Gain,” partially offset by a $4.8 million loss realized from the sale of a SORC legacy oil field on December 29, 2017. Net realized capital losses in 2016 primarily reflect a $98.8 million capital loss due to an impairment charge from a write-down of certain SORC assets, partially offset by a gain of $13.2 million recognized by Alleghany Capital on April 15, 2016 in connection with its acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value, or the “Jazwares Remeasurement Gain.”

The SORC assets that were written-down in 2016 relate specifically to SORC’s acquisition of a certain legacy oil field for the sole purpose of applying enhanced oil recovery techniques. After completing construction of its underground facility in 2014, SORC commenced its drilling program in 2015. The drilling program, however, was delayed by third-party equipment problems that were subsequently corrected as well as a longer than expected trial-and-error process determining the optimum well completion technique for the reservoir, and efforts to address a lack of vertical permeability in the reservoir formation. SORC engaged a third-party petroleum engineering firm to provide an assessment of its oil-recovery prospects and based on this assessment and other factors including oil prices, SORC wrote-down its legacy oil field assets to estimated fair value as of December 31, 2016. On December 29, 2017, SORC sold this legacy oil field and recorded a realized capital loss of $4.8 million.

Net realized capital losses in 2015 primarily reflect a $25.8 million capital loss related to an impairment charge related to a write-off of our investment in ORX.

Other revenue and Other operating expenses. The increase in other revenue and other operating expenses in 2017 from 2016 primarily reflects the acquisition of W&W|AFCO Steel. The increase in other operating expenses in 2017 from

2016 also reflects finder’s fees, legal and accounting costs and other transaction-related expenses at the Alleghany Capital level. The increase in other revenue and other operating expenses in 2016 from 2015 primarily reflects the acquisition of IPS on October 31, 2015, the inclusion of Jazwares in our consolidated results as of April 15, 2016 and, to a lesser extent, growth at Kentucky Trailer.

Amortization of intangible assets. The decrease in amortization expenses in 2017 from 2016 primarily reflects a decrease in amortization expense at IPS, as certain of IPS’s intangible assets were fully amortized as of December 31, 2016, partially offset by amortization of net intangible assets related to the acquisition of W&W|AFCO Steel. The increase in amortization of intangible assets in 2016 from 2015 primarily reflects the amortization of intangible assets from the acquisitions of IPS and Jazwares.

Interest expense. The increase in interest expense in 2017 from 2016 reflects new or increased borrowings at Jazwares, IPS and Bourn & Koch and borrowings at W&W|AFCO Steel. Interest expense in 2016 approximated interest expense in 2015.

Earnings (losses) before income taxes. The earnings before income taxes in 2017 compared with the loss before income taxes in 2016 primarily reflects the Jazwares Settlement Gain, and the impairment charge from the write-down of certain SORC assets in 2016, partially offset by the Jazwares Remeasurement Gain, all as discussed above. Earnings before income taxes in 2017 also reflect higher margins of the manufacturing and service operations, the inclusion of W&W|AFCO Steel and our investment in Wilbert. The increase in losses before income taxes in 2016 from 2015 primarily reflects the large impairment charge from a write-down of certain SORC assets, partially offset by the acquisitions of IPS and Jazwares, growth at Kentucky Trailer, the Jazwares Remeasurement Gain in 2016 and the impairment charge related to a write-off of our investment in ORX in 2015, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table presents the results for corporate activities.

	Year Ended December 31,
	2017	2016	2015
		($ in millions)
Net premiums earned	$-	$-	$-
Net investment income	13.7	7.7	5.8
Net realized capital gains	3.3	(10.7)	(3.1)
Other than temporary impairment losses	-	-	(8.4)
Other revenue	5.9	7.3	2.9

Total revenues	22.9	4.3	(2.8)

Net loss and loss adjustment expenses	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-
Other operating expenses	3.3	4.1	2.6
Corporate administration	45.3	42.0	45.6
Amortization of intangible assets	-	-	-
Interest expense	52.1	52.5	52.0

(Losses) earnings before income taxes	$(77.8)	$(94.3)	$(103.0)

Net investment income. The increase in net investment income in 2017 from 2016 primarily reflects higher income from new investments in other invested assets resulting from the purchase of certain non-marketable equity investments at the Alleghany parent company. The increase in net investment income in 2016 from 2015 primarily reflects higher income from other invested assets.

Net realized capital gains. The net realized capital gains in 2017 primarily reflect gains on the sale of certain exchange-traded funds. Net realized capital losses in 2016 primarily reflect the sale at a loss of equity securities in the mining and health care sectors. Net realized capital losses in 2015 primarily reflect the sale at a loss of equity securities in the energy sector.

Other than temporary impairment losses. OTTI losses in 2015 reflect unrealized losses related to equity securities held at the Alleghany parent company that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Other revenue. The decrease in other revenue in 2017 from 2016 primarily reflects lower real estate sales activity at Alleghany Properties. The increase in other revenue in 2016 from 2015 primarily reflects a gain on the sale of a retail shopping center by Alleghany Properties in 2016.

Corporate administration. The increase in corporate administration expense in 2017 from 2016 primarily reflects higher long-term incentive compensation expense accruals at Alleghany, driven by the impact of unrealized appreciation on our equity and, to a lesser extent, bond portfolios, partially offset by losses arising from Hurricanes Harvey, Irma and Maria. The decrease in corporate administration expense in 2016 from 2015 primarily reflects lower long-term incentive compensation expense accruals due mainly to the impact of less favorable financial results, partially offset by the impact of an increase in the price per share of our common stock during 2016.

Interest expense. Interest expense in 2017, 2016 and 2015 was approximately the same.

(Losses) earnings before income taxes. The decrease in losses before income taxes in 2017 from 2016 primarily reflects realized capital gains in 2017, compared with realized capital losses in 2016, as well as higher net investment income, partially offset by an increase in corporate administration, all as discussed above. The decrease in losses before income taxes in 2016 from 2015 primarily reflects the absence of OTTI losses in 2016 which were significant in 2015, an increase in other revenue and a decrease in corporate administration, partially offset by an increase in realized capital losses, all as discussed above.

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

	As of December 31, 2017			As of December 31, 2016			As of December 31, 2015
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
					($ in millions)
Reinsurance Segment
Property	$1,758.0	$(493.7)	$1,264.3	$952.7	$(106.7)	$846.0	$884.7	$(131.9)	$752.8
Casualty & other(1)	7,370.0	(251.0)	7,119.0	7,324.4	(226.0)	7,098.4	7,283.5	(200.2)	7,083.3

	9,128.0	(744.7)	8,383.3	8,277.1	(332.7)	7,944.4	8,168.2	(332.1)	7,836.1

Insurance Segment
Property	545.9	(225.9)	320.0	362.2	(186.8)	175.4	285.9	(118.7)	167.2
Casualty(2)	2,078.6	(671.8)	1,406.8	2,083.1	(696.0)	1,387.1	2,033.0	(698.9)	1,334.1
Workers’ Compensation	1.5	-	1.5	241.2	(1.8)	239.4	190.1	(2.9)	187.2
All other(3)	185.1	(75.5)	109.6	192.1	(87.4)	104.7	192.9	(87.6)	105.3

	2,811.1	(973.2)	1,837.9	2,878.6	(972.0)	1,906.6	2,701.9	(908.1)	1,793.8

Eliminations	(67.8)	67.8	-	(68.5)	68.5	-	(70.9)	70.9	-

Total	$11,871.3	$(1,650.1)	$10,221.2	$11,087.2	$(1,236.2)	$9,851.0	$10,799.2	$(1,169.3)	$9,629.9

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between December 31, 2017 and December 31, 2016. Gross and net loss and LAE reserves, and reinsurance recoverables as of December 31, 2017 increased from December 31, 2016, primarily reflecting significant catastrophe losses, partially offset by the sale of PacificComp, which closed on December 31, 2017. Catastrophe losses, net of reinsurance, in 2017 included $217.7 million related to Hurricane Harvey in August 2017, $252.1 million related to Hurricane Irma in September 2017, and $216.8 million related to Hurricane Maria in September 2017, all as discussed above.

Changes in Gross and Net Loss and LAE Reserves between December 31, 2016 and December 31, 2015. Gross and net loss and LAE reserves as of December 31, 2016 increased from December 31, 2015, reflecting increases in our reinsurance and insurance segments. The increase in gross and net loss and LAE reserves at our reinsurance segment primarily reflects the impact of higher net premiums earned and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development, all as discussed above. The increase in gross and net loss and LAE reserves at our insurance segment primarily reflects higher 2016 accident year losses and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development, all as discussed above.

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

As of December 31, 2017, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,746.5 million, consisting of $1,650.1 million of ceded outstanding loss and LAE and $96.4 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of December 31, 2017:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$154.2	8.8%
Syndicates at Lloyd’s of London	A (Excellent)	133.8	7.7%
PartnerRe Ltd	A (Excellent)	119.4	6.8%
Fairfax Financial Holdings Ltd(3)	A (Excellent)	101.5	5.8%
RenaissanceRe Holdings Ltd	A+ (Superior)	97.3	5.6%
W.R. Berkley Corporation	A+ (Superior)	88.2	5.1%
Chubb Corporation	A++ (Superior)	86.0	4.9%
Kane SAC Ltd(4)	not rated	75.5	4.3%
Liberty Mutual	A (Excellent)	74.0	4.2%
Hannover Ruck SE	A+ (Superior)	55.4	3.2%
All other reinsurers		761.2	43.6%

Total reinsurance recoverables(5)		$1,746.5	100.0%

Secured reinsurance recoverables(4)		$525.7	30.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In July 2017, Fairfax Financial Holdings Ltd acquired Allied World Assurance Company Holdings, AG.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(5)	Approximately 78 percent of our reinsurance recoverables balance as of December 31, 2017 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher.

We had no allowance for uncollectible reinsurance as of December 31, 2017.

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

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2017; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs, changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiary. The length of the loss reporting lag affects their ability to accurately predict loss frequency, which are more predictable for lines with short reporting lags, as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table presents the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2017:

	Frequency
Severity	1.0%	5.0%	10.0%
		($ in millions)
1.0%	$78.7	$237.0	$434.8
5.0%	237.0	401.5	607.2
10.0%	434.8	607.2	822.7

Our net reserves for loss and LAE of $10.2 billion as of December 31, 2017 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the other. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2017, 2016 and 2015 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. The following table presents the (favorable) unfavorable prior accident year loss reserve development for 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
			($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(22.2)	(1)	$(14.2)	(2)	$(28.0	)(3)
Non-catastrophe	(72.3)	(4)	(91.5)	(5)	(48.7	)(6)

Total property	(94.5)		(105.7)		(76.7)

Casualty & other:
Malpractice Treaties(7)	(5.0)		(10.8)		(12.1)
Ogden rate impact(8)	24.4		-		-
Commuted A&E Liabilities(9)	-		-		38.2
Other	(174.4)	(10)	(177.0)	(11)	(157.7	)(12)

Total casualty & other	(155.0)		(187.8)		(131.6)

Total Reinsurance Segment	(249.5)		(293.5)		(208.3)

Insurance Segment
RSUI:
Casualty	(38.9)	(13)	(35.3)	(14)	(2.9	)(15)
Property and other	(4.3)	(16)	(33.0)	(17)	(9.0	)(18)

Total RSUI	(43.2)		(68.3)		(11.9)

CapSpecialty:
Ongoing lines of business	(3.4)	(19)	(0.3)		11.0	(20)
Terminated Program(21)	-		(1.9)		(6.3)
Asbestos-related illness and environmental impairment liability	-		(2.0)		-

Total CapSpecialty	(3.4)		(4.2)		4.7

PacificComp	(2.5)	(22)	(2.0)	(23)	-

Total incurred related to prior years	$(298.6)		$(368.0)		$(215.5)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred primarily in the 2016 accident year.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Includes favorable prior accident year loss reserve development of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 through 2016 accident years.
(5)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 through 2015 accident years.
(6)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 and 2014 accident years.

(7)	Represents the Malpractice Treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(8)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(9)	Represents unfavorable prior accident year development on Commuted A&E Liabilities related to the Commutation Agreement, as discussed above.
(10)	Primarily reflects favorable prior accident year loss reserve development in: (i) longer-tailed professional liability and general liability lines of business related to the 2003 through 2012 accident years; and (ii) shorter-tailed casualty lines of business related to the 2010 through 2014 accident years; partially offset by unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business in the 2015 and 2016 accident years.
(11)	Generally reflects favorable prior accident year loss reserve development reserves in a variety of casualty & other lines of business primarily from the 2003 through 2015 accident years.
(12)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.
(13)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(14)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(15)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related to the 2011 through 2014 accident years.
(16)	Primarily reflects favorable catastrophe prior accident year loss reserve development related to the 2016 accident year, partially offset by unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years.
(17)	Includes favorable prior accident year loss reserve development of ($20.6) million from Super Storm Sandy in 2012 and various other smaller amounts primarily from non-catastrophe property lines of business in recent accident years.
(18)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year loss reserve development related to unallocated LAE reserves.
(19)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2010, 2014, 2015 and 2016 accident years.
(20)	Primarily reflects unfavorable prior accident year loss reserve development related to the casualty lines of business from the 2011 through 2013 accident years.
(21)	Represents certain specialty lines of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(22)	Primarily reflects favorable prior accident year loss reserve development related to the 2013 and prior accident years.
(23)	Primarily reflects favorable prior accident year loss reserve development related to the 2012 and prior accident years.

Asbestos-Related Illness and Environmental Impairment Reserves. Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2017. See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 42 and 43 of this Form 10-K for additional information on loss and LAE for risks relating to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 44, 45, 57 and 58 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

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

A three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Assets classified as Level 3 principally include certain residential mortgage-backed securities, or “RMBS,” commercial mortgage-backed securities, or “CMBS,” other asset-backed securities (primarily, collateralized loan obligations), U.S. and foreign corporate bonds (including privately issued securities), partnership investments and non-marketable equity investments. The valuation of Level 3 assets requires the greatest degree of judgment, as these valuations are based on techniques that use significant inputs that are unobservable. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of our subsidiaries, which include Alleghany Capital’s operating subsidiaries, and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

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

Our consolidated balance sheet as of December 31, 2017 includes goodwill of $334.9 million related primarily to W&W|AFCO Steel, Jazwares, IPS, RSUI, CapSpecialty, Bourn & Koch and Kentucky Trailer, and intangible assets, net of amortization, of $459.0 million related primarily to TransRe, W&W|AFCO Steel, Jazwares, IPS, RSUI, CapSpecialty, Bourn & Koch and Kentucky Trailer. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2017, we held total marketable securities and cash of $1,383.4 million, compared with $1,047.4 million as of December 31, 2016. The increase in 2017 primarily reflects cash consideration received in connection with the sale of PacificComp, as further described below, and the receipt of dividends from TransRe and RSUI, partially offset by contributions to Alleghany Capital to fund the acquisition of approximately 80 percent of the equity in W&W|AFCO Steel and the 45 percent equity interest in Wilbert, as well as the purchase of certain non-marketable equity investments at the Alleghany parent company. The $1,383.4 million is comprised of $577.8 million at the Alleghany parent company, $721.6 million at AIHL and $84.0 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2017.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.5 billion as of December 31, 2017, compared with approximately $7.9 billion as of December 31, 2016. The increase in stockholders’ equity in 2017 primarily reflects an increase in unrealized appreciation on our equity and, to a lesser extent, bond portfolios, as well as net earnings attributable to Alleghany stockholders in 2017. Net earnings attributable to Alleghany stockholders in 2017 were reduced by significant catastrophe losses from Hurricanes Harvey, Irma and Maria at our reinsurance and insurance segments, as discussed above. As of December 31, 2017, we had 15,390,500 shares of our common stock outstanding, compared with 15,410,164 shares of our common stock outstanding as of December 31, 2016.

Sale of Subsidiary. On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint for total cash consideration of approximately $158 million. The transaction closed on December 31, 2017, at which time: (i) approximately $442 million of PacificComp assets, consisting primarily of debt securities, and approximately $316 million of PacificComp liabilities, consisting primarily of loss and LAE reserves, were transferred; and (ii) AIHL recorded an after-tax gain of approximately $16 million, which included a tax benefit. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. AIHL Re’s obligations, which are guaranteed by Alleghany, are subject to: (i) an aggregate limit of $150.0 million; and (ii) a final commutation and settlement as of December 31, 2024.

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

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from July 31, 2017 through December 31, 2017.

The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature and substantially similar to the Prior Credit Agreement. In this regard, the Credit Agreement requires Alleghany to, among other things, (x) maintain consolidated net worth of not less than the sum of (i) $5.3 billion plus (ii) 50% of the cumulative consolidated net income earned in each fiscal quarter thereafter (if positive) commencing with the fiscal quarter ending June 30, 2017 and (y) maintain a ratio of consolidated total indebtedness to consolidated capital as of the end of each fiscal quarter of not greater than 0.35 to 1.0. Additionally, the Credit Agreement contains various negative covenants with which Alleghany must comply, including, but not limited to, limitations respecting: the creation of liens on any property or asset; the incurrence of indebtedness; mergers, consolidations, liquidations and dissolutions; change of business; sales of assets; transactions with affiliates; and other provisions customary in similar types of agreements.

If an event of default occurs, then, to the extent permitted in the Credit Agreement, the lenders may direct the administrative agent to, or the administrative agent may, with the consent of lenders holding more than 50% of the aggregate outstanding principal amount of the loans, as applicable, terminate the commitments, accelerate the repayment of any outstanding loans and exercise all rights and remedies available to such lenders under the Credit Agreement and applicable law. In the case of an event of default that exists due to the occurrence of certain involuntary or voluntary bankruptcy, insolvency or reorganization events of Alleghany, the commitments will automatically terminate and the repayment of any outstanding loans shall be automatically accelerated.

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

Dividends from Subsidiaries. As of December 31, 2017, approximately $6.6 billion of our total equity of $8.5 billion was unavailable for dividends or advances to us from our subsidiaries. The remaining $1.9 billion was available for dividends or advances to us from our subsidiaries, or was retained at the Alleghany parent level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2017.

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

The following table presents the dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2017, 2016 and 2015:

	As of December 31,
	2017(1)	2016	2015
	($ in millions)
TransRe(2)	$225.0	$375.0	$250.0
RSUI	75.0	100.0	150.0

Total	$300.0	$475.0	$400.0

(1)	Dividends to Alleghany were reduced as a consequence of significant TransRe and RSUI catastrophe losses in the third quarter of 2017.
(2)	In 2017, 2016 and 2015, TRC paid dividends of $270.0 million, $350.0 million and $400.0 million, respectively, to the TransRe holding company.

As of December 31, 2017, a maximum amount of $37.1 million was available for dividends by TRC without prior approval of the applicable regulatory authorities.

Common Stock Repurchases. In July 2014, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million, or the

“2014 Repurchase Program.” In November 2015, our Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In the first quarter of 2016, we completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of December 31, 2017, we had $363.2 million remaining under our share repurchase authorization.

The following table presents the shares of our common stock that we repurchased in 2017, 2016 and 2015 pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable:

	As of December 31,
	2017	2016	2015
Shares repurchased	29,704	142,186	520,466
Cost of shares repurchased (in millions)	$16.0	$68.3	$243.8
Average price per share repurchased	$540.25	$480.49	$468.45

Dividends. From 1999 through 2011, we declared stock dividends in lieu of cash dividends every year. Our Board of Directors determined not to declare a dividend, cash or stock, for 2012 through 2017.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2017, we made a $4.0 million contribution to PacificComp prior to its sale on December 31, 2017, and we also made aggregate capital contributions of $248.7 million to Alleghany Capital to: (i) acquire approximately 80 percent of the equity in W&W|AFCO Steel for $163.9 million (excluding amounts for transaction costs and estimates of future amounts payable); (ii) acquire a 45 percent equity interest in Wilbert for $72.3 million; and (iii) contribute $12.5 million to SORC for purposes of ongoing operations. In 2016, we made capital contributions of $24.0 million to PacificComp to provide additional capital support and an aggregate of $147.4 million to Alleghany Capital to: (i) acquire an additional 50 percent of Jazwares outstanding equity for $122.1 million (excluding amounts for transaction costs and estimates of future amounts payable); and (ii) make $25.3 million of capital contributions to SORC for purposes of ongoing operations. In 2015, we made an aggregate of $178.1 million capital contributions to Alleghany Capital to: (i) make $88.2 million of capital contributions to SORC for purposes of funding an acquisition and ongoing operations; and (ii) make an $89.9 million investment in IPS (excluding amounts for transaction costs and estimates of future amounts payable). We expect that we will continue to make capital contributions to our subsidiaries from time to time in the future for similar or other purposes.

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. The following table presents certain long-term aggregate contractual obligations and credit-related financial commitments as of December 31, 2017:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Year but Within 5 Years	More than 5 Years
			($ in millions)
Loss and LAE	$11,871.3	$3,197.7	$3,621.0	$1,916.6	$3,136.0
Senior Notes(1) and other debt and related interest	2,603.3	86.0	538.5	527.4	1,451.4
Operating lease obligations	314.3	37.6	67.6	52.4	156.7
Investments(2)	96.5	20.9	37.8	37.8	-
Other long-term liabilities(3)	367.8	113.8	58.7	28.4	166.9

Total	$15,253.2	$3,456.0	$4,323.6	$2,562.6	$4,911.0

(1)	“Senior Notes” refers to: (i) the Alleghany Senior Notes, consisting of the 2020 Senior Notes, the 2022 Senior Notes and the 2044 Senior Notes; and (ii) TransRe’s 8.00% senior notes due on November 30, 2039. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes and other debt.
(2)	Primarily reflect capital commitments to investment partnerships.
(3)	Primarily reflect employee pension obligations, certain retired executive pension obligations and obligations under certain incentive compensation plans.

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

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that the Pillar Investments represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of December 31, 2017, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $217.9 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at our discretion. Until we determine to convert our limited partner interests into Ares common units, we classify our investment in Ares as a component of other invested assets and we account for our investment using the equity method of accounting. As of December 31, 2017, AIHL’s carrying value in Ares was $212.4 million, which is net of returns of capital received from Ares.

Investments in Commercial Mortgage Loans. As of December 31, 2017, the carrying value of our commercial mortgage loan portfolio was $658.4 million, representing the unpaid principal balance on the loans. As of December 31, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of December 31, 2017, we had holdings in energy sector businesses of $977.6 million, comprised of $349.3 million of debt securities, $485.0 million of equity securities and $143.3 million of Alleghany’s equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2017.

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

With respect to our non-insurance operating subsidiaries, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through December 31, 2017, we have invested $281.8 million in SORC.

Included in other activities is debt associated with Alleghany Capital’s operating subsidiaries, which totaled $101.0 million as of December 31, 2017. The $101.0 million includes $38.2 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans, $33.3 million of borrowings by Jazwares under its available credit facility, $15.1 million of term loans at Bourn & Koch related to borrowings to finance an acquisition, $10.1 million of debt at

Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, and $4.3 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of S&P, Moody’s or Fitch. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2017 and 2016 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2017. The following table presents the ratings of our debt securities as of December 31, 2017:

	Ratings as of December 31, 2017
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$948.0	$-	$-	$-	$948.0
Municipal bonds	377.1	2,436.5	744.3	122.8	1.4	3,682.1
Foreign government obligations	442.4	340.3	211.8	11.4	0.7	1,006.6
U.S. corporate bonds	10.8	97.7	822.3	942.7	559.5	2,433.0
Foreign corporate bonds	332.0	149.9	576.2	341.7	100.0	1,499.8
Mortgage and asset-backed securities:
RMBS	15.2	950.7	-	21.7	8.0	995.6
CMBS	158.9	317.1	73.9	1.3	0.5	551.7
Other asset-backed securities	573.0	308.5	374.7	345.4	3.0	1,604.6

Total debt securities	$1,909.4	$5,548.7	$2,803.2	$1,787.0	$673.1	$12,721.4

Percentage of debt securities	15.0%	43.6%	22.0%	14.1%	5.3%	100.0%

(1)	Consists of $210.1 million of securities rated BB / Ba, $304.0 million of securities rated B, $56.5 million of securities rated CCC, $5.8 million of securities rated CC, $4.7 million of securities rated below CC and $92.0 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of December 31, 2017, our debt securities portfolio had an effective duration of approximately 4.4 years compared with 4.5 years as of December 31, 2016. As of December 31, 2017, approximately $3.5 billion, or 27.3 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.8 billion as of December 31, 2017 from approximately $18.1 billion as of December 31, 2016, primarily reflecting the impact of an increase in unrealized appreciation on our equity and, to a lesser extent, our bond portfolio, partially offset by the net impact on invested asset balances arising from the sale of PacificComp and the acquisition of approximately 80 percent of the equity in W&W|AFCO Steel.

Fair Value. The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,406.5	$17,406.5	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,484.9	$1,614.6	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes and other debt.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of CMBS and other asset-backed securities, as well as a small portion of RMBS, an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the Senior Notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), U.S. and foreign corporate bonds (including privately issued securities), partnership investments and non-marketable equity investments.

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4
Short-term investments	-	578.1	-	578.1
Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,101.3 million and $903.8 million of collateralized loan obligations as of December 31, 2017 and 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2017, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$18.3	$-	$-	$-	$116.7	$108.5	$79.3	$17.9	$340.7	$14.8	$355.5
Texas	32.8	-	0.2	-	13.0	93.8	80.2	2.4	222.4	85.8	308.2
California	8.7	46.3	-	7.8	1.3	36.1	115.6	5.4	221.2	86.4	307.6
Massachusetts	28.3	11.7	6.9	-	30.9	38.4	28.6	2.9	147.7	79.7	227.4
Washington	-	-	1.7	-	12.2	13.4	64.5	2.3	94.1	64.7	158.8
Ohio	45.1	0.6	0.1	-	2.1	-	40.0	3.2	91.1	33.5	124.6
District of Columbia	4.8	-	-	-	65.5	13.3	8.6	-	92.2	15.0	107.2
Pennsylvania	2.4	1.5	10.6	-	-	29.2	1.2	15.2	60.1	38.4	98.5
Colorado	25.8	16.5	-	10.4	8.3	11.7	6.3	-	79.0	19.0	98.0
Maryland	-	1.2	-	-	-	33.9	11.0	-	46.1	45.5	91.6
All other states	181.1	114.7	27.4	58.3	90.7	90.9	168.5	201.0	932.6	258.0	1,190.6

Total	$347.3	$192.5	$46.9	$76.5	$340.7	$469.2	$603.8	$250.3	$2,327.2	$740.8	3,068.0

Total advance refunded / escrowed maturity bonds											614.1

Total municipal bonds											$3,682.1

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

Projections of potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” We define PML as our anticipated maximum loss (taking into account contract limits) caused by a single catastrophe event at a specified estimated return period affecting a broad contiguous area. These modeled losses are estimated based upon contracts in force at January 1, 2018 for TransRe and December 1, 2017 for RSUI. Modeled results also reflect losses arising from certain of our invested assets that have specific catastrophe exposures.

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

	100 Year Return Period		250 Year Return Period
	Gross Loss (before tax)	Net Loss (after tax)	Gross Loss (before tax)	Net Loss (after tax)
	($ in billions)
Florida, Wind	$1.5	$0.5	$2.2	$0.7
California, Earthquake	1.2	0.4	2.0	0.6
Gulf Coast, Wind	0.8	0.3	1.5	0.5
Northeast U.S., Wind	0.8	0.3	1.5	0.5
Japan, Earthquake	0.6	0.2	1.0	0.3
Europe, Wind	0.6	0.2	0.8	0.2
Japan, Wind	0.5	0.2	0.6	0.2

“Florida, Wind” has the highest modeled after-tax net catastrophe costs for both a 100 and 250 year return period. These costs would represent approximately 6 percent and 8 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2017, compared with approximately 5 percent and 7 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2016. If multiple severe catastrophe events occur in any one year, or a single catastrophe event affects more than one geographic area, the potential economic cost to us could be materially higher than any one of the amounts shown above.

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

Recent Accounting Standards

Recently Adopted

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We have adopted this guidance in the fourth quarter of 2017, and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on our results of operations and financial condition.

In May 2015, the FASB issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) liabilities for IBNR by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age and by accident year. In addition, the guidance also requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance was effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We adopted this guidance as of December 31, 2016 and the implementation did not have an impact on our results of operations and financial condition. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for the new disclosures.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance contracts and revenues from investments are not impacted by this guidance, whereas noninsurance revenues arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance is effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We will adopt this guidance in the first quarter of 2018 using the modified retrospective transition approach. We have completed an analysis of our noninsurance revenues and have concluded that the implementation did not have a material impact on our results of operations and financial condition.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We will adopt this guidance in the first quarter of 2018. As of January 1, 2018, approximately $734 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income. The implementation did not have a material impact on our financial condition. See Note 4(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our unrealized gains and losses of equity securities.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach is required for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our leases.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of December 31, 2017 of our (i) consolidated debt securities and (ii) Senior Notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2017 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$14,147.5	$13,849.8	$13,291.3	$12,721.4	$12,165.5	$11,631.2	$11,127.4
Estimated change in fair value	1,426.1	1,128.4	569.9	-	(555.9)	(1,090.2)	(1,594.0)

Liabilities:
Senior Notes and other debt, fair value	$2,084.0	$1,900.2	$1,745.6	$1,614.6	$1,502.7	$1,406.3	$1,323.0
Estimated change in fair value	469.4	285.6	131.0	-	(111.9)	(208.3)	(291.6)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2017 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity

$ 4,099.5	20% Increase	$4,919.4	6.3%

	20% Decrease	$3,279.6	(6.3%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for as AFS or using the equity method, and had a carrying value of $344.4 million as of December 31, 2017.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of December 31, 2017, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of December 31, 2017 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2017
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity

$ 274.6(1)	20% Increase	$ 329.5	0.4%

	20% Decrease	$ 219.7	(0.4%)

(1)	Denotes a net asset position as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Alleghany Corporation and subsidiaries at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 21, 2018

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2017	2016
	($ in thousands, except share amounts)
Assets
Investments:
Available-for-sale securities at fair value:
Equity securities (cost: 2017 – $3,170,673; 2016 – $2,816,572)	$4,099,467	$3,109,523
Debt securities (amortized cost: 2017 – $12,536,772; 2016 – $12,927,103)	12,721,399	12,983,213
Short-term investments	578,054	778,410

	17,398,920	16,871,146
Commercial mortgage loans	658,364	594,878
Other invested assets	743,358	645,245

Total investments	18,800,642	18,111,269
Cash	838,375	594,091
Accrued investment income	105,877	113,763
Premium balances receivable	797,346	743,692
Reinsurance recoverables	1,746,488	1,272,219
Ceded unearned premiums	190,252	201,023
Deferred acquisition costs	453,346	448,634
Property and equipment at cost, net of accumulated depreciation and amortization	125,337	112,920
Goodwill	334,905	284,974
Intangible assets, net of amortization	459,037	378,680
Current taxes receivable	31,085	25,950
Net deferred tax assets	136,489	354,852
Funds held under reinsurance agreements	706,042	591,602
Other assets	659,096	522,922

Total assets	$25,384,317	$23,756,591

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,871,250	$11,087,199
Unearned premiums	2,182,294	2,175,498
Senior Notes and other debt	1,484,897	1,476,489
Reinsurance payable	156,376	90,659
Other liabilities	1,068,907	912,081

Total liabilities	16,763,724	15,741,926

Redeemable noncontrolling interests	106,530	74,720

Common stock (shares authorized: 2017 and 2016 – 22,000,000; shares issued: 2017 and 2016 – 17,459,961)	17,460	17,460
Contributed capital	3,612,109	3,611,993
Accumulated other comprehensive income	618,118	109,284
Treasury stock, at cost (2017 – 2,069,461 shares; 2016 – 2,049,797 shares)	(824,906)	(812,840)
Retained earnings	5,091,282	5,014,048

Total stockholders’ equity attributable to Alleghany stockholders	8,514,063	7,939,945

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$25,384,317	$23,756,591

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$4,954,990	$4,975,777	$4,230,286
Net investment income	451,016	438,455	438,817
Net realized capital gains	107,222	63,205	213,897
Other than temporary impairment losses	(16,871)	(45,165)	(133,868)
Other revenue	928,298	698,747	250,346

Total revenues	6,424,655	6,131,019	4,999,478

Costs and Expenses
Net loss and loss adjustment expenses	3,620,197	2,917,166	2,339,790
Commissions, brokerage and other underwriting expenses	1,651,177	1,657,251	1,423,889
Other operating expenses	967,104	765,226	342,361
Corporate administration	46,998	42,960	46,503
Amortization of intangible assets	19,419	19,012	(2,211)
Interest expense	83,070	81,599	91,778

Total costs and expenses	6,387,965	5,483,214	4,242,110

Earnings before income taxes	36,690	647,805	757,368
Income taxes	(63,802)	187,141	195,173

Net earnings	100,492	460,664	562,195
Net earnings attributable to noncontrolling interest	10,359	3,743	1,880

Net earnings attributable to Alleghany stockholders	$90,133	$456,921	$560,315

Net earnings	$100,492	$460,664	$562,195
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of $280,526, $36,468 and ($83,332) for 2017, 2016 and 2015, respectively	520,976	67,726	(154,759)
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of ($25,806), ($36,281) and ($37,044) for 2017, 2016 and 2015, respectively	(47,925)	(67,380)	(68,796)
Change in unrealized currency translation adjustment, net of deferred taxes of $14,344, ($3,889) and ($7,940) for 2017, 2016 and 2015, respectively	26,639	(7,223)	(14,746)
Retirement plans	(3,755)	(112)	990

Comprehensive income	596,427	453,675	324,884
Comprehensive income attributable to noncontrolling interest	10,359	3,743	1,880

Comprehensive income attributable to Alleghany stockholders	$586,068	$449,932	$323,004

Basic earnings per share attributable to Alleghany stockholders	$5.85	$29.60	$35.14
Diluted earnings per share attributable to Alleghany stockholders	5.85	29.59	35.13

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2017
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2014
(17,459,961 shares of common stock issued; 1,405,638 in treasury)	$17,460	$3,610,717	$353,584	$(507,699)	$3,999,366	$7,473,428	$ 8,616
Add (deduct):
Net earnings	-	-	-	-	560,315	560,315	1,880
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	990	-	-	990	-
Change in unrealized appreciation of investments, net	-	-	(223,555)	-	-	(223,555)	-
Change in unrealized currency translation adjustment, net	-	-	(14,746)	-	-	(14,746)	-

Comprehensive (loss) income	-	-	(237,311)	-	560,315	323,004	1,880

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(243,814)	-	(243,814)	-
Other, net	-	914	-	3,729	(2,554)	2,089	15,223

Balance as of December 31, 2015
(17,459,961 shares of common stock issued; 1,915,884 in treasury)	17,460	3,611,631	116,273	(747,784)	4,557,127	7,554,707	25,719
Add (deduct):
Net earnings	-	-	-	-	456,921	456,921	3,743
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(112)	-	-	(112)	-
Change in unrealized appreciation of investments, net	-	-	346	-	-	346	-
Change in unrealized currency translation adjustment, net	-	-	(7,223)	-	-	(7,223)	-

Comprehensive (loss) income	-	-	(6,989)	-	456,921	449,932	3,743

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(68,320)	-	(68,320)	-
Other, net	-	362	-	3,264	-	3,626	45,258

Balance as of December 31, 2016
(17,459,961 shares of common stock issued; 2,049,797 in treasury)	17,460	3,611,993	109,284	(812,840)	5,014,048	7,939,945	74,720
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	-	-	12,899	-	(12,899)	-	-
Net earnings	-	-	-	-	90,133	90,133	10,359
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(3,755)	-	-	(3,755)	-
Change in unrealized appreciation of investments, net	-	-	473,051	-	-	473,051	-
Change in unrealized currency translation adjustment, net	-	-	26,639	-	-	26,639	-

Comprehensive income	-	-	495,935	-	90,133	586,068	10,359

Dividends paid	-	-	-	-	-	-	-
Treasury stock repurchase	-	-	-	(16,048)	-	(16,048)	-
Other, net	-	116	-	3,982	-	4,098	21,451

Balance as of December 31, 2017
(17,459,961 shares of common stock issued; 2,069,461 in treasury)	$17,460	$3,612,109	$618,118	$(824,906)	$5,091,282	$8,514,063	$106,530

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Cash flows from operating activities
Net (losses) earnings	$100,492	$460,664	$562,195
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	135,029	160,469	163,062
Net realized capital (gains) losses	(107,222)	(63,205)	(213,897)
Other than temporary impairment losses	16,871	45,165	133,868
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(408,552)	(909)	101,332
(Increase) decrease in premium balances receivable	(53,654)	8,411	(68,255)
(Increase) decrease in ceded unearned premiums	10,771	(10,655)	(5,933)
(Increase) decrease in deferred acquisition costs	(4,712)	(29,186)	(66,279)
(Increase) decrease in funds held under reinsurance agreements	(114,440)	(357,053)	(104,442)
Increase (decrease) in unearned premiums	6,796	99,437	241,877
Increase (decrease) in loss and loss adjustment expenses	784,051	287,957	(797,974)
Change in unrealized foreign exchange losses (gains)	(143,878)	155,230	172,006
Other, net	224,183	36,602	208,418

Net adjustments	345,243	332,263	(236,217)

Net cash provided by (used in) operating activities	445,735	792,927	325,978

Cash flows from investing activities
Purchases of debt securities	(5,805,364)	(5,960,516)	(7,474,017)
Purchases of equity securities	(4,574,415)	(2,093,644)	(3,496,203)
Sales of debt securities	3,986,259	4,895,282	6,377,573
Maturities and redemptions of debt securities	1,943,263	1,512,879	1,653,606
Sales of equity securities	4,315,408	2,067,095	3,172,826
Net (purchases) sales of short-term investments	145,237	(442,784)	326,765
Net (purchases) sales and maturities of commercial mortgage loans	(63,486)	(416,931)	(177,947)
(Purchases) sales of property and equipment	6,775	(24,005)	(27,258)
Purchases of affiliates and subsidiaries, net of cash acquired	(244,311)	(180,242)	(156,867)
Sales of subsidiaries	158,192	-	-
Other, net	(22,678)	(29,861)	(26,820)

Net cash provided by (used in) investing activities	(155,120)	(672,727)	171,658

Cash flows from financing activities
Treasury stock acquisitions	(16,048)	(68,320)	(243,814)
Repayment of Senior Notes	-	-	(367,002)
Increase (decrease) in other debt	(28,924)	56,913	6,626
Other, net	(19,400)	(6,007)	(4,593)

Net cash provided by (used in) financing activities	(64,372)	(17,414)	(608,783)

Effect of exchange rate changes on cash	18,041	16,038	(18,845)

Net increase (decrease) in cash	244,284	118,824	(129,992)
Cash at beginning of period	594,091	475,267	605,259

Cash at end of period	$838,375	$594,091	$475,267

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$83,171	$80,817	$102,146
Income taxes paid (refund received)	8,863	83,023	59,699

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

Alleghany Corporation (“Alleghany”), a Delaware corporation owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary TransRe, Alleghany is engaged in the property and casualty reinsurance business. TransRe has been Alleghany’s wholly-owned subsidiary since March 2012. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and, prior to December 31, 2017, Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002, RSUI has been a subsidiary of AIHL since July 2003 and PacificComp had been a subsidiary of AIHL since July 2007. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006.

On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint Mutual Insurance Company (“CopperPoint”) for total cash consideration of approximately $158 million. The transaction closed on December 31, 2017, at which time: (i) approximately $442 million of PacificComp assets, consisting primarily of debt securities, and approximately $316 million of PacificComp liabilities, consisting primarily of loss and loss adjustment expenses (“LAE”) reserves, were transferred; and (ii) AIHL recorded an after-tax gain of approximately $16 million, which included a tax benefit. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. AIHL Re’s obligations, which are guaranteed by Alleghany, are subject to: (i) an aggregate limit of $150.0 million; and (ii) a final commutation and settlement as of December 31, 2024.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also sources, executes, manages and monitors certain private investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s investments are included in other activities for segment reporting purposes and include:

•	Stranded Oil Resources Corporation (“SORC”), an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado;

•	Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois;

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS-Integrated Project Services, LLC (“IPS”), a technical engineering-focused service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida;

•	WWSC Holdings, LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma; and

•	a 45 percent equity interest in Wilbert Funeral Services, Inc. (“Wilbert”), a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas.

The results of IPS have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on October 31, 2015. On April 15, 2016, Alleghany Capital acquired an additional 50 percent of Jazwares’

outstanding equity, bringing its equity ownership interest to 80 percent and, as of that date, the results of Jazwares have been included in Alleghany’s consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. The results of W&W|AFCO Steel have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on April 28, 2017.

Wilbert is accounted for under the equity method of accounting and is included in other invested assets. The results of Wilbert have been included in Alleghany’s consolidated results beginning with its acquisition for $72.3 million by Alleghany Capital on August 1, 2017.

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

The portion of stockholders’ equity, net earnings and accumulated other comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity as redeemable noncontrolling interests for all periods presented. During 2017, Bourn & Koch had approximately 11 percent noncontrolling interests outstanding, Kentucky Trailer had approximately 21 percent noncontrolling interests outstanding, IPS had approximately 16 percent noncontrolling interests outstanding and Jazwares had approximately 20 percent noncontrolling interests outstanding. W&W|AFCO Steel had approximately 20 percent noncontrolling interests outstanding from its April 28, 2017 acquisition date through December 31, 2017.

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

(b) Investments

Investments consist of debt securities, equity securities, short-term investments, commercial mortgage loans and other invested assets. Alleghany considers all of its marketable equity securities, debt securities and short-term investments as available-for-sale (“AFS”). Debt securities consist of securities with an initial fixed maturity of more than one year. Debt securities typically take the form of bonds. Equity securities generally consist of securities that represent ownership interests in an enterprise. Equity securities typically take the form of common stock or non-redeemable preferred stock. Mutual funds are also classified as equity securities, including funds that invest mostly in debt securities. Short-term investments include commercial paper, certificates of deposit, money market instruments and any fixed maturity investment with an initial maturity of one year or less.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where Alleghany’s valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of commercial mortgage-backed securities (“CMBS”) and other asset- backed securities, as well as a small portion of residential mortgage-backed securities (“RMBS”), an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Alleghany’s Level 2 liabilities consist of the Senior Notes, as defined in Note 1(n).

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, CMBS, other asset-backed securities (primarily, collateralized loan obligations), U.S. and foreign corporate bonds (including privately issued securities), partnership investments and non-marketable equity investments.

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

Alleghany’s Level 3 liabilities consist of the debt of Alleghany Capital’s operating subsidiaries.

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

Ceded premiums written are recorded in accordance with the applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts. This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached. Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the various reinsurance contracts with third-party reinsurers. If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

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

Goodwill and other intangible assets deemed to have an indefinite useful life are tested annually in the fourth quarter of every year for impairment. Goodwill and other intangible assets are also tested whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. A significant amount of judgment is required in performing goodwill and other intangible asset impairment tests. These tests may include estimating the fair value of Alleghany’s operating subsidiaries, which include Alleghany Capital’s operating subsidiaries, and other intangible assets. If it is determined that an asset has been impaired, the asset is written down by the amount of the impairment, with a corresponding charge to net earnings. Subsequent reversal of any impairment charge is not permitted.

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

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to Alleghany, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” Reported losses for the shorter-tailed classes, such as property, generally reach the ultimate level of incurred losses in a relatively short period of time and as such, are only relevant for the more recent accident years.

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

See Note 14 for information on long-term compensation plans, which include stock-based compensation plans.

(n) Senior Notes and Other Debt

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”), senior notes issued by TransRe (the “TransRe Senior Notes,” and together with the Alleghany Senior Notes, the “Senior Notes”), and other debt. The Senior Notes and other debt are carried at unpaid principal balance including any unamortized premium or discount and any unamortized debt issuance costs.

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

(p) Other Revenue and Other Operating Expenses

Noninsurance revenues and related operating expenses arising from the sale of manufactured goods and services is generally recognized as the transfer of goods and services to customers takes place. Noninsurance revenues reflect the payment or payments that are expected to be received from the customers for those goods and services. Noninsurance revenues and related operating expenses from manufactured products are generally recognized at the time title transfers to the customer, which typically occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement. Noninsurance revenues and related operating expenses from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract.

(q) Reclassification

Certain prior year amounts have been reclassified to conform to the 2017 presentation of the financial statements.

(r) Recent Accounting Standards

Recently Adopted

In March 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany has adopted this guidance in the fourth quarter of 2017, and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on Alleghany’s results of operations and financial condition.

In May 2015, the FASB issued guidance that requires disclosures related to short-duration insurance contracts. The guidance applies to property and casualty insurance and reinsurance entities, among others, and requires the following annual disclosure related to the liability for loss and LAE: (i) net incurred and paid claims development information by accident year for up to ten years; (ii) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for loss and LAE; (iii) liabilities for IBNR by accident year and in total; (iv) a description of reserving methodologies (as well as any changes to those methodologies); (v) quantitative information about claim frequency by accident year; and (vi) the average annual percentage payout of incurred claims by age and by accident year. In addition, the guidance also requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for loss and LAE. This guidance was effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Alleghany has adopted this guidance as of December 31, 2016 and the implementation did not have an impact on its results of operations and financial condition. See Note 1(k) and Note 6 for the new disclosures.

Future Application of Accounting Standards

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance contracts and revenues from investments are not impacted by this guidance, whereas noninsurance revenues arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance is effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany will adopt this guidance in the first quarter of 2018 using the modified retrospective transition approach. Alleghany has completed an analysis of its noninsurance revenues and has concluded that the implementation did not have a material impact on its results of operations and financial condition.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany will adopt this guidance in the first quarter of 2018. As of January 1, 2018, approximately $734 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, will be presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income. The implementation did not have a material impact on its financial condition. See Note 4(a) for further information on Alleghany’s unrealized gains and losses of equity securities.

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

2. Goodwill and Intangible Assets

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel for $164.5 million, including $163.9 million in cash paid on May 1, 2017 and $0.6 million of estimated purchase price adjustments. In connection with the acquisition, Alleghany recorded $41.1 million, $25.3 million and $70.0 million of goodwill, indefinite-lived intangible assets and finite-lived intangible assets, respectively. Indefinite-lived intangible assets relate to trade name and finite-lived intangible assets relate to customer relationships.

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

The following table presents the amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	($ in millions)
Insurance Segment(2) - Goodwill	$49.0	$-	$49.0	$49.0	$-	$49.0

Insurance Segment - Intangible assets:
Agency relationships	17.9	10.6	7.3	17.9	9.8	8.1
State insurance licenses	25.1	-	25.1	25.8	-	25.8
Trade name	35.5	-	35.5	35.5	-	35.5
Brokerage and reinsurance relationships	33.8	32.7	1.1	33.8	30.4	3.4
Renewal rights	24.2	24.1	0.1	24.2	24.1	0.1
Other	4.1	4.1	-	4.1	4.1	-

Total insurance segment intangibles	140.6	71.5	69.1	141.3	68.4	72.9

Total insurance segment goodwill and other intangibles	$189.6	$71.5	$118.1	$190.3	$68.4	$121.9

Reinsurance Segment(2) - Goodwill	$8.8	$-	$8.8	$-	$-	$-

Reinsurance Segment - Intangible assets:
Value of business in-force	291.4	291.4	-	291.4	291.4	-
Loss and LAE reserves	(98.8)	(78.6)	(20.2)	(98.8)	(72.7)	(26.1)
State and foreign insurance licenses	19.0	-	19.0	19.0	-	19.0
Trade name	50.0	-	50.0	50.0	-	50.0
Renewal rights	44.0	21.8	22.2	44.0	17.8	26.2
Leases	(28.1)	(16.7)	(11.4)	(28.1)	(13.8)	(14.3)
Other	15.1	10.2	4.9	10.0	10.0	-

Total reinsurance segment intangibles	292.6	228.1	64.5	287.5	232.7	54.8

Total reinsurance segment goodwill and other intangibles	$301.4	$228.1	$73.3	$287.5	$232.7	$54.8

Other Activities(2)(3) - Goodwill	$277.1	$-	$277.1	$236.0	$-	$236.0

Other Activities(3) - Intangible assets:
Trade name	151.9	-	151.9	126.6	-	126.6
License agreements	66.2	14.1	52.1	66.2	5.9	60.3
Customer relationships	133.2	20.5	112.7	63.2	4.6	58.6
Other	20.8	12.1	8.7	20.8	15.3	5.5

Total other activities intangibles	372.1	46.7	325.4	276.8	25.8	251.0

Total other activities goodwill and other intangibles	$649.2	$46.7	$602.5	$512.8	$25.8	$487.0

Alleghany consolidated:
Goodwill	$334.9	$-	$334.9	$285.0	$-	$285.0
Intangible assets	805.3	346.3	459.0	705.6	326.9	378.7

Goodwill and other intangibles assets	$1,140.2	$346.3	$793.9	$990.6	$326.9	$663.7

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods.
(2)	See Note 13 for additional information on Alleghany’s segments of business.
(3)	Primarily represents goodwill and other intangible assets related to the acquisition of: (i) W&W|AFCO Steel on April 28, 2017; (ii) Jazwares on April 15, 2016; (iii) IPS on October 31, 2015; (iv) Bourn & Koch on April 26, 2012; and (v) a controlling equity interest in Kentucky Trailer on August 30, 2013. Also reflects minor acquisitions made by Jazwares and Bourn & Koch in 2016 and Kentucky Trailer in 2015 and 2014.

Trade names and state and foreign insurance licenses have an indefinite useful life. The economic useful lives of significant intangible assets in the reinsurance and insurance segments are as follows: agency relationships — 15 years;

brokerage and reinsurance relationships — 15 years; renewal rights — between 5 and 14 years; loss and LAE reserves — 15 years; and leases — 10 years. The economic useful life of license agreements is 8 years and of customer relationships is between 5 and 10 years.

3. Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of Alleghany’s consolidated financial instruments as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,406.5	$17,406.5	$16,899.2	$16,899.2

Liabilities
Senior Notes and other debt(2)	$1,484.9	$1,614.6	$1,476.5	$1,584.3

(1)	This table includes AFS investments (debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets). This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 for additional information on the Senior Notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4
Short-term investments	-	578.1	-	578.1
Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$3,105.2	$-	$4.3	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	3,105.2	-	4.3	3,109.5

Debt securities:
U.S. Government obligations	-	1,243.3	-	1,243.3
Municipal bonds	-	4,185.8	-	4,185.8
Foreign government obligations	-	1,047.1	-	1,047.1
U.S. corporate bonds	-	2,120.2	72.9	2,193.1
Foreign corporate bonds	-	1,088.4	0.4	1,088.8
Mortgage and asset-backed securities:
RMBS(1)	-	994.5	5.9	1,000.4
CMBS	-	730.5	4.3	734.8
Other asset-backed securities(2)	-	586.1	903.8	1,489.9

Total debt securities	-	11,995.9	987.3	12,983.2
Short-term investments	-	778.4	-	778.4
Other invested assets(3)	-	-	28.1	28.1

Total investments (excluding equity method investments and loans)	$3,105.2	$12,774.3	$1,019.7	$16,899.2

Senior Notes and other debt	$-	$1,491.5	$92.8	$1,584.3

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,101.3 million and $903.8 million of collateralized loan obligations as of December 31, 2017 and 2016, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for on an AFS basis, and excludes investments accounted for using the equity method.

In 2017, Alleghany transferred $77.8 million of financial instruments out of Level 3 principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $77.8 million of transfers, $36.2 million related to other asset-backed securities, $21.3 million related to U.S. corporate bonds and $20.3 million related to several other types of securities.

In 2017, Alleghany transferred $5.5 million of financial instruments into Level 3 principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $5.5 million of transfers, $3.8 million related to U.S. corporate bonds, $1.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in 2017.

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

The following tables present reconciliations of the changes during 2017 and 2016 in Level 3 assets measured at fair value:

	Equity Securities		Debt Securities
						Mortgage and asset-backed
Year Ended December 31, 2017	Common Stock	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2017	$4.3	$-	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.1	(0.2)	-	(0.6)	(1.5)	0.3	-	4.0	10.2	12.3
Other comprehensive income	-	0.2	-	2.6	0.4	1.2	0.1	16.8	(9.3)	12.0
Purchases	-	5.6	4.8	252.3	79.3	161.1	11.2	906.9	-	1,421.2
Sales	(2.6)	(0.6)	-	(41.2)	(0.6)	-	(11.8)	(114.4)	(21.5)	(192.7)
Issuances	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	-	(8.5)	(0.9)	(1.4)	(0.5)	(579.6)	-	(590.9)
Transfers into Level 3	1.4	-	-	3.8	0.3	-	-	-	-	5.5
Transfers out of Level 3	(3.2)	(3.1)	(4.8)	(21.3)	(2.2)	(5.3)	(1.7)	(36.2)	-	(77.8)

Balance as of December 31, 2017	$-	$1.9	$-	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3

		Debt Securities
				Mortgage and asset-backed
Year Ended December 31, 2016	Common Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2016	$-	$49.8	$-	$14.9	$20.2	$953.0	$29.9	$1,067.8
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.6)	(0.3)	-	0.3	(0.2)	4.2	4.7	8.1
Other comprehensive income	1.8	0.1	-	(0.5)	0.4	27.4	(1.5)	27.7
Purchases	2.2	46.1	0.4	-	-	177.0	-	225.7
Sales	(0.2)	(15.0)	(0.2)	(7.0)	(9.7)	(76.8)	(4.7)	(113.6)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	(6.5)	-	(1.8)	(0.6)	(177.5)	-	(186.4)
Transfers into Level 3	1.4	7.3	1.9	-	-	-	-	10.6
Transfers out of Level 3	(0.3)	(8.6)	(1.7)	-	(5.8)	(3.5)	(0.3)	(20.2)

Balance as of December 31, 2016	$4.3	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7

(1)	Includes partnership and non-marketable equity investments accounted for on an AFS basis.
(2)	There were no OTTI losses recorded in net earnings related to Level 3 instruments still held as of December 31, 2017 and 2016.

Net unrealized losses related to Level 3 investments as of December 31, 2017 and 2016 were not material.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost or cost and the fair value of AFS securities as of December 31, 2017 and 2016:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$3,165.8	$932.5	$(3.8)	$4,094.5
Preferred stock	4.9	0.1	-	5.0

Total equity securities	3,170.7	932.6	(3.8)	4,099.5

Debt securities:
U.S. Government obligations	963.9	1.7	(17.6)	948.0
Municipal bonds	3,578.9	109.8	(6.6)	3,682.1
Foreign government obligations	1,000.1	11.2	(4.7)	1,006.6
U.S. corporate bonds	2,381.1	61.6	(9.7)	2,433.0
Foreign corporate bonds	1,481.8	24.5	(6.5)	1,499.8
Mortgage and asset-backed securities:
RMBS	993.9	6.3	(4.6)	995.6
CMBS	545.0	9.0	(2.3)	551.7
Other asset-backed securities(1)	1,592.1	13.8	(1.3)	1,604.6

Total debt securities	12,536.8	237.9	(53.3)	12,721.4
Short-term investments	578.1	-	-	578.1

Total investments	$16,285.6	$1,170.5	$(57.1)	$17,399.0

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$2,816.6	$332.1	$(39.2)	$3,109.5
Preferred stock	-	-	-	-

Total equity securities	2,816.6	332.1	(39.2)	3,109.5

Debt securities:
U.S. Government obligations	1,265.7	2.2	(24.6)	1,243.3
Municipal bonds	4,161.0	66.9	(42.1)	4,185.8
Foreign government obligations	1,030.9	20.2	(4.0)	1,047.1
U.S. corporate bonds	2,168.9	43.5	(19.3)	2,193.1
Foreign corporate bonds	1,068.3	27.3	(6.8)	1,088.8
Mortgage and asset-backed securities:
RMBS	1,005.9	7.0	(12.5)	1,000.4
CMBS	728.8	9.6	(3.6)	734.8
Other asset-backed securities(1)	1,497.6	4.0	(11.7)	1,489.9

Total debt securities	12,927.1	180.7	(124.6)	12,983.2
Short-term investments	778.4	-	-	778.4

Total investments	$16,522.1	$512.8	$(163.8)	$16,871.1

(1)	Includes $1,101.3 million and $903.8 million of collateralized loan obligations as of December 31, 2017 and 2016, respectively.

(b) Contractual Maturity

The following table presents the amortized cost or cost and the estimated fair value of debt securities by contractual maturity as of December 31, 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of December 31, 2017
Short-term investments due in one year or less	$578.1	$578.1

Mortgage and asset-backed securities(1)	3,131.0	3,151.9
Debt securities with maturity dates:
One year or less	415.5	416.4
Over one through five years	3,039.4	3,055.8
Over five through ten years	3,228.0	3,270.4
Over ten years	2,722.9	2,826.9

Total debt securities	12,536.8	12,721.4

Equity securities	3,170.7	4,099.5

Total	$16,285.6	$17,399.0

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	($ in millions)
Interest income	$412.1	$385.7	$376.4
Dividend income	47.4	50.3	54.0
Investment expenses	(28.1)	(26.3)	(27.2)
Equity in results of Pillar Investments(1)	(1.7)	15.8	23.3
Equity in results of Ares(1)	3.3	11.5	6.6
Equity in results of ORX	-	-	(6.3)
Other investment results	18.0	1.5	12.0

Total	$451.0	$438.5	$438.8

(1)	See Note 4(h) for discussion of the Pillar Investments and the investment in Ares, each as defined therein.

As of December 31, 2017, non-income producing invested assets were insignificant.

(d) Realized Gains and Losses

The proceeds from sales of AFS securities were $8.3 billion, $7.0 billion and $9.6 billion in 2017, 2016 and 2015, respectively.

Realized capital gains and losses for 2017 primarily reflects sales of certain exchange-traded funds, sales of certain equity securities resulting from a partial restructuring of the equity portfolio, an $8.4 million pre-tax gain realized on the sale of PacificComp on December 31, 2017, a $20.9 million realized gain on a bulk settlement of certain contingent consideration liabilities by Alleghany Capital, a $4.8 million loss realized on the from the sale of a SORC legacy oil field on December 29, 2017 and a $7.9 million write-down of certain Reinsurance Segment assets. Realized capital gains and losses in 2016 primarily reflect sales of equity and debt securities, a gain of $13.2 million on April 15, 2016 in connection with Alleghany

Capital’s acquisition of an additional 50 percent equity ownership in Jazwares, when its pre-existing 30 percent equity ownership was remeasured at estimated fair value (the “Jazwares Remeasurement Gain”), and a $98.8 million capital loss incurred by Alleghany Capital due to an impairment charge from a write-down of certain SORC assets. Realized capital gains and losses for 2015 generally reflect sales of equity securities.

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

The following table presents the amount of gross realized capital gains and gross realized capital losses in 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	($ in millions)
Gross realized capital gains	$236.7	$344.7	$424.2
Gross realized capital losses	(129.5)	(281.5)	(210.3)

Net realized capital gains	$107.2	$63.2	$213.9

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

OTTI losses in 2017 reflect $16.9 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $16.9 million of OTTI losses, $15.1 million related to equity securities, primarily in the retail sector, and $1.8 million related to debt securities. The determination that unrealized losses on equity and debt securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of December 31, 2017 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for equity securities and debt securities, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2017 and 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$145.7	$3.8	$-	$-	$145.7	$3.8
Preferred stock	-	-	-	-	-	-

Total equity securities	145.7	3.8	-	-	145.7	3.8

Debt securities:
U.S. Government obligations	447.8	4.4	416.6	13.2	864.4	17.6
Municipal bonds	240.0	1.5	267.3	5.1	507.3	6.6
Foreign government obligations	321.9	2.7	72.2	2.0	394.1	4.7
U.S. corporate bonds	568.8	6.1	207.3	3.6	776.1	9.7
Foreign corporate bonds	417.4	3.0	159.4	3.5	576.8	6.5
Mortgage and asset-backed securities:
RMBS	284.2	1.6	131.5	3.0	415.7	4.6
CMBS	112.2	0.5	34.7	1.8	146.9	2.3
Other asset-backed securities	211.1	0.9	65.7	0.4	276.8	1.3

Total debt securities	2,603.4	20.7	1,354.7	32.6	3,958.1	53.3

Total temporarily impaired securities	$2,749.1	$24.5	$1,354.7	$32.6	$4,103.8	$57.1

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2016
Equity securities:
Common stock	$619.4	$39.2	$-	$-	$619.4	$39.2
Preferred stock	-	-	-	-	-	-

Total equity securities	619.4	39.2	-	-	619.4	39.2

Debt securities:
U.S. Government obligations	975.0	24.6	-	-	975.0	24.6
Municipal bonds	1,464.5	39.7	41.6	2.4	1,506.1	42.1
Foreign government obligations	238.3	4.0	-	-	238.3	4.0
U.S. corporate bonds	727.9	18.1	52.6	1.2	780.5	19.3
Foreign corporate bonds	331.0	6.6	4.1	0.2	335.1	6.8
Mortgage and asset-backed securities:
RMBS	652.0	11.4	43.4	1.1	695.4	12.5
CMBS	148.9	1.4	117.7	2.2	266.6	3.6
Other asset-backed securities	334.7	1.6	550.4	10.1	885.1	11.7

Total debt securities	4,872.3	107.4	809.8	17.2	5,682.1	124.6

Total temporarily impaired securities	$5,491.7	$146.6	$809.8	$17.2	$6,301.5	$163.8

As of December 31, 2017, Alleghany held a total of 1,182 debt and equity securities that were in an unrealized loss position, of which 415 securities, all debt securities, were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related to municipal bonds and U.S. Government obligations.

As of December 31, 2017, the vast majority of Alleghany’s debt securities were rated investment grade, with 5.3 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.1 percent as of December 31, 2016.

(g) Statutory Deposits

Investments with fair values of approximately $2.4 billion as of December 31, 2017, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of December 31, 2017, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $217.9 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares Management LLC (“Ares”), an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted to limited partner interests in certain Ares subsidiaries that are convertible into an aggregate 5.9 percent interest in Ares common units. These interests may be converted at any time at Alleghany’s discretion. Until Alleghany determines to convert its limited partner interests into Ares common units, Alleghany classifies its investment in Ares as a component of other invested assets and accounts for its investment using the equity method of accounting. As of December 31, 2017, AIHL’s carrying value in Ares was $212.4 million, which is net of returns of capital received from Ares.

(i) Investments in Commercial Mortgage Loans

As of December 31, 2017, the carrying value of Alleghany’s commercial mortgage loan portfolio was $658.4 million, representing the unpaid principal balance on the loans. As of December 31, 2017, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of December 31, 2017 and 2016 are presented in the table below:

	As of December 31,
	2017	2016
	($ in millions)
Reinsurance recoverables on paid losses	$96.4	$36.0
Ceded outstanding loss and LAE	1,650.1	1,236.2

Total	$1,746.5	$1,272.2

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2017:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$154.2	8.8%
Syndicates at Lloyd’s of London	A (Excellent)	133.8	7.7%
PartnerRe Ltd	A (Excellent)	119.4	6.8%
Fairfax Financial Holdings Ltd(3)	A (Excellent)	101.5	5.8%
RenaissanceRe Holdings Ltd	A+ (Superior)	97.3	5.6%
W.R. Berkley Corporation	A+ (Superior)	88.2	5.1%
Chubb Corporation	A++ (Superior)	86.0	4.9%
Kane SAC Ltd(4)	not rated	75.5	4.3%
Liberty Mutual	A (Excellent)	74.0	4.2%
Hannover Ruck SE	A+ (Superior)	55.4	3.2%
All other reinsurers		761.2	43.6%

Total reinsurance recoverables(5)		$1,746.5	100.0%

Secured reinsurance recoverables(4)		$525.7	30.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	In July 2017, Fairfax Financial Holdings Ltd acquired Allied World Assurance Company Holdings, AG.
(4)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(5)	Approximately 78 percent of Alleghany’s reinsurance recoverables balance as of December 31, 2017 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.

Alleghany had no allowance for uncollectible reinsurance as of December 31, 2017 and 2016.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $777.4 million, $325.8 million and $309.6 million for 2017, 2016 and 2015, respectively.

(c) Premiums Written and Earned

The following table presents property and casualty premiums written and earned for 2017, 2016 and 2015:

	Year Ended December 31,

	2017	2016	2015
	($ in millions)
Gross premiums written – direct	$1,528.7	$1,490.3	$1,505.6
Gross premiums written – assumed	4,168.2	4,276.8	3,616.6
Ceded premiums written	(731.0)	(675.3)	(633.0)

Net premiums written	$4,965.9	$5,091.8	$4,489.2

Gross premiums earned – direct	$1,932.0	$1,871.1	$1,515.9
Gross premiums earned – assumed	3,790.3	3,833.9	3,403.3
Ceded premiums earned	(767.3)	(729.2)	(688.9)

Net premiums earned	$4,955.0	$4,975.8	$4,230.3

(d) Significant Reinsurance Contracts

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs. A summary of the more significant programs follows.

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

(e) Significant Intercompany Reinsurance Contracts

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

6. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016	2015
			($ in millions)
Reserves as of January 1	$11,087.2		$10,799.2	$11,597.2
Less: reinsurance recoverables(1)	1,236.2		1,169.3	1,289.4

Net reserves as of January 1	9,851.0		9,629.9	10,307.8

Other adjustments	(293.7)	(2)	2.4	(1.9)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,918.8		3,285.2	2,555.3
Prior years	(298.6)		(368.0)	(215.5)

Total incurred loss and LAE, net of reinsurance	3,620.2		2,917.2	2,339.8

Paid loss and LAE, net of reinsurance, related to:(3)
Current year	853.2		734.3	417.6
Prior years	2,225.2		1,866.5	2,390.4

Total paid loss and LAE, net of reinsurance	3,078.4		2,600.8	2,808.0

Foreign exchange effect	122.1		(97.7)	(207.8)

Net reserves as of December 31	10,221.2		9,851.0	9,629.9
Reinsurance recoverables as of December 31(1)	1,650.1		1,236.2	1,169.3

Reserves as of December 31	$11,871.3		$11,087.2	$10,799.2

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Primarily represents the impact on net reserves arising from the sale of PacificComp on December 31, 2017.
(3)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves and reinsurance recoverables as of December 31, 2017 increased from December 31, 2016, primarily reflecting significant catastrophe losses, partially offset by the sale of PacificComp, which closed on December 31, 2017. Catastrophe losses, net of reinsurance, in 2017 included $217.7 million related to Hurricane Harvey in August 2017, $252.1 million related to Hurricane Irma in September 2017, and $216.8 million related to Hurricane Maria in September 2017.

Gross loss and LAE reserves as of December 31, 2016 increased from December 31, 2015, reflecting increases in the reinsurance and insurance segments. The increase in gross loss and LAE reserves at the reinsurance segment primarily reflects the impact of higher net premiums earned and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development. The increase in gross loss and LAE reserves at the insurance segment primarily reflects higher 2016 accident year losses and higher catastrophe losses, partially offset by favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents (favorable) unfavorable prior accident year loss reserve development for 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
			($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(22.2)	(1)	$(14.2	)(2)	$(28.0)	(3)
Non-catastrophe	(72.3)	(4)	(91.5	)(5)	(48.7)	(6)

Total property	(94.5)		(105.7)		(76.7)

Casualty & other:
Malpractice Treaties(7)	(5.0)		(10.8)		(12.1)
Ogden rate impact(8)	24.4		-		-
Commuted A&E Liabilities(9)	-		-		38.2
Other	(174.4)	(10)	(177.0	)(11)	(157.7)	(12)

Total casualty & other	(155.0)		(187.8)		(131.6)

Total Reinsurance Segment	(249.5)		(293.5)		(208.3)

Insurance Segment
RSUI:
Casualty	(38.9)	(13)	(35.3	)(14)	(2.9)	(15)
Property and other	(4.3)	(16)	(33.0	)(17)	(9.0)	(18)

Total RSUI	(43.2)		(68.3)		(11.9)

CapSpecialty:
Ongoing lines of business	(3.4)	(19)	(0.3)		11.0	(20)
Terminated Program(21)	-		(1.9)		(6.3)
Asbestos-related illness and environmental impairment liability	-		(2.0)		-

Total CapSpecialty	(3.4)		(4.2)		4.7

PacificComp	(2.5)	(22)	(2.0	)(23)	-

Total incurred related to prior years	$(298.6)		$(368.0)		$(215.5)

(1)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred primarily in the 2016 accident year.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2015 accident years.
(3)	Includes favorable prior accident year loss reserve development of ($27.7) million from Super Storm Sandy in 2012 and various smaller amounts on catastrophes that occurred in the 2010, 2011, 2013 and 2014 accident years, partially offset by unfavorable prior accident year development from the New Zealand earthquake in 2010.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 through 2016 accident years.
(5)	Reflects favorable prior accident year loss reserve development primarily related to the 2011 through 2015 accident years.
(6)	Reflects favorable prior accident year loss reserve development primarily related to the 2013 and 2014 accident years.
(7)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(8)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(9)	Represents unfavorable prior accident year loss reserve development related to a commutation and release agreement entered into on November 30, 2015 by TransRe with AIG Property Casualty, Inc., National Indemnity Company and Resolute Management, Inc. with respect to certain reinsurance contracts, including contracts covering asbestos-related illness and environmental impairment liabilities for 1986 and prior years.
(10)	Primarily reflects favorable prior accident year loss reserve development in: (i) longer-tailed professional liability and general liability lines of business related to the 2003 through 2012 accident years; and (ii) shorter-tailed casualty lines of business related to the 2010 through 2014 accident years; partially offset by unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business in the 2015 and 2016 accident years.

(11)	Generally reflects favorable prior accident year loss reserve development reserves in a variety of casualty & other lines of business primarily from the 2003 through 2015 accident years.
(12)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily from the 2005 through 2014 accident years, including ($30.7) million of favorable prior accident year development related to French medical malpractice loss reserves commuted in the fourth quarter of 2015 with a European cedant, partially offset by unfavorable prior accident year development from the 2004 and prior accident years.
(13)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(14)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2012 accident years.
(15)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess, general liability and professional liability lines of business related to the 2006 through 2011 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related to the 2011 through 2014 accident years.
(16)	Primarily reflects favorable catastrophe prior accident year loss reserve development related to the 2016 accident year, partially offset by unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily related to the 2015 and 2016 accident years.
(17)	Includes favorable prior accident year loss reserve development of ($20.6) million from Super Storm Sandy in 2012 and various other smaller amounts primarily from non-catastrophe property lines of business in recent accident years.
(18)	Primarily reflects favorable prior accident year development of ($4.1) million from Super Storm Sandy in 2012, net of reinsurance, and favorable prior accident year loss reserve development related to unallocated LAE reserves.
(19)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2010, 2014, 2015 and 2016 accident years.
(20)	Primarily reflects unfavorable prior accident year loss reserve development related to the casualty lines of business from the 2011 through 2013 accident years.
(21)	Represents certain specialty lines of business written through a program administrator in connection with a terminated program related to the 2010 and 2009 accident years and reflects (favorable) loss emergence compared with loss emergence patterns assumed in earlier periods for such business.
(22)	Primarily reflects favorable prior accident year loss reserve development related to the 2013 and prior accident years.
(23)	Primarily reflects favorable prior accident year loss reserve development related to the 2012 and prior accident years.

(c) Information on Incurred and Paid Loss and LAE Development

The following is information about incurred and paid loss and LAE development, net of reinsurance. The information for accident years 2008 through 2015 is unaudited and is provided as supplementary information. Information is also included for the portion of unpaid loss and LAE, net of reinsurance recoverables, that relate to IBNR and, for the insurance segment, the cumulative number of reported insurance claims. For the reinsurance segment, reported insurance claim information is generally not received from the cedants, and such information is therefore impracticable to disclose.

Reinsurance Segment - Property

	Incurred Loss and LAE, Net of Reinsurance										As of December 31, 2017
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR
	($ in millions)
2008	$645.0	$508.0	$510.9	$515.9	$511.9	$510.9	$509.4	$508.7	$508.8	$506.3	$-
2009		489.3	377.4	359.7	358.0	357.1	357.6	355.9	353.7	353.6	0.3
2010			615.6	527.1	528.0	540.4	581.2	606.0	609.9	613.0	22.8
2011				1,351.2	1,342.3	1,269.4	1,240.7	1,235.2	1,217.1	1,210.9	3.2
2012					697.2	579.1	530.3	495.6	478.1	469.4	13.2
2013						501.2	470.6	444.6	422.1	406.8	11.8
2014							496.4	464.8	451.3	435.2	20.2
2015								368.8	332.0	320.6	31.9
2016									684.1	647.2	92.4
2017										1,174.6	413.9

Total Incurred Loss and LAE for the 2008 through 2017 accident years										$6,137.6

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
	($ in millions)
2008	$163.3	$350.8	$435.2	$477.1	$495.0	$501.5	$503.1	$505.0	$505.6	$503.3
2009		114.7	251.7	310.9	332.4	340.6	345.5	347.9	345.7	347.1
2010			169.3	349.0	418.9	472.3	513.5	540.1	563.7	571.5
2011				407.8	796.4	1,014.3	1,129.2	1,171.0	1,187.2	1,195.0
2012					90.3	268.9	377.8	416.7	438.0	448.0
2013						113.1	277.4	361.0	389.8	396.7
2014							109.4	297.6	360.0	382.9
2015								96.0	217.7	278.3
2016									210.5	429.8
2017										324.5

Cumulative Paid Loss and LAE for the 2008 through 2017 accident years										$4,877.1

Total incurred loss and LAE for the 2008 through 2017 accident years										$6,137.6
Cumulative paid loss and LAE for the 2008 through 2017 accident years										4,877.1
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2008										3.8

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2017										$1,264.3

Reinsurance Segment - Casualty & Other – Longer-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of December 31, 2017
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR
	($ in millions)
2008	$1,105.1	$1,126.5	$1,150.6	$1,180.4	$1,199.2	$1,205.4	$1,209.8	$1,187.2	$1,178.7	$1,173.1	$119.3
2009		1,059.8	1,074.7	1,091.0	1,101.9	1,094.9	1,107.8	1,129.4	1,123.4	1,119.8	119.0
2010			1,098.6	1,101.9	1,090.7	1,063.5	1,015.5	999.3	977.6	962.9	175.6
2011				996.0	1,009.6	994.6	974.6	959.1	949.9	942.6	189.3
2012					877.5	877.5	875.9	860.8	833.1	829.8	208.1
2013						798.6	802.2	799.2	777.5	776.7	288.3
2014							801.8	791.1	794.3	793.9	365.9
2015								794.8	799.0	797.0	455.8
2016									776.7	776.8	547.0
2017										764.4	681.6

Total Incurred Loss and LAE for the 2008 through 2017 accident years										$8,937.0

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
	($ in millions)
2008	$55.2	$99.5	$214.5	$374.8	$521.1	$655.4	$766.5	$852.0	$901.2	$937.8
2009		24.8	105.0	221.2	366.7	493.3	621.8	749.2	814.4	859.8
2010			33.8	108.4	208.5	322.3	438.7	573.9	644.3	688.9
2011				29.6	89.4	206.4	373.4	501.8	595.1	663.0
2012					46.9	106.8	201.1	316.6	435.7	521.3
2013						22.2	85.1	176.6	296.4	378.0
2014							29.8	107.5	229.6	342.9
2015								32.2	100.4	205.0
2016									34.8	121.8
2017										34.0

Cumulative Paid Loss and LAE for the 2008 through 2017 accident years										$4,752.5

Total incurred loss and LAE for the 2008 through 2017 accident years										$8,937.0
Cumulative paid loss and LAE for the 2008 through 2017 accident years										4,752.5
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2008										689.7

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2017										$4,874.2

(1)	Represents the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; and medical malpractice.

Reinsurance Segment - Casualty & Other – Shorter-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of December 31, 2017
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR
	($ in millions)
2008	$1,157.6	$1,174.6	$1,161.2	$1,114.0	$1,114.1	$1,117.9	$1,115.0	$1,117.2	$1,114.9	$1,112.7	$9.8
2009		1,169.1	1,114.0	1,086.5	1,066.8	1,071.0	1,063.8	1,064.1	1,062.7	1,062.9	13.2
2010			1,024.5	1,007.0	985.9	978.3	967.2	954.0	950.3	943.4	17.9
2011				1,031.2	1,023.6	1,007.6	992.8	973.0	963.7	959.8	28.9
2012					1,022.3	1,059.9	1,056.8	1,005.5	983.9	958.9	45.7
2013						850.8	868.8	838.4	823.4	804.1	53.6
2014							850.4	833.0	808.8	784.3	89.8
2015								763.4	768.6	784.0	110.1
2016									1,118.0	1,124.4	247.0
2017										1,095.9	626.4

Total Incurred Loss and LAE for the 2008 through 2017 accident years										$9,630.4

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
	($ in millions)
2008	$397.5	$753.8	$922.6	$962.4	$994.2	$1,020.8	$1,042.7	$1,060.0	$1,071.3	$1,077.4
2009		457.2	745.2	868.6	918.7	951.9	975.5	1,000.0	1,014.3	1,021.9
2010			404.9	671.3	776.5	832.7	866.7	884.8	897.5	903.7
2011				376.5	606.4	752.7	820.9	858.8	880.2	894.5
2012					354.8	614.5	740.0	792.7	828.3	846.5
2013						265.4	523.5	613.3	663.0	685.5
2014							251.2	421.1	523.3	572.9
2015								218.5	409.1	518.7
2016									367.2	685.6
2017										342.8

Cumulative Paid Loss and LAE for the 2008 through 2017 accident years										$7,549.5

Total incurred loss and LAE for the 2008 through 2017 accident years										$9,630.4
Cumulative paid loss and LAE for the 2008 through 2017 accident years										7,549.5
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2008										163.9

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2017										$2,244.8

(1)	Primarily represents the following reinsurance lines of business: ocean marine and aviation; auto liability; accident and health; surety; and credit.

Insurance Segment - RSUI - Property

	Incurred Loss and LAE, Net of Reinsurance										As of December 31, 2017
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR	Cumulative Number of Reported Claims(1)
	($ in millions, except reported claims)
2008	$176. 0	$181.3	$178.2	$183.8	$193.3	$192.8	$192.2	$192.4	$192.5	$193.2	$0.8	1,840
2009		78.3	63.1	60.1	62.5	63.1	63.7	64.5	64.7	65.0	1.0	1,315
2010			110.2	101.7	101.8	105.7	104.2	109.8	109.9	109.6	1.0	1,630
2011				168.8	162.0	160.5	159.9	159.0	159.3	159.3	1.2	2,203
2012					270.9	262.5	258.6	256.1	235.1	236.1	9.3	2,310
2013						157.3	157.2	150.4	152.1	152.4	2.7	2,393
2014							170.7	166.2	155.9	153.7	3.9	3,087
2015								140.5	136.1	142.6	8.6	2,993
2016									181.4	170.5	15.7	3,314
2017										330.7	119.7	3,305

Total Incurred Loss and LAE for the 2008 through 2017 accident years										$1,713.1

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
	($ in millions)
2008	$65.3	$138.8	$155.3	$173.1	$187.6	$189.0	$190.6	$191.2	$191.6	$192.3
2009		36.6	51.0	54.3	58.9	61.4	61.9	63.3	63.6	63.9
2010			53.0	83.6	92.4	98.6	100.6	101.1	101.5	101.3
2011				61.0	118.4	144.0	154.3	156.1	157.2	157.6
2012					62.0	157.5	181.9	193.5	202.4	216.2
2013						72.7	118.7	134.0	141.1	144.0
2014							93.2	133.8	145.0	148.8
2015								70.8	106.9	120.0
2016									72.0	127.1
2017										88.6

Cumulative Paid Loss and LAE for the 2008 through 2017 accident years										$1,359.8

Total incurred loss and LAE for the 2008 through 2017 accident years										$1,713.1
Cumulative paid loss and LAE for the 2008 through 2017 accident years										1,359.8
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2008										2.3

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2017										$355.6

(1)	Represents claims reported by insured claimants.

Insurance Segment - RSUI - Casualty

	Incurred Loss and LAE, Net of Reinsurance										As of December 31, 2017
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR	Cumulative Number of Reported Claims(1)
	($ in millions, except reported claims)
2008	$255.0	$255.0	$260.6	$254.8	$245.3	$237.0	$230.8	$220.9	$216.9	$208.6	$17.7	7,144
2009		230.1	233.7	234.4	236.3	236.3	232.2	221.8	212.0	199.4	21.8	6,879
2010			204.1	204.1	204.1	203.4	194.6	178.6	177.0	171.0	19.7	6,891
2011				205.9	205.9	208.3	212.1	211.6	206.8	202.0	41.0	7,493
2012					226.3	226.3	230.3	242.8	238.9	233.8	60.5	7,597
2013						264.8	264.8	277.6	280.1	279.0	75.5	8,609
2014							292.0	322.7	321.1	322.4	101.1	10,101
2015								300.2	300.2	304.2	159.4	9,050
2016									290.7	293.7	178.7	8,280
2017										282.5	245.9	7,003

Total Incurred Loss and LAE for the 2008 through 2017 accident years										$2,496.6

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
	($ in millions)
2008	$9.5	$35.1	$89.5	$124.4	$145.3	$157.4	$164.2	$171.3	$179.4	$182.2
2009		7.2	38.0	73.2	101.9	136.9	149.5	157.5	166.4	174.1
2010			4.7	30.9	70.1	90.1	122.6	128.6	132.9	149.2
2011				6.5	31.9	66.7	100.3	118.4	138.5	150.0
2012					6.8	38.4	96.0	125.5	144.0	159.3
2013						10.1	50.0	103.4	146.2	176.6
2014							13.0	69.5	130.1	179.1
2015								9.0	47.3	96.6
2016									13.7	69.2
2017										9.4

Cumulative Paid Loss and LAE for the 2008 through 2017 accident years										$1,345.7

Total incurred loss and LAE for the 2008 through 2017 accident years										$2,496.6
Cumulative paid loss and LAE for the 2008 through 2017 accident years										1,345.7
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2008										60.9

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2017										$1,211.8

(1)	Represents claims reported by insured claimants.

Insurance Segment - CapSpecialty(1)

	Incurred Loss and LAE, Net of Reinsurance
	Year Ended December 31,										As of December 31, 2017
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR	Cumulative Number of Reported Claims(2)
	($ in millions, except reported claims)
2008	$102.6	$97.1	$93.2	$90.1	$89.6	$94.3	$94.2	$96.5	$96.8	$94.6	$0.4	8,765
2009		92.2	93.3	90.4	95.7	98.8	99.0	97.9	98.0	97.9	0.5	8,330
2010			93.2	110.8	117.9	134.8	134.5	129.8	129.5	127.7	2.4	8,170
2011				74.0	71.2	74.4	76.9	79.4	78.4	78.2	1.8	5,655
2012					72.7	71.8	66.2	69.3	69.7	68.7	0.9	5,233
2013						78.7	81.4	85.2	84.4	87.2	3.0	5,103
2014							102.8	102.7	101.0	100.2	8.5	5,810
2015								111.0	111.8	109.2	19.3	5,344
2016									129.4	132.4	45.5	5,743
2017										147.3	89.9	4,924

Total Incurred Loss and LAE for the 2008 through 2017 accident years										$1,043.4

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
	($ in millions)
2008	$26.3	$43.8	$63.9	$74.6	$82.4	$87.2	$90.3	$91.7	$93.1	$93.7
2009		27.7	50.1	62.5	78.2	87.2	92.7	94.4	95.7	96.4
2010			22.0	56.2	78.4	98.1	111.0	119.2	121.6	123.9
2011				16.3	31.9	44.7	57.7	67.3	69.8	73.8
2012					18.6	38.6	46.9	57.2	63.3	65.0
2013						23.4	48.0	62.0	69.6	78.6
2014							34.0	56.3	71.9	83.1
2015								30.9	57.4	73.5
2016									30.3	64.0
2017										30.1

Cumulative Paid Loss and LAE for the 2008 through 2017 accident years										$782.1

Total incurred loss and LAE for the 2008 through 2017 accident years										$1,043.4
Cumulative paid loss and LAE for the 2008 through 2017 accident years										782.1
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2008										9.2

Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2017										$270.5

(1)	The vast majority of the CapSpecialty’s loss and LAE reserves relate to its casualty lines of business.

(2)	Represents claims reported by insured claimants.

Loss and LAE Reserve Summary and Reconciliation to Consolidated Balance Sheet

	Unpaid loss and LAE as of December 31, 2017(1)
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
		($ in millions)
Reinsurance Segment
Property	$1,758.0	$(493.7)	$1,264.3
Casualty & other - Longer-Tailed Lines of Business	4,923.7	(49.5)	4,874.2
Casualty & other - Shorter-Tailed Lines of Business	2,446.3	(201.5)	2,244.8

	9,128.0	(744.7)	8,383.3

Insurance Segment
RSUI - Property	581.5	(225.9)	355.6
RSUI - Casualty	1,933.3	(721.5)	1,211.8

RSUI	2,514.8	(947.4)	1,567.4

CapSpecialty	296.3	(25.8)	270.5

	2,811.1	(973.2)	1,837.9

Eliminations	(67.8)	67.8	-

Total	$11,871.3	$(1,650.1)	$10,221.2

(1)	Includes unallocated LAE, which aggregate to 1.3 percent of gross loss and LAE reserves as of December 31, 2017. Net loss and LAE Reserves by component are shown in the preceding tables, and consolidated gross loss and LAE reserves is presented in the Consolidated Balance Sheets.

(d) Supplementary Information on Historical Loss and LAE Duration (Unaudited)

The following table presents supplemental information about average historical loss and LAE duration, net of reinsurance, as of December 31, 2017.

	Average Annual Percentage Payout of Loss and LAE Incurred, Net of Reinsurance As of December 31, 2017
Years	1	2	3	4	5	6	7	8	9	10

Reinsurance Segment:
Property	28.8%	36.8%	17.5%	7.6%	3.7%	2.1%	1.4%	0.4%	0.3%	-0.5%
Casualty & other -
Longer-Tailed Lines
of Business	3.9%	7.8%	11.8%	14.3%	12.4%	11.4%	8.8%	5.9%	4.1%	3.1%
Casualty & other -
Shorter-Tailed Lines
of Business	35.5%	27.2%	13.1%	5.6%	3.3%	2.1%	1.8%	1.2%	0.9%	0.5%

Insurance Segment:
RSUI - Property	43.0%	31.0%	9.3%	5.8%	3.3%	1.7%	0.9%	0.2%	0.3%	0.4%
RSUI - Casualty	3.6%	14.7%	20.3%	14.7%	12.4%	6.4%	3.9%	5.8%	3.9%	1.4%
CapSpecialty	24.9%	24.2%	15.9%	13.5%	9.8%	4.9%	2.8%	1.6%	1.1%	0.7%

7. Credit Agreements

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

There were no borrowings under the Credit Agreement in 2017 and there were no outstanding borrowings under the Credit Agreement as of December 31, 2017. There were no borrowings under the Prior Credit Agreement in 2017 or 2016.

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

(b) TransRe Senior Notes

On December 14, 2005, TransRe completed a public offering of $750.0 million aggregate principal amount of its 2015 Senior Notes. Prior to the merger with TransRe, a portion of the 2015 Senior Notes was repurchased by TransRe. On October 15, 2014, TransRe redeemed $300.0 million aggregate principal amount of the 2015 Senior Notes. On December 14, 2015, the remaining $367.0 million outstanding aggregate principal amount of TransRe’s 2015 Senior Notes matured and was repaid.

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

(c) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $101.0 million and $92.8 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, the $101.0 million includes $38.2 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans, $33.3 million of borrowings by Jazwares under its available credit facility, $15.1 million of term loans at Bourn & Koch related to borrowings to finance an acquisition, $10.1 million of debt at Kentucky Trailer related primarily to a mortgage loan, borrowings to finance small acquisitions and borrowings under its available credit facility, and $4.3 million of borrowings by IPS under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

9. Income Taxes

The following table presents income tax expense (benefit) for 2017, 2016 and 2015:

	Federal	State	Foreign	Total
	($ in millions)
Year ended December 31, 2017
Current	$(41.3)	$2.7	$41.0	$2.4
Deferred	(66.6)	0.6	(0.2)	(66.2)

	$(107.9)	$3.3	$40.8	$(63.8)

Year ended December 31, 2016
Current	$49.4	$4.9	$23.4	$77.7
Deferred	109.6	0.3	(0.5)	109.4

	$159.0	$5.2	$22.9	$187.1

Year ended December 31, 2015
Current	$93.3	$3.1	$50.0	$146.4
Deferred	49.2	(0.4)	-	48.8

	$142.5	$2.7	$50.0	$195.2

(Losses) earnings before income taxes from domestic operations were ($132.7) million, $407.7 million and $376.7 million in 2017, 2016 and 2015, respectively. Earnings before income taxes from foreign operations was $169.4 million, $240.1 million and $380.7 million in 2017, 2016 and 2015, respectively. Foreign tax expense was primarily attributable to the U.K., Canada and France.

The following table presents the difference between the federal income tax rate and the effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
Foreign tax credits	(6.4)	(0.6)	(0.4)
Income subject to dividends-received deduction	(25.5)	(1.6)	(1.6)
Tax-exempt interest	(94.1)	(6.5)	(6.8)
State taxes, net of federal tax benefit	6.5	0.6	0.2
Prior period adjustment	(3.3)	2.4	(0.2)
Tax benefit from sale of subsidiary	(54.1)	-	-
Other, net	(32.0)	(0.4)	(0.4)

Effective tax rate	(173.9)%	28.9%	25.8%

The effective tax rate in 2017 compared with 2016 primarily reflects income tax benefits from taxable losses arising from Hurricanes Harvey, Irma and Maria in 2017 and, to a lesser extent, a tax benefit associated with the December 31, 2017 sale of PacificComp, as well as prior period income tax expense adjustments in 2016, which include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in 2016 that related primarily to periods prior to Alleghany’s merger with TransRe in 2012.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017. Among other provisions, the Tax Act reduced the corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 for the 2018 tax year, and, as a consequence, the value of Alleghany’s deferred tax assets and liabilities as of December 31, 2017 was reduced. The net impact of this reduction to Alleghany’s consolidated 2017 tax expense was not material. There currently exists a degree of uncertainty as to how certain provisions in the Tax Act will be interpreted and implemented in practice in the future.

The increase in the effective tax rate in 2016 from 2015 primarily reflects larger prior period income tax expense adjustments, higher state income taxes and lower tax-exempt interest income arising from municipal bond securities. Prior period income tax expense adjustments for 2016 include $16.1 million of out-of-period reductions to current and deferred TransRe tax assets recorded in 2016 that relate primarily to periods prior to Alleghany’s merger with TransRe in 2012.

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	($ in millions)
Deferred tax assets:
Loss and LAE reserves	$114.2	$212.1
Minimum tax credit carry forward	137.2	28.9
Compensation accruals	97.4	166.7
Unearned premiums	84.2	139.1
OTTI losses	9.6	19.5
State net operating loss carry forward	18.3	25.2
Other	73.7	173.3

Gross deferred tax assets before valuation allowance	534.6	764.8
Valuation allowance	(18.3)	(25.2)

Gross deferred tax assets	516.3	739.6

Deferred tax liabilities:
Net unrealized gains on investments	227.5	125.8
Deferred acquisition costs	98.7	163.3
Purchase accounting adjustments	13.5	30.2
Other	40.1	65.4

Gross deferred tax liabilities	379.8	384.7

Net deferred tax assets	$136.5	$354.9

A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2017 and 2016, Alleghany recognized $18.3 million and $25.2 million, respectively, of deferred tax assets for certain state net operating and capital loss carryovers, and a valuation allowance of $18.3 million and $25.2 million, respectively, has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

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

Alleghany’s income tax returns are currently under examination by the Internal Revenue Service for the 2012, 2013 and 2014 tax years. TransRe’s income tax returns, which all relate to periods prior to the merger with Alleghany, are currently under examination by the Internal Revenue Service. The following table presents the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2017.

Major Tax Jurisdiction	Open Tax Years
Australia	2013 - 2016
Canada	2013 - 2016
France	2009 - 2010 and 2014 - 2016
Germany	2013 - 2016
Hong Kong	2014 - 2016
Japan	2010 - 2016
Singapore	2014 - 2017
Switzerland	2016
U.K.	2015 - 2016
U.S.	2007 - 2016

Alleghany believes that, as of December 31, 2017, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of December 31, 2017.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In July 2014, the Alleghany Board of Directors authorized the repurchase of shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $350.0 million (the “2014 Repurchase Program”). In November 2015, the Alleghany Board of Directors authorized the repurchase, upon the completion of the 2014 Repurchase Program, of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In the first quarter of 2016, Alleghany completed the 2014 Repurchase Program and subsequent repurchases have been made pursuant to the 2015 Repurchase Program. As of December 31, 2017, Alleghany had $363.2 million remaining under its share repurchase authorization.

The following table presents the shares of Common Stock that Alleghany repurchased pursuant to the 2014 Repurchase Program and the 2015 Repurchase Program, as applicable:

	As of December 31,
	2017	2016	2015
Shares repurchased	29,704	142,186	520,466
Cost of shares repurchased (in millions)	$16.0	$68.3	$243.8
Average price per share repurchased	$540.25	$480.49	$468.45

(b) Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes during 2017 and 2016 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3
Cumulative effect of adoption of new accounting pronouncements(1)	12.9	-	-	12.9
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	521.0	26.6	(3.8)	543.8
Reclassifications from accumulated other comprehensive income	(47.9)	-	-	(47.9)

Total	473.1	26.6	(3.8)	495.9

Balance as of December 31, 2017	$718.2	$(84.6)	$(15.5)	$618.1

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2016	$231.9	$(104.0)	$(11.6)	$116.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	67.7	(7.2)	(0.1)	60.4
Reclassifications from accumulated other comprehensive income	(67.4)	-	-	(67.4)

Total	0.3	(7.2)	(0.1)	(7.0)

Balance as of December 31, 2016	$232.2	$(111.2)	$(11.7)	$109.3

(1)	See Note 1(r) for additional information regarding Alleghany’s adoption of new investment accounting guidance in 2017.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2017 and 2016:

Accumulated Other Comprehensive Income Component		Year Ended December 31,
	Line in Consolidated Statement of Earnings	2017	2016
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$ (90.6)	$ (148.8)
	Other than temporary impairment losses	16.9	45.2
	Income taxes	25.8	36.2

Total reclassifications:	Net earnings	$ (47.9)	$ (67.4)

(1)	For 2017, excludes an $8.4 million pre-tax gain from the sale of PacificComp, a $20.9 million realized gain on bulk settlement of certain contingent liabilities by Alleghany Capital, a ($4.8) million loss realized from the sale of a SORC legacy oil field on December 29, 2017 and a ($7.9) million write-down of certain Reinsurance Segment assets. For 2016, excludes a ($98.8) million impairment charge from a write-down of certain SORC assets and the Jazwares Remeasurement Gain of $13.2 million.

(c) Regulations and Dividend Restrictions

As of December 31, 2017, approximately $6.6 billion of Alleghany’s total equity of $8.5 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $1.9 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent company-level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2017.

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

The following table presents dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2017, 2016 and 2015:

	As of December 31,
	2017(1)	2016	2015
	($ in millions)
TransRe(2)	$225.0	$375.0	$250.0
RSUI	75.0	100.0	150.0

Total	$300.0	$475.0	$400.0

(1)	Dividends to Alleghany were reduced as a consequence of significant TransRe and RSUI catastrophe losses in the third quarter of 2017.
(2)	In 2017, 2016 and 2015, TRC paid dividends of $270.0 million, $350.0 million and $400.0 million, respectively, to the TransRe holding company.

As of December 31, 2017, a maximum amount of $37.1 million was available for dividends by TRC without prior approval of the applicable regulatory authorities.

The statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $144.4 million and $688.9 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $6.9 billion and $6.7 billion, respectively. As of December 31, 2017, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of Alleghany’s reinsurance and insurance companies in the U.S.

11. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted (losses) earnings per share computations for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$90.1	$456.9	$560.3
Adjustment related to redeemable noncontrolling interests	-	-	(2.6)

Income available to common stockholders for basic earnings per share	$90.1	$456.9	$557.7
Effect of dilutive securities	-	-	0.1

Income available to common stockholders for diluted earnings per share	$90.1	$456.9	$557.8

Weighted average common shares outstanding applicable to basic earnings per share	15,410,034	15,436,286	15,871,055
Effect of dilutive securities	-	6,363	8,046

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,410,034	15,442,649	15,879,101

78,345, 68,429 and 77,441 contingently issuable shares were potentially available during 2017, 2016 and 2015, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

12. Commitments and Contingencies

(a) Legal Proceedings

Certain of Alleghany’s subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. In the opinion of management, such provisions are adequate, and management does not believe that any pending litigation will have a material adverse effect on Alleghany’s consolidated results of operations, financial position or cash flows.

(b) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. In addition, certain land, office space and equipment are leased under non-cancelable operating leases that expire at various dates through 2038. Rent expense was $37.0 million, $37.5 million and $34.0 million in 2017, 2016 and 2015, respectively. The following table presents the aggregate minimum payments under operating leases with initial or remaining terms of more than one year as of December 31, 2017:

Year	Aggregate Minimum Lease Payments
($ in millions)
2018	$37.4
2019	35.7
2020	31.4
2021	29.3
2022	23.2
2023 and thereafter	156.7

(c) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks relating to asbestos-related illness and environmental impairment. The following table presents such gross and net reserves as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$152.4	$148.0	$165.7	$160.0
CapSpecialty	6.0	6.0	6.3	6.3

Total	$158.4	$154.0	$172.0	$166.3

The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings.

(d) Energy Holdings

As of December 31, 2017, Alleghany had holdings in energy sector businesses of $977.6 million, comprised of $349.3 million of debt securities, $485.0 million of equity securities and $143.3 million of Alleghany’s equity attributable to SORC.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property and casualty & other. TransRe provides property and casualty reinsurance to insurers and reinsurers through brokers and on a direct basis to ceding companies. TransRe also writes a modest amount of insurance business, which is included in the reinsurance segment. A significant portion of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI, CapSpecialty and, prior to its sale on December 31, 2017, PacificComp. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The components of other activities are Alleghany Capital and corporate activities. Alleghany Capital consists of manufacturing and service operations, oil and gas operations and corporate operations and investments at the Alleghany Capital level. Manufacturing and service operations are conducted through Bourn & Koch, Kentucky Trailer, IPS, Jazwares, W&W|AFCO Steel, beginning April 28, 2017, and Alleghany Capital’s investment in Wilbert, beginning August 1, 2017. Oil and gas operations are conducted through SORC, and Alleghany Capital’s investment in ORX until it was sold on December 23, 2016. ORX was accounted for under the equity method of accounting.

The primary components of corporate activities are Alleghany Properties and other activities at the Alleghany parent company.

In addition, corporate activities include interest expense associated with Alleghany Senior Notes, whereas interest expense associated with the TransRe Senior Notes is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the Alleghany and TransRe Senior Notes and other debt can be found in Note 8.

(b) Results

The following tables present segment results for Alleghany’s two reportable segments and for other activities for 2017, 2016 and 2015:

	Reinsurance Segment			Insurance Segment				Total Segments	Other Activities		Consolidated
Year Ended December 31, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total		Alleghany Capital	Corporate Activities(2)
						($ in millions)
Gross premiums written	$1,557.8	$2,652.8	$4,210.6	$1,056.8	$290.2	$162.6	$1,509.6	$5,720.2	$-	$(23.3)	$5,696.9
Net premiums written	1,233.1	2,577.0	3,810.1	724.4	271.2	160.2	1,155.8	4,965.9	-	-	4,965.9
Net premiums earned	1,181.9	2,626.8	3,808.7	721.7	260.9	163.7	1,146.3	4,955.0	-	-	4,955.0
Net loss and LAE	1,080.1	1,705.3	2,785.4	569.9	143.9	121.0	834.8	3,620.2	-	-	3,620.2
Commissions, brokerage and other underwriting expenses(3)	383.4	903.3	1,286.7	208.9	112.7	42.9	364.5	1,651.2	-	-	1,651.2

Underwriting (loss) profit(4)	$(281.6)	$18.2	$(263.4)	$(57.1)	$4.3	$(0.2)	$(53.0)	(316.4)	-	-	(316.4)

Net investment income								434.6	2.7	13.7	451.0
Net realized capital gains								85.7	18.2	3.3	107.2
Other than temporary impairment losses								(16.9)	-	-	(16.9)
Other revenue								15.5	906.9	5.9	928.3
Other operating expenses								82.8	881.0	3.3	967.1
Corporate administration								1.7	-	45.3	47.0
Amortization of intangible assets								(1.5)	20.9	-	19.4
Interest expense								26.9	4.0	52.1	83.0

(Losses) earnings before income taxes								$92.6	$21.9	$(77.8)	$36.7

	Reinsurance Segment			Insurance Segment				Total Segments	Other Activities		Consolidated
Year Ended December 31, 2016	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total		Alleghany Capital	Corporate Activities(2)
						($ in millions)
Gross premiums written	$1,515.5	$2,814.8	$4,330.3	$1,056.4	$266.5	$139.8	$1,462.7	$5,793.0	$-	$(25.9)	$5,767.1
Net premiums written	1,237.2	2,732.2	3,969.4	734.1	250.0	138.3	1,122.4	5,091.8	-	-	5,091.8
Net premiums earned	1,168.0	2,677.0	3,845.0	754.5	237.5	138.8	1,130.8	4,975.8	-	-	4,975.8
Net loss and LAE	578.4	1,707.0	2,285.4	403.8	125.3	102.7	631.8	2,917.2	-	-	2,917.2
Commissions, brokerage and other underwriting expenses(3)	376.2	922.8	1,299.0	212.3	107.3	38.7	358.3	1,657.3	-	-	1,657.3

Underwriting profit (loss)(4)	$213.4	$47.2	$260.6	$138.4	$4.9	$(2.6)	$140.7	401.3	-	-	401.3

Net investment income								433.1	(2.3)	7.7	438.5
Net realized capital gains								159.9	(86.0)	(10.7)	63.2
Other than temporary impairment losses								(45.2)	-	-	(45.2)
Other revenue								4.4	687.1	7.3	698.8
Other operating expenses								80.6	680.5	4.1	765.2
Corporate administration								1.0	-	42.0	43.0
Amortization of intangible assets								(3.1)	22.1	-	19.0
Interest expense								27.2	1.9	52.5	81.6

Earnings (losses) before income taxes								$847.8	$(105.7)	$(94.3)	$647.8

	Reinsurance Segment			Insurance Segment				Total Segments	Other Activities
Year Ended December 31, 2015	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total		Alleghany Capital	Corporate Activities(2)	Consolidated
						($ in millions)
Gross premiums written	$1,171.9	$2,490.2	$3,662.1	$1,148.4	$236.6	$103.1	$1,488.1	$5,150.2	$-	$(28.0)	$5,122.2
Net premiums written	953.6	2,433.7	3,387.3	779.4	220.6	101.9	1,101.9	4,489.2	-	-	4,489.2
Net premiums earned	887.4	2,228.1	3,115.5	809.8	205.0	100.0	1,114.8	4,230.3	-	-	4,230.3
Net loss and LAE	292.1	1,426.6	1,718.7	428.8	115.7	76.6	621.1	2,339.8	-	-	2,339.8
Commissions, brokerage and other underwriting expenses(3)	295.6	774.2	1,069.8	222.9	94.3	36.9	354.1	1,423.9	-	-	1,423.9

Underwriting profit (loss)(4)	$299.7	$27.3	$327.0	$158.1	$(5.0)	$(13.5)	$139.6	466.6	-	-	466.6

Net investment income								427.6	5.4	5.8	438.8
Net realized capital gains								242.6	(25.6)	(3.1)	213.9
Other than temporary impairment losses								(125.5)	-	(8.4)	(133.9)
Other revenue								6.5	241.0	2.9	250.4
Other operating expenses								80.4	259.3	2.6	342.3
Corporate administration								0.9	-	45.6	46.5
Amortization of intangible assets								(5.3)	3.1	-	(2.2)
Interest expense								38.3	1.5	52.0	91.8

Earnings (losses) before income taxes								$903.5	$(43.1)	$(103.0)	$757.4

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Includes amortization associated with deferred acquisition costs of $1,261.7 million, $1,253.2 million and $1,024.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, net realized capital gains, OTTI losses, other revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its reinsurance and insurance segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Foreign operations

Information associated with Alleghany’s foreign operations in its reinsurance segment (representing the vast majority of Alleghany’s foreign operations), is as follows:

•	Foreign gross premiums written in 2017, 2016 and 2015 were approximately $1.5 billion, $1.5 billion and $1.6 billion, respectively.

•	Foreign net premiums earned in 2017, 2016 and 2015 were all approximately $1.4 billion. The foreign country in which Alleghany generates the largest amount of premium revenues is the U.K. Net premiums earned by operations in the U.K. in 2017, 2016 and 2015 were $612.1 million, $622.3 million and $640.4 million, respectively.

(d) Identifiable assets and equity

As of December 31, 2017, the identifiable assets of the reinsurance segment, insurance segment and other activities were $16.7 billion, $6.9 billion and $1.8 billion, respectively, of which cash and invested assets represented $13.6 billion, $5.3 billion and $0.6 billion, respectively. As of December 31, 2017, Alleghany’s equity attributable to the reinsurance segment, insurance segment and other activities was $5.2 billion, $3.0 billion and $0.3 billion, respectively.

(e) Concentration

Significant portions of the reinsurance segment’s gross premiums written are produced by a limited number of brokers. Gross premiums written produced by the reinsurance segment’s three largest brokers were approximately 24 percent, 19 percent, and 16 percent in 2017, 25 percent, 20 percent and 16 percent in 2016 and approximately 26 percent, 20 percent and 10 percent in 2015.

A large whole account quota share treaty entered into in the fourth quarter of 2015 accounted for approximately 19 percent in 2017, 20 percent in 2016 and 6 percent in 2015 of gross premiums written in the reinsurance segment.

14. Long-Term Compensation Plans

(a) Parent Company-Level

As of December 31, 2017, Alleghany had long-term compensation plans for parent company-level employees and directors. Parent company-level, long-term compensation awards to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards. Parent company-level, long-term compensation awards to non-employee directors consist of annual grants of restricted shares and restricted stock units of Common Stock.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for parent company-level employees and directors were $17.1 million, $17.1 million and $19.7 million in 2017, 2016 and 2015, respectively. The amount of related income tax benefit in the consolidated statements of earnings and comprehensive income with respect to these plans was $3.6 million, $6.0 million and $6.9 million in 2017, 2016 and 2015, respectively. In 2017, 2016 and 2015, $7.1 million, $5.7 million and $4.7 million of Common Stock at fair market value, respectively, and $19.3 million, $14.4 million and $10.9 million of cash, respectively, was paid by Alleghany under these plans for parent company-level employees and directors. As noted above, as of December 31, 2017 and 2016, all outstanding awards were accounted for under the fair-value-based method of accounting.

The following is a summary of the parent company-level, long-term compensation plans.

Director Restricted Stock Plan

The annual grant to each non-employee director consists of either restricted shares or restricted stock units, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2017.

Alleghany Long-Term Incentive Plans

In February 2017, Alleghany adopted the 2017 Long-Term Incentive Plan (the “2017 LTIP”), which was approved by Alleghany stockholders in April 2017. The 2017 LTIP replaced the 2012 Long-Term Incentive Plan, which terminated on April 28, 2017. Awards under the 2017 LTIP may include, but are not limited to, cash and/or shares of Common Stock, rights to receive cash and/or shares of Common Stock and options to purchase shares of Common Stock, including options intended to qualify as incentive stock options under the Internal Revenue Code, and options not intended to so qualify.

The following types of awards were outstanding as of December 31, 2017:

•	Performance Share Awards — Participants are entitled, at the end of a four-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Expenses are recorded based on changes in the fair value of the awards. The fair value is calculated based primarily on the value of Common Stock as of the balance sheet date, the degree to which performance targets have been achieved and the time elapsed with respect to each award period.

•	Restricted Share Awards — From time to time, Alleghany has awarded to certain management employees restricted shares or restricted stock units of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share or restricted stock unit issued to them based on the market value on the grant date, subject to certain conditions. The expense is recognized ratably over the performance period, which can be extended under certain circumstances.

(b) TransRe Book Value Unit Plan and Mid-Term Incentive Plan

TransRe has a Book Value Unit Plan and a Mid-Term Incentive Plan (collectively, the “TransRe Plans”) for the purpose of providing incentives to key employees of TransRe. Under the TransRe Plans, book value units (“BVUs”) and mid-term incentive plan (“MTIP”) awards are issued. BVUs and MTIP awards may only be settled in cash. The fair value of each BVU is calculated as the stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of

BVUs outstanding. BVUs have vesting dates of up to approximately the fourth anniversary of the date of grant. The fair value of MTIP awards is calculated based on underwriting results compared to specified targets. MTIP awards have vesting dates of approximately the second or third anniversary of the date of grant. The BVUs and MTIP awards contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2017, 2016 and 2015, TransRe recorded $46.6 million, $50.7 million and $54.9 million, respectively, in compensation expense and a deferred tax benefit of $9.8 million, $17.7 million and $19.2 million, respectively, related to the TransRe Plans.

(c) RSUI Restricted Share Plan

RSUI has a Restricted Stock Unit Plan (the “RSUI Plan”) for the purpose of providing equity-like incentives to key employees of RSUI. Under the RSUI Plan, restricted stock units (“units”) are issued. Additional units, defined as the “Deferred Equity Pool,” were issued in 2017, 2016 and 2015 and may be created in the future if certain financial performance measures are met. Units may only be settled in cash. The fair value of each unit is calculated as the stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSUI Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSUI Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, relating to, among other things, forfeiture in the event of termination of employment and transferability. In 2017, 2016 and 2015, RSUI recorded $26.3 million, $25.4 million and $22.7 million, respectively, in compensation expense related to the RSUI Plan. During the same periods, a deferred tax benefit of $5.5 million, $8.9 million and $7.9 million, respectively, related to the compensation expense were recorded.

(d) Other Subsidiary Plans

Long-term incentive plans exist at certain other subsidiaries for the purpose of providing equity-like incentives to key employees. The awards under such plans were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2017.

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

In addition, Alleghany, TransRe and W&W|AFCO Steel have defined benefit pensions plans for certain of their employees, as further described below.

These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2017.

(b) Parent Company-Level

Alleghany has an unfunded, noncontributory defined benefit pension plan for parent company-level executives, which was frozen as of December 31, 2013, and a funded, noncontributory defined benefit pension plan for parent company-level employees. The projected benefit obligations of the defined benefit pension plans as of December 31, 2017 and 2016 was $34.1 million and $30.2 million, respectively, and the related fair value of plan assets was $3.4 million and $2.4 million, respectively.

(c) TransRe

TransRe has an unfunded, noncontributory defined benefit plan and a funded noncontributory defined benefit plan for certain of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009. As of December 31, 2017 and 2016, the projected benefit obligation was $71.8 million and $65.4 million, respectively, and the related fair value of plan assets was $52.4 million and $48.7 million, respectively.

(d) W&W|AFCO Steel

W&W|AFCO Steel has a funded noncontributory defined benefit plan for certain of its employees. Benefits under W&W|AFCO Steel’s defined benefit plans were frozen as of April 1, 2003. As of December 31, 2017, the projected benefit obligation was $23.2 million and the related fair value of plan assets was $14.0 million.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2017 and 2016 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
		($ in millions, except per share data)
2017
Revenues	$1,532.4	$1,553.9	$1,667.5	$1,670.8
Net earnings (losses)(1)	149.2	101.8	(314.2)	153.3
Basic earnings (losses) per share of Common Stock(1)(2)	9.68	6.60	(20.38)	9.96

2016
Revenues	$1,478.9	$1,582.1	$1,614.6	$1,455.3
Net earnings(1)	154.5	77.1	155.8	69.5
Basic earnings per share of Common Stock(1)(2)	10.00	4.99	10.09	4.51

(1)	Attributable to Alleghany stockholders.
(2)	Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alleghany Corporation and subsidiaries’ (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

New York, New York

February 21, 2018

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 180 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2017 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Corporate Governance — Board of Directors,” “Corporate Governance — Committees of the Board of Directors,” “Corporate Governance — Codes of Ethics,” “Securities Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1. Election of Directors,” and “Executive Officers” in our Proxy Statement, filed or to be filed in connection with our Annual Meeting of Stockholders to be held on April 27, 2018, or our “2018 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Proposal 1. Election of Directors — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our 2018 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders” and “Securities Ownership of Directors and Executive Officers” in our 2018 Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2017, relating to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	179,954(2)	$305.91(3)	453,002(4)
Equity compensation plans not approved by security holders	-	-	-

Total	179,954	$305.91	453,002

(1)	These equity compensation plans consist of: (a) the 2005 Directors’ Plan; (b) the 2010 Directors’ Plan; (c) the 2015 Directors’ Plan; (d) the 2007 Long-Term Incentive Plan (the “2007 LTIP”); (e) the 2012 Long-Term Incentive Plan (the “2012 LTIP”) and (f) the 2017 LTIP. The 2005 Directors’ Plan expired on December 31, 2009, the 2010 Directors’ Plan expired on April 23, 2015, and the 2012 LTIP expired on April 28, 2017.

(2)

This amount includes: (a) 3,000 outstanding stock options issued to directors under the 2005 Directors’ Plan; (b) 8,000 outstanding stock options issued to directors under the 2010 Directors’ Plan; (c) 1,592 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan; (d) 4,959 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan; (e) 4,794 outstanding restricted stock units issued under the 2015 Directors’ Plan; (f) 140,885 outstanding performance shares awarded under the 2012 LTIP assuming payouts at maximum; (g) 14,468 outstanding restricted stock units issued under the 2012 LTIP; and (h) 2,256 outstanding restricted stock units awarded under the 2012 LTIP as a matching grant (the “Matching Grant Restricted Stock Units”). Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan, the 2010 Directors’ Plan and the 2015 Directors’ Plan (the “Director Restricted Stock Units”) are paid out in common stock, with one share of common stock being paid for each Director Restricted Stock Unit. Matching Grant Restricted Stock Units are paid out in cash and/or common stock, at the discretion of the Compensation Committee, with one share of common stock or, if payment is made in cash, the market value of one share of common stock on the payment date, being paid for each Matching Grant Restricted Stock Unit. Performance shares outstanding under the 2007 LTIP, 2012 LTIP and 2017 LTIP are paid, at the end of a four-year award period, in a maximum amount equal to one and one-half shares of common stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of common stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in cash and/or common stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).

(3)	The weighted-average exercise price is based upon the weighted-average exercise price of the outstanding director stock options issued under the 2005 Directors’ Plan and the 2010 Directors’ Plan.

(4)	This amount does not include: (a) 188,227 shares of common stock that remained available for issuance under the 2007 LTIP upon its expiration on April 27, 2012; (b) 27,485 shares of common stock that remained available for issuance under the 2005 Directors’ Plan upon its expiration on December 31, 2009; (c) 30,444 shares of common stock that remained available for issuance under the 2010 Directors’ Plan upon its expiration on April 23, 2015; and (d) 421,807 shares of common stock that remained available for issuance under the 2012 LTIP upon its expiration on April 28, 2017, since no further awards of common stock may be made under such plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance — Director Independence,” and “Corporate Governance — Related Party Transactions” in our 2018 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 3. Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2018” in our 2018 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2017, 2016 and 2015, are set forth on pages 127 through 180 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules relating to our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015, are set forth on pages 191 through 200 of this Form 10-K.

3. Exhibits.

See the Exhibit Index beginning on page 198 of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description

3.01	Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02	By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

3.03	Certificate of Elimination of 5.75% Mandatory Convertible Preferred Stock of Alleghany filed as Exhibit 3.1 to Alleghany’s Current Report on Form 8-K filed on July 22, 2009, is incorporated herein by reference.

4.01†	Specimen certificates representing shares of common stock, par value $1.00 per share, of Alleghany, filed as Exhibit 4.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, is incorporated herein by reference.

4.02	Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.03	First Supplemental Indenture, dated as of September 20, 2010, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.2 to Alleghany’s Current Report on Form 8-K filed on September 20, 2010, is incorporated herein by reference.

4.04	Second Supplemental Indenture, dated as of June 26, 2012, by and between Alleghany and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on June 26, 2012, is incorporated herein by reference.

4.05	Third Supplemental Indenture, dated as of September 9, 2014, by and between Alleghany Corporation and the Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated herein by reference.

*10.01	Alleghany 2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.02	Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of December 31, 2014, filed as Exhibit 10.03 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

*10.03	Alleghany 2007 Long-Term Incentive Plan, adopted and effective April 27, 2007, as amended, filed as Exhibit 10.3 to Alleghany’s Current Report on Form 8-K filed on December 18, 2008, is incorporated herein by reference.

*10.04(a)	Alleghany 2012 Long-Term Incentive Plan, adopted and effective April 27, 2012, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 16, 2012, is incorporated herein by reference.

*10.04(b)	Form of Performance Share Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.04(c)	Form of Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.05(a)	Alleghany 2017 Long-Term Incentive Plan, adopted and effective April 28, 2017, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 17, 2017, is incorporated herein by reference.

*10.05(b)	Form of Performance Share Award Agreement under the 2017 Long-Term Incentive Plan.

Exhibit Number	Description
*10.05(c)	Form of Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan.

*10.06	Alleghany Retirement Plan, as amended, effective December 31, 2015, filed as Exhibit 10.06 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

*10.07	Description of Alleghany Group Long Term Disability Plan effective as of July 1, 1995, filed as Exhibit 10.10 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

*10.08	Alleghany Non-Employee Directors’ Retirement Plan, as amended, effective December 19, 2006, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 22, 2006, is incorporated herein by reference.

*10.09(a)	Alleghany 2005 Directors’ Stock Plan, as amended as of December 31, 2008, filed as Exhibit 10.12(a) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.09(b)	Form of Option Agreement under the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.09(c)	Amended and Restated Stock Unit Supplement to the Alleghany 2005 Directors’ Stock Plan, as amended as of December 16, 2008, filed as Exhibit 10.12(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

*10.10	Alleghany Amended and Restated 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is incorporated herein by reference.

*10.11	Alleghany 2015 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.12(a)	Employment Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(b)	Restricted Stock Unit Matching Grant Agreement, dated October 7, 2002, between Alleghany and Weston M. Hicks, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

*10.12(c)	Letter Agreement, dated April 15, 2008, between Alleghany and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 21, 2008, is incorporated herein by reference.

*10.13(a)	Letter Agreement, dated as of November 20, 2011, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.2 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.13(b)	Restricted Stock Unit Matching Grant Agreement dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.3 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.

*10.13(c)	Success Shares Award Agreement, dated as of March 6, 2012, by and between Alleghany and Joseph P. Brandon, filed as Exhibit 10.4 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference.
*10.14

Letter Agreement, dated as of February  21, 2013, between Alleghany Corporation and Roger B. Gorham, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on February 26, 2013, is incorporated herein by reference.

10.15(a)	Credit Agreement, dated as of July 31, 2017, among the Company, the lenders which are signatories thereto and U.S. Bank National Association, as administrative agent for the Lenders (the “Credit Agreement”), filed as Exhibit 10.1(a) to Alleghany’s Current Report on Form 8-K filed on August 1, 2017, is incorporated herein by reference.

Exhibit Number	Description

10.15(b)	List of Contents of Exhibits and Schedules to the Credit Agreement, filed as Exhibit 10.1(b) to Alleghany’s Current Report on Form 8-K filed on August 1, 2017, is incorporated herein by reference. Alleghany agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

12.1	Statement regarding Calculation of Ratio of Earnings to Fixed Charges.

21	List of subsidiaries of Alleghany.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm, to the incorporation by reference of its reports relating to the financial statements, the related schedules of Alleghany and subsidiaries and its attestation report.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-K.

95	Mine Safety Disclosure required under Regulation 104 of Item S-K.

101.1	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

*	Management contract or a compensatory plan or arrangement.
†	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long-term debt securities of Alleghany and its consolidated subsidiaries are not filed because the total amount of securities authorized under such instruments does not exceed 10 percent of the total assets of Alleghany and its subsidiaries on a consolidated basis. A copy of such instruments will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION

(Registrant)

Date: February 21, 2018	By:	/s/ WESTON M. HICKS

Weston M. Hicks

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 21, 2018	By:	/s/ JERRY G. BORRELLI

Jerry G. Borrelli

Vice President (principal accounting officer)

Date: February 21, 2018	By:	/s/ KAREN BRENNER

Karen Brenner

Director

Date: February 21, 2018	By:	/s/ IAN H. CHIPPENDALE

Ian H. Chippendale

Director

Date: February 21, 2018	By:	/s/ JOHN G. FOOS

John G. Foos

Director

Date: February 21, 2018	By:	/s/ WESTON M. HICKS

Weston M. Hicks

President and Director (principal executive officer)

Date: February 21, 2018	By:	/s/ JEFFERSON W. KIRBY

Jefferson W. Kirby

Chairman of the Board and Director

Date: February 21, 2018	By:	/s/ WILLIAM K. LAVIN

William K. Lavin

Director

Date: February 21, 2018	By:	/s/ PHILLIP M. MARTINEAU

Phillip M. Martineau

Director

Date: February 21, 2018	By:	/s/ JOHN L. SENNOTT, JR.

John L. Sennott, Jr.

Senior Vice President (principal financial officer)

Date: February 21, 2018	By:	/s/ RAYMOND L.M. WONG

Raymond L.M. Wong

Director

Alleghany Corporation and Subsidiaries

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2017

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
	($ in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$963.9	$948.0	$948.0
Municipal bonds	3,578.9	3,682.1	3,682.1
Foreign government obligations	1,000.1	1,006.6	1,006.6
U.S. corporate bonds	2,381.1	2,433.0	2,433.0
Foreign corporate bonds	1,481.8	1,499.8	1,499.8
Mortgage and asset-backed securities:
RMBS	993.9	995.6	995.6
CMBS	545.0	551.7	551.7
Other asset-backed securities	1,592.1	1,604.6	1,604.6

Fixed maturities	12,536.8	12,721.4	12,721.4

Equity securities:
Common stocks:
Public utilities	-	-	-
Banks, trust and insurance companies	234.6	371.7	371.7
Industrial, miscellaneous and all other	2,931.2	3,722.8	3,722.8
Nonredeemable preferred stocks	4.9	5.0	5.0

Equity securities	3,170.7	4,099.5	4,099.5

Commercial mortgage loans	658.4	658.4	658.4
Other invested assets	743.3	743.3	743.3
Short-term investments	578.1	578.1	578.1

Total investments	$17,687.3	$18,800.7	$18,800.7

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2017 and 2016

	2017	2016
	($ in thousands)
Assets
Equity securities (cost: 2017 – $397,906; 2016 – $171,860)	$438,355	$187,413
Debt securities (amortized cost: 2017 – $26,236; 2016 – $31,505)	26,572	31,564
Short-term investments	91,590	235,510
Other invested assets	76,953	36,741
Cash	21,280	6,139
Property and equipment at cost, net of accumulated depreciation and amortization	5,101	5,537
Other assets	5,518	14,359
Net deferred tax assets	14,454	39,503
Investment in subsidiaries	9,119,885	8,611,000

Total assets	$9,799,708	$9,167,766

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Senior notes	$992,331	$991,376
Other liabilities	119,852	112,342
Current taxes payable	66,932	49,383

Total liabilities	1,179,115	1,153,101

Redeemable noncontrolling interest	106,530	74,720

Stockholders’ equity attributable to Alleghany stockholders	8,514,063	7,939,945

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$9,799,708	$9,167,766

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2017	2016	2015
	($ in thousands)
Revenues
Net investment income	$13,659	$7,688	$5,800
Net realized capital gains	3,326	(10,674)	(9,088)
Other than temporary impairment losses	-	-	(2,388)
Other revenue	683	159	218

Total revenues	17,668	(2,827)	(5,458)

Costs and Expenses
Interest expense	52,103	52,470	52,056
Corporate administration	45,308	42,035	45,573

Total costs and expenses	97,411	94,505	97,629

Operating (losses)	(79,743)	(97,332)	(103,087)
Equity in earnings of consolidated subsidiaries	116,433	745,137	860,455

Earnings before income taxes	36,690	647,805	757,368
Income taxes	(63,802)	187,141	195,173

Net earnings	100,492	460,664	562,195
Net earnings attributable to noncontrolling interest	10,359	3,743	1,880

Net earnings attributable to Alleghany stockholders	$90,133	$456,921	$560,315

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2017	2016	2015
	($ in thousands)
Cash flows from operating activities
Net earnings	$100,492	$460,664	$562,195
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(154,577)	(524,201)	(628,747)
Depreciation and amortization	1,916	2,035	1,949
Net realized capital (gains) losses	(3,326)	10,674	9,088
Other than temporary impairment losses	-	-	2,388
Increase (decrease) in other liabilities and taxes payable	25,040	14,677	38,065

Net adjustments	(130,947)	(496,815)	(577,257)

Net cash (used in) provided by operating activities	(30,455)	(36,151)	(15,062)

Cash flows from investing activities
Purchases of equity securities	(1,427,194)	(132,129)	(440,143)
Sales of debt securities	4,909	-	39,548
Maturities and redemptions of debt securities	73	73	89
Sales of equity securities	1,213,974	166,634	256,502
Net (purchase) sale of short-term investments	143,920	(152,375)	69,808
Purchases of property and equipment	(76)	(5,779)	(4)
Other, net	(35,182)	(37,600)	259

Net cash (used in) provided by investing activities	(99,576)	(161,176)	(73,941)

Cash flows from financing activities
Treasury stock acquisitions	(16,048)	(68,320)	(243,814)
Capital contributions to consolidated subsidiaries	(245,000)	(163,732)	(175,635)
Distributions from consolidated subsidiaries	405,000	434,900	497,283
Other, net	1,220	(1,859)	3,111

Net cash provided by (used in) financing activities	145,172	200,989	80,945

Net (decrease) increase in cash	15,141	3,662	(8,058)
Cash at beginning of period	6,139	2,477	10,535

Cash at end of period	$21,280	$6,139	$2,477

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$51,375	$51,375	$51,620
Income taxes paid (refunds received)	8,140	37,220	(8,523)

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

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
Year	Line of Business	Deferred Policy Acquisition Cost	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
		($ in millions)
2017	Property and Casualty Insurance	$453.3	$11,871.3	$2,182.3	$-	$4,955.0	$434.6	$3,620.2	$1,261.7	$389.5	$4,965.9

2016	Property and Casualty Insurance	$448.6	$11,087.2	$2,175.5	$-	$4,975.8	$433.1	$2,917.2	$1,253.2	$404.1	$5,091.8

2015	Property and Casualty Insurance	$419.4	$10,779.2	$2,076.1	$-	$4,230.3	$427.6	$2,339.8	$1,024.5	$399.4	$4,489.2

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year ended December 31,

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
		($ in millions)
2017	Property and casualty	$1,932.0	$767.3	$3,790.3	$4,955.0	76.5%

2016	Property and casualty	$1,871.1	$729.2	$3,833.9	$4,975.8	77.1%

2015	Property and casualty	$1,515.9	$688.9	$3,403.3	$4,230.3	80.5%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
		($ in millions)
2017	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$1.0	$0.8	$-	$1.3	$0.5

2016	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.8	$1.2	$-	$1.0	$1.0

2015	Allowance for uncollectible reinsurance recoverables	$-	$-	$-	$-	$-

	Allowance for uncollectible premiums receivable	$0.4	$1.1	$-	$0.7	$0.8

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
		Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Year	Line of Business							Current Year	Prior Year
		($ in millions)
2017	Property and Casualty Insurance	$453.3	$11,871.3	$-	$2,182.3	$4,955.0	$434.6	$3,918.8	$(298.6)	$1,261.7	$3,078.4	$4,965.9

2016	Property and Casualty Insurance	$448.6	$11,087.2	$-	$2,175.5	$4,975.8	$433.1	$3,285.2	$(368.0)	$1,253.2	$2,600.8	$5,091.8

2015	Property and Casualty Insurance	$419.4	$10,779.2	$-	$2,076.1	$4,230.3	$427.6	$2,555.3	$(215.5)	$1,024.5	$2,808.0	$4,489.2