Form 10-Q
period 2018-03-31
ALLEGHANY CORP /DE
filed 2018-05-03
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

INDICATE BY CHECK MARK WHETHER THE REGISRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

15,289,793 SHARES, PAR VALUE $1.00 PER SHARE, AS OF APRIL 23, 2018

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2018 – $3,721,932; 2017 – $3,170,673)	$4,545,899	$4,099,467
Debt securities (amortized cost: 2018 – $12,065,159; 2017 – $12,536,772)	12,066,223	12,721,399
Short-term investments	611,655	578,054

	17,223,777	17,398,920
Commercial mortgage loans	663,933	658,364
Other invested assets	601,555	743,358

Total investments	18,489,265	18,800,642
Cash	711,040	838,375
Accrued investment income	97,998	105,877
Premium balances receivable	856,078	797,346
Reinsurance recoverables	1,653,758	1,746,488
Ceded unearned premiums	204,640	190,252
Deferred acquisition costs	467,524	453,346
Property and equipment at cost, net of accumulated depreciation and amortization	198,707	125,337
Goodwill	345,306	334,905
Intangible assets, net of amortization	467,475	459,037
Current taxes receivable	63,568	31,085
Net deferred tax assets	123,944	136,489
Funds held under reinsurance agreements	705,433	706,042
Other assets	712,520	659,096

Total assets	$25,097,256	$25,384,317

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,714,269	$11,871,250
Unearned premiums	2,251,593	2,182,294
Senior Notes and other debt	1,540,865	1,484,897
Reinsurance payable	160,228	156,376
Other liabilities	919,270	1,068,907

Total liabilities	16,586,225	16,763,724

Redeemable noncontrolling interests	137,631	106,530

Common stock (shares authorized: 2018 and 2017 – 22,000,000; shares issued: 2018 and 2017 – 17,459,961)	17,460	17,460
Contributed capital	3,613,630	3,612,109
Accumulated other comprehensive (loss) income	(123,620)	618,118
Treasury stock, at cost (2018 – 2,097,820 shares; 2017 – 2,069,461 shares)	(843,497)	(824,906)
Retained earnings	5,709,427	5,091,282

Total stockholders’ equity attributable to Alleghany stockholders	8,373,400	8,514,063

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$25,097,256	$25,384,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2018	2017
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,207,856	$1,209,188
Net investment income	124,126	115,538
Change in the fair value of equity securities	(42,649)	-
Net realized capital gains	44,505	59,651
Other than temporary impairment losses	(511)	(3,217)
Noninsurance revenue	251,627	151,292

Total revenues	1,584,954	1,532,452

Costs and Expenses
Net loss and loss adjustment expenses	670,578	699,305
Commissions, brokerage and other underwriting expenses	406,295	408,515
Other operating expenses	264,897	175,138
Corporate administration	7,785	16,885
Amortization of intangible assets	5,264	3,764
Interest expense	21,531	20,935

Total costs and expenses	1,376,350	1,324,542

Earnings before income taxes	208,604	207,910
Income taxes	37,422	58,550

Net earnings	171,182	149,360
Net earnings attributable to noncontrolling interest	(393)	184

Net earnings attributable to Alleghany stockholders	$171,575	$149,176

Net earnings	$171,182	$149,360
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of ($38,905) and $67,270 for 2018 and 2017, respectively	(146,358)	124,929
Less: reclassification for net realized capital gains and other than temporary impairment losses, net of taxes of $366 and ($19,752) for 2018 and 2017, respectively	1,379	(36,682)
Change in unrealized currency translation adjustment, net of deferred taxes of $1,356 and $2,719 for 2018 and 2017, respectively	5,100	5,049
Retirement plans	(1,322)	(395)

Comprehensive income	29,981	242,261
Comprehensive income attributable to noncontrolling interest	(393)	184

Comprehensive income attributable to Alleghany stockholders	$30,374	$242,077

Basic earnings per share attributable to Alleghany stockholders	$11.15	$9.68
Diluted earnings per share attributable to Alleghany stockholders	11.04	9.67

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
	($ in thousands)
Cash flows from operating activities
Net earnings	$171,182	$149,360
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	33,107	35,663
Change in the fair value of equity securities	42,649	-
Net realized capital (gains) losses	(44,505)	(59,651)
Other than temporary impairment losses	511	3,217
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	96,582	34,196
(Increase) decrease in premium balances receivable	(58,732)	(62,971)
(Increase) decrease in ceded unearned premiums	(14,388)	(17,874)
(Increase) decrease in deferred acquisition costs	(14,178)	(6,488)
(Increase) decrease in funds held under reinsurance agreements	609	(23,885)
Increase (decrease) in unearned premiums	69,299	39,448
Increase (decrease) in loss and loss adjustment expenses	(156,981)	(97,254)
Change in unrealized foreign exchange losses (gains)	(35,143)	(19,971)
Other, net	(95,181)	(16,322)

Net adjustments	(176,351)	(191,892)

Net cash provided by (used in) operating activities	(5,169)	(42,532)

Cash flows from investing activities
Purchases of debt securities	(989,813)	(1,811,566)
Purchases of equity securities	(451,519)	(304,343)
Sales of debt securities	1,014,024	1,349,608
Maturities and redemptions of debt securities	466,457	443,960
Sales of equity securities	172,819	1,363,269
Net (purchases) sales of short-term investments	(33,634)	(949,847)
Net (purchases) sales and maturities of commercial mortgage loans	(5,569)	(24,803)
(Purchases) sales of property and equipment	(11,057)	(4,480)
Purchases of affiliates and subsidiaries, net of cash acquired	(105,386)	-
Other, net	(23,951)	29,388

Net cash provided by (used in) investing activities	32,371	91,186

Cash flows from financing activities
Treasury stock acquisitions	(21,268)	-
Increase (decrease) in other debt	9,957	(5,509)
Cash dividends paid	(153,967)	-
Other, net	4,654	(13,057)

Net cash provided by (used in) financing activities	(160,624)	(18,566)

Effect of exchange rate changes on cash	6,087	266

Net increase (decrease) in cash	(127,335)	30,354
Cash at beginning of period	838,375	594,091

Cash at end of period	$711,040	$624,445

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$16,942	$16,359
Income taxes paid (refund received)	20,275	5,949

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) of Alleghany Corporation (“Alleghany”).

Alleghany Corporation, a Delaware corporation, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary TransRe, Alleghany is engaged in the property and casualty reinsurance business. TransRe has been Alleghany’s wholly-owned subsidiary since March 2012. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”), CapSpecialty, Inc. (“CapSpecialty”) and, prior to December 31, 2017, Pacific Compensation Corporation (“PacificComp”). CapSpecialty has been a subsidiary of AIHL since January 2002 and RSUI has been a subsidiary of AIHL since July 2003. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006.

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also sources, executes, manages and monitors certain private investments primarily through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s investments include:

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

The results of W&W|AFCO Steel have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on April 28, 2017. On February 7, 2018, W&W|AFCO Steel acquired Hirschfeld Holdings, LP (“Hirschfeld”).

Wilbert is accounted for under the equity method of accounting and is included in other invested assets. The results of Wilbert have been included in Alleghany’s consolidated results beginning with its acquisition by Alleghany Capital on August 1, 2017.

In addition, Alleghany owns certain other holding-company investments. Stranded Oil Resources Corporation (“SORC”) is an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. Alleghany also owns and manages properties in the Sacramento, California region through its wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”). Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interests for all periods presented. During the first three months of 2018, the approximate noncontrolling interests outstanding were as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 21 percent; IPS - 16 percent; Jazwares - 23 percent; and W&W|AFCO Steel - 20 percent.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance on certain tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. The Tax Act reduced the corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 for the 2018 tax year, among other provisions. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify any stranded tax amounts that remain in accumulated other comprehensive income to retained earnings, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this new guidance in the first quarter of 2018, and has elected to reclassify stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, to retained earnings as of January 1, 2018. See Note 7(b) of this Form 10-Q for further information on accumulated other comprehensive income, and see Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the Tax Act and its impact on Alleghany.

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany adopted this guidance in the fourth quarter of 2017, and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on Alleghany’s results of operations and financial condition. See Note 7(b) of this Form 10-Q for further information on accumulated other comprehensive income.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance contracts and revenues from investments are not impacted by this guidance, whereas noninsurance revenues arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this guidance in the first quarter of 2018 using the modified retrospective transition approach, and the implementation did not have a material impact on its results of operations and financial condition.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting, but including partnership investments not accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany adopted this guidance in the first quarter of 2018. As of January 1, 2018, approximately $736 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, were presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income, under the caption “change in the fair value of equity securities.” Results arising from partnership investments, whether accounted for under the equity method or at fair value, continue to be reported as a component of net investment income. The implementation did not have a material impact on Alleghany’s financial condition. See Note 3 of this Form 10-Q for further information on Alleghany’s equity securities, and Note 7(b) of this Form 10-Q for further information on accumulated other comprehensive income.

Future Application of Accounting Standards

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach is required for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for further information on Alleghany’s leases.

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

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for further information on Alleghany’s goodwill.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,284.1	$17,284.1	$17,406.5	$17,406.5

Liabilities
Senior Notes and other debt(2)	$1,540.9	$1,677.8	$1,484.9	$1,614.6

(1)	This table includes debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2018
Equity securities:
Common stock	$4,537.1	$3.6	$-	$4,540.7
Preferred stock	-	-	5.2	5.2

Total equity securities	4,537.1	3.6	5.2	4,545.9

Debt securities:
U.S. Government obligations	-	1,031.7	-	1,031.7
Municipal bonds	-	3,140.6	-	3,140.6
Foreign government obligations	-	958.1	-	958.1
U.S. corporate bonds	-	1,985.5	290.2	2,275.7
Foreign corporate bonds	-	1,343.3	73.0	1,416.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	897.4	161.8	1,059.2
Commercial mortgage-backed securities (“CMBS”)	-	525.1	-	525.1
Other asset-backed securities(2)	-	578.2	1,081.3	1,659.5

Total debt securities	-	10,459.9	1,606.3	12,066.2
Short-term investments	-	611.7	-	611.7
Other invested assets(3)	-	-	60.3	60.3

Total investments (excluding equity method investments and loans)	$4,537.1	$11,075.2	$1,671.8	$17,284.1

Senior Notes and other debt	$-	$1,520.9	$156.9	$1,677.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4
Short-term investments	-	578.1	-	578.1
Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,071.8 million and $1,101.3 million of collateralized loan obligations as of March 31, 2018 and December 31, 2017, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three months ended March 31, 2018, Alleghany transferred $1.6 million of CMBS securities out of Level 3, principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes.

As further described in Note 3(g), on March 15, 2018, most of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC (“Ares”) were converted into Ares common units. As a result of the conversion, $208.2 million of Ares common units, classified as common stock, was transferred into Level 1, and $58.7 million of Ares limited partner interests, classified as other invested assets, was transferred into Level 3 as of March 15, 2018.

In addition to the above, in the three months ended March 31, 2018, Alleghany transferred $4.3 million of financial instruments into Level 3, principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $4.3 million of transfers, $3.1 million related to preferred stock and $1.2 million related to U.S. corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2018.

In the three months ended March 31, 2017, Alleghany transferred $4.1 million of financial instruments out of Level 3, principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $4.1 million of transfers, $2.3 million related to common stock and $1.8 million related to U.S. corporate bonds.

In the three months ended March 31, 2017, Alleghany transferred $2.6 million of financial instruments into Level 3, principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $2.6 million of transfers, $1.9 million related to U.S. corporate bonds, $0.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2017.

The following tables present reconciliations of the changes during the three months ended March 31, 2018 and 2017 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March, 2018	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2018	$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	-	-	-	0.4	1.2	1.6
Other comprehensive income	0.2	(5.4)	(1.3)	-	-	(3.3)	(1.6)	(11.4)
Purchases	-	36.2	-	-	-	128.2	-	164.4
Sales	-	(1.8)	(0.9)	-	-	(145.3)	(5.5)	(153.5)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-	-
Transfers into Level 3	3.1	1.2	-	-	-	-	58.7	63.0
Transfers out of Level 3	-	-	-	-	(1.6)	-	-	(1.6)

Balance as of March 31, 2018	$5.2	$290.2	$73.0	$161.8	$-	$1,081.3	$60.3	$1,671.8

	Equity Securities		Debt Securities
					Mortgage and asset-backed
Three Months Ended March, 2017	Common Stock	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2017	$4.3	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	(0.1)	-	0.1	-	1.5	2.4	3.9
Other comprehensive income	0.2	-	0.2	-	-	-	11.6	(1.8)	10.2
Purchases	-	2.4	43.8	3.1	-	-	380.6	-	429.9
Sales	(1.8)	-	(2.0)	-	-	-	(16.0)	(2.4)	(22.2)
Issuances	-	-	-	-	-	-	-	-	-
Settlements	-	-	(3.2)	-	(0.4)	(0.2)	(82.2)	-	(86.0)
Transfers into Level 3	0.4	-	1.9	0.3	-	-	-	-	2.6
Transfers out of Level 3	(2.3)	-	(1.8)	-	-	-	-	-	(4.1)

Balance as of March 31, 2017	$0.8	$2.4	$111.7	$3.8	$5.6	$4.1	$1,199.3	$26.3	$1,354.0

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of March 31, 2018 and 2017.

Net unrealized losses related to Level 3 assets as of March 31, 2018 and December 31, 2017 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost or cost and the fair value of AFS securities as of March 31, 2018 and December 31, 2017:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of March 31, 2018
Debt securities:
U.S. Government obligations	$1,060.4	$1.0	$(29.7)	$1,031.7
Municipal bonds	3,101.2	58.2	(18.8)	3,140.6
Foreign government obligations	954.6	9.6	(6.1)	958.1
U.S. corporate bonds	2,275.4	29.5	(29.2)	2,275.7
Foreign corporate bonds	1,416.5	15.4	(15.6)	1,416.3
Mortgage and asset-backed securities:
RMBS	1,077.0	3.9	(21.7)	1,059.2
CMBS	526.4	3.9	(5.2)	525.1
Other asset-backed securities(1)	1,653.7	9.2	(3.4)	1,659.5

Total debt securities	12,065.2	130.7	(129.7)	12,066.2
Short-term investments	611.7	-	-	611.7

Total investments	$12,676.9	$130.7	$(129.7)	$12,677.9

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$3,165.8	$932.5	$(3.8)	$4,094.5
Preferred stock	4.9	0.1	-	5.0

Total equity securities	3,170.7	932.6	(3.8)	4,099.5

Debt securities:
U.S. Government obligations	963.9	1.7	(17.6)	948.0
Municipal bonds	3,578.9	109.8	(6.6)	3,682.1
Foreign government obligations	1,000.1	11.2	(4.7)	1,006.6
U.S. corporate bonds	2,381.1	61.6	(9.7)	2,433.0
Foreign corporate bonds	1,481.8	24.5	(6.5)	1,499.8
Mortgage and asset-backed securities:
RMBS	993.9	6.3	(4.6)	995.6
CMBS	545.0	9.0	(2.3)	551.7
Other asset-backed securities(1)	1,592.1	13.8	(1.3)	1,604.6

Total debt securities	12,536.8	237.9	(53.3)	12,721.4
Short-term investments	578.1	-	-	578.1

Total investments	$16,285.6	$1,170.5	$(57.1)	$17,399.0

(1)	Includes $1,071.8 million and $1,101.3 million of collateralized loan obligations as of March 31, 2018 and December 31, 2017, respectively.

(b) Contractual Maturity

The following table presents the amortized cost or cost and estimated fair value of debt securities by contractual maturity as of March 31, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of March 31, 2018
Short-term investments due in one year or less	$611.7	$611.7

Mortgage and asset-backed securities(1)	3,257.1	3,243.8
Debt securities with maturity dates:
One year or less	293.9	294.7
Over one through five years	3,096.4	3,089.4
Over five through ten years	2,979.0	2,968.3
Over ten years	2,438.8	2,470.0

Total debt securities	$12,065.2	$12,066.2

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Interest income	$102.0	$99.2
Dividend income	16.4	9.4
Investment expenses	(12.0)	(7.3)
Pillar Investments(1)	-	3.4
Limited partnership interests in certain subsidiaries of Ares(1)	13.7	5.2
Other investment results	4.0	5.6

Total	$124.1	$115.5

(1)	See Note 3(g) of this Form 10-Q for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of March 31, 2018, non-income producing invested assets were immaterial.

(d) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $1.2 billion and $2.7 billion for the three months ended March 31, 2018 and 2017, respectively.

In the first quarter of 2018, Alleghany adopted new accounting guidance which requires changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net income. See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of this new investment accounting guidance.

Realized capital gains and losses for the three months ended March 31, 2018 primarily reflect a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(g) of this Form 10-Q for additional information on this conversion.

Realized capital gains and losses for the three months ended March 31, 2017 primarily reflect sales of equity securities.

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Gross realized capital gains	$60.3	$108.7
Gross realized capital losses	(15.8)	(49.1)

Net realized capital gains	$44.5	$59.6

Gross realized loss amounts exclude OTTI losses, as discussed below.

(e) OTTI Losses

Alleghany holds its debt securities as AFS and, as such, these securities are recorded at fair value. Alleghany continually monitors the difference between amortized cost and the estimated fair value of its debt investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of a security’s decline in value is performed in its functional currency. If the decline is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its amortized cost-basis down to the fair value of the security and records an OTTI loss on its statement of earnings. In addition, any portion of such decline related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

OTTI losses in the first three months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of March 31, 2018 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause

Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(f) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of March 31, 2018
Debt securities:
U.S. Government obligations	$480.1	$10.8	$381.6	$18.9	$861.7	$29.7
Municipal bonds	594.7	9.5	220.5	9.3	815.2	18.8
Foreign government obligations	301.5	3.9	70.6	2.2	372.1	6.1
U.S. corporate bonds	1,070.4	21.1	191.4	8.1	1,261.8	29.2
Foreign corporate bonds	648.3	10.2	155.4	5.4	803.7	15.6
Mortgage and asset-backed securities:
RMBS	768.6	16.7	120.5	5.0	889.1	21.7
CMBS	223.7	3.0	32.7	2.2	256.4	5.2
Other asset-backed securities	581.4	2.9	34.0	0.5	615.4	3.4

Total temporarily impaired securities	$4,668.7	$78.1	$1,206.7	$51.6	$5,875.4	$129.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of December 31, 2017
Equity securities:
Common stock	$145.7	$3.8	$-	$-	$145.7	$3.8
Preferred stock	-	-	-	-	-	-

Total equity securities	145.7	3.8	-	-	145.7	3.8

Debt securities:
U.S. Government obligations	447.8	4.4	416.6	13.2	864.4	17.6
Municipal bonds	240.0	1.5	267.3	5.1	507.3	6.6
Foreign government obligations	321.9	2.7	72.2	2.0	394.1	4.7
U.S. corporate bonds	568.8	6.1	207.3	3.6	776.1	9.7
Foreign corporate bonds	417.4	3.0	159.4	3.5	576.8	6.5
Mortgage and asset-backed securities:
RMBS	284.2	1.6	131.5	3.0	415.7	4.6
CMBS	112.2	0.5	34.7	1.8	146.9	2.3
Other asset-backed securities	211.1	0.9	65.7	0.4	276.8	1.3

Total debt securities	2,603.4	20.7	1,354.7	32.6	3,958.1	53.3

Total temporarily impaired securities	$2,749.1	$24.5	$1,354.7	$32.6	$4,103.8	$57.1

As of March 31, 2018, Alleghany held a total of 1,820 debt securities that were in an unrealized loss position, of which 390 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related primarily to U.S. Government obligations, municipal bonds and U.S. corporate bonds.

As of March 31, 2018, the vast majority of Alleghany’s debt securities were rated investment grade, with 4.4 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.3 percent as of December 31, 2017.

(g) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2018, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $217.9 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted into limited partner interests in certain Ares subsidiaries that were convertible into Ares common units. On March 15, 2018, most of AIHL’s limited partner interests were converted into Ares common units. As a result of the conversion and with respect to the limited partnership interests that were converted into Ares common units, AIHL: (i) reclassified its converted interests from other invested assets to equity securities; (ii) increased its carrying value to $208.2 million to reflect the fair value of Ares common units; and (iii) recorded the $45.7 million increase in carrying value as a realized capital gain as of March 15, 2018. As a result of the conversion and with respect to the unconverted limited partnership interests, AIHL: (i) changed its accounting from the equity method to fair value; (ii) increased its carrying value to $58.7 million to reflect the fair value of Ares limited partnership interests; and (iii) recorded the $12.9 million increase in carrying value as a component of net investment income as of March 15, 2018.

(h) Investments in Commercial Mortgage Loans

As of March 31, 2018, the carrying value of Alleghany’s commercial mortgage loan portfolio was $663.9 million, representing the unpaid principal balance on the loans. As of March 31, 2018, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2018. Both programs were renewed on May 1, 2018 with substantially similar terms as the expired programs.

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Reserves as of January 1	$11,871.3	$11,087.2
Less: reinsurance recoverables(1)	1,650.1	1,236.2

Net reserves as of January 1	10,221.2	9,851.0

Incurred loss and LAE, net of reinsurance, related to:
Current year	756.3	747.0
Prior years	(85.7)	(47.7)

Total incurred loss and LAE, net of reinsurance	670.6	699.3

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	100.5	114.0
Prior years	690.8	647.2

Total paid loss and LAE, net of reinsurance	791.3	761.2

Foreign exchange effect	49.9	(12.2)

Net reserves as of March 31	10,150.4	9,776.9
Reinsurance recoverables as of March 31(1)	1,563.9	1,213.0

Reserves as of March 31	$11,714.3	$10,989.9

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves and reinsurance recoverables as of March 31, 2018 decreased from December 31, 2017, primarily reflecting payments on catastrophe losses incurred in 2017 and favorable prior accident year loss reserve development. The decrease in net losses and LAE reserves was partially offset by the collection of reinsurance recoverables related to catastrophe losses incurred in 2017.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(30.4)	(1)	$(0.4)	(2)
Non-catastrophe	(11.0)	(3)	(31.1)	(4)

Total property	(41.4)		(31.5)

Casualty & other:
Ogden rate impact(5)	-		24.4
Other	(30.2)	(6)	(31.2)	(7)

Total casualty & other	(30.2)		(6.8)
Total Reinsurance Segment	(71.6)		(38.3)

Insurance Segment
RSUI:
Casualty	(11.0)	(8)	(12.2)	(9)
Property and other	(0.1)		3.8(	10)

Total RSUI	(11.1)		(8.4)

CapSpecialty	(3.0)	(11)	(0.5)	(12)

PacificComp	-		(0.5)	(13)

Total incurred related to prior years	$(85.7)		$(47.7)

(1)	Reflects favorable prior accident year loss reserve development primarily related to Hurricanes Maria and Harvey that occurred in the 2017 accident year.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2016 and 2017 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 through 2016 accident years.
(5)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(6)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business related to the 2016 and 2017 accident years, and in the shorter-tailed and longer-tailed lines of business related to the 2005 through 2013 accident years.
(7)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily related to the 2010 through 2016 accident years.
(8)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related primarily to the 2009 accident year.
(9)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(10)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business related to the 2015 and 2016 accident years.
(11)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business related to the 2016 and 2017 accident years.
(12)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business related to the 2005, 2006 and 2012 accident years.
(13)	Primarily reflects favorable prior accident year loss reserve development related to the 2013 accident year.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first three months of 2018 was 17.9 percent, compared with 28.2 percent for the first three months of 2017. The decrease in the effective tax rate in the first three months of 2018 from the first three months of 2017 primarily reflects the decrease in the corporate federal income tax rate from 35.0 percent to 21.0 percent as a result of the Tax Act. There continues to be a degree of uncertainty as to how certain provisions in the Tax Act will be interpreted and implemented in practice in the future.

Alleghany believes that, as of March 31, 2018, it had no material uncertain tax positions. Interest and penalties relating to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2018.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). As of March 31, 2018, Alleghany had $341.9 million remaining under its share repurchase authorization.

The following table presents the shares of Common Stock that Alleghany repurchased in the three months ended March 31, 2018 and 2017 pursuant to the 2015 Repurchase Program:

	Three Months Ended March 31,
	2018	2017
Shares repurchased	35,072	-
Cost of shares repurchased (in millions)	$21.3	$-
Average price per share repurchased	$606.40	$-

(b) Accumulated Other Comprehensive Income (loss)

The following table presents a reconciliation of the changes during the three months ended March 31, 2018 and 2017 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$(15.5)	$618.1

Cumulative effect of adoption of new accounting pronouncements(1):
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	-	-	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1

Total	(579.0)	(18.2)	(3.3)	(600.5)

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(146.4)	5.1	(1.3)	(142.6)
Reclassifications from accumulated other comprehensive income	1.4	-	-	1.4

Total	(145.0)	5.1	(1.3)	(141.2)

Balance as of March 31, 2018	$(5.8)	$(97.7)	$(20.1)	$(123.6)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3

Cumulative effect of adoption of new accounting pronouncements(1)	12.9	-	-	12.9
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	124.9	5.1	(0.4)	129.6
Reclassifications from accumulated other comprehensive income	(36.7)	-	-	(36.7)

Total	88.2	5.1	(0.4)	92.9

Balance as of March 31, 2017	$333.3	$(106.1)	$(12.1)	$215.1

(1)	See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new investment accounting guidance and adoption of new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three months ended March 31, 2018 and 2017:

Accumulated Other		Three Months Ended March 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2018	2017
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$1.2	$(59.6)
	Other than temporary impairment losses	0.5	3.2
	Income taxes	(0.3)	19.7

Total reclassifications:	Net earnings	$1.4	$(36.7)

(1)	For the first three months of 2018, excludes a $45.7 million pre-tax gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(g) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2018, the Alleghany Board of Directors declared a special dividend of $10 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$171.6	$149.2
Effect of dilutive securities	(1.3)	-

Income available to common stockholders for diluted earnings per share	$170.3	$149.2

Weighted average common shares outstanding applicable to basic earnings per share	15,389,283	15,413,698
Effect of dilutive securities	29,381	6,770

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,418,664	15,420,468

23,777 and 57,756 contingently issuable shares were potentially available during the first three months of 2018 and 2017, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K.

(c) Energy Holdings

As of March 31, 2018, Alleghany had holdings in energy sector businesses of $926.7 million, comprised of $323.9 million of debt securities, $460.9 million of equity securities and $141.9 million of Alleghany’s equity attributable to SORC.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into three reportable segments – reinsurance, insurance and Alleghany Capital. Alleghany determined that Alleghany Capital qualified as a reportable segment in the first quarter of 2018, reflecting the increased significance of its business to Alleghany and its projected growth.

Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations and investments at the Alleghany Capital level. Industrial operations are conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel, beginning April 28, 2017, and Alleghany Capital’s investment in Wilbert, beginning August 1, 2017. Non-industrial operations are conducted through IPS and Jazwares. On August 1, 2017, Alleghany Capital acquired a 45 percent equity interest in Wilbert. On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel.

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld, a leading fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $111.3 million, consisting of $96.6 million in cash and $14.7 million of incremental debt. The acquisition-date consideration transferred and purchase price allocation to the acquired assets and liabilities of Hirschfeld were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The acquisition accounting for Hirschfeld is expected to be finalized during the second quarter of 2018.

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company.

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K.

(b) Results

The following tables present the results for Alleghany’s three reportable segments and for corporate activities for the three months ended March 31, 2018 and 2017:

	Reinsurance Segment			Insurance Segment
Three Months ended March 31, 2018	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$397.2	$718.4	$1,115.6	$274.6	$74.5	$349.1	$1,464.7	$-	$1,464.7	$(6.0)	$1,458.7
Net premiums written	305.1	691.9	997.0	187.0	69.3	256.3	1,253.3	-	1,253.3	-	1,253.3
Net premiums earned	275.1	685.1	960.2	180.9	66.7	247.6	1,207.8	-	1,207.8	-	1,207.8
Net loss and LAE	96.6	442.8	539.4	96.9	34.3	131.2	670.6	-	670.6	-	670.6
Commissions, brokerage and other underwriting expenses	93.1	228.9	322.0	53.5	30.8	84.3	406.3	-	406.3	-	406.3

Underwriting profit(3)	$85.4	$13.4	$98.8	$30.5	$1.6	$32.1	130.9	-	130.9	-	130.9

Net investment income							118.4	1.9	120.3	3.8	124.1
Change in the fair value of equity securities							(13.9)	-	(13.9)	(28.6)	(42.5)
Net realized capital gains							43.8	0.7	44.5	-	44.5
Other than temporary impairment losses							(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue							5.7	242.7	248.4	3.2	251.6
Other operating expenses							17.0	240.0	257.0	7.9	264.9
Corporate administration							(0.3)	-	(0.3)	8.1	7.8
Amortization of intangible assets							(0.1)	5.4	5.3	-	5.3
Interest expense							6.7	1.3	8.0	13.5	21.5

Earnings (losses) before income taxes							$261.1	$(1.4)	$259.7	$(51.1)	$208.6

	Reinsurance Segment			Insurance Segment
Three Months ended March 31, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$375.4	$680.3	$1,055.7	$264.4	$65.6	$40.7	$370.7	$1,426.4	$-	$1,426.4	$(5.6)	$1,420.8
Net premiums written	285.2	664.2	949.4	182.6	61.0	40.1	283.7	1,233.1	-	1,233.1	-	1,233.1
Net premiums earned	286.8	639.3	926.1	182.7	62.1	38.3	283.1	1,209.2	-	1,209.2	-	1,209.2
Net loss and LAE	121.8	435.3	557.1	80.6	33.1	28.5	142.2	699.3	-	699.3	-	699.3
Commissions, brokerage and other underwriting expenses	90.8	224.8	315.6	54.8	27.7	10.4	92.9	408.5	-	408.5	-	408.5

Underwriting profit (loss)(3)	$74.2	$(20.8)	$53.4	$47.3	$1.3	$(0.6)	$48.0	101.4	-	101.4	-	101.4

Net investment income								112.2	0.4	112.6	2.9	115.5
Change in the fair value of equity securities								-	-	-	-	-
Net realized capital gains								60.2	(0.1)	60.1	(0.5)	59.6
Other than temporary impairment losses								(3.2)	-	(3.2)	-	(3.2)
Noninsurance revenue								2.5	144.7	147.2	4.1	151.3
Other operating expenses								23.2	141.5	164.7	10.4	175.1
Corporate administration								0.8	-	0.8	16.1	16.9
Amortization of intangible assets								(0.5)	4.3	3.8	-	3.8
Interest expense								6.8	0.9	7.7	13.2	20.9

Earnings (losses) before income taxes								$242.8	$(1.7)	$241.1	$(33.2)	$207.9

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
(3)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its reinsurance and insurance segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s three reportable segments and for corporate activities as of March 31, 2018:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$16,515.3	$13,422.5	$5,155.3
Insurance segment	6,692.9	5,143.1	2,854.3

Subtotal	23,208.2	18,565.6	8,009.6
Alleghany Capital	1,306.0	149.8	797.1

Total segments	24,514.2	18,715.4	8,806.7
Corporate activities	583.0	484.9	(433.3)

Consolidated	$25,097.2	$19,200.3	$8,373.4

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $156.9 million as of March 31, 2018. The $156.9 million includes $78.9 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld), $41.0 million of borrowings by Jazwares under its available credit facility, $14.8 million of term loans at Bourn & Koch related to borrowings to finance an acquisition and borrowings under its available credit facility, $13.3 million of borrowings by IPS under its available credit facility, and $8.9 million of debt at Kentucky Trailer related primarily to borrowings to finance small acquisitions. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	($ in millions)
Industrial	$145.5	$41.9
Non-Industrial	97.1	102.8
Corporate & other	0.1	-

Alleghany Capital	$242.7	$144.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2018 and 2017. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2017, or the “2017 Form 10-K.”

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in the 2017 Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of the 2017 Form 10-K for additional information.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-Q, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S., or “GAAP.” Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating our performance. This presentation includes the use of underwriting profit and operating earnings before income taxes, which are “non-GAAP financial measures,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. The presentation of these financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may also be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. A discussion of our calculation and use of these financial measures is provided below.

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include: (i) net investment income; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) other than temporary impairment, or “OTTI,” losses; (v) noninsurance revenue; (vi) other operating expenses; (vii) corporate administration; (viii) amortization of intangible assets; and (ix) interest expense. We use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our reinsurance and insurance segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to our reinsurance and insurance segments’ underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Operating earnings before income taxes is a non-GAAP financial measure for our noninsurance operating subsidiaries and investments in the Alleghany Capital segment. Operating earnings before income taxes represents noninsurance revenue less all operating expenses, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI losses; and (v) income taxes. Because operating earnings before tax excludes income taxes, change in the fair value of equity securities, net realized capital gains, OTTI losses, and amortization of intangible assets, it provides an indication of economic performance that is not affected by investment activity, levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use operating earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of operating earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

In prior filings, we used Adjusted EBITDA as a non-GAAP financial measure for our noninsurance operating subsidiaries and investments held by Alleghany Capital. We believe that operating earnings before income taxes is a more useful non-GAAP financial measure, as it reflects: (i) ongoing capital expenditures through the inclusion of depreciation expense (a component of other operating expenses); and (ii) ongoing levels of debt through the inclusion of interest expenses.

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

•	Net earnings attributable to Alleghany stockholders were $171.6 million in the first quarter of 2018, compared with $149.2 million in the first quarter of 2017, an increase of 15 percent.

•	Earnings before income taxes were $208.6 million in the first quarter of 2018, compared with $207.9 million in the first quarter of 2017.

•	Net investment income increased by 7.4 percent in the first quarter of 2018 from the first quarter of 2017.

•	Net premiums written increased by 1.6 percent in the first quarter of 2018 from the first quarter of 2017.

•	Underwriting profit was $130.9 million in the first quarter of 2018, compared with $101.4 million in the first quarter of 2017.

•	The combined ratio for our reinsurance and insurance segments was 89.1 percent in the first quarter of 2018, compared with 91.6 percent in the first quarter of 2017.

•	Catastrophe losses, net of reinsurance, were $4.1 million in the first quarter of 2018, compared with $4.6 million in the first quarter of 2017.

•	Net favorable prior accident year loss reserve development was $85.7 million in the first quarter of 2018, compared with $47.7 million in the first quarter of 2017.

•	Noninsurance revenues for Alleghany Capital were $242.7 million in the first quarter of 2018, compared with $144.7 million in the first quarter of 2017.

•	Losses before income taxes for Alleghany Capital were $1.4 million in the first quarter of 2018, compared with $1.7 million in the first quarter of 2017. Operating earnings before income taxes was $3.3 million in the first quarter of 2018, compared with $2.7 million in the first quarter of 2017.

As of March 31, 2018, we had total assets of $25.1 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.4 billion. As of March 31, 2018, we had consolidated total investments of approximately $18.5 billion, consisting of $12.1 billion invested in debt securities, $4.5 billion invested in equity securities, $0.6 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings.

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Revenues
Net premiums earned	$1,207.8	$1,209.2
Net investment income	124.1	115.5
Change in the fair value of equity securities	(42.5)	-
Net realized capital gains	44.5	59.6
Other than temporary impairment losses	(0.5)	(3.2)
Noninsurance revenue	251.6	151.3

Total revenues	1,585.0	1,532.4

Costs and Expenses
Net loss and loss adjustment expenses	670.6	699.3
Commissions, brokerage and other underwriting expenses	406.3	408.5
Other operating expenses	264.9	175.1
Corporate administration	7.8	16.9
Amortization of intangible assets	5.3	3.8
Interest expense	21.5	20.9

Total costs and expenses	1,376.4	1,324.5

Earnings before income taxes	208.6	207.9
Income taxes	37.4	58.5

Net earnings	171.2	149.4
Net earnings attributable to noncontrolling interest	(0.4)	0.2

Net earnings attributable to Alleghany stockholders	$171.6	$149.2

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its business into three reportable segments – reinsurance, insurance and Alleghany Capital. Alleghany determined that Alleghany Capital qualified as a reportable segment in the first quarter of 2018, reflecting the increased significance of its business to Alleghany and its projected growth. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The tables below present the results for our segments and for other activities for the three months ended March 31, 2018 and 2017.

	Segments
Three Months Ended March 31, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,115.6	$349.1	$1,464.7	$-	$1,464.7	$(6.0)	$1,458.7
Net premiums written	997.0	256.3	1,253.3	-	1,253.3	-	1,253.3

Net premiums earned	960.2	247.6	1,207.8	-	1,207.8	-	1,207.8

Net loss and LAE:
Current year (excluding catastrophe losses)	611.0	141.2	752.2	-	752.2	-	752.2
Current year catastrophe losses	-	4.1	4.1	-	4.1	-	4.1
Prior years	(71.6)	(14.1)	(85.7)	-	(85.7)	-	(85.7)

Total net loss and LAE	539.4	131.2	670.6	-	670.6	-	670.6
Commissions, brokerage and other underwriting expenses	322.0	84.3	406.3	-	406.3	-	406.3

Underwriting profit(2)	$98.8	$32.1	130.9	-	130.9	-	130.9

Net investment income			118.4	1.9	120.3	3.8	124.1
Change in the fair value of equity securities			(13.9)	-	(13.9)	(28.6)	(42.5)
Net realized capital gains			43.8	0.7	44.5	-	44.5
Other than temporary impairment losses			(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue			5.7	242.7	248.4	3.2	251.6
Other operating expenses			17.0	240.0	257.0	7.9	264.9
Corporate administration			(0.3)	-	(0.3)	8.1	7.8
Amortization of intangible assets			(0.1)	5.4	5.3	-	5.3
Interest expense			6.7	1.3	8.0	13.5	21.5

Earnings (losses) before income taxes			$261.1	$(1.4)	$259.7	$(51.1)	$208.6

Loss ratio(3):
Current year (excluding catastrophe losses)	63.7%	57.0%	62.3%
Current year catastrophe losses	-%	1.7%	0.3%
Prior years	(7.5%)	(5.7%)	(7.1%)

Total net loss and LAE	56.2%	53.0%	55.5%
Expense ratio(4)	33.5%	34.0%	33.6%

Combined ratio(5)	89.7%	87.0%	89.1%

	Segments

Three Months Ended March 31, 2017	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,055.7	$370.7	$1,426.4	$-	$1,426.4	$(5.6)	$1,420.8
Net premiums written	949.4	283.7	1,233.1	-	1,233.1	-	1,233.1

Net premiums earned	926.1	283.1	1,209.2	-	1,209.2	-	1,209.2

Net loss and LAE:
Current year (excluding catastrophe losses)	595.4	147.0	742.4	-	742.4	-	742.4
Current year catastrophe losses	-	4.6	4.6	-	4.6	-	4.6
Prior years	(38.3)	(9.4)	(47.7)	-	(47.7)	-	(47.7)

Total net loss and LAE	557.1	142.2	699.3	-	699.3	-	699.3
Commissions, brokerage and other underwriting expenses	315.6	92.9	408.5	-	408.5	-	408.5

Underwriting profit(2)	$53.4	$48.0	101.4	-	101.4	-	101.4

Net investment income			112.2	0.4	112.6	2.9	115.5
Change in the fair value of equity securities			-	-	-	-	-
Net realized capital gains			60.2	(0.1)	60.1	(0.5)	59.6
Other than temporary impairment losses			(3.2)	-	(3.2)	-	(3.2)
Noninsurance revenue			2.5	144.7	147.2	4.1	151.3
Other operating expenses			23.2	141.5	164.7	10.4	175.1
Corporate administration			0.8	-	0.8	16.1	16.9
Amortization of intangible assets			(0.5)	4.3	3.8	-	3.8
Interest expense			6.8	0.9	7.7	13.2	20.9

Earnings (losses) before income taxes			$242.8	$(1.7)	$ 241.1	$(33.2)	$207.9

Loss ratio(3):
Current year (excluding catastrophe losses)	64.3%	51.9%	61.3%
Current year catastrophe losses	- %	1.6%	0.4%
Prior years	(4.1%)	(3.3%)	(3.9%)

Total net loss and LAE	60.2%	50.2%	57.8%
Expense ratio(4)	34.1%	32.8%	33.8%

Combined ratio(5)	94.3%	83.0%	91.6%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three Months Ended March 31, 2018 and 2017

Premiums. The following table presents our consolidated premiums.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Premiums written:
Gross premiums written	$1,458.7	$1,420.8	2.7%
Net premiums written	1,253.3	1,233.1	1.6%

Net premiums earned	1,207.8	1,209.2	(0.1%)

The increases in gross and net premiums written in the first quarter of 2018 from the first quarter of 2017 are primarily attributable to increases at our reinsurance segment, as well as growth at CapSpecialty and, to a lesser extent, RSUI, partially offset by the impact of the sale of PacificComp on December 31, 2017. The increases at our reinsurance segment in gross and net premiums written in the first quarter of 2018 from the first quarter of 2017 primarily reflect the impact of changes in foreign currency exchange rates and increases in domestic business, partially offset by a decrease in premiums written related to a large whole account quota share treaty, or the “Quota Share Treaty.” Premiums related to the Quota Share Treaty were $184.0 million and $190.2 million in the first quarter of 2018 and 2017, respectively.

Net premiums earned in the first quarter of 2018 approximated net premiums earned in the first quarter of 2017, reflecting an increase at our reinsurance segment due mainly to the impact of changes in foreign currency exchange rates and an increase in net premiums written, offset by a decrease at our insurance segment due primarily to the impact of sale of PacificComp on December 31, 2017.

A detailed comparison of premiums by segment for the first quarter of 2018 and 2017 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$752.2	$742.4	1.3%
Current year catastrophe losses	4.1	4.6	(10.9%)
Prior years	(85.7)	(47.7)	79.7%

Total net loss and LAE	$670.6	$699.3	(4.1%)

Loss ratio:
Current year (excluding catastrophe losses)	62.3%	61.3%
Current year catastrophe losses	0.3%	0.4%
Prior years	(7.1%)	(3.9%)

Total net loss and LAE	55.5%	57.8%

The decrease in net loss and LAE in the first quarter of 2018 from the first quarter of 2017 primarily reflects a decrease at our insurance segment due to the impact of the sale of PacificComp on December 31, 2017, partially offset by higher non-catastrophe property losses incurred at RSUI, and a decrease at our reinsurance segment due to an increase in favorable prior accident year loss reserve development.

Net loss and LAE in the first quarter of 2017 for the reinsurance segment includes $24.4 million of unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

A detailed comparison of net loss and LAE by segment for the first quarter of 2018 and 2017 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$406.3	$408.5	(0.5%)

Expense ratio	33.6%	33.8%

The slight decrease in commissions, brokerage and other underwriting expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects a decrease at our insurance segment due to the impact of the sale of PacificComp on December 31, 2017, partially offset by an increase at our reinsurance segment due primarily to the impact of higher net premiums earned.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the three months ended March 31, 2018 and 2017 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Underwriting profit	$130.9	$101.4	29.1%

Combined ratio	89.1%	91.6%

The increase in underwriting profit in the first quarter of 2018 from the first quarter of 2017 reflects an increase at our reinsurance segment due to an increase in favorable prior accident year loss reserve development, partially offset by a decrease at our insurance segment due primarily to higher non-catastrophe property losses incurred at RSUI, all as discussed above.

A detailed comparison of underwriting profit by segment for the three months ended March 31, 2018 and 2017 is contained in the following pages.

Investment results. The following table presents our consolidated investment results.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Net investment income	$124.1	$115.5	7.4%
Change in the fair value of equity securities	(42.5)	-	–
Net realized capital gains	44.5	59.6	(25.3%)
Other than temporary impairment losses	(0.5)	(3.2)	(84.4%)

The increase in net investment income in the first quarter of 2018 from the first quarter of 2017 primarily reflects higher dividend income arising from an increase in the size of the equity securities portfolio and higher interest income, partially offset by higher performance-based investment fees from our outside investment advisors. The increase in interest income primarily reflects higher yields on short-term investments and floating-rate debt securities, and higher income from funds withheld, partially offset by the impact of the sale of PacificComp as of December 31, 2017.

In addition, net investment income in the first quarter of 2018 reflects higher partnership income at AIHL, partially offset by lower partnership income at TransRe and RSUI. AIHL’s partnership income includes a $12.9 million increase in carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC, or “Ares.” See Note 3(g) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

In the first quarter of 2018, we adopted new accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net income. See Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our adoption of this new investment accounting guidance.

Change in the fair value of equity securities in the first quarter of 2018 reflects a modest decline in the value of our equity securities portfolio, primarily from certain exchange-traded funds and holdings in the energy sector.

The decrease in net realized capital gains in the first quarter of 2018 from the first quarter of 2017 primarily reflects a lack of net realized capital gains from equity securities in the first quarter of 2018 as a consequence of our adoption of the new accounting guidance discussed above, partially offset by a $45.7 million gain on AIHL’s conversion of a portion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(g) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on AIHL’s conversion.

The decrease in OTTI losses in the first quarter of 2018 from the first quarter of 2017 primarily reflects a lack of impairments from equity securities in the first quarter of 2018 as a consequence of our adoption of the new accounting guidance, as discussed above.

A detailed comparison of investment results for the three months ended March 31, 2018 and 2017 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Noninsurance revenue	$251.6	$151.3	66.3%

Other operating expenses	264.9	175.1	51.3%
Corporate administration	7.8	16.9	(53.8%)
Amortization of intangible assets	5.3	3.8	39.5%
Interest expense	21.5	20.9	2.9%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales revenues and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $14.3 million and $21.4 million in the first quarter of 2018 and 2017, respectively. The decrease in long-term incentive compensation at our reinsurance and insurance segments in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of a decline in unrealized appreciation on our debt securities portfolio in the first three months of 2018 on incentive compensation expense accruals at TransRe and RSUI.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel. On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP, or “Hirschfeld,” a leading fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $111.3 million.

The increases in noninsurance revenue and other operating expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflect the acquisitions of W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

Corporate administration. The decrease in corporate administration expense in the first quarter of 2018 from the first quarter of 2017 primarily reflects a decrease in Alleghany’s long-term expense accruals due to the impact of a decline in unrealized appreciation on our debt securities portfolio in the first three months of 2018.

Amortization of intangible assets. The increase in amortization expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

Interest expense. The increase in interest expense in the first quarter of 2018 from the first quarter of 2017 primarily reflects borrowings at W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

A detailed comparison of noninsurance revenues and expenses for the three months ended March 31, 2018 and 2017 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Income taxes	$37.4	$58.5	(36.1%)

Effective tax rate	17.9%	28.2%

The decreases in income taxes and the effective tax rate in the first three months of 2018 from the first three months of 2017 primarily reflects the decrease in the corporate federal income tax rate from 35.0 percent to 21.0 percent as a result of the Tax Cuts and Jobs Act of 2017, or the “Tax Act.”

Net earnings. The following table presents our consolidated earnings.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Earnings before income taxes	$208.6	$207.9	0.3%
Net earnings attributable to Alleghany stockholders	171.6	149.2	15.0%

Earnings before income taxes in the first quarter of 2018 approximated earnings before income taxes in the first quarter of 2017, primarily reflecting higher underwriting profits offset by a decline in the value of our equity securities portfolio in the first quarter of 2018, all as discussed above.

The increase in net earnings attributable to Alleghany stockholders primarily reflects lower income tax expenses, as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2017 Form 10-K.

The underwriting results of the reinsurance segment are presented below.

Three Months Ended March 31, 2018	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$ 397.2	$ 718.4	$ 1,115.6
Net premiums written	305.1	691.9	997.0

Net premiums earned	275.1	685.1	960.2
Net loss and LAE:
Current year (excluding catastrophe losses)	138.0	473.0	611.0
Current year catastrophe losses	-	-	-
Prior years	(41.4)	(30.2)	(71.6)

Total net loss and LAE	96.6	442.8	539.4
Commissions, brokerage and other underwriting expenses	93.1	228.9	322.0

Underwriting profit(2)	$ 85.4	$ 13.4	$ 98.8

Loss ratio(3):
Current year (excluding catastrophe losses)	50.2%	69.0%	63.7%
Current year catastrophe losses	- %	- %	- %
Prior years	(15.0%)	(4.4%)	(7.5%)

Total net loss and LAE	35.2%	64.6%	56.2%
Expense ratio(4)	33.8%	33.4%	33.5%

Combined ratio(5)	69.0%	98.0%	89.7%

Three Months Ended March 31, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$375.4	$680.3	$1,055.7
Net premiums written	285.2	664.2	949.4

Net premiums earned	286.8	639.3	926.1
Net loss and LAE:
Current year (excluding catastrophe losses)	153.3	442.1	595.4
Current year catastrophe losses	-	-	-
Prior years	(31.5)	(6.8)	(38.3)

Total net loss and LAE	121.8	435.3	557.1
Commissions, brokerage and other underwriting expenses	90.8	224.8	315.6

Underwriting profit (loss)(2)	$74.2	$(20.8)	$53.4

Loss ratio(3):
Current year (excluding catastrophe losses)	53.5%	69.2%	64.3%
Current year catastrophe losses	- %	- %	- %
Prior years	(11.0%)	(1.1%)	(4.1%)

Total net loss and LAE	42.5%	68.1%	60.2%
Expense ratio(4)	31.7%	35.2%	34.1%

Combined ratio(5)	74.2%	103.3%	94.3%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$397.2	$375.4	5.8%
Net premiums written	305.1	285.2	7.0%

Net premiums earned	275.1	286.8	(4.1%)

Casualty & other
Premiums written:
Gross premiums written	$718.4	$680.3	5.6%
Net premiums written	691.9	664.2	4.2%

Net premiums earned	685.1	639.3	7.2%

Total
Premiums written:
Gross premiums written	$1,115.6	$1,055.7	5.7%
Net premiums written	997.0	949.4	5.0%

Net premiums earned	960.2	926.1	3.7%

Property. The increase in gross premiums written in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of changes in foreign currency exchange rates and increases in domestic business, partially offset by a decline in property-related premiums written related to the Quota Share Treaty. Gross premiums written related to the Quota Share Treaty were $69.3 million and $107.8 million in the first quarter of 2018 and the first quarter of 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 3.3 percent in the first quarter of 2018 from the first quarter of 2017.

The decrease in net premiums earned in the first quarter of 2018 from the first quarter of 2017 primarily reflects higher ceded premiums earned due to an increase in retrocessional coverage purchased, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 7.0 percent in the first quarter of 2018 from the first quarter of 2017.

Casualty & other. The increase in gross premiums written in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of changes in foreign currency exchange rates, increases in domestic business, and an increase in casualty-related premiums written related to the Quota Share Treaty. Gross premiums written related to the Quota Share Treaty were $114.7 million and $82.4 million in the first quarter of 2018 and the first quarter of 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 3.3 percent in the first quarter of 2018 from the first quarter of 2017.

The increase in net premiums earned in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of changes in foreign currency exchange rates and an increase in net premiums written, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 4.8 percent in the first quarter of 2018 from the first quarter of 2017.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$138.0	$153.3	(10.0%)
Current year catastrophe losses	-	-	–
Prior years	(41.4)	(31.5)	31.4%

Total net loss and LAE	$96.6	$121.8	(20.7%)

Loss ratio:
Current year (excluding catastrophe losses)	50.2%	53.5%
Current year catastrophe losses	- %	- %
Prior years	(15.0%)	(11.0%)

Total net loss and LAE	35.2%	42.5%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$473.0	$442.1	7.0%
Current year catastrophe losses	-	-	–
Prior years	(30.2)	(6.8)	344.1%

Total net loss and LAE	$442.8	$435.3	1.7%

Loss ratio:
Current year (excluding catastrophe losses)	69.0%	69.2%
Current year catastrophe losses	- %	- %
Prior years	(4.4%)	(1.1%)

Total net loss and LAE	64.6%	68.1%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$611.0	$595.4	2.6%
Current year catastrophe losses	-	-	–
Prior years	(71.6)	(38.3)	86.9%

Total net loss and LAE	$539.4	$557.1	(3.2%)

Loss ratio:
Current year (excluding catastrophe losses)	63.7%	64.3%
Current year catastrophe losses	- %	- %
Prior years	(7.5%)	(4.1%)

Total net loss and LAE	56.2%	60.2%

Property. The decrease in net loss and LAE in the first quarter of 2018 from the first quarter of 2017 primarily reflects an increase in favorable prior accident year loss reserve development, lower current accident year losses and the impact of lower net premiums earned. There were no catastrophe losses in the first quarter of 2018 and 2017.

Net loss and LAE in the first quarter of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2018		2017
	($ in millions)
Catastrophe events	$(30.4)	(1)	$(0.4)	(2)
Non-catastrophe	(11.0)	(4)	(31.1)	(3)

Total	$(41.4)		$(31.5)

(1)	Reflects favorable prior accident year loss reserve development primarily related to Hurricanes Maria and Harvey that occurred in the 2017 accident year.
(2)	Reflects favorable prior accident year loss reserve development from several catastrophes that occurred in the 2010 through 2016 accident years.
(3)	Reflects favorable prior accident year loss reserve development primarily related to the 2016 and 2017 accident years.
(4)	Reflects favorable prior accident year loss reserve development primarily related to the 2014 through 2016 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2018 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2018.

Casualty & other. The increase in net loss and LAE in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of higher net premiums earned, partially offset by an increase in favorable prior accident year loss reserve development.

Net loss and LAE in the first quarter of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2018		2017
	($ in millions)
Ogden rate impact(1)	$-		$24.4
Other	(30.2)	(2)	(31.2)	(3)

Total	$(30.2)		$(6.8)

(1)	Represents unfavorable prior accident year loss reserve development arising from the U.K. Ministry of Justice’s decision to significantly reduce the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K. As of March 20, 2017, the Ogden rate changed from 2.50 percent to negative 0.75 percent.
(2)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business related to the 2016 and 2017 accident years, and in the shorter-tailed and longer-tailed lines of business related to the 2005 through 2013 accident years.
(3)	Generally reflects favorable prior accident year loss reserve development in a variety of casualty & other lines of business primarily related to the 2010 through 2016 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2018 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2018.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$93.1	$90.8	2.5%

Expense ratio	33.8%	31.7%

Casualty & other
Commissions, brokerage and other underwriting expenses	$228.9	$224.8	1.8%

Expense ratio	33.4%	35.2%

Total
Commissions, brokerage and other underwriting expenses	$322.0	$315.6	2.0%

Expense ratio	33.5%	34.1%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects an increase in commission rates and a modest increase in other underwriting expenses, partially offset by the impact of lower net premiums earned.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of higher net premiums earned and a modest increase in other underwriting expenses due largely to an increase in employee-related costs, partially offset by a decrease in commission rates.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Property
Underwriting profit	$85.4	$74.2	15.1%

Combined ratio	69.0%	74.2%

Casualty & other
Underwriting profit (loss)	$13.4	$(20.8)	(164.4%)

Combined ratio	98.0%	103.3%

Total
Underwriting profit	$98.8	$53.4	85.0%

Combined ratio	89.7%	94.3%

Property. The increase in underwriting profit in the first quarter of 2018 from the first quarter of 2017 primarily reflects an increase in favorable prior accident year loss reserve development, as discussed above.

Casualty & other. The underwriting profit in the first quarter of 2018 compared to the underwriting loss in the first quarter of 2017 primarily reflects an increase in favorable prior accident year loss reserve development and, to a lesser extent, the impact of higher net premiums earned, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI, CapSpecialty and PacificComp (prior to its sale on December 31, 2017) operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2017 Form 10-K.

The underwriting results of the insurance segment are presented below.

Three Months Ended March 31, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$274.6	$74.5	$349.1
Net premiums written	187.0	69.3	256.3

Net premiums earned	180.9	66.7	247.6
Net loss and LAE:
Current year (excluding catastrophe losses)	104.1	37.1	141.2
Current year catastrophe losses	3.9	0.2	4.1
Prior years	(11.1)	(3.0)	(14.1)

Total net loss and LAE	96.9	34.3	131.2
Commissions, brokerage and other underwriting expenses	53.5	30.8	84.3

Underwriting profit(1)	$30.5	$1.6	$32.1

Loss ratio(2):
Current year (excluding catastrophe losses)	57.5%	55.6%	57.0%
Current year catastrophe losses	2.2%	0.3%	1.7%
Prior years	(6.1%)	(4.5%)	(5.7%)

Total net loss and LAE	53.6%	51.4%	53.0%
Expense ratio(3)	29.6%	46.2%	34.0%

Combined ratio(4)	83.2%	97.6%	87.0%

Three Months Ended March 31, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$264.4	$65.6	$40.7	$370.7
Net premiums written	182.6	61.0	40.1	283.7

Net premiums earned	182.7	62.1	38.3	283.1
Net loss and LAE:
Current year (excluding catastrophe losses)	85.4	32.6	29.0	147.0
Current year catastrophe losses	3.6	1.0	-	4.6
Prior years	(8.4)	(0.5)	(0.5)	(9.4)

Total net loss and LAE	80.6	33.1	28.5	142.2

Commissions, brokerage and other underwriting expenses	54.8	27.7	10.4	92.9

Underwriting profit (loss)(1)	$47.3	$1.3	$(0.6)	$48.0

Loss ratio(2):
Current year (excluding catastrophe losses)	46.7%	52.5%	75.7%	51.9%
Current year catastrophe losses	2.0%	1.6%	- %	1.6%
Prior years	(4.6%)	(0.8%)	(1.3%)	(3.3%)

Total net loss and LAE	44.1%	53.3%	74.4%	50.2%

Expense ratio(3)	30.0%	44.6%	27.2%	32.8%

Combined ratio(4)	74.1%	97.9%	101.6%	83.0%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table presents premiums for the insurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$ 274.6	$ 264.4	3.9%
Net premiums written	187.0	182.6	2.4%

Net premiums earned	180.9	182.7	(1.0%)

CapSpecialty
Premiums written:
Gross premiums written	$ 74.5	$ 65.6	13.6%
Net premiums written	69.3	61.0	13.6%

Net premiums earned	66.7	62.1	7.4%

PacificComp
Premiums written:
Gross premiums written	$ -	$ 40.7	(100.0%)
Net premiums written	-	40.1	(100.0%)

Net premiums earned	-	38.3	(100.0%)

Total
Premiums written:
Gross premiums written	$ 349.1	$ 370.7	(5.8%)
Net premiums written	256.3	283.7	(9.7%)

Net premiums earned	247.6	283.1	(12.5%)

RSUI. The increase in gross premiums written in the first quarter of 2018 from the first quarter of 2017 primarily reflects increases in most lines of business due to an increase in business opportunities and improved general market conditions, particularly in the property lines of business.

The slight decrease in net premiums earned in the first quarter of 2018 from the first quarter of 2017 primarily reflects higher ceded premiums earned related to reinstatement premiums on RSUI’s per risk property reinsurance treaties, partially offset by an increase in gross premiums written in the first quarter of 2018.

CapSpecialty. The increase in gross premiums written in the first quarter of 2018 from the first quarter of 2017 primarily reflects growth in the professional liability and miscellaneous medical lines of business due to CapSpecialty’s distribution initiatives and expanded product offerings and, to a lesser extent, the impact of CapSpecialty’s purchase of renewal rights associated with a small environmental block of business on February 20, 2018.

The increase in net premiums earned in the first quarter of 2018 from the first quarter of 2017 primarily reflects an increase in gross premiums written in recent quarters.

PacificComp. The results shown for the first quarter of 2018 reflect the sale of PacificComp as of December 31, 2017.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$104.1	$85.4	21.9%
Current year catastrophe losses	3.9	3.6	8.3%
Prior years	(11.1)	(8.4)	32.1%

Total net loss and LAE	$96.9	$80.6	20.2%

Loss ratio:
Current year (excluding catastrophe losses)	57.5%	46.7%
Current year catastrophe losses	2.2%	2.0%
Prior years	(6.1%)	(4.6%)

Total net loss and LAE	53.6%	44.1%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$37.1	$32.6	13.8%
Current year catastrophe losses	0.2	1.0	(80.0%)
Prior years	(3.0)	(0.5)	500.0%

Total net loss and LAE	$34.3	$33.1	3.6%

Loss ratio:
Current year (excluding catastrophe losses)	55.6%	52.5%
Current year catastrophe losses	0.3%	1.6%
Prior years	(4.5%)	(0.8%)

Total net loss and LAE	51.4%	53.3%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$-	$29.0	(100.0%)
Current year catastrophe losses	-	-	–
Prior years	-	(0.5)	(100.0%)

Total net loss and LAE	$-	$28.5	(100.0%)

Loss ratio:
Current year (excluding catastrophe losses)	- %	75.7%
Current year catastrophe losses	- %	- %
Prior years	- %	(1.3%)

Total net loss and LAE	- %	74.4%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$141.2	$147.0	(3.9%)
Current year catastrophe losses	4.1	4.6	(10.9%)
Prior years	(14.1)	(9.4)	50.0%

Total net loss and LAE	$131.2	$142.2	(7.7%)

Loss ratio:
Current year (excluding catastrophe losses)	57.0%	51.9%
Current year catastrophe losses	1.7%	1.6%
Prior years	(5.7%)	(3.3%)

Total net loss and LAE	53.0%	50.2%

RSUI. The increase in net loss and LAE in the first quarter of 2018 from the first quarter of 2017 primarily reflects several large non-catastrophe property losses incurred in the first three months of 2018, partially offset by an increase in favorable prior accident year loss reserve development. Catastrophe losses in the first quarter of 2018 primarily related to flooding and severe weather in the Northeastern U.S. Catastrophe losses in the first quarter of 2017 primarily related to losses from flooding in California and severe weather primarily in the Southeastern U.S.

Net loss and LAE in the first quarter of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2018		2017
	($ in millions)
Casualty	$(11.0)	(1)	$(12.2	)(2)
Property and other	(0.1)		3.8	(3)

Total	$(11.1)		$(8.4)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business related primarily to the 2009 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business related to the 2005 through 2011 accident years.
(3)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business related to the 2015 and 2016 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2018 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2018.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of higher net premiums earned and higher 2018 accident year losses due primarily to a shift in net premiums earned to lines of business with a higher loss ratio, partially offset by an increase in favorable prior accident year loss reserve development.

Net loss and LAE in the first quarter of 2018 includes favorable prior accident year loss reserve development primarily in the surety lines of business primarily related to the 2016 and 2017 accident years. The favorable prior accident year loss reserve development in the first quarter of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2018 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first quarter of 2018. Net loss and LAE in the first quarter of 2017 includes favorable prior accident year loss reserve development primarily in the casualty lines of business principally related to the 2012, 2005 and 2006 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)

RSUI
Commissions, brokerage and other underwriting expenses	$53.5	$54.8	(2.4%)

Expense ratio	29.6%	30.0%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$30.8	$27.7	11.2%

Expense ratio	46.2%	44.6%

PacificComp
Commissions, brokerage and other underwriting expenses	$-	$10.4	(100.0%)

Expense ratio	- %	27.2%

Total
Commissions, brokerage and other underwriting expenses	$84.3	$92.9	(9.3%)

Expense ratio	34.0%	32.8%

RSUI. The decrease in commissions, brokerage and other underwriting expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of lower net premiums earned.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses. In addition, the increase also reflects one-time acquisition expenses arising from CapSpecialty’s purchase of renewal rights associated with a small environmental block of business on February 20, 2018.

Insurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the insurance segment.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
RSUI
Underwriting profit	$30.5	$47.3	(35.5%)

Combined ratio	83.2%	74.1%

CapSpecialty
Underwriting profit	$1.6	$1.3	23.1%

Combined ratio	97.6%	97.9%

PacificComp
Underwriting (loss)	$-	$(0.6)	(100.0%)

Combined ratio	- %	101.6%

Total
Underwriting profit	$32.1	$48.0	(33.1%)

Combined ratio	87.0%	83.0%

RSUI. The decrease in underwriting profit in the first quarter of 2018 from the first quarter of 2017 primarily reflects several large non-catastrophe property losses incurred in the first three months of 2018, partially offset by an increase in favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The increase in underwriting profit in the first quarter of 2018 from the first quarter of 2017 primarily reflects an increase in favorable prior accident year loss reserve development and the impact of higher net premiums earned, partially offset by higher 2018 accident year losses, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments.

	Three Months Ended March 31,
	2018	2017	Percent Change
	($ in millions)
Net investment income	$118.4	$112.2	5.5%
Change in the fair value of equity securities	(13.9)	-	–
Net realized capital gains	43.8	60.2	(27.2%)
Other than temporary impairment losses	(0.5)	(3.2)	(84.4%)

Net investment income. The increase in net investment income in the first quarter of 2018 from the first quarter of 2017 primarily reflects higher dividend income arising from an increase in the size of the equity securities portfolio and higher interest income, partially offset by higher performance-based investment fees from our outside investment advisors. The increase in interest income primarily reflects higher yields on short-term investments and floating-rate debt securities, and higher income from funds withheld, partially offset by the impact of the sale of PacificComp as of December 31, 2017.

In addition, net investment income in the first quarter of 2018 reflects higher partnership income at AIHL, partially offset by lower partnership income at TransRe and RSUI. AIHL’s partnership income includes a $12.9 million increase in carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares. See Note 3(g) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

Change in the fair value of equity securities. In the first quarter of 2018, we adopted new accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net income. See

Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our adoption of this new investment accounting guidance.

Change in the fair value of equity securities in the first quarter of 2018 reflects a modest decline in the value of the equity securities portfolio held at our reinsurance and insurance subsidiaries, primarily from certain exchange-traded funds.

Net realized capital gains. The decrease in net realized capital gains in the first quarter of 2018 from the first quarter of 2017 primarily reflects a lack of net realized capital gains from equity securities in the first quarter of 2018 as a consequence of our adoption of the new accounting guidance discussed above, partially offset by a $45.7 million gain on AIHL’s conversion of a portion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(g) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on AIHL’s conversion.

Other than temporary impairment losses. OTTI losses in the first three months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of March 31, 2018 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt securities as of March 31, 2018.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel, beginning April 28, 2017, and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert,” beginning August 1, 2017; (ii) non-industrial operations conducted through IPS and Jazwares; and (iii) corporate operations and investments at the Alleghany Capital level. On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel. On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld, a leading fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. On August 1, 2017, Alleghany Capital acquired a 45 percent equity interest in Wilbert. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

The results of the Alleghany Capital segment for the first quarter of 2018 and 2017 are presented below.

	Three Months Ended March 31,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$145.5	$97.1	$0.1	$242.7	$41.9	$102.8	$-	$144.7
Net investment income	1.6	-	0.3	1.9	-	0.1	0.3	0.4
Net realized capital gains	0.4	0.3	-	0.7	-	(0.1)	-	(0.1)

Total revenues	$147.5	$97.4	$0.4	$245.3	$41.9	$102.8	$0.3	$145.0

Other operating expenses(1)	142.6	95.5	1.9	240.0	39.1	98.9	3.5	141.5
Amortization of intangible assets	2.0	3.4	-	5.4	0.2	4.1	-	4.3
Interest expense	0.8	0.4	0.1	1.3	0.5	0.3	0.1	0.9

Earnings (losses) before income taxes	$2.1	$(1.9)	$(1.6)	$(1.4)	$2.1	$(0.5)	$(3.3)	$(1.7)

Operating earnings (losses) before income taxes(2)	$3.7	$1.2	$(1.6)	$3.3	$2.3	$3.7	$(3.3)	$2.7
Add: net realized capital gains	0.4	0.3	-	0.7	-	(0.1)	-	(0.1)
Less: amortization of intangible assets	(2.0)	(3.4)	-	(5.4)	(0.2)	(4.1)	-	(4.3)

Earnings (losses) before income taxes	$2.1	$(1.9)	$(1.6)	$(1.4)	$2.1	$(0.5)	$(3.3)	$(1.7)

(1)	For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold, and selling, general and administrative expenses. For the three months ended March 31, 2018 and 2017, other operating expenses also included $1.8 million and $0.3 million, respectively, of finders’ fees, legal and accounting costs and other transaction-related expenses.
(2)	Operating earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Operating earnings before income taxes represent noninsurance revenue less all operating expenses, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI impairment losses; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three months ended March 31, 2018 and 2017 are presented below.

	Three Months Ended March 31,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)

Equity, beginning of period	$363.6	$331.3	$11.2	$706.1	$122.7	$330.7	$(12.1)	$441.3
Earnings (losses) before income taxes	2.1	(1.9)	(1.6)	(1.4)	2.1	(0.5)	(3.3)	(1.7)
Income taxes(1)	(0.2)	(0.4)	0.5	(0.1)	-	-	0.7	0.7
Net earnings attributable to noncontrolling interest(2)	-	0.4	-	0.4	(0.4)	0.2	-	(0.2)
Capital contributions (returns of capital) and other(3)	77.2	(9.9)	24.8	92.1	(2.4)	(4.9)	6.5	(0.8)

Equity, end of period	$442.7	$319.5	$34.9	$797.1	$122.0	$325.5	$(8.2)	$439.3

(1)	Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the first three months of 2018 were ($0.2) million and $0.4 million, respectively, and for the first three months of 2017 were ($0.7) million and $0.2 million, respectively.
(2)	During the first three months of 2018, the approximate noncontrolling interests outstanding were as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 21 percent; W&W|AFCO Steel - 20 percent; IPS - 16 percent; and Jazwares - 23 percent.
(3)	For 2018, primarily reflects funding provided by Alleghany Capital for the February 7, 2018 acquisition of Hirschfeld by W&W|AFCO Steel.

Noninsurance revenue. The increase in noninsurance revenue in the first quarter of 2018 from the first quarter of 2017 reflects a significant increase in industrial operations, partially offset by a decrease in non-industrial operations. The increase for the industrial operations primarily reflects the acquisitions of W&W|AFCO Steel and, to a lesser extent, Hirschfeld, as well as increases in sales at Kentucky Trailer and Bourn & Koch. The decrease for the non-industrial operations primarily reflects lower sales at IPS due to the timing of large projects, partially offset by an increase in sales at Jazwares.

Net investment income. The increase in net investment income in the first quarter of 2018 from the first quarter of 2017 primarily reflects Alleghany Capital’s earnings from its investment in Wilbert.

Net realized capital gains. Net realized capital gains in the first quarter of 2018 primarily reflect gains from the sale of certain investments and equipment, as well as certain foreign currency exchange rate impacts.

Other operating expenses. The increase in other operating expenses in the first quarter of 2018 from the first quarter of 2017 reflects a significant increase in industrial operations, partially offset by decreases in non-industrial operations and corporate & other. The increase for the industrial operations primarily reflects the acquisitions of W&W|AFCO Steel and, to a lesser extent, Hirschfeld, as well as increases in costs related to higher sales at Kentucky Trailer and Bourn & Koch. The increase in other operating expenses also reflects substantially higher finders’ fees, legal and accounting costs and other transaction-related expenses in the first quarter of 2018, primarily related to W&W|AFCO Steel’s acquisition of Hirschfeld. The decrease in other operating expenses for the non-industrial operations primarily reflects lower costs related to lower sales at IPS, partially offset by an increase in costs at Jazwares related higher sales as well as the impact of certain Toys R’ Us Inc. liquidation-related charges. The decrease at corporate & other is due to a decrease in long-term incentive compensation expense accruals at Alleghany Capital.

Amortization of intangible assets. The increase in amortization expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflects the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

Interest expense. The increase in interest expense in the first quarter of 2018 from the first quarter of 2017 primarily reflects borrowings at W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

(Losses) before income taxes. The decrease in losses before income taxes in the first quarter of 2018 from the first quarter of 2017 primarily reflects an increase in net investment income and a decrease in long-term incentive compensation expense accruals at Alleghany Capital, partially offset by increases in transaction-related expenses and amortization of intangible assets, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities.

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Net premiums earned	$-	$-
Net investment income	3.8	2.9
Change in the fair value of equity securities	(28.6)	-
Net realized capital gains	-	(0.5)
Other than temporary impairment losses	-	-
Noninsurance revenue	3.2	4.1

Total revenues	(21.6)	6.5

Net loss and loss adjustment expenses	-	-
Commissions, brokerage and other underwriting expenses	-	-
Other operating expenses	7.9	10.4
Corporate administration	8.1	16.1
Amortization of intangible assets	-	-
Interest expense	13.5	13.2

Earnings (losses) before income taxes	$(51.1)	$(33.2)

Net investment income. The increase in net investment income in the first quarter of 2018 from the first quarter of 2017 primarily reflects higher dividend income arising from an increase in the size of the equity security portfolio held at the Alleghany parent company-level.

Change in the fair value of equity securities. In the first quarter of 2018, we adopted new accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net income. See Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our adoption of this new investment accounting guidance.

Change in the fair value of equity securities in the first quarter of 2018 reflects a decline in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Net realized capital gains. Net realized capital losses in the first quarter of 2017 primarily reflect modest net losses from the sale of equity securities.

Noninsurance revenue and Other operating expenses. The decreases in noninsurance revenue and other operating expenses in the first quarter of 2018 from the first quarter of 2017 primarily reflect a decrease in activity at Alleghany Properties. The decrease in other operating expenses in the first quarter of 2018 from the first quarter of 2017 also reflects lower expenses at SORC arising from the sale of a SORC legacy oil field on December 29, 2017.

Corporate administration. The decrease in corporate administration expense in the first quarter of 2018 from the first quarter of 2017 primarily reflects a decrease in Alleghany’s long-term expense accruals due to the impact of a decline in unrealized appreciation on our debt securities portfolio in the first three months of 2018.

(Losses) before income taxes. The increase in losses before income taxes in the first quarter of 2018 from the first quarter of 2017 primarily reflects a decline in the value of the equity securities held at the Alleghany parent company-level in the first quarter of 2018, partially offset by a decrease in corporate administration expense, all as discussed above.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance segments on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for losses that have been incurred but not reported, or “IBNR”) and LAE.

	As of March 31, 2018			As of December 31, 2017
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,596.4	$(455.5)	$1,140.9	$1,758.0	$(493.7)	$1,264.3
Casualty & other(1)	7,412.4	(234.7)	7,177.7	7,370.0	(251.0)	7,119.0

	9,008.8	(690.2)	8,318.6	9,128.0	(744.7)	8,383.3

Insurance Segment
Property	495.7	(196.7)	299.0	545.9	(225.9)	320.0
Casualty(2)	2,089.8	(667.3)	1,422.5	2,078.6	(671.8)	1,406.8
Workers’ Compensation	1.1	-	1.1	1.5	-	1.5
All other(3)	185.9	(76.7)	109.2	185.1	(75.5)	109.6

	2,772.5	(940.7)	1,831.8	2,811.1	(973.2)	1,837.9

Eliminations	(67.0)	67.0	-	(67.8)	67.8	-

Total	$11,714.3	$(1,563.9)	$10,150.4	$11,871.3	$(1,650.1)	$10,221.2

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between March 31, 2018 and December 31, 2017. Gross and net loss and LAE reserves as of March 31, 2018 decreased from December 31, 2017, primarily reflecting payments on catastrophe losses incurred in 2017 and favorable prior accident year loss reserve development. The decrease in net losses and LAE reserves was partially offset by the collection of reinsurance recoverables related to catastrophe losses incurred in 2017.

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

As of March 31, 2018, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,653.8 million, consisting of $1,563.9 million of ceded outstanding loss and LAE and $89.9 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2017 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2018:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$135.7	8.2%
Syndicates at Lloyd’s of London	A (Excellent)	119.1	7.2%
PartnerRe Ltd	A (Excellent)	117.4	7.1%
Fairfax Financial Holdings Ltd	A (Excellent)	98.1	5.9%
RenaissanceRe Holdings Ltd	A+ (Superior)	97.0	5.9%
W.R. Berkley Corporation	A+ (Superior)	88.7	5.4%
Chubb Corporation	A++ (Superior)	84.2	5.1%
Liberty Mutual	A (Excellent)	73.9	4.5%
Kane SAC Ltd(3)	not rated	60.5	3.7%
Hannover Ruck SE	A+ (Superior)	54.1	3.3%
All other reinsurers		725.1	43.7%

Total reinsurance recoverables(4)		$1,653.8	100.0%

Secured reinsurance recoverables(3)		$486.0	29.4%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)	Approximately 80 percent of our reinsurance recoverables balance as of March 31, 2018 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.

We had no allowance for uncollectible reinsurance as of March 31, 2018.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2017 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2018, we held total marketable securities and cash of $1,313.4 million, compared with $1,383.4 million as of December 31, 2017. The decrease in the three months ended March 31, 2018 primarily reflects a special dividend, as discussed below, and contributions to Alleghany Capital to fund the acquisition of Hirschfeld by its subsidiary, W&W|AFCO Steel, partially offset by the receipt of dividends from TransRe and RSUI. The $1,313.4 million is comprised of $485.6 million at the Alleghany parent company, $747.0 million at AIHL and $80.8 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2018.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.4 billion as of March 31, 2018, compared with approximately $8.5 billion as of December 31, 2017. The decrease in stockholders’ equity in the first three months of 2018 primarily reflects a decline in unrealized appreciation on our debt securities portfolio due to an increase in interest rates that occurred in the first quarter of 2018, as well as a special dividend and repurchases of our common stock, all as discussed below, partially offset by net earnings. As of March 31, 2018, we had 15,362,141 shares of our common stock outstanding, compared with 15,390,500 shares of our common stock outstanding as of December 31, 2017.

Sale of Subsidiary. On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint Mutual Insurance Company for total cash consideration of approximately $158 million. The transaction closed on December 31, 2017, at which time: (i) approximately $442 million of PacificComp assets, consisting primarily of debt securities, and approximately $316 million of PacificComp liabilities, consisting primarily of loss and LAE reserves, were transferred; and (ii) AIHL recorded an after-tax gain of approximately $16 million, which included a tax benefit. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. AIHL Re’s obligations, which are guaranteed by Alleghany, are subject to: (i) an aggregate limit of $150.0 million; and (ii) a final commutation and settlement as of December 31, 2024.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the senior notes.

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from inception through March 31, 2018.

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

Common Stock Repurchases. In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” As of March 31, 2018, we had $341.9 million remaining under our share repurchase authorization.

The following table presents the shares of our common stock that we repurchased in the three months ended March 31, 2018 and 2017 pursuant to the 2015 Repurchase Program, as applicable:

	Three Months Ended March 31,
	2018	2017
Shares repurchased	35,072	-
Cost of shares repurchased (in millions)	$21.3	$ -
Average price per share repurchased	$606.40	$ -

Special Dividend. In February 2018, the Alleghany Board of Directors declared a special dividend of $10 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that the Pillar Investments represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of March 31, 2018, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $217.9 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted into limited partner interests in certain Ares subsidiaries that were convertible into Ares common units. On March 15, 2018, most of AIHL’s limited partner interests were converted into Ares common units. As a result of the conversion and with respect to the limited partnership interests that were converted into Ares common units, AIHL: (i) reclassified its converted interests from other invested assets to equity securities; (ii) increased its carrying value to $208.2 million to reflect the fair value of Ares common units; and (iii) recorded the $45.7 million increase in carrying value as a realized capital gain as of March 15, 2018. As a result of the conversion and with respect to the unconverted limited partnership interests, AIHL: (i) changed its accounting from the equity method to fair value; (ii) increased its carrying value to $58.7 million to reflect the fair value of Ares limited partnership interests; and (iii) recorded the $12.9 million increase in carrying value as a component of net investment income as of March 15, 2018.

Investments in Commercial Mortgage Loans. As of March 31, 2018, the carrying value of our commercial mortgage loan portfolio was $663.9 million, representing the unpaid principal balance on the loans. As of March 31, 2018, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of March 31, 2018, we had holdings in energy sector businesses of $926.7 million, comprised of $323.9 million of debt securities, $460.9 million of equity securities and $141.9 million of Alleghany’s equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2018.

The obligations and cash outflow of our reinsurance and insurance subsidiaries include claim settlements, commission expenses, administrative expenses, purchases of investments, and interest and principal payments on TransRe’s 8.00% senior notes due on November 30, 2039. In addition to premium collections, cash inflow is obtained from interest and dividend income, maturities and sales of investments and reinsurance recoveries. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, our reinsurance and insurance operating units accumulate funds which they invest pending the need for liquidity. As the cash needs of a reinsurance or an insurance company can be unpredictable due to the uncertainty of the claims settlement process, the portfolios of our reinsurance and insurance subsidiaries consist primarily of debt securities and short-term investments to ensure the availability of funds and maintain a sufficient amount of liquid securities.

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $156.9 million as of March 31, 2018. The $156.9 million includes $78.9 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld), $41.0 million of borrowings by Jazwares under its available credit facility, $14.8 million of term loans at Bourn & Koch related to borrowings to finance an acquisition and borrowings under its available credit facility, $13.3 million of borrowings by IPS under its available credit facility, and $8.9 million of debt at Kentucky Trailer related primarily to borrowings to finance small acquisitions. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through March 31, 2018, we have invested $282.5 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2018 and December 31, 2017 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2018. The following table presents the ratings of our debt securities portfolio as of March 31, 2018:

	Ratings as of March 31, 2018
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not-Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,031.7	$-	$-	$-	$1,031.7
Municipal bonds	298.9	2,044.3	639.2	156.5	1.7	3,140.6
Foreign government obligations	450.3	311.2	187.0	9.6	-	958.1
U.S. corporate bonds	9.6	96.1	790.5	929.5	450.0	2,275.7
Foreign corporate bonds	295.7	139.3	586.3	325.8	69.2	1,416.3
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	15.1	992.8	-	43.7	7.6	1,059.2
Commercial mortgage-backed securities (“CMBS”)	166.7	288.3	68.6	1.2	0.3	525.1
Other asset-backed securities	581.6	362.1	353.8	359.0	3.0	1,659.5

Total debt securities	$1,817.9	$5,265.8	$2,625.4	$1,825.3	$531.8	$12,066.2

Percentage of debt securities	15.1%	43.6%	21.8%	15.1%	4.4%	100.0%

(1)	Consists of $165.1 million of securities rated BB / Ba, $228.3 million of securities rated B, $44.1 million of securities rated CCC, $3.2 million of securities rated CC, $3.1 million of securities rated below CC and $88.0 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of March 31, 2018 and December 31, 2017, our debt securities portfolio had an effective duration of approximately 4.4 years. As of March 31, 2018, approximately $3.4 billion, or 28 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets decreased to approximately $18.5 billion as of March 31, 2018 from approximately $18.8 billion as of December 31, 2017, primarily reflecting a decline in unrealized appreciation on our debt securities portfolio due to an increase in interest rates that occurred in the first quarter of 2018, and contributions to Alleghany Capital to fund the acquisition of Hirschfeld by its subsidiary, W&W|AFCO Steel, all as discussed above. The special dividend was funded by the proceeds from the sale of PacificComp at December 31, 2017.

Fair Value. The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)

Assets
Investments (excluding equity method investments and loans)(1)	$17,284.1	$17,284.1	$17,406.5	$17,406.5

Liabilities
Senior Notes and other debt(2)	$1,540.9	$1,677.8	$1,484.9	$1,614.6

(1)	This table includes debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the senior notes and other debt.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability of inputs as follows:

•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on the balance sheet in equity securities) where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of CMBS and other asset-backed securities, as well as a small portion of RMBS, an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include certain RMBS, other asset-backed securities (primarily, collateralized loan obligations), U.S. and foreign corporate bonds (including privately issued securities), partnership investments and non-marketable equity investments.

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2018
Equity securities:
Common stock	$4,537.1	$3.6	$-	$4,540.7
Preferred stock	-	-	5.2	5.2

Total equity securities	4,537.1	3.6	5.2	4,545.9

Debt securities:
U.S. Government obligations	-	1,031.7	-	1,031.7
Municipal bonds	-	3,140.6	-	3,140.6
Foreign government obligations	-	958.1	-	958.1
U.S. corporate bonds	-	1,985.5	290.2	2,275.7
Foreign corporate bonds	-	1,343.3	73.0	1,416.3
Mortgage and asset-backed securities:
RMBS(1)	-	897.4	161.8	1,059.2
CMBS	-	525.1	-	525.1
Other asset-backed securities(2)	-	578.2	1,081.3	1,659.5

Total debt securities	-	10,459.9	1,606.3	12,066.2
Short-term investments	-	611.7	-	611.7
Other invested assets(3)	-	-	60.3	60.3

Total investments (excluding equity method investments and loans)	$4,537.1	$11,075.2	$1,671.8	$17,284.1

Senior Notes and other debt	$-	$1,520.9	$156.9	$1,677.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4
Short-term investments	-	578.1	-	578.1
Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,071.8 million and $1,101.3 million of collateralized loan obligations as of March 31, 2018 and December 31, 2017, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2018, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$18.1	$-	$-	$-	$107.4	$101.8	$67.4	$17.7	$312.4	$9.3	$321.7
Texas	26.6	-	0.2	-	10.6	91.2	73.6	2.3	204.5	72.2	276.7
California	8.5	45.0	-	2.5	1.3	35.2	74.2	5.3	172.0	60.6	232.6
Massachusetts	24.6	11.5	6.8	-	30.3	35.3	27.6	0.3	136.4	79.4	215.8
Washington	-	-	1.7	-	11.8	13.1	33.7	2.3	62.6	51.5	114.1
Ohio	44.2	0.6	0.1	-	2.0	-	39.0	3.1	89.0	22.8	111.8
District of Columbia	2.4	1.4	10.3	-	-	27.2	1.1	14.6	57.0	37.5	94.5
Pennsylvania	4.7	-	-	-	63.8	13.1	3.9	-	85.5	7.1	92.6
Colorado	25.3	16.1	-	10.1	2.5	11.5	6.2	-	71.7	18.4	90.1
Maryland	-	1.1	-	-	-	33.6	8.6	-	43.3	44.5	87.8
All other states	155.8	95.8	25.2	57.0	85.1	83.7	139.1	187.1	828.8	169.2	998.0

Total	$310.2	$171.5	$44.3	$69.6	$314.8	$445.7	$474.4	$232.7	$2,063.2	$572.5	2,635.7

Total advance refunded / escrowed maturity bonds											504.9

Total municipal bonds											$3,140.6

Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board, or the “FASB,” issued guidance on certain tax effects caused by the Tax Act, which was signed into law on December 22, 2017. The Tax Act reduced the corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 for the 2018 tax year, among other provisions. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify any stranded tax amounts that remain in accumulated other comprehensive income to retained earnings, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We adopted this new guidance in the first quarter of 2018, and have elected to reclassify stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, to retained earnings as of January 1, 2018. See Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income, and see Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the Tax Act and its impact on Alleghany.

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We adopted this guidance in the fourth quarter of 2017, and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on our results of operations and financial condition. See Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance contracts and revenues from investments are not impacted by this guidance, whereas noninsurance revenues arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We adopted this guidance in the first quarter of 2018 using the modified retrospective transition approach, and the implementation did not have a material impact on our results of operations and financial condition.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting, but including partnership investments not accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We adopted this guidance in the first quarter of 2018. As of January 1, 2018, approximately $736 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, were presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income, under the caption “change in the fair value of equity securities.” Results arising from partnership investments, whether accounted for under the equity method or at fair value, continue to be reported as a component of net investment income. The implementation did not have a material impact on our financial condition. See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on Alleghany’s equity securities, and Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income.

Future Application of Accounting Standards

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under current guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors is to remain largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach is required for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for further information on Alleghany’s leases.

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

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2020 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for further information on our goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. The primary market risk related to our debt securities is the risk of loss associated with adverse changes in interest rates. We hold our debt securities as AFS. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings. We also invest in equity securities which are subject to fluctuations in market value. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE reserves and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is generally recorded as a component of other comprehensive income.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of March 31, 2018 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2018 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$13,551.5	$13,152.2	$12,608.0	$12,066.2	$11,537.7	$11,032.1	$10,559.1
Estimated change in fair value	1,485.3	1,086.0	541.8	-	(528.5)	(1,034.1)	(1,507.1)

Liabilities:
Senior Notes and other debt, fair value	$2,149.5	$1,964.7	$1,809.3	$1,677.8	$1,565.3	$1,468.7	$1,385.1
Estimated change in fair value	471.7	286.9	131.5	-	(112.5)	(209.1)	(292.7)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2018 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2018
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 4,545.9	20% Increase	$5,455.1	8.6%
	20% Decrease	$3,636.7	(8.6%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $358.3 million as of March 31, 2018.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of March 31, 2018, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of March 31, 2018 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2018
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 248.5(1)	20% Increase	$298.2	0.5%
	20% Decrease	$198.8	(0.5%)

(1)	Denotes a net asset position as of March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2017 Form 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended March 31, 2018:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	-	$-	-	$363.2
February 1 to February 28	-	-	-	363.2
March 1 to March 31	35,072	606.40	35,072	341.9

Total	35,072	606.40	35,072

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: May 3, 2018	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)