Form 10-Q
period 2018-06-30
ALLEGHANY CORP /DE
filed 2018-08-02
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

INDICATE BY CHECK MARK WHETHER THE REGISRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).    YES ☐    NO ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

14,936,675 SHARES, PAR VALUE $1.00 PER SHARE, AS OF JULY 26, 2018

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
	($ in thousands, except share amounts)

Assets
Investments:
Securities at fair value:
Equity securities (cost: 2018 – $3,705,364; 2017 – $3,170,673)	$4,714,079	$4,099,467
Debt securities (amortized cost: 2018 – $12,206,035; 2017 – $12,536,772)	12,155,866	12,721,399
Short-term investments	472,830	578,054

	17,342,775	17,398,920
Commercial mortgage loans	695,772	658,364
Other invested assets	605,477	743,358

Total investments	18,644,024	18,800,642
Cash	623,223	838,375
Accrued investment income	97,347	105,877
Premium balances receivable	831,989	797,346
Reinsurance recoverables	1,602,600	1,746,488
Ceded unearned premiums	208,534	190,252
Deferred acquisition costs	468,243	453,346
Property and equipment at cost, net of accumulated depreciation and amortization	197,678	125,337
Goodwill	346,270	334,905
Intangible assets, net of amortization	463,544	459,037
Current taxes receivable	68,396	31,085
Net deferred tax assets	61,806	136,489
Funds held under reinsurance agreements	719,360	706,042
Other assets	752,873	659,096

Total assets	$25,085,887	$25,384,317

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,515,493	$11,871,250
Unearned premiums	2,279,810	2,182,294
Senior Notes and other debt	1,569,367	1,484,897
Reinsurance payable	159,944	156,376
Other liabilities	1,021,512	1,068,907

Total liabilities	16,546,126	16,763,724

Redeemable noncontrolling interests	135,372	106,530

Common stock (shares authorized: 2018 and 2017 – 22,000,000; shares issued: 2018 and 2017 – 17,459,961)	17,460	17,460
Contributed capital	3,612,615	3,612,109
Accumulated other comprehensive (loss) income	(172,307)	618,118
Treasury stock, at cost (2018 – 2,465,282 shares; 2017 – 2,069,461 shares)	(1,057,885)	(824,906)
Retained earnings	6,004,506	5,091,282

Total stockholders’ equity attributable to Alleghany stockholders	8,404,389	8,514,063

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$25,085,887	$25,384,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2018	2017
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,236,959	$1,243,929
Net investment income	126,273	101,656
Change in the fair value of equity securities	185,245	-
Net realized capital gains	6,462	9,268
Other than temporary impairment losses	-	(3,747)
Noninsurance revenue	342,725	202,812

Total revenues	1,897,664	1,553,918

Costs and Expenses
Net loss and loss adjustment expenses	738,210	734,886
Commissions, brokerage and other underwriting expenses	402,083	413,737
Other operating expenses	343,165	225,170
Corporate administration	14,119	14,405
Amortization of intangible assets	5,966	4,611
Interest expense	22,277	20,989

Total costs and expenses	1,525,820	1,413,798

Earnings before income taxes	371,844	140,120
Income taxes	73,440	37,461

Net earnings	298,404	102,659
Net earnings attributable to noncontrolling interest	3,288	848

Net earnings attributable to Alleghany stockholders	$295,116	$101,811

Net earnings	$298,404	$102,659
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of ($8,853) and $76,300 for 2018 and 2017, respectively	(33,305)	141,701
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($1,357) and ($1,932) for 2018 and 2017, respectively	(5,105)	(3,589)
Change in unrealized currency translation adjustment, net of deferred taxes of ($2,797) and $5,364 for 2018 and 2017, respectively	(10,523)	9,962
Retirement plans	209	98

Comprehensive income	249,680	250,831
Comprehensive income attributable to noncontrolling interests	3,288	848

Comprehensive income attributable to Alleghany stockholders	$246,392	$249,983

Basic earnings per share attributable to Alleghany stockholders	$19.44	$6.60
Diluted earnings per share attributable to Alleghany stockholders	19.44	6.60

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2018	2017
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$2,444,815	$2,453,117
Net investment income	250,399	217,194
Change in the fair value of equity securities	142,596	—
Net realized capital gains	50,967	68,919
Other than temporary impairment losses	(511)	(6,964)
Noninsurance revenue	594,352	354,104

Total revenues	3,482,618	3,086,370

Costs and Expenses
Net loss and loss adjustment expenses	1,408,788	1,434,191
Commissions, brokerage and other underwriting expenses	808,378	822,252
Other operating expenses	608,062	400,308
Corporate administration	21,904	31,290
Amortization of intangible assets	11,230	8,375
Interest expense	43,808	41,924

Total costs and expenses	2,902,170	2,738,340

Earnings before income taxes	580,448	348,030
Income taxes	110,862	96,011

Net earnings	469,586	252,019
Net earnings attributable to noncontrolling interest	2,895	1,032

Net earnings attributable to Alleghany stockholders	$466,691	$250,987

Net earnings	$469,586	$252,019
Other comprehensive income:
Change in unrealized gains (losses), net of deferred taxes of ($47,758) and $143,570 for 2018 and 2017, respectively	(179,663)	266,630
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($991) and ($21,684) for 2018 and 2017, respectively	(3,726)	(40,271)
Change in unrealized currency translation adjustment, net of deferred taxes of ($1,442) and $8,083 for 2018 and 2017, respectively	(5,423)	15,011
Retirement plans	(1,113)	(297)

Comprehensive income	279,661	493,092
Comprehensive income attributable to noncontrolling interests	2,895	1,032

Comprehensive income attributable to Alleghany stockholders	$276,766	$492,060

Basic earnings per share attributable to Alleghany stockholders	$30.53	$16.28
Diluted earnings per share attributable to Alleghany stockholders	30.52	16.27

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
	($ in thousands)
Cash flows from operating activities
Net earnings	$469,586	$252,019
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	64,510	69,723
Change in the fair value of equity securities	(142,596)	-
Net realized capital (gains) losses	(50,967)	(68,919)
Other than temporary impairment losses	511	6,964
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	147,456	109,287
(Increase) decrease in premium balances receivable	(34,643)	(109,073)
(Increase) decrease in ceded unearned premiums	(18,282)	4,057
(Increase) decrease in deferred acquisition costs	(14,897)	(20,683)
(Increase) decrease in funds held under reinsurance agreements	(13,318)	(50,281)
Increase (decrease) in unearned premiums	97,516	78,592
Increase (decrease) in loss and loss adjustment expenses	(355,757)	(26,960)
Change in unrealized foreign currency exchange rate losses (gains)	48,228	(86,834)
Other, net	(48,172)	45,989

Net adjustments	(320,411)	(48,138)

Net cash provided by (used in) operating activities	149,175	203,881

Cash flows from investing activities
Purchases of debt securities	(2,301,614)	(3,313,484)
Purchases of equity securities	(533,842)	(1,849,990)
Sales of debt securities	1,667,526	2,193,147
Maturities and redemptions of debt securities	886,970	907,309
Sales of equity securities	269,567	1,972,117
Net (purchases) sales of short-term investments	104,728	73,725
Net (purchases) sales and maturities of commercial mortgage loans	(37,408)	(41,659)
(Purchases) sales of property and equipment	(13,164)	16,006
Purchases of affiliates and subsidiaries, net of cash acquired	(108,386)	(164,528)
Other, net	50,415	84,585

Net cash provided by (used in) investing activities	(15,208)	(122,772)

Cash flows from financing activities
Treasury stock acquisitions	(236,103)	-
Increase (decrease) in other debt	38,452	(26,098)
Cash dividends paid	(153,967)	-
Other, net	5,317	(15,238)

Net cash provided by (used in) financing activities	(346,301)	(41,336)

Effect of foreign currency exchange rate changes on cash	(2,818)	9,821

Net increase (decrease) in cash	(215,152)	49,594
Cash at beginning of period	838,375	594,091

Cash at end of period	$623,223	$643,685

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$42,562	$41,207
Income taxes paid (refund received)	22,135	31,242

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 of Alleghany Corporation (“Alleghany”).

Alleghany Corporation, a Delaware corporation, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), Alleghany is engaged in the property and casualty reinsurance business. TransRe has been a subsidiary of Alleghany since March 2012. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”) and its subsidiaries, Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”) and CapSpecialty, Inc. (“CapSpecialty”). RSUI has been a subsidiary of AIHL since July 2003 and CapSpecialty has been a subsidiary of AIHL since January 2002. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a subsidiary of Alleghany since its formation in May 2006.

Prior to December 31, 2017, AIHL’s insurance operations also included Pacific Compensation Corporation (“PacificComp”). On September 12, 2017, AIHL signed a definitive agreement to sell PacificComp to CopperPoint Mutual Insurance Company (“CopperPoint”) for total cash consideration of approximately $158 million. The transaction closed on December 31, 2017, at which time: (i) approximately $442 million of PacificComp assets, consisting primarily of debt securities, and approximately $316 million of PacificComp liabilities, consisting primarily of loss and loss adjustment expenses (“LAE”) reserves, were transferred to CopperPoint; and (ii) AIHL recorded an after-tax gain of approximately $16 million, which included a tax benefit. In connection with the transaction, AIHL Re will continue to provide adverse development reinsurance coverage on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. AIHL Re’s obligations, which are guaranteed by Alleghany, are subject to: (i) an aggregate limit of $150.0 million; and (ii) a final commutation and settlement as of December 31, 2024.

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

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS-Integrated Project Services, LLC (“IPS”), a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida;

•	WWSC Holdings, LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma; and

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

In addition, Alleghany owns certain other holding-company investments. Alleghany’s wholly-owned subsidiary, Stranded Oil Resources Corporation (“SORC”) is an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. Alleghany’s wholly-owned subsidiary, Alleghany Properties Holdings LLC (“Alleghany Properties”), owns and manages certain properties in the Sacramento, California region. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interests for all periods presented. During the first six months of 2018, the noncontrolling interests outstanding were approximately as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 21 percent; IPS - 16 percent; Jazwares - 23 percent; and W&W|AFCO Steel - 20 percent.

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

(c) Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance on certain tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. The Tax Act, among other things, reduced the U.S. corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 for the 2018 tax year. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify any stranded tax amounts that remain in accumulated other comprehensive income to retained earnings, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this new guidance in the first quarter of 2018 and has elected to reclassify stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, to retained earnings as of January 1, 2018. See Note 7(b) of this Form 10-Q for further information on accumulated other comprehensive income, and see Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the Tax Act and its impact on Alleghany.

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities with early adoption permitted. Alleghany adopted this guidance in the fourth quarter of 2017 and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on Alleghany’s results of operations and financial condition. See Note 7(b) of this Form 10-Q for further information on accumulated other comprehensive income.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance contracts and revenues from investments are not impacted by this guidance, whereas noninsurance revenues arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance, and all related amendments, became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this guidance in the first quarter of 2018 using the modified retrospective transition approach and the implementation did not have a material impact on its results of operations and financial condition. See Note 10 of this Form 10-Q for further information on Alleghany’s noninsurance revenues.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting, but including partnership investments not accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net earnings. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany adopted this guidance in the first quarter of 2018. As of January 1, 2018, approximately $736 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, were presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income, under the caption “change in the fair value of equity securities.” Results arising from partnership investments, whether accounted for under the equity method or at fair value, continue to be reported as a component of net investment income. The implementation did not have a material impact on Alleghany’s financial condition. See Note 3 of this Form 10-Q for further information on Alleghany’s equity securities, and Note 7(b) of this Form 10-Q for further information on accumulated other comprehensive income.

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

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and improves the alignment between hedge accounting and a company’s risk management activities. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2019 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets

Investments (excluding equity method investments and loans)(1)	$17,401.1	$17,401.1	$17,406.5	$17,406.5

Liabilities

Senior Notes and other debt(2)	$1,569.4	$1,697.6	$1,484.9	$1,614.6

(1)	This table includes debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2018
Equity securities:
Common stock	$4,704.2	$3.6	$-	$4,707.8
Preferred stock	-	-	6.3	6.3

Total equity securities	4,704.2	3.6	6.3	4,714.1

Debt securities:
U.S. Government obligations	-	993.6	-	993.6
Municipal bonds	-	2,842.5	-	2,842.5
Foreign government obligations	-	932.9	-	932.9
U.S. corporate bonds	-	2,040.6	367.8	2,408.4
Foreign corporate bonds	-	1,317.6	94.8	1,412.4
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,160.7	-	1,160.7
Commercial mortgage-backed securities (“CMBS”)	-	540.6	-	540.6
Other asset-backed securities(2)	-	640.8	1,224.0	1,864.8

Total debt securities	-	10,469.3	1,686.6	12,155.9

Short-term investments	-	472.8	-	472.8
Other invested assets(3)	-	-	58.3	58.3

Total investments (excluding equity method investments and loans)	$4,704.2	$10,945.7	$1,751.2	$17,401.1

Senior Notes and other debt	$-	$1,512.2	$185.4	$1,697.6

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4

Short-term investments	-	578.1	-	578.1
Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,224.0 million and $1,101.3 million of collateralized loan obligations as of June 30, 2018 and December 31, 2017, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three and six months ended June 30, 2018, Alleghany transferred out of Level 3 $151.9 million and $153.5 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the second quarter of 2018, there was a decrease in the weight given to non-binding broker quotes, and as such, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $153.5 million of transfers, $150.6 million related to RMBS in the second quarter of 2018, $1.6 million related to CMBS in the first quarter of 2018 and $1.3 million related to U.S. corporate bonds in the second quarter of 2018.

As further described in Note 3(h), on March 15, 2018, most of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC (“Ares”) were converted into Ares common units. As a result of the conversion, as of March 15, 2018, $208.2 million of Ares common units, classified as common stock, was transferred into Level 1, and $58.7 million of Ares limited partner interests, classified as other invested assets, was transferred into Level 3.

In addition to the above, in the three and six months ended June 30, 2018, Alleghany transferred into Level 3 $1.3 million and $5.6 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $5.6 million of transfers, $4.3 million related to preferred stock, $1.2 million related to U.S. corporate bonds, and $0.1 million related to other invested assets. There were no other material transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2018.

In the three and six months ended June 30, 2017, Alleghany transferred out of Level 3 $3.1 million and $7.2 million, respectively, of financial instruments that were principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $7.2 million of transfers, $4.8 million related to U.S. corporate bonds and $2.4 million related to common stock.

In the three and six months ended June 30, 2017, Alleghany transferred into Level 3 $2.1 million and $4.7 million, respectively, of financial instruments that were principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $4.7 million of transfers, $3.0 million related to U.S. corporate bonds, $1.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three and six months ended June 30, 2017.

The following tables present reconciliations of the changes during the six months ended June 30, 2018 and 2017 in Level 3 assets measured at fair value:

			Debt Securities
					Mortgage and asset-backed
Six Months Ended June 30, 2018		Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
		($ in millions)
Balance as of January 1, 2018		$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)		-	-	(0.1)	(0.3)	-	1.0	1.1	1.7
Other comprehensive income		0.2	(6.9)	(2.2)	(5.3)	-	(7.7)	(3.5)	(25.4)
Purchases		-	117.3	23.8	-	-	495.1	-	636.2
Sales		(0.1)	(2.5)	(1.9)	(5.6)	-	(365.7)	(5.6)	(381.4)
Issuances		-	-	-	-	-	-	-	-
Settlements		-	-	-	-	-	-	-	-
Transfers into Level 3		4.3	1.2	-	-	-	-	58.8	64.3
Transfers out of Level 3		-	(1.3)	-	(150.6)	(1.6)	-	-	(153.5)

Balance as of June 30, 2018		$6.3	$367.8	$94.8	$-	$-	$1,224.0	$58.3	$1,751.2

	Equity Securities		Debt Securities
					Mortgage and asset-backed
Six Months Ended June 30, 2017	Common Stock	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
					($ in millions)
Balance as of January 1, 2017	$4.3	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.1)	-	(0.3)	-	0.1	-	2.7	10.8	13.2
Other comprehensive income	0.5	-	1.5	0.4	0.2	0.1	11.9	(10.6)	4.0
Purchases	-	2.4	151.4	36.0	-	-	578.0	-	767.8
Sales	(1.8)	(0.2)	(4.3)	(0.1)	-	(2.2)	(19.7)	(21.6)	(49.9)
Issuances	-	-	-	-	-	-	-	-	-
Settlements	-	-	(4.4)	-	(0.7)	(0.3)	(315.8)	-	(321.2)
Transfers into Level 3	1.4	-	3.0	0.3	-	-	-	-	4.7
Transfers out of Level 3	(2.4)	-	(4.8)	-	-	-	-	-	(7.2)

Balance as of June 30, 2017	$1.9	$2.2	$215.0	$37.0	$5.5	$1.9	$1,160.9	$6.7	$1,431.1

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of June 30, 2018 and 2017.

Net unrealized losses related to Level 3 assets as of June 30, 2018 and December 31, 2017 were not material.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost or cost and the fair value of AFS securities as of June 30, 2018 and December 31, 2017:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of June 30, 2018
Debt securities:
U.S. Government obligations	$1,026.0	$0.6	$(33.0)	$993.6
Municipal bonds	2,803.5	56.1	(17.1)	2,842.5
Foreign government obligations	929.3	9.3	(5.7)	932.9
U.S. corporate bonds	2,432.4	17.9	(41.9)	2,408.4
Foreign corporate bonds	1,418.5	12.9	(19.0)	1,412.4
Mortgage and asset-backed securities:
RMBS	1,184.1	3.3	(26.7)	1,160.7
CMBS	545.5	2.5	(7.4)	540.6
Other asset-backed securities(1)	1,866.7	4.9	(6.8)	1,864.8

Total debt securities	12,206.0	107.5	(157.6)	12,155.9

Short-term investments	472.8	-	-	472.8

Total investments	$12,678.8	$107.5	$(157.6)	$12,628.7

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$3,165.8	$932.5	$(3.8)	$4,094.5
Preferred stock	4.9	0.1	-	5.0

Total equity securities	3,170.7	932.6	(3.8)	4,099.5

Debt securities:
U.S. Government obligations	963.9	1.7	(17.6)	948.0
Municipal bonds	3,578.9	109.8	(6.6)	3,682.1
Foreign government obligations	1,000.1	11.2	(4.7)	1,006.6
U.S. corporate bonds	2,381.1	61.6	(9.7)	2,433.0
Foreign corporate bonds	1,481.8	24.5	(6.5)	1,499.8
Mortgage and asset-backed securities:
RMBS	993.9	6.3	(4.6)	995.6
CMBS	545.0	9.0	(2.3)	551.7
Other asset-backed securities(1)	1,592.1	13.8	(1.3)	1,604.6

Total debt securities	12,536.8	237.9	(53.3)	12,721.4

Short-term investments	578.1	-	-	578.1

Total investments	$16,285.6	$1,170.5	$(57.1)	$17,399.0

(1)	Includes $1,224.0 million and $1,101.3 million of collateralized loan obligations as of June 30, 2018 and December 31, 2017, respectively.

(b) Contractual Maturity

The following table presents the amortized cost or cost and estimated fair value of debt securities by contractual maturity as of June 30, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of June 30, 2018
Short-term investments due in one year or less	$472.8	$472.8

Mortgage and asset-backed securities(1)	3,596.3	3,566.1
Debt securities with maturity dates:
One year or less	348.2	348.2
Over one through five years	3,042.6	3,024.8
Over five through ten years	2,997.0	2,973.6
Over ten years	2,221.9	2,243.2

Total debt securities	$12,206.0	$12,155.9

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in millions)
Interest income	$104.8	$102.5	$206.8	$201.7
Dividend income	22.3	11.8	38.6	21.2
Investment expenses	(6.6)	(6.9)	(18.6)	(14.3)
Pillar Investments(1)	1.9	3.2	1.9	6.6
Limited partnership interests in certain subsidiaries of Ares(1)	(0.7)	(12.6)	13.2	(7.4)
Other investment results	4.6	3.7	8.5	9.4

Total	$126.3	$101.7	$250.4	$217.2

(1)	See Note 3(h) of this Form 10-Q for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of June 30, 2018, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

In the first quarter of 2018, Alleghany adopted new investment accounting guidance, which requires changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net earnings. In earlier periods, equity securities were considered to be AFS and were included in the analysis of OTTI. See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of this new guidance.

The following table presents increases in the fair value of equity securities for the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
	($ in millions)
Change in the fair value of equity securities sold during the period	$4.4	$16.0
Change in the fair value of equity securities held at the end of the period	180.8	126.6

Change in the fair value of equity securities	$185.2	$142.6

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $0.8 billion and $1.5 billion for the three months ended June 30, 2018 and 2017, respectively, and $1.9 billion and $4.2 billion for the six months ended June 30, 2018 and 2017, respectively.

Realized capital gains and losses for the three months ended June 30, 2018 primarily reflect the sale of debt securities. Realized capital gains and losses for the first six months of 2018 primarily reflect a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information on this conversion.

Realized capital gains and losses for the three and six months ended June 30, 2017 primarily reflect the sale of equity securities. Realized capital gains for the first six months of 2017 also include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio.

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in millions)
Gross realized capital gains	$6.5	$34.0	$66.4	$142.7
Gross realized capital losses	-	(24.7)	(15.4)	(73.8)

Net realized capital gains	$6.5	$9.3	$51.0	$68.9

Gross realized loss amounts exclude OTTI losses, as discussed below.

(f) OTTI Losses

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

OTTI losses in the first six months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $0.5 million of OTTI losses, none were incurred in the second quarter of 2018.

OTTI losses in the first six months of 2017 reflect $7.0 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $7.0 million of OTTI losses, $6.8 million related to equity securities, primarily in the retail sector, and $0.2 million related to debt securities. The determination that unrealized losses on the securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $7.0 million of OTTI losses, $3.8 million was incurred in the second quarter of 2017.

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of June 30, 2018 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of June 30, 2018
Debt securities:
U.S. Government obligations	$532.8	$12.7	$390.1	$20.3	$922.9	$33.0
Municipal bonds	543.2	8.2	215.2	8.9	758.4	17.1
Foreign government obligations	189.9	2.1	130.5	3.6	320.4	5.7
U.S. corporate bonds	1,355.7	32.1	174.1	9.8	1,529.8	41.9
Foreign corporate bonds	656.7	12.7	189.2	6.3	845.9	19.0
Mortgage and asset-backed securities:
RMBS	887.3	21.3	116.5	5.4	1,003.8	26.7
CMBS	277.9	4.6	32.3	2.8	310.2	7.4
Other asset-backed securities	982.2	6.4	27.7	0.4	1,009.9	6.8

Total temporarily impaired securities	$5,425.7	$100.1	$1,275.6	$57.5	$6,701.3	$157.6

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of December 31, 2017
Equity securities:
Common stock	$145.7	$3.8	$-	$-	$145.7	$3.8
Preferred stock	-	-	-	-	-	-

Total equity securities	145.7	3.8	-	-	145.7	3.8

Debt securities:
U.S. Government obligations	447.8	4.4	416.6	13.2	864.4	17.6
Municipal bonds	240.0	1.5	267.3	5.1	507.3	6.6
Foreign government obligations	321.9	2.7	72.2	2.0	394.1	4.7
U.S. corporate bonds	568.8	6.1	207.3	3.6	776.1	9.7
Foreign corporate bonds	417.4	3.0	159.4	3.5	576.8	6.5
Mortgage and asset-backed securities:
RMBS	284.2	1.6	131.5	3.0	415.7	4.6
CMBS	112.2	0.5	34.7	1.8	146.9	2.3
Other asset-backed securities	211.1	0.9	65.7	0.4	276.8	1.3

Total debt securities	2,603.4	20.7	1,354.7	32.6	3,958.1	53.3

Total temporarily impaired securities	$2,749.1	$24.5	$1,354.7	$32.6	$4,103.8	$57.1

As of June 30, 2018, Alleghany held a total of 1,995 debt securities that were in an unrealized loss position, of which 430 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted primarily of losses related primarily to U.S. Government obligations, U.S. corporate bonds, municipal bonds, foreign corporate bonds and RMBS.

As of June 30, 2018, the vast majority of Alleghany’s debt securities were rated investment grade, with 4.3 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.3 percent as of December 31, 2017.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2018, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $219.8 million, which is net of returns of capital received from the Pillar Investments.

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

(i) Investments in Commercial Mortgage Loans

As of June 30, 2018, the carrying value of Alleghany’s commercial mortgage loan portfolio was $695.8 million, representing the unpaid principal balance on the loans. As of June 30, 2018, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	($ in millions)
Reserves as of January 1	$11,871.3	$11,087.2
Less: reinsurance recoverables(1)	1,650.1	1,236.2

Net reserves as of January 1	10,221.2	9,851.0

Other adjustments	2.0	-

Incurred loss and LAE, net of reinsurance, related to:
Current year	1,546.7	1,545.6
Prior years	(137.9)	(111.4)

Total incurred loss and LAE, net of reinsurance	1,408.8	1,434.2

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	237.6	242.7
Prior years	1,366.1	1,190.1

Total paid loss and LAE, net of reinsurance	1,603.7	1,432.8

Foreign currency exchange rate effect	(24.2)	55.4

Net reserves as of June 30	10,004.1	9,907.8
Reinsurance recoverables as of June 30(1)	1,511.4	1,152.4

Reserves as of June 30	$11,515.5	$11,060.2

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves and reinsurance recoverables as of June 30, 2018 decreased from December 31, 2017, primarily reflecting payments on catastrophe losses incurred in 2017 and favorable prior accident year loss reserve development. The decrease in net loss and LAE reserves was partially offset by the collection of reinsurance recoverables related to catastrophe losses incurred in 2017.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$5.1(	1)	$(4.0)	(2)	$(25.3)	(3)	$(4.4)	(2)
Non-catastrophe	(18.8)	(4)	(18.9)	(5)	(29.8)	(4)	(50.0)	(5)

Total property	(13.7)		(22.9)		(55.1)		(54.4)

Casualty & other:
Malpractice Treaties(6)	(3.4)		(2.0)		(3.4)		(2.0)
Ogden rate impact(7)	-		-		-		24.4
Other	(33.6)	(8)	(27.7)	(9)	(63.8)	(10)	(58.9)	(9)

Total casualty & other	(37.0)		(29.7)		(67.2)		(36.5)

Total Reinsurance Segment	(50.7)		(52.6)		(122.3)		(90.9)

Insurance Segment
RSUI:
Casualty	(1.5)	(11)	(9.5)	(12)	(12.5)	(13)	(21.6)	(12)
Property and other	0.1		(0.8)		-		2.9(	14)

Total RSUI	(1.4)		(10.3)		(12.5)		(18.7)

CapSpecialty	(0.1)		(0.2)	(15)	(3.1)	(16)	(0.8)	(15)
PacificComp	-		(0.5)	(17)	-		(1.0)	(17)

Total incurred related to prior years	$(52.2)		$(63.6)		$(137.9)		$(111.4)

(1)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricane Maria that occurred in the 2017 accident year, partially offset by favorable prior accident year loss reserve development related to Hurricane Harvey that occurred in the 2017 accident year and catastrophes that occurred in the 2016 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to catastrophes that occurred in the 2010 through 2016 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development related to Hurricanes Harvey and Maria that occurred in the 2017 accident year and catastrophes that occurred in the 2016 accident year.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2013 through 2016 accident years.
(6)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(7)	Represents unfavorable prior accident year loss reserve development related to the U.K. Ministry of Justice’s significant reduction in the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K to negative 0.75 percent as of March 20, 2017 from 2.50 percent.
(8)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2015 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.
(9)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed U.S. professional liability lines of business in the 2005 through 2014 accident years, partially offset by unfavorable development in the shorter-tailed casualty lines of business in the 2015 accident year in the U.S. and in the U.K.
(10)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.
(11)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2012 accident year.
(12)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2011 accident years.

(13)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2009 and 2012 accident years.
(14)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business in the 2015 and 2016 accident years.
(15)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business in the 2010 and 2015 accident years.
(16)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.
(17)	Primarily reflects favorable prior accident year loss reserve development in the 2013 and prior accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first six months of 2018 was 19.1 percent, compared with 27.6 percent for the first six months of 2017. The decrease in the effective tax rate in the first six months of 2018 from the first six months of 2017 primarily reflects the decrease in the U.S. corporate federal income tax rate from 35.0 percent to 21.0 percent due to the Tax Act, partially offset by new limitations on certain deductions as a result of the Tax Act. There continues to be a degree of uncertainty as to how certain provisions of the Tax Act will be interpreted and implemented in practice in the future.

Alleghany believes that, as of June 30, 2018, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2018.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In June 2018, the Alleghany Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. As of June 30, 2018, Alleghany had $527.1 million remaining under both share repurchase authorization programs.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and six months ended June 30, 2018 and 2017 pursuant to the 2015 Repurchase Program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Shares repurchased	368,551	-	403,623	-
Cost of shares repurchased (in millions)	$214.8	$-	$236.1	$-
Average price per share repurchased	$582.92	$-	$584.96	$-

(b) Accumulated Other Comprehensive Income (loss)

The following table presents a reconciliation of the changes during the six months ended June 30, 2018 and 2017 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$ (15.5)	$618.1

Cumulative effect of adoption of new accounting pronouncements(1):
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	-	-	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1

Total	(579.0)	(18.2)	(3.3)	(600.5)

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(179.7)	(5.4)	(1.1)	(186.2)
Reclassifications from accumulated other comprehensive income	(3.7)	-	-	(3.7)

Total	(183.4)	(5.4)	(1.1)	(189.9)

Balance as of June 30, 2018	$(44.2)	$(108.2)	$(19.9)	$(172.3)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3

Cumulative effect of adoption of new accounting pronouncements(1)	12.9	-	-	12.9

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	266.7	15.0	(0.3)	281.4
Reclassifications from accumulated other comprehensive income	(40.3)	-	-	(40.3)

Total	226.4	15.0	(0.3)	241.1

Balance as of June 30, 2017	$471.5	$(96.2)	$(12.0)	$363.3

(1)	See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new investment accounting guidance and new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and six months ended June 30, 2018 and 2017:

Accumulated Other		Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2018	2017	2018	2017
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(6.5)	$(9.3)	$(5.3)	$(68.9)
	Other than temporary impairment losses	-	3.8	0.5	7.0
	Income taxes	1.4	1.9	1.1	21.6

Total reclassifications:	Net earnings	$(5.1)	$(3.6)	$(3.7)	$(40.3)

(1)	For the six month period ended June 30, 2018, excludes a $45.7 million pre-tax gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2018, the Alleghany Board of Directors declared a special dividend of $10 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$295.1	$101.8	$466.7	$251.0
Effect of dilutive securities	-	-	-	-

Income available to common stockholders for diluted earnings per share	$295.1	$101.8	$466.7	$251.0

Weighted average common shares outstanding applicable to basic earnings per share	15,180,075	15,419,034	15,284,679	15,416,366
Effect of dilutive securities	-	-	4,915	5,703

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	15,180,075	15,419,034	15,289,594	15,422,069

57,766 and 75,035 contingently issuable shares were potentially available during the first six months of 2018 and 2017, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

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

(c) Energy Holdings

As of June 30, 2018, Alleghany had holdings in energy sector businesses of $920.0 million, comprised of $289.6 million of debt securities, $487.1 million of equity securities and $143.3 million of Alleghany’s equity attributable to SORC.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the business. As such, Alleghany classifies its business into three reportable segments – reinsurance, insurance and Alleghany Capital. Alleghany determined that Alleghany Capital qualified as a reportable segment in the first quarter of 2018, reflecting the increased significance of Alleghany Capital’s business to Alleghany and its projected growth.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level. Industrial operations are conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel, beginning April 28, 2017 (the date on which Alleghany Capital acquired approximately 80 percent of the equity thereof), and a 45 percent equity interest in Wilbert, beginning August 1, 2017 (the date on which Alleghany Capital acquired a 45 percent equity interest therein). Non-industrial operations are conducted through IPS and Jazwares. On August 1, 2017, Alleghany Capital acquired a 45 percent equity interest in Wilbert.

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld, a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $111.3 million, consisting of $96.6 million in cash and $14.7 million of incremental debt. The acquisition-date consideration transferred and purchase price allocation to the acquired assets and assumed liabilities of Hirschfeld were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for acquired assets and assumed liabilities, as well as the residual goodwill. The acquisition accounting for Hirschfeld is expected to be finalized later in 2018.

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

(b) Results

The following tables present the results for Alleghany’s three reportable segments and for corporate activities for the three and six months ended June 30, 2018 and 2017:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2018	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$345.1	$726.6	$1,071.7	$318.8	$88.7	$407.5	$1,479.2	$-	$1,479.2	$(6.5)	$1,472.7
Net premiums written	275.9	700.7	976.6	216.9	82.3	299.2	1,275.8	-	1,275.8	-	1,275.8
Net premiums earned	292.1	689.2	981.3	184.7	71.0	255.7	1,237.0	-	1,237.0	-	1,237.0
Net loss and LAE	153.5	440.0	593.5	105.7	39.0	144.7	738.2	-	738.2	-	738.2
Commissions, brokerage and other underwriting expenses	94.8	223.2	318.0	53.7	30.4	84.1	402.1	-	402.1	-	402.1

Underwriting profit(3)	$43.8	$26.0	$69.8	$25.3	$1.6	$26.9	96.7	-	96.7	-	96.7

Net investment income							121.1	1.2	122.3	4.0	126.3
Change in the fair value of equity securities							146.8	-	146.8	38.4	185.2
Net realized capital gains							6.8	(0.1)	6.7	(0.2)	6.5
Other than temporary impairment losses							-	-	-	-	-
Noninsurance revenue							4.7	329.0	333.7	9.0	342.7
Other operating expenses							19.9	314.5	334.4	8.8	343.2
Corporate administration							0.8	-	0.8	13.3	14.1
Amortization of intangible assets							0.2	5.8	6.0	-	6.0
Interest expense							6.9	2.3	9.2	13.1	22.3

Earnings before income taxes							$348.3	$7.5	$355.8	$16.0	$371.8

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
							($ in millions)
Gross premiums written	$369.1	$676.3	$1,045.4	$295.1	$73.3	$41.9	$410.3	$1,455.7	$-	$1,455.7	$(5.7)	$1,450.0
Net premiums written	317.2	661.6	978.8	204.6	68.4	41.3	314.3	1,293.1	-	1,293.1	-	1,293.1
Net premiums earned	270.5	686.9	957.4	178.5	64.1	43.9	286.5	1,243.9	-	1,243.9	-	1,243.9
Net loss and LAE	122.9	450.1	573.0	93.8	35.6	32.5	161.9	734.9	-	734.9	-	734.9
Commissions, brokerage and other underwriting expenses	87.9	234.3	322.2	53.0	27.2	11.3	91.5	413.7	-	413.7	-	413.7

Underwriting profit(3)	$59.7	$2.5	$62.2	$31.7	$1.3	$0.1	$33.1	95.3	-	95.3	-	95.3

Net investment income								98.0	0.2	98.2	3.5	101.7
Change in the fair value of equity securities								-	-	-	-	-
Net realized capital gains								9.2	0.2	9.4	(0.1)	9.3
Other than temporary impairment losses								(3.8)	-	(3.8)	-	(3.8)
Noninsurance revenue								3.3	192.8	196.1	6.7	202.8
Other operating expenses								25.9	189.4	215.3	9.9	225.2
Corporate administration								0.8	-	0.8	13.6	14.4
Amortization of intangible assets								(0.4)	5.0	4.6	-	4.6
Interest expense								6.8	1.0	7.8	13.2	21.0

Earnings (losses) before income taxes								$168.9	$(2.2)	$166.7	$(26.6)	$140.1

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2018	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
						($ in millions)
Gross premiums written	$742.3	$1,445.0	$2,187.3	$593.4	$163.2	$756.6	$2,943.9	$-	$2,943.9	$(12.4)	$2,931.5
Net premiums written	581.0	1,392.7	1,973.7	403.8	151.7	555.5	2,529.2	-	2,529.2	-	2,529.2
Net premiums earned	567.2	1,374.3	1,941.5	365.6	137.7	503.3	2,444.8	-	2,444.8	-	2,444.8
Net loss and LAE	250.1	882.8	1,132.9	202.6	73.3	275.9	1,408.8	-	1,408.8	-	1,408.8
Commissions, brokerage and other underwriting expenses	187.9	452.1	640.0	107.2	61.2	168.4	808.4	-	808.4	-	808.4

Underwriting profit(3)	$129.2	$39.4	$168.6	$55.8	$3.2	$59.0	227.6	-	227.6	-	227.6

Net investment income							239.4	3.1	242.5	7.9	250.4
Change in the fair value of equity securities							132.7	-	132.7	9.9	142.6
Net realized capital gains							50.7	0.5	51.2	(0.2)	51.0
Other than temporary impairment losses							(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue							10.4	571.7	582.1	12.3	594.4
Other operating expenses							37.0	554.4	591.4	16.7	608.1
Corporate administration							0.5	-	0.5	21.4	21.9
Amortization of intangible assets							-	11.2	11.2	-	11.2
Interest expense							13.6	3.6	17.2	26.6	43.8

Earnings (losses) before income taxes							$609.2	$6.1	$615.3	$(34.8)	$580.5

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
							($ in millions)
Gross premiums written	$744.5	$1,356.6	$2,101.1	$559.6	$138.8	$82.6	$781.0	$2,882.1	$-	$2,882.1	$(11.2)	$2,870.9
Net premiums written	602.4	1,325.8	1,928.2	387.2	129.4	81.4	598.0	2,526.2	-	2,526.2	-	2,526.2
Net premiums earned	557.3	1,326.2	1,883.5	361.2	126.2	82.2	569.6	2,453.1	-	2,453.1	-	2,453.1
Net loss and LAE	244.7	885.4	1,130.1	174.4	68.7	61.0	304.1	1,434.2	-	1,434.2	-	1,434.2
Commissions, brokerage and other underwriting expenses	178.7	459.0	637.7	107.9	54.9	21.7	184.5	822.2	-	822.2	-	822.2

Underwriting profit (loss)(3)	$133.9	$(18.2)	$115.7	$78.9	$2.6	$(0.5)	$81.0	196.7	-	196.7	-	196.7

Net investment income								210.3	0.5	210.8	6.4	217.2
Change in the fair value of equity securities								-	-	-	-	-
Net realized capital gains								69.4	0.1	69.5	(0.6)	68.9
Other than temporary impairment losses								(7.0)	-	(7.0)	-	(7.0)
Noninsurance revenue								5.8	337.6	343.4	10.7	354.1
Other operating expenses								49.1	331.0	380.1	20.2	400.3
Corporate administration								1.6	-	1.6	29.7	31.3
Amortization of intangible assets								(0.9)	9.3	8.4	-	8.4
Interest expense								13.6	1.8	15.4	26.5	41.9

Earnings (losses) before income taxes								$411.8	$(3.9)	$407.9	$(59.9)	$348.0

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Includes elimination of minor reinsurance activity between segments.
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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s three reportable segments and for corporate activities as of June 30, 2018:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$16,356.9	$13,387.8	$5,208.5
Insurance segment	6,837.9	5,263.3	2,891.5

Subtotal	23,194.8	18,651.1	8,100.0
Alleghany Capital	1,328.3	130.5	777.2

Total segments	24,523.1	18,781.6	8,877.2
Corporate activities	562.8	485.6	(472.8)

Consolidated	$25,085.9	$19,267.2	$8,404.4

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $185.4 million as of June 30, 2018. The $185.4 million includes $95.0 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld), $41.0 million of borrowings by Jazwares under its available credit facility, $19.1 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions and borrowings under its available credit facility, $15.7 million of borrowings by IPS under its available credit facility, and $14.6 million of term loans at Bourn & Koch related to borrowings to finance an acquisition and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in millions)
Industrial(1)	$221.9	$74.5	$367.4	$116.4
Non-industrial(2)	107.1	118.3	204.2	221.2
Corporate & other	-	-	0.1	-

Alleghany Capital	$329.0	$192.8	$571.7	$337.6

(1)

For the three and six months ended June 30, 2018, the vast majority of noninsurance revenues were recognized as goods and services transferred to customers over time. For the three and six months ended June 30, 2017, approximately 66 percent and 57 percent, respectively, of noninsurance revenues were recognized as services were transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(2)

For the three and six months ended June 30, 2018, approximately 70 percent of noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and six months ended June 30, 2017, approximately 75 percent and 78 percent, respectively, of noninsurance revenues were recognized as services were transferred to customers over time, with the remainder recognized as goods were transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2017, or the “2017 Form 10-K.”

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

Operating earnings before income taxes is a non-GAAP financial measure for our noninsurance operating subsidiaries and investments in the Alleghany Capital segment. Operating earnings before income taxes represents noninsurance revenue less all operating expenses, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI losses; and (v) income taxes. Because operating earnings before income taxes excludes income taxes, change in the fair value of equity securities, net realized capital gains, OTTI losses, and amortization of intangible assets, it provides an indication of economic performance that is not affected by investment activity, levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use operating earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of operating earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

In prior filings, we have used Adjusted EBITDA as a non-GAAP financial measure for our noninsurance operating subsidiaries held by Alleghany Capital. We believe that operating earnings before income taxes is a more useful non-GAAP financial measure, as it reflects: (i) ongoing capital expenditures through the inclusion of depreciation expense (a component of other operating expenses); and (ii) ongoing levels of debt through the inclusion of interest expenses.

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

•	Net earnings attributable to Alleghany stockholders were $295.1 million in the second quarter of 2018, compared with $101.8 million in the second quarter of 2017, an increase of 189.9 percent, and $466.7 million in the first six months of 2018, compared with $251.0 million in the first six months of 2017, an increase of 85.9 percent.

•	Earnings before income taxes were $371.8 million in the second quarter of 2018, compared with $140.1 million in the second quarter of 2017, and $580.5 million in the first six months of 2018, compared with $348.0 million in the first six months of 2017.

•	Net investment income increased by 24.2 percent and 15.3 percent in the second quarter and first six months of 2018, respectively, from the corresponding 2017 periods.

•	Net premiums written decreased by 1.3 percent in the second quarter of 2018 from the second quarter of 2017, and net premiums written for the first six months of 2018 approximated those for the first six months of 2017.

•	Underwriting profit was $96.7 million in the second quarter of 2018, compared with $95.3 million in the second quarter of 2017, and $227.6 million in the first six months of 2018, compared with $196.7 million in the first six months of 2017.

•	The combined ratio for our reinsurance and insurance segments was 92.2 percent in the second quarter of 2018, compared with 92.4 percent in the second quarter of 2017, and 90.7 percent in the first six months of 2018, compared with 92.0 percent in the first six months of 2017.

•	Catastrophe losses, net of reinsurance, were $14.3 million in the second quarter of 2018, compared with $11.4 million in the second quarter of 2017, and $18.4 million in the first six months of 2018, compared with $15.4 million in the first six months of 2017.

•	Net favorable prior accident year loss reserve development was $52.2 million in the second quarter of 2018, compared with $63.6 million in the second quarter of 2017, and $137.9 million in the first six months of 2018, compared with $111.4 million in the first six months of 2017.

•	Noninsurance revenues for Alleghany Capital were $329.0 million in the second quarter of 2018, compared with $192.8 million in the second quarter of 2017, and $571.7 million in the first six months of 2018, compared with $337.6 million in the first six months of 2017.

•	Earnings before income taxes for Alleghany Capital were $7.5 million in the second quarter of 2018, compared with losses before income taxes of $2.2 million in the second quarter of 2017, and earnings before income taxes were $6.1 million in the first six months of 2018, compared with losses before income taxes of $3.9 million in the first six months of 2017. Operating earnings before income taxes were $13.4 million in the second quarter of 2018, compared with $2.6 million in the second quarter of 2017, and $16.8 million in the first six months of 2018, compared with $5.3 million in the first six months of 2017.

As of June 30, 2018, we had total assets of $25.1 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.4 billion. As of June 30, 2018, we had consolidated total investments of approximately $18.6 billion, consisting of $12.1 billion invested in debt securities, $4.7 billion invested in equity securities, $0.5 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in millions)
Revenues
Net premiums earned	$1,237.0	$1,243.9	$2,444.8	$2,453.1
Net investment income	126.3	101.7	250.4	217.2
Change in the fair value of equity securities	185.2	-	142.6	-
Net realized capital gains	6.5	9.3	51.0	68.9
Other than temporary impairment losses	-	(3.8)	(0.5)	(7.0)
Noninsurance revenue	342.7	202.8	594.4	354.1

Total revenues	1,897.7	1,553.9	3,482.7	3,086.3

Costs and Expenseses
Net loss and loss adjustment expenses	738.2	734.9	1,408.8	1,434.2
Commissions, brokerage and other underwriting expenses	402.1	413.7	808.4	822.2
Other operating expenses	343.2	225.2	608.1	400.3
Corporate administration	14.1	14.4	21.9	31.3
Amortization of intangible assets	6.0	4.6	11.2	8.4
Interest expense	22.3	21.0	43.8	41.9

Total costs and expenses	1,525.9	1,413.8	2,902.2	2,738.3

Earnings before income taxes	371.8	140.1	580.5	348.0
Income taxes	73.4	37.4	110.9	96.0

Net earnings	298.4	102.7	469.6	252.0
Net earnings attributable to noncontrolling interests	3.3	0.9	2.9	1.0

Net earnings attributable to Alleghany stockholders	$295.1	$101.8	$466.7	$251.0

Alleghany’s segments are reported in a manner consistent with the way management evaluates the business. As such, Alleghany classifies its business into three reportable segments – reinsurance, insurance and Alleghany Capital. Alleghany determined that Alleghany Capital qualified as a reportable segment in the first quarter of 2018, reflecting the increased significance of Alleghany Capital’s business to Alleghany and its projected growth. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The tables below present the results for our segments and for other activities for the three and six months ended June 30, 2018 and 2017.

	Segments
Three Months Ended June 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,071.7	$407.5	$1,479.2	$-	$1,479.2	$(6.5)	$1,472.7
Net premiums written	976.6	299.2	1,275.8	-	1,275.8	-	1,275.8

Net premiums earned	981.3	255.7	1,237.0	-	1,237.0	-	1,237.0

Net loss and LAE:
Current year (excluding catastrophe losses)	644.2	131.9	776.1	-	776.1	-	776.1
Current year catastrophe losses	-	14.3	14.3	-	14.3	-	14.3
Prior years	(50.7)	(1.5)	(52.2)	-	(52.2)	-	(52.2)

Total net loss and LAE	593.5	144.7	738.2	-	738.2	-	738.2
Commissions, brokerage and other underwriting expenses	318.0	84.1	402.1	-	402.1	-	402.1

Underwriting profit(2)	$69.8	$26.9	96.7	-	96.7	-	96.7

Net investment income			121.1	1.2	122.3	4.0	126.3
Change in the fair value of equity securities			146.8	-	146.8	38.4	185.2
Net realized capital gains			6.8	(0.1)	6.7	(0.2)	6.5
Other than temporary impairment losses			-	-	-	-	-
Noninsurance revenue			4.7	329.0	333.7	9.0	342.7
Other operating expenses			19.9	314.5	334.4	8.8	343.2
Corporate administration			0.8	-	0.8	13.3	14.1
Amortization of intangible assets			0.2	5.8	6.0	-	6.0
Interest expense			6.9	2.3	9.2	13.1	22.3

Earnings before income taxes			$348.3	$7.5	$355.8	$16.0	$371.8

Loss ratio(3):
Current year (excluding catastrophe losses)	65.6%	51.6%	62.7%
Current year catastrophe losses	-%	5.6%	1.2%
Prior years	(5.2%)	(0.6%)	(4.2%)

Total net loss and LAE	60.4%	56.6%	59.7%
Expense ratio(4)	32.4%	32.9%	32.5%

Combined ratio(5)	92.8%	89.5%	92.2%

	Segments
Three Months Ended June 30, 2017	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,045.4	$410.3	$1,455.7	$-	$1,455.7	$(5.7)	$1,450.0
Net premiums written	978.8	314.3	1,293.1	-	1,293.1	-	1,293.1

Net premiums earned	957.4	286.5	1,243.9	-	1,243.9	-	1,243.9

Net loss and LAE:
Current year (excluding catastrophe losses)	625.6	161.5	787.1	-	787.1	-	787.1
Current year catastrophe losses	-	11.4	11.4	-	11.4	-	11.4
Prior years	(52.6)	(11.0)	(63.6)	-	(63.6)	-	(63.6)

Total net loss and LAE	573.0	161.9	734.9	-	734.9	-	734.9
Commissions, brokerage and other underwriting expenses	322.2	91.5	413.7	-	413.7	-	413.7

Underwriting profit(2)	$62.2	$33.1	95.3	-	95.3	-	95.3

Net investment income			98.0	0.2	98.2	3.5	101.7
Change in the fair value of equity securities			-	-	-	-	-
Net realized capital gains			9.2	0.2	9.4	(0.1)	9.3
Other than temporary impairment losses			(3.8)	-	(3.8)	-	(3.8)
Noninsurance revenue			3.3	192.8	196.1	6.7	202.8
Other operating expenses			25.9	189.4	215.3	9.9	225.2
Corporate administration			0.8	-	0.8	13.6	14.4
Amortization of intangible assets			(0.4)	5.0	4.6	-	4.6
Interest expense			6.8	1.0	7.8	13.2	21.0

Earnings (losses) before income taxes			$168.9	$(2.2)	$166.7	$(26.6)	$140.1

Loss ratio(3):
Current year (excluding catastrophe losses)	65.4%	56.3%	63.3%
Current year catastrophe losses	-%	4.0%	0.9%
Prior years	(5.5%)	(3.8%)	(5.1%)

Total net loss and LAE	59.9%	56.5%	59.1%
Expense ratio(4)	33.6%	31.9%	33.3%

Combined ratio(5)	93.5%	88.4%	92.4%

	Segments
Six Months Ended June 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,187.3	$756.6	$2,943.9	$-	$2,943.9	$(12.4)	$2,931.5
Net premiums written	1,973.7	555.5	2,529.2	-	2,529.2	-	2,529.2

Net premiums earned	1,941.5	503.3	2,444.8	-	2,444.8	-	2,444.8

Net loss and LAE:
Current year (excluding catastrophe losses)	1,255.2	273.1	1,528.3	-	1,528.3	-	1,528.3
Current year catastrophe losses	-	18.4	18.4	-	18.4	-	18.4
Prior years	(122.3)	(15.6)	(137.9)	-	(137.9)	-	(137.9)

Total net loss and LAE	1,132.9	275.9	1,408.8	-	1,408.8	-	1,408.8
Commissions, brokerage and other underwriting expenses	640.0	168.4	808.4	-	808.4	-	808.4

Underwriting profit(2)	$168.6	$59.0	227.6	-	227.6	-	227.6

Net investment income			239.4	3.1	242.5	7.9	250.4
Change in the fair value of equity securities			132.7	-	132.7	9.9	142.6
Net realized capital gains			50.7	0.5	51.2	(0.2)	51.0
Other than temporary impairment losses			(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue			10.4	571.7	582.1	12.3	594.4
Other operating expenses			37.0	554.4	591.4	16.7	608.1
Corporate administration			0.5	-	0.5	21.4	21.9
Amortization of intangible assets			-	11.2	11.2	-	11.2
Interest expense			13.6	3.6	17.2	26.6	43.8

Earnings (losses) before income taxes			$609.2	$6.1	$615.3	$(34.8)	$580.5

Loss ratio(3):
Current year (excluding catastrophe losses)	64.7%	54.3%	62.5%
Current year catastrophe losses	-%	3.6%	0.8%
Prior years	(6.3%)	(3.1%)	(5.7%)

Total net loss and LAE	58.4%	54.8%	57.6%
Expense ratio(4)	33.0%	33.5%	33.1%

Combined ratio(5)	91.4%	88.3%	90.7%

	Segments
Six Months Ended June 30, 2017	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,101.1	$781.0	$2,882.1	$-	$2,882.1	$(11.2)	$2,870.9
Net premiums written	1,928.2	598.0	2,526.2	-	2,526.2	-	2,526.2

Net premiums earned	1,883.5	569.6	2,453.1	-	2,453.1	-	2,453.1

Net loss and LAE:
Current year (excluding catastrophe losses)	1,221.0	309.2	1,530.2	-	1,530.2	-	1,530.2
Current year catastrophe losses	-	15.4	15.4	-	15.4	-	15.4
Prior years	(90.9)	(20.5)	(111.4)	-	(111.4)	-	(111.4)

Total net loss and LAE	1,130.1	304.1	1,434.2	-	1,434.2	-	1,434.2
Commissions, brokerage and other underwriting expenses	637.7	184.5	822.2	-	822.2	-	822.2

Underwriting profit(2)	$115.7	$81.0	196.7	-	196.7	-	196.7

Net investment income			210.3	0.5	210.8	6.4	217.2
Change in the fair value of equity securities			-	-	-	-	-
Net realized capital gains			69.4	0.1	69.5	(0.6)	68.9
Other than temporary impairment losses			(7.0)	-	(7.0)	-	(7.0)
Noninsurance revenue			5.8	337.6	343.4	10.7	354.1
Other operating expenses			49.1	331.0	380.1	20.2	400.3
Corporate administration			1.6	-	1.6	29.7	31.3
Amortization of intangible assets			(0.9)	9.3	8.4	-	8.4
Interest expense			13.6	1.8	15.4	26.5	41.9

Earnings (losses) before income taxes			$411.8	$(3.9)	$407.9	$(59.9)	$348.0

Loss ratio(3):
Current year (excluding catastrophe losses)	64.8%	54.3%	62.4%
Current year catastrophe losses	-%	2.7%	0.6%
Prior years	(4.8%)	(3.6%)	(4.5%)

Total net loss and LAE	60.0%	53.4%	58.5%
Expense ratio(4)	33.9%	32.4%	33.5%

Combined ratio(5)	93.9%	85.8%	92.0%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Premiums. The following table presents our consolidated premiums:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Premiums written:
Gross premiums written	$1,472.7	$1,450.0	1.6%	$2,931.5	$2,870.9	2.1%
Net premiums written	1,275.8	1,293.1	(1.3%)	2,529.2	2,526.2	0.1%
Net premiums earned	1,237.0	1,243.9	(0.6%)	2,444.8	2,453.1	(0.3%)

The increases in gross premiums written in the second quarter and first six months of 2018 from the corresponding 2017 periods are primarily attributable to increases at our reinsurance segment, as well as growth at CapSpecialty and, to a lesser extent, RSUI, partially offset by the impact of the sale of PacificComp. The increases at our reinsurance segment primarily reflect increases in casualty premiums written by the European and Asia-Pacific operations and the impact of changes in foreign currency exchange rates. In addition, gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” increased to $187.7 million in the second quarter of 2018 from $183.9 million in the second quarter of 2017, and decreased to $371.7 million in the first six months of 2018 from $374.1 million in the first six months of 2017.

The decrease in net premiums written in the second quarter of 2018 from the second quarter of 2017 primarily reflects higher ceded premiums written due to an increase in retrocessional coverage purchased in 2018 at our reinsurance segment, partially offset by increases in gross premiums written, as discussed above.

The decreases in net premiums earned in the second quarter and first six months of 2018 from the corresponding 2017 periods are primarily attributable to decreases at our insurance segment due to the impact of sale of PacificComp, partially offset by increases at our reinsurance segment due mainly to increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2018.

A detailed comparison of premiums by segment for the second quarter and first six months of 2018 and 2017 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2018		2017		Percent Change		2018		2017		Percent Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$776.1		$787.1		(1.4%	)	$1,528.3		$1,530.2		(0.1%	)
Current year catastrophe losses	14.3		11.4		25.4%		18.4		15.4		19.5%
Prior years	(52.2)		(63.6)		(17.9%	)	(137.9)		(111.4)		23.8%

Total net loss and LAE	$738.2		$734.9		0.4%		$1,408.8		$1,434.2		(1.8%	)

Loss ratio:
Current year (excluding catastrophe losses)	62.7%		63.3%				62.5%		62.4%
Current year catastrophe losses	1.2%		0.9%				0.8%		0.6%
Prior years	(4.2%	)	(5.1%	)			(5.7%	)	(4.5%	)

Total net loss and LAE	59.7%		59.1%				57.6%		58.5%

The increase in net loss and LAE in the second quarter of 2018 from the second quarter of 2017 primarily reflects an increase at our reinsurance segment, due to the impact of an increase in net premiums earned, partially offset by a decrease at our insurance segment. The decrease at our insurance segment is due to the impact of the sale of PacificComp, partially offset by a decrease in favorable prior accident year loss reserve development and higher catastrophe losses incurred at RSUI.

The decrease in net loss and LAE in the first six months of 2018 from the first six months of 2017 primarily reflects a decrease at our insurance segment, partially offset by a slight increase at our reinsurance segment. The decrease in our insurance segment primarily reflects the impact of the sale of PacificComp, partially offset by a decrease in favorable prior accident year loss reserve development and higher catastrophe losses incurred at RSUI. The slight increase at our reinsurance segment primarily reflects the impact of an increase in net premiums earned, partially offset by an increase in favorable prior accident year loss reserve development.

Net loss and LAE in the first six months of 2017 for the reinsurance segment includes $24.4 million of unfavorable prior accident year loss reserve development related to the U.K. Ministry of Justice’s significant reduction in the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

A detailed comparison of net loss and LAE by segment for the second quarter and first six months of 2018 and 2017 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Percent Change		2018	2017	Percent Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$402.1	$413.7	(2.8%	)	$808.4	$822.2	(1.7%)

Expense ratio	32.5%	33.3%			33.1%	33.5%

The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect decreases at our insurance segment due to the impact of the sale of PacificComp, partially offset by increases at CapSpecialty due primarily to the impact of higher net premiums earned.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the three and six months ended June 30, 2018 and 2017 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Percent Change		2018	2017	Percent Change
	($ in millions)
Underwriting profit	$96.7	$95.3	1.5%		$227.6	$196.7	15.7%

Combined ratio	92.2%	92.4%			90.7%	92.0%

The increases in underwriting profit in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases at our reinsurance segment, partially offset by decreases at our insurance segment. The increases at our reinsurance segment primarily reflect the impact of increases in net premiums earned and, for the first six months of 2018, an increase in favorable prior accident year loss reserve development, all as discussed above. The decreases at our insurance segment primarily reflect decreases in favorable prior accident year loss reserve development and higher catastrophe losses incurred at RSUI, all as discussed above.

A detailed comparison of underwriting profit by segment for the three and six months ended June 30, 2018 and 2017 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Percent Change		2018	2017	Percent Change
	($ in millions)
Net investment income	$126.3	$101.7	24.2%		$250.4	$217.2	15.3%
Change in the fair value of equity securities	185.2	-	-		142.6	-	-
Net realized capital gains	6.5	9.3	(30.1%	)	51.0	68.9	(26.0%)
Other than temporary impairment losses	-	(3.8)	(100.0%	)	(0.5)	(7.0)	(92.9%)

The increases in net investment income in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in dividend income resulting from an increase in the size of the equity securities portfolio and higher interest income. The increase in interest income primarily reflects higher yields on short-term investments and floating-rate debt securities and higher income from funds withheld, partially offset by the impact of the sale of PacificComp.

In addition, net investment income in the second quarter and first six months of 2018 reflects higher partnership income at AIHL. AIHL’s partnership income in the first six months of 2018 includes a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC, or “Ares,” as of March 15, 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information. Partnership income in the second quarter and first six months of 2017 includes a $12.6 million charge on our equity investment in Ares, reflecting our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity.

In the first quarter of 2018, we adopted new investment accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net earnings. In earlier periods, equity securities were considered to be available-for-sale, or “AFS,” and were included in the analysis of OTTI. See Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our adoption of this new guidance.

The changes in the fair value of equity securities in the second quarter and first six months of 2018 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and energy sectors.

The decreases in net realized capital gains in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect a lack of net realized capital gains from equity securities in the 2018 periods resulting from our adoption of the new investment accounting guidance discussed above. The decrease for the first six months of 2018 was partially offset by a $45.7 million gain on AIHL’s conversion of most of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on AIHL’s conversion.

The absence of OTTI losses in the second quarter of 2018, compared with OTTI losses in the second quarter of 2017, and the decrease in OTTI losses in the first six months of 2018 from the first six months of 2017, primarily reflect an absence of impairments from equity securities in the 2018 periods resulting from our adoption of the new investment accounting guidance, as discussed above.

A detailed comparison of investment results for the three and six months ended June 30, 2018 and 2017 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Percent Change		2018	2017	Percent Change
	($ in millions)
Noninsurance revenue	$342.7	$202.8	69.0%		$594.4	$354.1	67.9%

Other operating expenses	343.2	225.2	52.4%		608.1	400.3	51.9%
Corporation administration	14.1	14.4	(2.1%	)	21.9	31.3	(30.0%	)
Amortization of intangible assets	6.0	4.6	30.4%		11.2	8.4	33.3%
Interest expense	22.3	21.0	6.2%		43.8	41.9	4.5%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $18.1 million and $23.6 million in the second quarter of 2018 and 2017, respectively, and $32.4 million and $45.0 million in the first six months of 2018 and 2017, respectively. The decreases in long-term incentive compensation at our reinsurance and insurance segments in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the impact of a decline in unrealized appreciation on our debt securities portfolio in the first six months of 2018 on incentive compensation expense accruals at TransRe and RSUI.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel. On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP, or “Hirschfeld,” a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $111.3 million.

The increases in noninsurance revenue and other operating expenses in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the acquisitions of W&W|AFCO Steel and Hirschfeld.

Corporate administration. The decrease in corporate administration expense in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflects a decrease in Alleghany’s long-term incentive compensation expense accruals due to the impact of a decline in unrealized appreciation on our debt securities portfolio in the first six months of 2018.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

Interest expense. The increases in interest expense in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect borrowings at W&W|AFCO Steel and Hirschfeld.

A detailed comparison of noninsurance revenues and expenses for the three and six months ended June 30, 2018 and 2017 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Income taxes	$73.4	$37.4	96.3%	$110.9	$96.0	15.5%

Effective tax rate				19.1%	27.6%

The increases in income taxes in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in earnings before income taxes, partially offset by lower effective tax rates. The decrease in the effective tax rate in first six months of 2018 from the first six months of 2017 primarily reflects the decrease in the U.S. corporate federal income tax rate from 35.0 percent to 21.0 percent due to the Tax Cuts and Jobs Act of 2017, or the “Tax Act,” partially offset by new limitations on certain deductions as a result of the Tax Act.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Earnings before income taxes	$371.8	$140.1	165.4%	$580.5	$348.0	66.8%
Net earnings attributable to Alleghany stockholders	295.1	101.8	189.9%	466.7	251.0	85.9%

The increases in earnings before income taxes in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect appreciation in the value of our equity securities portfolio resulting from our adoption of new investment accounting guidance in 2018 and, to a lesser extent, increases in net investment income, all as discussed above. In addition, the increase in earnings before income taxes in the first six months of 2018 from the first six months of 2017 also reflects an increase in underwriting profit, partially offset by a decrease in net realized capital gains, all as discussed above.

The increases in net earnings attributable to Alleghany stockholders in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in earnings before income taxes and lower effective income tax rates, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Three Months Ended June 30, 2018	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$345.1	$726.6	$1,071.7
Net premiums written	275.9	700.7	976.6

Net premiums earned	292.1	689.2	981.3

Net loss and LAE:
Current year (excluding catastrophe losses)	167.2	477.0	644.2
Current year catastrophe losses	-	-	-
Prior years	(13.7)	(37.0)	(50.7)

Total net loss and LAE	153.5	440.0	593.5
Commissions, brokerage and other underwriting expenses	94.8	223.2	318.0

Underwriting profit(2)	$43.8	$26.0	$69.8

Loss ratio(3):
Current year (excluding catastrophe losses)	57.2%	69.2%	65.6%
Current year catastrophe losses	-%	-%	-%
Prior years	(4.7%)	(5.4%)	(5.2%)

Total net loss and LAE	52.5%	63.8%	60.4%
Expense ratio(4)	32.5%	32.4%	32.4%

Combined ratio(5)	85.0%	96.2%	92.8%

Three Months Ended June 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$369.1	$676.3	$1,045.4
Net premiums written	317.2	661.6	978.8

Net premiums earned	270.5	686.9	957.4

Net loss and LAE:
Current year (excluding catastrophe losses)	145.8	479.8	625.6
Current year catastrophe losses	-	-	-
Prior years	(22.9)	(29.7)	(52.6)

Total net loss and LAE	122.9	450.1	573.0
Commissions, brokerage and other underwriting expenses	87.9	234.3	322.2

Underwriting profit(2)	$59.7	$2.5	$62.2

Loss ratio(3):
Current year (excluding catastrophe losses)	53.9%	69.9%	65.4%
Current year catastrophe losses	- %	- %	-%
Prior years	(8.5% )	(4.3% )	(5.5%)

Total net loss and LAE	45.4%	65.6%	59.9%
Expense ratio(4)	32.5%	34.1%	33.6%

Combined ratio(5)	77.9%	99.7%	93.5%

Six Months Ended June 30, 2018	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$742.3	$1,445.0	$2,187.3
Net premiums written	581.0	1,392.7	1,973.7

Net premiums earned	567.2	1,374.3	1,941.5

Net loss and LAE:
Current year (excluding catastrophe losses)	305.2	950.0	1,255.2
Current year catastrophe losses	-	-	-
Prior years	(55.1)	(67.2)	(122.3)

Total net loss and LAE	250.1	882.8	1,132.9
Commissions, brokerage and other underwriting expenses	187.9	452.1	640.0

Underwriting profit(2)	$129.2	$39.4	$168.6

Loss ratio(3):
Current year (excluding catastrophe losses)	53.8%	69.1%	64.7%
Current year catastrophe losses	-%	-%	-%
Prior years	(9.7%)	(4.9%)	(6.3%)

Total net loss and LAE	44.1%	64.2%	58.4%
Expense ratio(4)	33.1%	32.9%	33.0%

Combined ratio(5)	77.2%	97.1%	91.4%

Six Months Ended June 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$744.5	$1,356.6	$2,101.1
Net premiums written	602.4	1,325.8	1,928.2

Net premiums earned	557.3	1,326.2	1,883.5

Net loss and LAE:
Current year (excluding catastrophe losses)	299.1	921.9	1,221.0
Current year catastrophe losses	-	-	-
Prior years	(54.4)	(36.5)	(90.9)

Total net loss and LAE	244.7	885.4	1,130.1
Commissions, brokerage and other underwriting expenses	178.7	459.0	637.7

Underwriting profit (loss)(2)	$133.9	$(18.2)	$115.7

Loss ratio(3):
Current year (excluding catastrophe losses)	53.7%	69.5%	64.8%
Current year catastrophe losses	-%	-%	-%
Prior years	(9.8%)	(2.8%)	(4.8%)

Total net loss and LAE	43.9%	66.7%	60.0%
Expense ratio(4)	32.1%	34.6%	33.9%

Combined ratio(5)	76.0%	101.3%	93.9%

(1)	Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; and credit.
(2)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$345.1	$369.1	(6.5%)	$742.3	$744.5	(0.3%)
Net premiums written	275.9	317.2	(13.0%)	581.0	602.4	(3.6%)

Net premiums earned	292.1	270.5	8.0%	567.2	557.3	1.8%

Casualty & other
Premiums written:
Gross premiums written	$726.6	$676.3	7.4%	$1,445.0	$1,356.6	6.5%
Net premiums written	700.7	661.6	5.9%	1,392.7	1,325.8	5.0%

Net premiums earned	689.2	686.9	0.3%	1,374.3	1,326.2	3.6%

Total
Premiums written:
Gross premiums written	$1,071.7	$1,045.4	2.5%	$2,187.3	$2,101.1	4.1%
Net premiums written	976.6	978.8	(0.2%)	1,973.7	1,928.2	2.4%

Net premiums earned	981.3	957.4	2.5%	1,941.5	1,883.5	3.1%

Property. The decreases in gross premiums written in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect a decline in property-related premiums written related to the Quota Share Treaty, partially offset by the impact of changes in foreign currency exchange rates and, for the first six months of 2018, an increase in premiums written by the U.S. operations (excluding the Quota Share Treaty). Gross premiums written related to the Quota Share Treaty were $41.3 million and $62.9 million in the second quarter of 2018 and 2017, respectively, and $110.6 million and $170.7 million in the first six months of 2018 and 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased 7.0 percent and 1.8 percent, respectively, in the second quarter and first six months of 2018 from the corresponding 2017 periods.

The increases in net premiums earned in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the impact of changes in foreign currency exchange rates and an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 7.4 percent in the second quarter of 2018 and net premiums earned in the first six months of 2018 approximated net premiums earned in the first six months of 2017.

Casualty & other. The increases in gross premiums written in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in premiums written by the European and Asia-Pacific operations, increases in casualty-related premiums written related to the Quota Share Treaty and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $146.4 million and $121.0 million in the second quarter of 2018 and 2017, respectively, and $261.1 million and $203.4 million in the first six months of 2018 and 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 6.9 percent and 5.1 percent, respectively, in the second quarter and first six months of 2018 from the corresponding 2017 periods.

The increase in net premiums earned in the first six months of 2018 from the first six months of 2017 primarily reflects an increase in gross premiums written in recent quarters and the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 2.3 percent in the first six months of 2018 from the first six months of 2017.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$167.2	$145.8	14.7%	$305.2	$299.1	2.0%
Current year catastrophe losses	-	-	-	-	-	-
Prior years	(13.7)	(22.9)	(40.2%)	(55.1)	(54.4)	1.3%

Total net loss and LAE	$153.5	$122.9	24.9%	$250.1	$244.7	2.2%

Loss ratio:
Current year (excluding catastrophe losses)	57.2%	53.9%		53.8%	53.7%
Current year catastrophe losses	-%	-%		-%	-%
Prior years	(4.7%)	(8.5%)		(9.7%)	(9.8%)

Total net loss and LAE	52.5%	45.4%		44.1%	43.9%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$477.0	$479.8	(0.6%)	$950.0	$921.9	3.0%
Current year catastrophe losses	-	-	-	-	-	-
Prior years	(37.0)	(29.7)	24.6%	(67.2)	(36.5)	84.1%

Total net loss and LAE	$440.0	$450.1	(2.2%)	$882.8	$885.4	(0.3%)

Loss ratio:
Current year (excluding catastrophe losses)	69.2%	69.9%		69.1%	69.5%
Current year catastrophe losses	-%	-%		-%	-%
Prior years	(5.4%)	(4.3%)		(4.9%)	(2.8%)

Total net loss and LAE	63.8%	65.6%		64.2%	66.7%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$644.2	$625.6	3.0%	$1,255.2	$1,221.0	2.8%
Current year catastrophe losses	-	-	-	-	-	-
Prior years	(50.7)	(52.6)	(3.6%)	(122.3)	(90.9)	34.5%

Total net loss and LAE	$593.5	$573.0	3.6%	$1,132.9	$1,130.1	0.2%

Loss ratio:
Current year (excluding catastrophe losses)	65.6%	65.4%		64.7%	64.8%
Current year catastrophe losses	-%	-%		-%	-%
Prior years	(5.2%)	(5.5%)		(6.3%)	(4.8%)

Total net loss and LAE	60.4%	59.9%		58.4%	60.0%

Property. The increase in net loss and LAE in the second quarter of 2018 from the second quarter of 2017 primarily reflects a decrease in favorable prior accident year loss reserve development, the impact of higher net premiums earned and higher non-catastrophe losses. The increase in net loss and LAE in the first six months of 2018 from the first six months of 2017 primarily reflects the impact of higher net premiums earned. There were no catastrophe losses in the second quarter or the first six months of 2018 and 2017.

Net loss and LAE in the second quarter and first six months of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in millions)
Catastrophe events	$5.1(	1)	$(4.0)	(2)	$(25.3)	(3)	$(4.4)	(2)

Non-catastrophe	(18.8)	(4)	(18.9)	(5)	(29.8)	(4)	(50.0)	(5)

Total	$(13.7)		$(22.9)		$(55.1)		$(54.4)

(1)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricane Maria that occurred in the 2017 accident year, partially offset by favorable prior accident year loss reserve development related to Hurricane Harvey that occurred in the 2017 accident year and catastrophes that occurred in the 2016 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to several catastrophes that occurred in the 2010 through 2016 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development related to Hurricanes Harvey and Maria that occurred in the 2017 accident year and catastrophes that occurred in the 2016 accident year.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2013 through 2016 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2018 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2018.

Casualty & other. The decrease in net loss and LAE in the second quarter of 2018 from the second quarter of 2017 primarily reflects an increase in favorable prior accident year loss reserve development. The slight decrease in net loss and LAE in the first six months of 2018 from the first six months of 2017 primarily reflects an increase in favorable prior accident year loss reserve development, largely offset by the impact of higher net premiums earned.

Net loss and LAE in the second quarter and first six months of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in millions)
Malpractice Treaties(1)	$(3.4)		$(2.0)		$(3.4)		$(2.0)

Ogden rate impact(2)	-		-		-		24.4

Other	(33.6)	(3)	(27.7)	(4)	(63.8)	(5)	(58.9)	(4)

Total	$(37.0)		$(29.7)		$(67.2)		$(36.5)

(1)	Represents certain medical malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.
(2)	Represents unfavorable prior accident year loss reserve development related to the U.K. Ministry of Justice’s significant reduction in the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K to negative 0.75 percent as of March 20, 2017 from 2.50 percent.
(3)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2015 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.
(4)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed U.S. professional liability lines of business in the 2005 through 2014 accident years, partially offset by unfavorable development in the shorter-tailed casualty lines of business in the 2015 accident year in the U.S. and in the U.K.
(5)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2018 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2018.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$94.8	$87.9	7.8%	$187.9	$178.7	5.1%

Expense ratio	32.5%	32.5%		33.1%	32.1%

Casualty & other
Commissions, brokerage and other underwriting expenses	$223.2	$234.3	(4.7%)	$452.1	$459.0	(1.5%)

Expense ratio	32.4%	34.1%		32.9%	34.6%

Total
Commissions, brokerage and other underwriting expenses	$318.0	$322.2	(1.3%)	$640.0	$637.7	0.4%

Expense ratio	32.4%	33.6%		33.0%	33.9%

Property. The increase in commissions, brokerage and other underwriting expenses in the second quarter of 2018 from the second quarter of 2017 primarily reflects the impact of higher net premiums earned. The increase in commissions, brokerage and other underwriting expenses in the first six months of 2018 from the first six months of 2017 primarily reflects an increase in commission rates and the impact of higher net premiums earned.

Casualty & other. The decrease in commissions, brokerage and other underwriting expenses in the second quarter of 2018 from the second quarter of 2017 primarily reflects a decrease in commission rates. The decrease in commissions, brokerage and other underwriting expenses in the first six months of 2018 from the first six months of 2017 primarily reflects a decrease in commission rates, partially offset by the impact of higher net premiums earned.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Property
Underwriting profit	$43.8	$59.7	(26.6%)	$129.2	$133.9	(3.5%)

Combined ratio	85.0%	77.9%		77.2%	76.0%

Casualty & other
Underwriting profit (loss)	$26.0	$2.5	940.0%	$39.4	$(18.2)	(316.5%)

Combined ratio	96.2%	99.7%		97.1%	101.3%

Total
Underwriting profit	$69.8	$62.2	12.2%	$168.6	$115.7	45.7%

Combined ratio	92.8%	93.5%		91.4%	93.9%

Property. The decrease in underwriting profit in the second quarter of 2018 from the second quarter of 2017 primarily reflects a decrease in favorable prior accident year loss reserve development and higher non-catastrophe losses, partially offset by the impact of higher net premiums earned, all as discussed above. The decrease in underwriting profit in the first six months of 2018 from the first six months of 2017 primarily reflects an increase in commission rates, as discussed above.

Casualty & other. The increase in underwriting profit in the second quarter of 2018 from the second quarter of 2017, and the underwriting profit in the first six months of 2018 compared with an underwriting loss in the first six months of 2017, primarily reflect increases in favorable prior accident year loss reserve development, decreases in commission rates and the impact of higher net premiums earned, all as discussed above.

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

The underwriting results of the insurance segment are presented below.

Three Months Ended June 30, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$318.8	$88.7	$407.5
Net premiums written	216.9	82.3	299.2

Net premiums earned	184.7	71.0	255.7

Net loss and LAE:
Current year (excluding catastrophe losses)	93.4	38.5	131.9
Current year catastrophe losses	13.7	0.6	14.3
Prior years	(1.4)	(0.1)	(1.5)

Total net loss and LAE	105.7	39.0	144.7
Commissions, brokerage and other underwriting expenses	53.7	30.4	84.1

Underwriting profit(1)	$25.3	$1.6	$26.9

Loss ratio(2):
Current year (excluding catastrophe losses)	50.6%	54.2%	51.6%
Current year catastrophe losses	7.4%	0.8%	5.6%
Prior years	(0.8%)	(0.1%)	(0.6%)

Total net loss and LAE	57.2%	54.9%	56.6%
Expense ratio(3)	29.1%	42.8%	32.9%

Combined ratio(4)	86.3%	97.7%	89.5%

Three Months Ended June 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$295.1	$73.3	$41.9	$410.3
Net premiums written	204.6	68.4	41.3	314.3

Net premiums earned	178.5	64.1	43.9	286.5

Net loss and LAE:
Current year (excluding catastrophe losses)	94.5	34.0	33.0	161.5
Current year catastrophe losses	9.6	1.8	-	11.4
Prior years	(10.3)	(0.2)	(0.5)	(11.0)

Total net loss and LAE	93.8	35.6	32.5	161.9
Commissions, brokerage and other underwriting expenses	53.0	27.2	11.3	91.5

Underwriting profit(1)	$31.7	$1.3	$0.1	$33.1

Loss ratio(2):
Current year (excluding catastrophe losses)	52.9%	53.0%	75.2%	56.3%
Current year catastrophe losses	5.4%	2.8%	- %	4.0%
Prior years	(5.8%)	(0.3%)	(1.1%)	(3.8%)

Total net loss and LAE	52.5%	55.5%	74.1%	56.5%

Expense ratio(3)	29.7%	42.5%	25.7%	31.9%

Combined ratio(4)	82.2%	98.0%	99.8%	88.4%

Six Months Ended June 30, 2018		RSUI	CapSpecialty	Total
		($ in millions)
Gross premiums written		$593.4	$163.2	$756.6
Net premiums written		403.8	151.7	555.5

Net premiums earned		365.6	137.7	503.3

Net loss and LAE:
Current year (excluding catastrophe losses)		197.5	75.6	273.1
Current year catastrophe losses		17.6	0.8	18.4
Prior years		(12.5)	(3.1)	(15.6)

Total net loss and LAE		202.6	73.3	275.9
Commissions, brokerage and other underwriting expenses		107.2	61.2	168.4

Underwriting profit(1)		$55.8	$3.2	$59.0

Loss ratio(2):
Current year (excluding catastrophe losses)		54.0%	54.9%	54.3%
Current year catastrophe losses		4.8%	0.6%	3.6%
Prior years		(3.4%)	(2.3%)	(3.1%)

Total net loss and LAE		55.4%	53.2%	54.8%

Expense ratio(3)		29.3%	44.4%	33.5%

Combined ratio(4)		84.7%	97.6%	88.3%

Six Months Ended June 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$559.6	$138.8	$82.6	$781.0
Net premiums written	387.2	129.4	81.4	598.0

Net premiums earned	361.2	126.2	82.2	569.6

Net loss and LAE:
Current year (excluding catastrophe losses)	179.9	67.3	62.0	309.2
Current year catastrophe losses	13.2	2.2	-	15.4
Prior years	(18.7)	(0.8)	(1.0)	(20.5)

Total net loss and LAE	174.4	68.7	61.0	304.1
Commissions, brokerage and other underwriting expenses	107.9	54.9	21.7	184.5

Underwriting profit (loss)(1)	$78.9	$2.6	$(0.5)	$81.0

Loss ratio(2):
Current year (excluding catastrophe losses)	49.8%	53.3%	75.4%	54.3%
Current year catastrophe losses	3.7%	1.7%	-%	2.7%
Prior years	(5.2%)	(0.6%)	(1.2%)	(3.6%)

Total net loss and LAE	48.3%	54.4%	74.2%	53.4%
Expense ratio(3)	29.9%	43.5%	26.4%	32.4%

Combined ratio(4)	78.2%	97.9%	100.6%	85.8%

(1)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$318.8	$295.1	8.0%	$593.4	$559.6	6.0%
Net premiums written	216.9	204.6	6.0%	403.8	387.2	4.3%

Net premiums earned	184.7	178.5	3.5%	365.6	361.2	1.2%

CapSpecialty
Premiums written:
Gross premiums written	$88.7	$73.3	21.0%	$163.2	$138.8	17.6%
Net premiums written	82.3	68.4	20.3%	151.7	129.4	17.2%

Net premiums earned	71.0	64.1	10.8%	137.7	126.2	9.1%

PacificComp
Premiums written:
Gross premiums written	$-	$41.9	(100.0%)	$-	$82.6	(100.0%)
Net premiums written	-	41.3	(100.0%)	-	81.4	(100.0%)

Net premiums earned	-	43.9	(100.0%)	-	82.2	(100.0%)

Total
Premiums written:
Gross premiums written	$407.5	$410.3	(0.7%)	$756.6	$781.0	(3.1%)
Net premiums written	299.2	314.3	(4.8%)	555.5	598.0	(7.1%)

Net premiums earned	255.7	286.5	(10.8%)	503.3	569.6	(11.6%)

RSUI. The increases in gross premiums written in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in most lines of business due to an increase in business opportunities and improved general market conditions, particularly in the property lines of business.

The increases in net premiums earned in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to reinstatement premiums on RSUI’s per risk property reinsurance treaties.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect growth in the professional liability and miscellaneous medical lines of business due to CapSpecialty’s distribution initiatives and expanded product offerings and, to a lesser extent, the impact of CapSpecialty’s purchase of renewal rights associated with a small environmental block of business on February 20, 2018, as well as growth in the surety lines of business.

The increases in net premiums earned in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in gross premiums written in recent quarters.

PacificComp. The results shown for the second quarter and first six months of 2018 reflect the sale of PacificComp as of December 31, 2017.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$93.4	$94.5	(1.2%)	$197.5	$179.9	9.8%
Current year catastrophe losses	13.7	9.6	42.7%	17.6	13.2	33.3%
Prior years	(1.4)	(10.3)	(86.4%)	(12.5)	(18.7)	(33.2%)

Total net loss and LAE	$105.7	$93.8	12.7%	$202.6	$174.4	16.2%

Loss ratio:
Current year (excluding catastrophe losses)	50.6%	52.9%		54.0%	49.8%
Current year catastrophe losses	7.4%	5.4%		4.8%	3.7%
Prior years	(0.8%)	(5.8%)		(3.4%)	(5.2%)

Total net loss and LAE	57.2%	52.5%		55.4%	48.3%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$38.5	$34.0	13.2%	$75.6	$67.3	12.3%
Current year catastrophe losses	0.6	1.8	(66.7%)	0.8	2.2	(63.6%)
Prior years	(0.1)	(0.2)	(50.0%)	(3.1)	(0.8)	287.5%

Total net loss and LAE	$39.0	$35.6	9.6%	$73.3	$68.7	6.7%

Loss ratio:
Current year (excluding catastrophe losses)	54.2%	53.0%		54.9%	53.3%
Current year catastrophe losses	0.8%	2.8%		0.6%	1.7%
Prior years	(0.1%)	(0.3%)		(2.3%)	(0.6%)

Total net loss and LAE	54.9%	55.5%		53.2%	54.4%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$-	$33.0	(100.0%)	$-	$62.0	(100.0%)
Current year catastrophe losses	-	-	-	-	-	-
Prior years	-	(0.5)	(100.0%)	-	(1.0)	(100.0%)

Total net loss and LAE	$-	$32.5	(100.0%)	$-	$61.0	(100.0%)

Loss ratio:
Current year (excluding catastrophe losses)	-%	75.2%		-%	75.4%
Current year catastrophe losses	-%	-%		-%	-%
Prior years	-%	(1.1%)		-%	(1.2%)

Total net loss and LAE	-%	74.1%		-%	74.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$131.9	$161.5	(18.3%)	$273.1	$309.2	(11.7%)
Current year catastrophe losses	14.3	11.4	25.4%	18.4	15.4	19.5%
Prior years	(1.5)	(11.0)	(86.4%)	(15.6)	(20.5)	(23.9%)

Total net loss and LAE	$144.7	$161.9	(10.6%)	$275.9	$304.1	(9.3%)

Loss ratio:
Current year (excluding catastrophe losses)	51.6%	56.3%		54.3%	54.3%
Current year catastrophe losses	5.6%	4.0%		3.6%	2.7%
Prior years	(0.6%)	(3.8%)		(3.1%)	(3.6%)

Total net loss and LAE	56.6%	56.5%		54.8%	53.4%

RSUI. The increases in net loss and LAE in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect decreases in favorable prior accident year loss reserve development and increases in catastrophe losses. The increase in net loss and LAE in the first six months of 2018 from the first six months of 2017 also reflects higher non-catastrophe property losses incurred. Catastrophe losses in the second quarter and first six months of 2018 primarily related to flooding and severe weather in the Northeastern U.S. and the State of California. Catastrophe losses in the second quarter and first six months of 2017 primarily reflect losses from flooding in the State of California and severe weather primarily in the Southeastern and Midwestern U.S.

Net loss and LAE in the second quarter and first six months of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in millions)
Casualty	$(1.5	)(1)	$(9.5	)(2)	$(12.5	)(3)	$(21.6	)(2)
Property and other	0.1		(0.8)		-		2.9	(4)

Total	$(1.4)		$(10.3)		$(12.5)		$(18.7)

(1)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2012 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2011 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2009 and 2012 accident years.
(4)	Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business in the 2015 and 2016 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2018 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2018.

CapSpecialty. The increases in net loss and LAE in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the impact of higher net premiums earned and higher 2018 accident year losses due primarily to an increase in net premiums earned for certain lines of business with a higher loss ratio. The increase in net loss and LAE in the first six months of 2018 from the first six months of 2017 was partially offset by an increase in favorable prior accident year loss reserve development.

Net loss and LAE in the first six months of 2018 includes favorable prior accident year loss reserve development primarily in the surety lines of business primarily related to the 2016 and 2017 accident years. The favorable prior accident year loss reserve development in the first six months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first six months of 2018 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first six months of 2018. Net loss and LAE in the second quarter and first six months of 2017 include favorable prior accident year loss reserve development primarily in the casualty lines of business related primarily to the 2010 and 2015 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$53.7	$53.0	1.3%	$107.2	$107.9	(0.6%)

Expense ratio	29.1%	29.7%		29.3%	29.9%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$30.4	$27.2	11.8%	$61.2	$54.9	11.5%

Expense ratio	42.8%	42.5%		44.4%	43.5%

PacificComp
Commissions, brokerage and other underwriting expenses	$-	$11.3	(100.0%)	$-	$21.7	(100.0%)

Expense ratio	-%	25.7%		-%	26.4%

Total
Commissions, brokerage and other underwriting expenses	$84.1	$91.5	(8.1%)	$168.4	$184.5	(8.7%)

Expense ratio	32.9%	31.9%		33.5%	32.4%

RSUI. Commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2018 approximated commissions, brokerage and other underwriting expenses from the corresponding 2017 periods, primarily reflecting the impact of higher net premiums earned, offset by slightly lower commission expense incurred.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses. In addition, the increases also reflect one-time acquisition expenses arising from CapSpecialty’s purchase of renewal rights associated with a small environmental block of business on February 20, 2018.

Insurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
			($ in millions)
RSUI
Underwriting profit	$25.3	$31.7	(20.2%)	$55.8	$78.9	(29.3%)

Combined ratio	86.3%	82.2%		84.7%	78.2%

CapSpecialty
Underwriting profit	$1.6	$1.3	23.1%	$3.2	$2.6	23.1%

Combined ratio	97.7%	98.0%		97.6%	97.9%

PacificComp
Underwriting profit (loss)	$-	$0.1	(100.0%)	$-	$(0.5)	(100.0%)

Combined ratio	-%	99.8%		-%	100.6%

Total
Underwriting profit	$26.9	$33.1	(18.7%)	$59.0	$81.0	(27.2%)

Combined ratio	89.5%	88.4%		88.3%	85.8%

RSUI. The decreases in underwriting profit in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect decreases in favorable prior accident year loss reserve development and increases in catastrophe losses, all as discussed above. The increase in net loss and LAE in the first six months of 2018 from the first six months of 2017 also reflects higher non-catastrophe property losses incurred.

CapSpecialty. The increase in underwriting profit in the second quarter of 2018 from second quarter of 2017 primarily reflects the impact of higher net premiums earned, as discussed above. The increase in underwriting profit in the first six months of 2018 from the first six months of 2017 primarily reflects an increase in favorable prior accident year loss reserve development and the impact of higher net premiums earned, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	($ in millions)
Net investment income	$121.1	$98.0	23.6%	$239.4	$210.3	13.8%
Change in the fair value of equity securities	146.8	-	-	132.7	-	-
Net realized capital gains	6.8	9.2	(26.1%)	50.7	69.4	(26.9%)
Other than temporary impairment losses	-	(3.8)	(100.0%)	(0.5)	(7.0)	(92.9%)

Net investment income. The increases in net investment income in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in dividend income resulting from an increase in the size of the equity securities portfolio and higher interest income. The increase in interest income primarily reflects higher yields on short-term investments and floating-rate debt securities and higher income from funds withheld, partially offset by the impact of the sale of PacificComp.

In addition, net investment income in the second quarter and first six months of 2018 reflects higher partnership income at AIHL. AIHL’s partnership income in the first six months of 2018 includes a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares as of March 15, 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information. Partnership income in the second quarter and first six months of 2017 includes a $12.6 million charge on our equity investment in Ares. The charge on our equity investment in Ares reflected our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity.

In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity.

Change in the fair value of equity securities. In the first quarter of 2018, we adopted new investment accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net earnings. In earlier periods, equity securities were considered to be AFS and were included in the analysis of OTTI. See Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our adoption of this new guidance.

The changes in the fair value of equity securities in the second quarter and first six months of 2018 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and energy sectors.

Net realized capital gains. The decreases in net realized capital gains in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect a lack of net realized capital gains from equity securities in the 2018 periods resulting from our adoption of the new investment accounting guidance discussed above. The decrease for the first six months of 2018 was partially offset by a $45.7 million gain on AIHL’s conversion of most of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on AIHL’s conversion.

Other than temporary impairment losses. OTTI losses in the first six months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $0.5 million of OTTI losses, none were incurred in the second quarter of 2018.

OTTI losses in the first six months of 2017 reflect $7.0 million of unrealized losses that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $7.0 million of OTTI losses, $6.8 million related to equity securities, primarily in the retail sector, and $0.2 million related to debt securities. The determination that unrealized losses on the securities were other than temporary was primarily due to the duration of the decline in the fair value of equity and debt securities relative to their costs. Of the $7.0 million of OTTI losses, $3.8 million was incurred in the second quarter of 2017.

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of June 30, 2018 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt securities as of June 30, 2018.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel, beginning April 28, 2017 (the date on which Alleghany Capital acquired approximately 80 percent of the equity thereof), and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert,” beginning August 1, 2017 (the date on which Alleghany Capital acquired its equity interest therein); (ii) non-industrial operations conducted through IPS and Jazwares; and (iii) corporate operations at the Alleghany Capital level. On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld, a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

The results of the Alleghany Capital segment for the second quarter and first six months of 2018 and 2017 are presented below.

	Three Months Ended June 30,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$221.9	$107.1	$-	$329.0	$74.5	$118.3	$-	$192.8
Net investment income	1.3	0.1	(0.2)	1.2	-	0.1	0.1	0.2
Net realized capital gains	0.2	(0.3)	-	(0.1)	0.1	0.1	-	0.2

Total revenues	$223.4	$106.9	$(0.2)	$330.1	$74.6	$118.5	$0.1	$193.2

Other operating expenses(1)	210.5	101.0	3.0	314.5	71.2	110.6	7.6	189.4
Amortization of intangible assets	2.4	3.4	-	5.8	0.8	4.2	-	5.0
Interest expenses	1.7	0.6	-	2.3	0.6	0.3	0.1	1.0

Earnings (losses) before income taxes	$8.8	$1.9	$(3.2)	$7.5	$2.0	$3.4	$(7.6)	$(2.2)

Operating earnings (losses) before income taxes(2)	$11.0	$5.6	$(3.2)	$13.4	$2.7	$7.5	$(7.6)	$2.6
Add: net realized capital gains	0.2	(0.3)	-	(0.1)	0.1	0.1	-	0.2
Less: amortization of intangible assets	(2.4)	(3.4)	-	(5.8)	(0.8)	(4.2)	-	(5.0)

Earnings (losses) before income taxes	$8.8	$1.9	$(3.2)	$7.5	$2.0	$3.4	$(7.6)	$(2.2)

	Six Months Ended June 30,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$367.4	$204.2	$0.1	$571.7	$116.4	$221.2	$-	$337.6
Net investment income	2.9	0.1	0.1	3.1	-	0.2	0.3	0.5
Net realized capital gains	0.5	-	-	0.5	0.1	-	-	0.1

Total revenues	$370.8	$204.3	$0.2	$575.3	$116.5	$221.4	$0.3	$338.2

Other operating expenses(1)	353.0	196.5	4.9	554.4	110.4	209.5	11.1	331.0
Amortization of intangible assets	4.4	6.8	-	11.2	1.0	8.3	-	9.3
Interest expenses	2.5	1.0	0.1	3.6	1.1	0.6	0.1	1.8

Earnings (losses) before income taxes	$10.9	$-	$(4.8)	$6.1	$4.0	$3.0	$(10.9)	$(3.9)

Operating earnings (losses) before income taxes(2)	$14.8	$6.8	$(4.8)	$16.8	$4.9	$11.3	$(10.9)	$5.3
Add: net realized capital gains	0.5	-	-	0.5	0.1	-	-	0.1
Less: amortization of intangible assets	(4.4)	(6.8)	-	(11.2)	(1.0)	(8.3)	-	(9.3)

Earnings (losses) before income taxes	$10.9	$-	$(4.8)	$6.1	$4.0	$3.0	$(10.9)	$(3.9)

(1)	For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold, and selling, general and administrative expenses. Other operating expenses also includes finders’ fees, legal and accounting costs and other transaction-related expenses of $1.1 million and $5.7 million for the second quarter of 2018 and 2017, respectively, and $2.9 million and $6.0 million for the first six months of 2018 and 2017, respectively.

(2)	Operating earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Operating earnings before income taxes represent noninsurance revenue less all operating expenses, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI impairment losses; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three and six months ended June 30, 2018 and 2017 are presented below.

	Three Months Ended June 30,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$442.7	$319.5	$34.9	$797.1	$122.0	$325.5	$(8.2)	$439.3
Earnings (losses) before income taxes	8.8	1.9	(3.2)	7.5	2.0	3.4	(7.6)	(2.2)
Income taxes(1)	(0.4)	(0.2)	(0.7)	(1.3)	(0.2)	(0.1)	1.0	0.7
Net earnings attributable to noncontrolling interests(2)	(1.3)	(2.0)	-	(3.3)	(0.3)	(0.6)	-	(0.9)
Capital contributions (returns of capital) and other(3)	(10.6)	(7.1)	(5.1)	(22.8)	160.5	(4.7)	9.6	165.4

Equity, end of period	$439.2	$312.1	$25.9	$777.2	$284.0	$323.5	$(5.2)	$602.3

	Six Months Ended June 30,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$363.6	$331.3	$11.2	$706.1	$122.7	$330.7	$(12.1)	$441.3
Earnings (losses) before income taxes	10.9	-	(4.8)	6.1	4.0	3.0	(10.9)	(3.9)
Income taxes(1)	(0.7)	(0.6)	(0.2)	(1.5)	(0.2)	-	1.6	1.4
Net earnings attributable to noncontrolling interests(2)	(1.3)	(1.6)	-	(2.9)	(0.6)	(0.4)	-	(1.0)
Capital contributions (returns of capital) and other(3)	66.7	(17.0)	19.7	69.4	158.1	(9.8)	16.2	164.5

Equity, end of period	$439.2	$312.1	$25.9	$777.2	$284.0	$323.5	$(5.2)	$602.3

(1)	Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the second quarter of 2018 were ($1.9) million and ($0.4) million, respectively, and for the second quarter of 2017 were ($0.7) million and ($1.2) million, respectively, and for the first six months of 2018 were ($2.1) million and ($0.0) million, respectively, and for the first six months of 2017 were ($1.4) million and ($1.0) million, respectively.

(2)	During the first six months of 2018, the noncontrolling interests outstanding were approximately as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 21 percent; W&W|AFCO Steel - 20 percent; IPS - 16 percent; and Jazwares - 23 percent.

(3)	For the six months ended June 30, 2018, primarily reflected funding provided by Alleghany Capital for the February 7, 2018 acquisition of Hirschfeld by W&W|AFCO Steel. For the second quarter and first six months of 2017, primarily reflected funding provided by Alleghany Capital for the acquisition of W&W|AFCO Steel.

Noninsurance revenue. The increases in noninsurance revenue in the second quarter and first six months of 2018 from the corresponding 2017 periods reflect significant increases in industrial operations, partially offset by decreases in non-industrial operations. The increases for the industrial operations primarily reflect the acquisitions of W&W|AFCO Steel and, to a lesser extent, Hirschfeld, as well as increases in sales at Kentucky Trailer and Bourn & Koch. The decreases for the non-industrial operations primarily reflect lower sales at IPS due to the timing of large projects and changes in the mix of services provided, partially offset by increases in sales at Jazwares.

Net investment income. The increases in net investment income in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect Alleghany Capital’s earnings from its investment in Wilbert.

Net realized capital gains. Net realized capital gains in the second quarter and first six months of 2018 primarily reflect gains from the sale of certain investments and equipment, as well as certain foreign currency exchange rate impacts.

Other operating expenses. The increases in other operating expenses in the second quarter and first six months of 2018 from the corresponding 2017 periods reflect significant increases in industrial operations, partially offset by decreases in non-industrial operations and corporate & other. The increases for the industrial operations primarily reflect the acquisitions of W&W|AFCO Steel and, to a lesser extent, Hirschfeld, as well as increases in costs related to higher sales at Kentucky Trailer and Bourn & Koch. Other operating expenses of the industrial operations also reflect significant finders’ fees, legal and accounting costs and other transaction-related expenses in the first quarter of 2018, primarily related to W&W|AFCO Steel’s acquisition of Hirschfeld, as well as in the second quarter of 2017, primarily related to Alleghany Capital’s acquisition of W&W|AFCO Steel. The decreases in other operating expenses for the non-industrial operations primarily reflect lower costs related to lower sales at IPS, partially offset by increases in costs at Jazwares related to higher sales, as well as the impact of certain Toys “R” Us Inc. liquidation-related charges. The decreases at corporate & other is due to decreases in long-term incentive compensation expense accruals at Alleghany Capital.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the amortization of net intangible assets related to the acquisition of W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

Interest expense. The increases in interest expense in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect borrowings at W&W|AFCO Steel and, to a lesser extent, Hirschfeld.

Earnings (losses) before income taxes. The earnings before income taxes in the second quarter and first six months of 2018, compared with losses before income taxes in the second quarter and first six months of 2017, reflect increased earnings in the industrial businesses and decreased corporate & other expenses, partially offset by lower earnings in the non-industrial business. The increases in industrial businesses’ earnings before taxes primarily reflect Alleghany Capital’s investment in Wilbert, as well as improved results at Kentucky Trailer and Bourn & Koch, all as discussed above. The increased earnings before income taxes from the acquisitions of W&W|AFCO Steel and Hirschfeld were offset by increases in amortization expense. The decreases in non-industrial operating earnings before income taxes in the second quarter and first six months of 2018 reflect lower sales at IPS and higher expenses at Jazwares, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	4.0	3.5	7.9	6.4
Change in the fair value of equity securities	38.4	-	9.9	-
Net realized capital gains	(0.2)	(0.1)	(0.2)	(0.6)
Other than temporary impairment losses	-	-	-	-
Noninsurance revenue	9.0	6.7	12.3	10.7

Total revenues	51.2	10.1	29.9	16.5

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	8.8	9.9	16.7	20.2
Corporate administration	13.3	13.6	21.4	29.7
Amortization of intangible assets	-	-	-	-
Interest expense	13.1	13.2	26.6	26.5

Earnings (losses) before income taxes	$16.0	$(26.6)	$(34.8)	$(59.9)

Net investment income. The increases in net investment income in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect higher dividend income resulting from an increase in the size of the equity security portfolio held at the Alleghany parent company-level.

Change in the fair value of equity securities. In the first quarter of 2018, we adopted new investment accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net earnings. See Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information regarding our adoption of this new guidance.

The changes in the fair value of equity securities in the second quarter and first six months of 2018 reflect increases in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Net realized capital gains. Net realized capital losses for the first six months of 2017 primarily reflect modest net losses from the sale of equity securities.

Noninsurance revenue. The increases in noninsurance revenue in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect increases in oil sales at SORC and property sales at Alleghany Properties.

Other operating expenses. The decreases in other operating expenses in the second quarter and first six months of 2018 from the corresponding 2017 periods primarily reflect the impact of the sale of a SORC legacy oil field on December 29, 2017.

Corporate administration. The decrease in corporate administration expense in the first six months of 2018 from the first six months of 2017 primarily reflects a decrease in Alleghany’s long-term incentive compensation expense accruals due to the impact of a decline in unrealized appreciation on our debt securities portfolio in the first six months of 2018.

Earnings (Losses) before income taxes. The earnings before income taxes in the second quarter of 2018 compared with losses before income taxes in the second quarter of 2017, and the decrease in losses before income taxes in the first six months of 2018 from the first six months of 2017, primarily reflect an increase in the value of the equity securities held at the Alleghany parent company-level and, to a lesser extent, decreases in losses before income taxes at SORC, all as discussed above. The decrease in losses before income taxes in the first six months of 2018 from the first six months of 2017 also reflects a decrease in corporate administration expense, as discussed above.

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

	As of June 30, 2018			As of December 31, 2017
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,491.7	$(429.5)	$1,062.2	$1,758.0	$(493.7)	$1,264.3
Casualty & other(1)	7,342.4	(233.8)	7,108.6	7,370.0	(251.0)	7,119.0

	8,834.1	(663.3)	8,170.8	9,128.0	(744.7)	8,383.3

Insurance Segment
Property	461.6	(176.2)	285.4	545.9	(225.9)	320.0
Casualty(2)	2,101.9	(667.5)	1,434.4	2,078.6	(671.8)	1,406.8
Workers’ Compensation	3.8	-	3.8	1.5	-	1.5
All other(3)	180.3	(70.6)	109.7	185.1	(75.5)	109.6

	2,747.6	(914.3)	1,833.3	2,811.1	(973.2)	1,837.9

Eliminations	(66.2)	66.2	-	(67.8)	67.8	-

Total	$11,515.5	$(1,511.4)	$10,004.1	$11,871.3	$(1,650.1)	$10,221.2

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; surety; asbestos-related illness and environmental impairment liability; and credit.
(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.
(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June 30, 2018 and December 31, 2017. Gross and net loss and LAE reserves as of June 30, 2018 decreased from December 31, 2017, primarily reflecting payments on catastrophe losses incurred in 2017 and favorable prior accident year loss reserve development.

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

As of June 30, 2018, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,602.6 million, consisting of $1,511.4 million of ceded outstanding loss and LAE and $91.2 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2017 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2018:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Swiss Reinsurance Company	A+ (Superior)	$126.9	7.9%
Syndicates at Lloyd’s of London	A (Excellent)	125.1	7.8%
PartnerRe Ltd	A (Excellent)	106.1	6.6%
Fairfax Financial Holdings Ltd	A (Excellent)	93.6	5.8%
W.R. Berkley Corporation	A+ (Superior)	85.6	5.3%
RenaissanceRe Holdings Ltd	A+ (Superior)	85.5	5.3%
Chubb Corporation	A++ (Superior)	79.4	5.0%
Liberty Mutual	A (Excellent)	57.6	3.6%
Kane SAC Ltd(3)	not rated	50.0	3.1%
Hannover Ruck SE	A+ (Superior)	48.1	3.0%
All other reinsurers		744.7	46.6%

Total reinsurance recoverables(4)		$1,602.6	100.0%

Secured reinsurance recoverables(3)		486.3	30.3%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)	Approximately 79 percent of our reinsurance recoverables balance as of June 30, 2018 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.

We had no allowance for uncollectible reinsurance as of June 30, 2018.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2018, we held total marketable securities and cash of $1,299.6 million, compared with $1,383.4 million as of December 31, 2017. The decrease in the six months ended June 30, 2018 primarily reflects a special dividend and repurchases of shares of our common stock, each as discussed below, as well as contributions to Alleghany Capital to fund the acquisition of Hirschfeld by its subsidiary, W&W|AFCO Steel, partially offset by the receipt of dividends from TransRe and RSUI and an increase in the value of the equity securities held at the holding company-level. The $1,299.6 million is comprised of $479.0 million at the Alleghany parent company, $759.3 million at AIHL and $61.3 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2018.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.4 billion as of June 30, 2018, compared with approximately $8.5 billion as of December 31, 2017. The decrease in stockholders’ equity in the first six months of 2018 primarily reflects a decline in unrealized appreciation on our debt securities portfolio due to an increase in interest rates that occurred in the first six months of 2018, as well as a special dividend and repurchases of our common stock, all as discussed below, partially offset by net earnings. As of June 30, 2018, we had 14,994,679 shares of our common stock outstanding, compared with 15,390,500 shares of our common stock outstanding as of December 31, 2017.

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

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from inception through June 30, 2018.

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

Common Stock Repurchases. In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In June 2018, our Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. As of June 30, 2018, we had $527.1 million remaining under both share repurchase authorization programs.

The following table presents the shares of our common stock that we repurchased in the three and six months ended June 30, 2018 and 2017 pursuant to the 2015 Repurchase Program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares repurchased	368,551	-	403,623	-
Cost of shares repurchased (in millions)	$ 214.8	$ -	$ 236.1	$ -
Average price per share repurchased	$ 582.92	$ -	$ 584.96	$ -

Special Dividend. In February 2018, the Alleghany Board of Directors declared a special dividend of $10 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of June 30, 2018, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $219.8 million, which is net of returns of capital received from the Pillar Investments.

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

Investments in Commercial Mortgage Loans. As of June 30, 2018, the carrying value of our commercial mortgage loan portfolio was $695.8 million, representing the unpaid principal balance on the loans. As of June 30, 2018, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of June 30, 2018, we had holdings of $920.0 million, comprised of $289.6 million of debt securities, $487.1 million of equity securities and $143.3 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2018.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $185.4 million as of June 30, 2018. The $185.4 million includes $95.0 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld), $41.0 million of borrowings by Jazwares under its available credit facility, $19.1 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions and borrowings under its available credit facility, $15.7 million of borrowings by IPS under its available credit facility, and $14.6 million of term loans at Bourn & Koch related to borrowings to finance an acquisition and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through June 30, 2018, we have invested $288.6 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2018 and December 31, 2017 was AA-. Although many of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2018. The following table presents the ratings of our debt securities portfolio as of June 30, 2018:

	Ratings as of June 30, 2018
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$993.6	$-	$-	$-	$993.6
Municipal bonds	261.5	1,879.7	583.7	116.7	0.9	2,842.5
Foreign government obligations	465.9	277.4	180.5	9.1	-	932.9
U.S. corporate bonds	9.5	102.4	844.4	1,012.7	439.4	2,408.4
Foreign corporate bonds	320.5	143.0	550.4	332.3	66.2	1,412.4
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	15.1	1,089.6	-	49.0	7.0	1,160.7
Commercial mortgage-backed securities (“CMBS”)	155.5	316.2	67.6	1.1	0.2	540.6
Other asset-backed securities	687.8	417.7	350.0	404.8	4.5	1,864.8

Total debt securities	$1,915.8	$5,219.6	$2,576.6	$1,925.7	$518.2	$12,155.9

Percentage of debt securities	15.8%	42.9%	21.2%	15.8%	4.3%	100.0%

(1)	Consists of $161.0 million of securities rated BB / Ba, $226.9 million of securities rated B, $38.2 million of securities rated CCC, $2.6 million of securities rated CC, $3.1 million of securities rated below CC and $86.4 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2018 and December 31, 2017, our debt securities portfolio had an effective duration of approximately 4.3 years and 4.4 years, respectively. As of June 30, 2018, approximately $3.4 billion, or 28 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets decreased to approximately $18.6 billion as of June 30, 2018 from approximately $18.8 billion as of December 31, 2017, primarily reflecting a decline in unrealized appreciation on our debt securities portfolio due to an increase in interest rates that occurred in the first six months of 2018, contributions to Alleghany Capital to fund the acquisition of Hirschfeld by its subsidiary, W&W|AFCO Steel, and repurchases of shares of our common stock, partially offset by an increase in the fair value of equity securities, all as discussed above. The special dividend was funded by the proceeds from the sale of PacificComp at December 31, 2017.

Fair Value. The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)

Assets
Investments (excluding equity method investments and loans)(1)	$17,401.1	$17,401.1	$17,406.5	$17,406.5

Liabilities
Senior Notes and other debt(2)	$1,569.4	$1,697.6	$1,484.9	$1,614.6

(1)	This table includes debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.
(2)	See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the senior notes and other debt.

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2018
Equity securities:
Common stock	$4,704.2	$3.6	$-	$4,707.8
Preferred stock	-	-	6.3	6.3

Total equity securities	4,704.2	3.6	6.3	4,714.1

Debt securities:
U.S. Government obligations	-	993.6	-	993.6
Municipal bonds	-	2,842.5	-	2,842.5
Foreign government obligations	-	932.9	-	932.9
U.S. corporate bonds	-	2,040.6	367.8	2,408.4
Foreign corporate bonds	-	1,317.6	94.8	1,412.4
Mortgage and asset-backed securities:
RMBS(1)	-	1,160.7	-	1,160.7
CMBS	-	540.6	-	540.6
Other asset-backed securities(2)	-	640.8	1,224.0	1,864.8

Total debt securities	-	10,469.3	1,686.6	12,155.9

Short-term investments	-	472.8	-	472.8

Other invested assets(3)	-	-	58.3	58.3

Total investments (excluding equity method investments and loans)	$4,704.2	$10,945.7	$1,751.2	$17,401.1

Senior Notes and other debt	$-	$1,512.2	$185.4	$1,697.6

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4

Short-term investments	-	578.1	-	578.1

Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,224.0 million and $1,101.3 million of collateralized loan obligations as of June 30, 2018 and December 31, 2017, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2018, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$18.0	$-	$-	$-	$104.6	$89.8	$35.8	$18.1	$266.3	$9.3	$275.6
Texas	25.1	-	0.2	-	10.6	51.2	73.4	2.3	162.8	69.3	232.1
California	8.6	43.9	-	2.5	1.3	35.2	70.0	-	161.5	60.1	221.6
Massachusetts	18.9	5.5	6.8	-	30.2	30.0	27.6	0.3	119.3	75.7	195.0
Washington	-	-	1.7	-	11.7	13.0	30.7	2.3	59.4	49.9	109.3
Pennsylvania	2.4	1.4	10.3	-	-	26.1	1.1	14.7	56.0	36.6	92.6
District of Columbia	4.7	-	-	-	62.9	13.1	3.9	-	84.6	7.1	91.7
Ohio	43.3	0.6	0.1	-	2.1	-	24.1	3.1	73.3	18.1	91.4
Colorado	23.7	16.1	-	10.1	2.4	8.0	6.2	-	66.5	17.2	83.7
New Jersey	28.3	-	-	-	-	16.4	-	32.4	77.1	-	77.1
All other states	125.6	96.8	24.7	52.5	83.1	80.6	130.5	149.6	743.4	193.7	937.1

Total	$298.6	$164.3	$43.8	$65.1	$308.9	$363.4	$403.3	$222.8	$1,870.2	$537.0	2,407.2

Total advanced refunded / escrowed maturity funds											435.3

Total municipal bonds											$2,842.5

Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board, or the “FASB,” issued guidance on certain tax effects caused by the Tax Act, which was signed into law on December 22, 2017. The Tax Act, among other things, reduced the U.S. corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018 for the 2018 tax year. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify any stranded tax amounts that remain in accumulated other comprehensive income to retained earnings, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We adopted this new guidance in the first quarter of 2018 and have elected to reclassify stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, to retained earnings as of January 1, 2018. See Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income, and see Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for additional information on the Tax Act and its impact on Alleghany.

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance is effective in the first quarter of 2019 for public entities with early adoption permitted. We adopted this guidance in the fourth quarter of 2017 and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on our results of operations and financial condition. See Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenues related to insurance and reinsurance contracts and revenues from investments are not impacted by this guidance, whereas noninsurance revenues arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance, and all related amendments, became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We adopted this guidance in the first quarter of 2018 using the modified retrospective transition approach and the implementation did not have a material impact on our results of operations and financial condition. See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on Alleghany’s noninsurance revenues.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting, but including partnership investments not accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net earnings. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We adopted this guidance in the first quarter of 2018. As of January 1, 2018, approximately $736 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, were presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income, under the caption “change in the fair value of equity securities.” Results arising from partnership investments, whether accounted for under the equity method or at fair value, continue to be reported as a component of net investment income. The implementation did not have a material impact on our financial condition. See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on Alleghany’s equity securities, and Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income.

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

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and improves the alignment between hedge accounting and a company’s risk management activities. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2019 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of June 30, 2018 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2018 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
				($ in millions)
Assets:
Debt securities, fair value	$13,643.8	$13,214.7	$12,687.1	$12,155.9	$11,636.8	$11,142.1	$10,677.7
Estimated change in fair value	1,487.9	1,058.8	531.2	-	(519.1)	(1,013.8)	(1,478.2)

Liabilities:
Senior Notes and other debt, fair value	$2,160.8	$1,980.4	$1,828.5	$1,697.6	$1,589.7	$1,495.2	$1,413.4
Estimated change in fair value	463.2	282.8	130.9	-	(107.9)	(202.4)	(284.2)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2018 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2018
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percantage Increase (Decrease) in Stockholders’ Equity
$ 4,714.1	20% Increase	$5,656.9	8.9%
	20% Decrease	3,771.3	(8.9%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $362.9 million as of June 30, 2018.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of June 30, 2018, the largest foreign currency exposures for these foreign operations were the Euro, the Canadian Dollar, the Japanese Yen and the Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2018 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2018
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percantage Increase (Decrease) in Stockholders’ Equity
$ 298.3(1)	20% Increase	$358.0	0.6%
	20% Decrease	238.6	(0.6%)

(1)	Denotes a net asset position as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended June 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended June 30, 2018:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 to April 30	101,708	$592.31	101,708	$281.7
May 1 to May 31	155,482	576.25	155,482	192.1
June 1 to June 30	111,361	583.65	111,361	527.1

Total	368,551	582.92	368,551

(1)	In November 2015, our Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In June 2018, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: August 2, 2018	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr. Senior Vice President and chief financial officer (principal financial officer)