Form 10-Q
period 2018-09-30
ALLEGHANY CORP /DE
filed 2018-11-01
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED PURSUANT TO RULE 405 OF REGULATION S-T (SECTION 232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT SUCH FILES).    YES  ☒    NO  ☐

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

INDICATE BY CHECK MARK WHETHER THE REGISRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

14,836,571 SHARES, PAR VALUE $1.00 PER SHARE, AS OF OCTOBER 24, 2018

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
	($ in thousands, except share amounts)

Assets
Investments:
Securities at fair value:
Equity securities (cost: 2018 – $3,655,220; 2017 – $3,170,673)	$5,028,578	$4,099,467
Debt securities (amortized cost: 2018 – $12,179,758; 2017 – $12,536,772)	12,071,191	12,721,399
Short-term investments	690,627	578,054

	17,790,396	17,398,920
Commercial mortgage loans	695,889	658,364
Other invested assets	556,438	743,358

Total investments	19,042,723	18,800,642
Cash	646,908	838,375
Accrued investment income	98,723	105,877
Premium balances receivable	839,017	797,346
Reinsurance recoverables	1,768,841	1,746,488
Ceded unearned premiums	228,459	190,252
Deferred acquisition costs	471,282	453,346
Property and equipment at cost, net of accumulated depreciation and amortization	196,314	125,337
Goodwill	346,022	334,905
Intangible assets, net of amortization	465,830	459,037
Current taxes receivable	100,130	31,085
Net deferred tax assets	-	136,489
Funds held under reinsurance agreements	755,734	706,042
Other assets	835,901	659,096

Total assets	$25,795,884	$25,384,317

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,854,859	$11,871,250
Unearned premiums	2,300,788	2,182,294
Senior Notes and other debt	1,581,676	1,484,897
Reinsurance payable	160,625	156,376
Net deferred tax liabilities	6,198	-
Other liabilities	1,158,146	1,068,907

Total liabilities	17,062,292	16,763,724

Redeemable noncontrolling interests	138,507	106,530

Common stock (shares authorized: 2018 and 2017 – 22,000,000; shares issued: 2018 and 2017 – 17,459,961)	17,460	17,460
Contributed capital	3,612,862	3,612,109
Accumulated other comprehensive (loss) income	(220,808)	618,118
Treasury stock, at cost (2018 – 2,541,581 shares; 2017 – 2,069,461 shares)	(1,103,835)	(824,906)
Retained earnings	6,289,406	5,091,282

Total stockholders’ equity attributable to Alleghany stockholders	8,595,085	8,514,063

Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$25,795,884	$25,384,317

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2018	2017
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,225,346	$1,239,721
Net investment income	127,329	104,663
Change in the fair value of equity securities	370,175	-
Net realized capital gains	16,230	32,921
Other than temporary impairment losses	(3)	(6,131)
Noninsurance revenue	438,338	296,309

Total revenues	2,177,415	1,667,483

Costs and Expenses
Net loss and loss adjustment expenses	957,703	1,491,848
Commissions, brokerage and other underwriting expenses	407,679	398,163
Other operating expenses	415,378	277,918
Corporate administration	19,094	(4,689)
Amortization of intangible assets	5,500	5,765
Interest expense	22,189	20,804

Total costs and expenses	1,827,543	2,189,809

Earnings (losses) before income taxes	349,872	(522,326)
Income taxes	60,413	(212,379)

Net earnings (losses)	289,459	(309,947)
Net earnings attributable to noncontrolling interest	4,559	4,210

Net earnings (losses) attributable to Alleghany stockholders	$284,900	$(314,157)

Net earnings (losses)	$289,459	$(309,947)
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of ($8,932) and $52,766 for 2018 and 2017, respectively	(33,601)	97,994
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($3,408) and ($9,377) for 2018 and 2017, respectively	(12,819)	(17,414)
Change in unrealized currency translation adjustment, net of deferred taxes of ($407) and $3,967 for 2018 and 2017, respectively	(1,530)	7,368
Retirement plans	(551)	98

Comprehensive income (loss)	240,958	(221,901)
Comprehensive income attributable to noncontrolling interests	4,559	4,210

Comprehensive income (loss) attributable to Alleghany stockholders	$236,399	$(226,111)

Basic earnings (losses) per share attributable to Alleghany stockholders	$19.07	$(20.38)
Diluted earnings (losses) per share attributable to Alleghany stockholders	19.07	(20.90)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2018	2017
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$3,670,161	$3,692,838
Net investment income	377,728	321,857
Change in the fair value of equity securities	512,771	-
Net realized capital gains	67,197	101,840
Other than temporary impairment losses	(514)	(13,095)
Noninsurance revenue	1,032,690	650,413

Total revenues	5,660,033	4,753,853

Costs and Expenses
Net loss and loss adjustment expenses	2,366,491	2,926,039
Commissions, brokerage and other underwriting expenses	1,216,057	1,220,415
Other operating expenses	1,023,440	678,226
Corporate administration	40,998	26,601
Amortization of intangible assets	16,730	14,140
Interest expense	65,997	62,728

Total costs and expenses	4,729,713	4,928,149

Earnings (losses) before income taxes	930,320	(174,296)
Income taxes	171,275	(116,368)

Net earnings (losses)	759,045	(57,928)
Net earnings attributable to noncontrolling interest	7,454	5,242

Net earnings (losses) attributable to Alleghany stockholders	$751,591	$(63,170)

Net earnings (losses)	$759,045	$(57,928)
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of ($56,690) and $196,336 for 2018 and 2017, respectively	(213,263)	364,623
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($4,398) and ($31,061) for 2018 and 2017, respectively	(16,546)	(57,684)
Change in unrealized currency translation adjustment, net of deferred taxes of ($1,848) and $12,050 for 2018 and 2017, respectively	(6,953)	22,379
Retirement plans	(1,664)	(199)

Comprehensive income	520,619	271,191
Comprehensive income attributable to noncontrolling interests	7,454	5,242

Comprehensive income attributable to Alleghany stockholders	$513,165	$265,949

Basic earnings (losses) per share attributable to Alleghany stockholders	$49.55	$(4.10)
Diluted earnings (losses) per share attributable to Alleghany stockholders	49.53	(4.10)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
	($ in thousands)
Cash flows from operating activities
Net earnings (losses)	$759,045	$(57,928)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	95,427	106,197
Change in the fair value of equity securities	(512,771)	-
Net realized capital (gains) losses	(67,197)	(101,840)
Other than temporary impairment losses	514	13,095
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(18,104)	(413,548)
(Increase) decrease in premium balances receivable	(41,671)	(134,088)
(Increase) decrease in ceded unearned premiums	(38,207)	(7,368)
(Increase) decrease in deferred acquisition costs	(17,936)	(28,000)
(Increase) decrease in funds held under reinsurance agreements	(49,692)	(94,222)
Increase (decrease) in unearned premiums	118,494	120,456
Increase (decrease) in loss and loss adjustment expenses	(16,391)	1,369,176
Change in unrealized foreign currency exchange rate losses (gains)	63,452	(134,404)
Other, net	48,819	(211,479)

Net adjustments	(435,263)	483,975

Net cash provided by (used in) operating activities	323,782	426,047

Cash flows from investing activities
Purchases of debt securities	(3,206,369)	(4,181,182)
Purchases of equity securities	(678,311)	(3,218,941)
Sales of debt securities	2,279,104	2,836,272
Maturities and redemptions of debt securities	1,183,469	1,397,408
Sales of equity securities	532,864	2,970,760
Net (purchases) sales of short-term investments	(113,699)	174,501
Net (purchases) sales and maturities of commercial mortgage loans	(37,525)	(54,822)
(Purchases) sales of property and equipment	(38,866)	10,268
Purchases of affiliates and subsidiaries, net of cash acquired	(110,636)	(244,311)
Other, net	59,382	28,302

Net cash provided by (used in) investing activities	(130,587)	(281,745)

Cash flows from financing activities
Treasury stock acquisitions	(282,053)	(8,549)
Increase (decrease) in other debt	50,892	(27,202)
Cash dividends paid	(153,967)	-
Other, net	7,854	(17,070)

Net cash provided by (used in) financing activities	(377,274)	(52,821)

Effect of foreign exchange rate changes on cash	(7,388)	16,269

Net increase (decrease) in cash	(191,467)	107,750
Cash at beginning of period	838,375	594,091

Cash at end of period	$646,908	$701,841

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$59,806	$58,133
Income taxes paid (refund received)	33,332	29,320

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 of Alleghany Corporation (“Alleghany”).

Alleghany Corporation, a Delaware corporation, owns and manages certain operating subsidiaries and investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), Alleghany is engaged in the property and casualty reinsurance business. TransRe has been a subsidiary of Alleghany since March 2012. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”), Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”) and CapSpecialty, Inc. (“CapSpecialty”). RSUI has been a subsidiary of AIHL since July 2003 and CapSpecialty has been a subsidiary of AIHL since January 2002. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a subsidiary of Alleghany since its formation in May 2006.

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

In addition, Alleghany owns certain other holding-company investments. Alleghany’s wholly-owned subsidiary Stranded Oil Resources Corporation (“SORC”), is an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. Alleghany’s wholly-owned subsidiary, Alleghany Properties Holdings LLC (“Alleghany Properties”), owns and manages certain properties in the Sacramento, California region. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Earnings and Comprehensive Income as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets as redeemable noncontrolling interests for all periods presented. During the first nine months of 2018, the noncontrolling interests outstanding were approximately as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 21 percent; IPS - 15 percent; Jazwares - 23 percent; and W&W|AFCO Steel - 20 percent.

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

In August 2018, the FASB issued guidance that changes the financial statement disclosure requirements for measuring fair value. With respect to financial instruments classified as “Level 3” in the fair value disclosure hierarchy, the guidance requires certain additional disclosures for public entities related to amounts included in other comprehensive income and significant unobservable inputs used in the valuation, while removing disclosure requirements related to an entity’s overall valuation processes. The guidance also removes certain disclosure requirements related to transfers between financial instruments classified as “Level 1” and “Level 2” and provides clarification on certain other existing disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted with respect to any eliminated or modified disclosures. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets

Investments (excluding equity method investments and loans)(1)	$17,791.3	$17,791.3	$17,406.5	$17,406.5

Liabilities

Senior Notes and other debt(2)	$1,581.7	$1,701.8	$1,484.9	$1,614.6

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

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2018
Equity securities:
Common stock	$5,016.7	$3.5	$-	$5,020.2
Preferred stock	-	-	8.4	8.4

Total equity securities	5,016.7	3.5	8.4	5,028.6

Debt securities:
U.S. Government obligations	-	1,028.6	-	1,028.6
Municipal bonds	-	2,604.3	-	2,604.3
Foreign government obligations	-	902.0	-	902.0
U.S. corporate bonds	-	2,040.7	403.0	2,443.7
Foreign corporate bonds	-	1,310.4	108.4	1,418.8
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,115.6	-	1,115.6
Commercial mortgage-backed securities (“CMBS”)	-	523.9	-	523.9
Other asset-backed securities(2)	-	654.4	1,379.9	2,034.3

Total debt securities	-	10,179.9	1,891.3	12,071.2

Short-term investments	-	690.6	-	690.6

Other invested assets(3)	-	-	0.9	0.9

Total investments (excluding equity method investments and loans)	$5,016.7	$10,874.0	$1,900.6	$17,791.3

Senior Notes and other debt	$-	$1,504.1	$197.7	$1,701.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4

Short-term investments	-	578.1	-	578.1

Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,368.9 million and $1,101.3 million of collateralized loan obligations as of September 30, 2018 and December 31, 2017, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

As further described in Note 3(h), on March 15, 2018, most of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC (“Ares”) were converted into Ares common units. As a result of the conversion, as of March 15, 2018, $208.2 million of Ares common units, classified as equity securities, was transferred into Level 1, and $58.7 million of Ares limited partner interests, classified as other invested assets, was transferred into Level 3. On September 24, 2018, AIHL’s remaining $56.9 million of Ares limited partner interests were converted into Ares common units and, as a result, was transferred from Level 3 other invested assets into Level 1 common stocks.

Aside from the $56.9 million of Ares-related other invested assets transferred out of Level 3, in the nine months ended September 30, 2018, Alleghany transferred out of Level 3 an additional $153.7 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2018, there was a decrease in the weight given to non-binding broker quotes, and as such, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $153.7 million of transfers, $150.6 million related to RMBS, $1.6 million related to CMBS, $1.3 million related to U.S. corporate bonds and $0.2 million related to foreign corporate bonds.

In addition to the $58.7 million of Ares-related other invested assets transferred into Level 3, in the nine months ended September 30, 2018, Alleghany transferred into Level 3 $5.6 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $5.6 million of transfers, $4.4 million related to preferred stock and $1.2 million related to U.S. corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2018.

In the nine months ended September 30, 2017, Alleghany transferred out of Level 3 $7.2 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets and, specifically, an increase in broker quotes. Of the $7.2 million of transfers, $4.8 million related to U.S. corporate bonds and $2.4 million related to common stock. There were no transfers of financial instruments out of Level 3 in the third quarter of 2017.

In the three and nine months ended September 30, 2017, Alleghany transferred into Level 3 $0.8 million and $5.5 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in broker quotes. Of the $5.5 million of transfers, $3.8 million related to U.S. corporate bonds, $1.4 million related to common stock and $0.3 million related to foreign corporate bonds. There were no other material transfers between Levels 1, 2 or 3 in the three and nine months ended September 30, 2017.

The following tables present reconciliations of the changes during the nine months ended September 30, 2018 and 2017 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2018	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2018	$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	(0.1)	(0.3)	-	1.5	1.2	2.3
Other comprehensive income (loss)	0.2	(7.4)	(2.5)	(5.3)	-	(10.3)	(4.0)	(29.3)
Purchases	2.0	153.7	38.9	-	-	705.3	-	899.9
Sales	(0.1)	-	-	-	-	(56.7)	(5.6)	(62.4)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	(3.2)	(2.9)	(5.6)	-	(361.2)	-	(372.9)
Transfers into Level 3	4.4	1.2	-	-	-	-	58.7	64.3
Transfers out of Level 3	-	(1.3)	(0.2)	(150.6)	(1.6)	-	(56.9)	(210.6)

Balance as of September 30, 2018	$8.4	$403.0	$108.4	$-	$-	$1,379.9	$0.9	$1,900.6

	Equity Securities		Debt Securities
						Mortgage and asset-backed
Nine Months Ended September 30, 2017	Common Stock	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2017	$4.3	$-	$-	$72.9	$0.4	$5.9	$4.3	$903.8	$28.1	$1,019.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	0.2	(0.2)	-	(0.2)	-	0.2	-	3.9	10.8	14.7
Other comprehensive income	-	0.2	-	3.2	0.8	0.3	0.1	15.0	(8.9)	10.7
Purchases	-	5.6	4.7	220.4	38.6	-	9.6	746.7	-	1,025.6
Sales	(2.6)	(0.6)	-	(10.2)	(0.2)	-	(2.2)	(59.5)	(21.6)	(96.9)
Issuances	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	-	(6.3)	-	(1.0)	(0.4)	(427.4)	-	(435.1)
Transfers into Level 3	1.4	-	-	3.8	0.3	-	-	-	-	5.5
Transfers out of Level 3	(2.4)	-	-	(4.8)	-	-	-	-	-	(7.2)

Balance as of September 30, 2017	$0.9	$5.0	$4.7	$278.8	$39.9	$5.4	$11.4	$1,182.5	$8.4	$1,537.0

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of September 30, 2018 and 2017.

Net unrealized losses related to Level 3 assets as of September 30, 2018 and December 31, 2017 were not material.

The increase in Senior Notes and other debt included in Level 3 for the first nine months of 2018 primarily reflects increased borrowings at W&W|AFCO Steel, including its acquisition of Hirschfeld.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost or cost and the fair value of AFS securities as of September 30, 2018 and December 31, 2017:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of September 30, 2018
Debt securities:
U.S. Government obligations	$1,069.4	$0.1	$(40.9)	$1,028.6
Municipal bonds	2,591.2	37.3	(24.2)	2,604.3
Foreign government obligations	905.8	5.5	(9.3)	902.0
U.S. corporate bonds	2,464.8	19.4	(40.5)	2,443.7
Foreign corporate bonds	1,428.7	10.6	(20.5)	1,418.8
Mortgage and asset-backed securities:
RMBS	1,147.8	3.0	(35.2)	1,115.6
CMBS	530.7	2.3	(9.1)	523.9

Other asset-backed securities(1)	2,041.4	2.9	(10.0)	2,034.3

Total debt securities	12,179.8	81.1	(189.7)	12,071.2

Short-term investments	690.6	-	-	690.6

Total investments	$12,870.4	$81.1	$(189.7)	$12,761.8

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$3,165.8	$932.5	$(3.8)	$4,094.5
Preferred stock	4.9	0.1	-	5.0

Total equity securities	3,170.7	932.6	(3.8)	4,099.5

Debt securities:
U.S. Government obligations	963.9	1.7	(17.6)	948.0
Municipal bonds	3,578.9	109.8	(6.6)	3,682.1
Foreign government obligations	1,000.1	11.2	(4.7)	1,006.6
U.S. corporate bonds	2,381.1	61.6	(9.7)	2,433.0
Foreign corporate bonds	1,481.8	24.5	(6.5)	1,499.8
Mortgage and asset-backed securities:
RMBS	993.9	6.3	(4.6)	995.6
CMBS	545.0	9.0	(2.3)	551.7

Other asset-backed securities(1)	1,592.1	13.8	(1.3)	1,604.6

Total debt securities	12,536.8	237.9	(53.3)	12,721.4

Short-term investments	578.1	-	-	578.1

Total investments	$16,285.6	$1,170.5	$(57.1)	$17,399.0

(1)	Includes $1,368.9 million and $1,101.3 million of collateralized loan obligations as of September 30, 2018 and December 31, 2017, respectively.

(b) Contractual Maturity

The following table presents the amortized cost or cost and estimated fair value of debt securities by contractual maturity as of September 30, 2018. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost or Cost	Fair Value
	($ in millions)
As of September 30, 2018
Short-term investments due in one year or less	$690.6	$690.6

Mortgage and asset-backed securities(1)	3,719.9	3,673.8
Debt securities with maturity dates:
One year or less	230.8	230.4
Over one through five years	3,011.7	2,987.0
Over five through ten years	3,029.1	2,991.9
Over ten years	2,188.3	2,188.1

Total debt securities	$12,179.8	$12,071.2

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in millions)
Interest income	$106.4	$104.6	$313.2	$306.3
Dividend income	16.2	6.7	54.9	27.9
Investment expenses	(6.8)	(5.8)	(25.4)	(20.1)
Pillar Investments(1)	(0.8)	(9.4)	1.2	(2.9)
Limited partnership interests in certain subsidiaries of Ares(1)	7.0	6.9	20.2	(0.4)
Other investment results	5.3	1.7	13.6	11.1

Total	$127.3	$104.7	$377.7	$321.9

(1)	See Note 3(h) of this Form 10-Q for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of September 30, 2018, non-income producing invested assets were immaterial.

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

The following table presents increases in the fair value of equity securities for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
	($ in millions)
Change in the fair value of equity securities sold during the period	$7.3	$23.3
Change in the fair value of equity securities held at the end of the period	362.9	489.5

Change in the fair value of equity securities	$370.2	$512.8

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $0.9 billion and $1.6 billion for the three months ended September 30, 2018 and 2017, respectively, and $2.8 billion and $5.8 billion for the nine months ended September 30, 2018 and 2017, respectively.

Realized capital gains and losses for the first nine months of 2018 primarily reflect a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information on this conversion. Realized capital gains and losses for the three and nine months ended September 30, 2018 also reflect the sale of debt securities.

Realized capital gains and losses for the three and nine months ended September 30, 2017 primarily reflect the sale of equity securities and certain exchange traded funds. Realized capital gains for the first nine months of 2017 include the sale of certain equity securities resulting from a partial restructuring of the equity portfolio.

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		($ in millions)
Gross realized capital gains	$16.9	$47.0	$83.3	$189.7
Gross realized capital losses	(0.7)	(14.1)	(16.1)	(87.9)

Net realized capital gains	$16.2	$32.9	$67.2	$101.8

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

OTTI losses in the first nine months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of September 30, 2018 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of September 30, 2018
Debt securities:
U.S. Government obligations	$389.9	$7.8	$611.1	$33.1	$1,001.0	$40.9
Municipal bonds	695.0	12.2	261.7	12.0	956.7	24.2
Foreign government obligations	414.6	2.9	192.4	6.4	607.0	9.3
U.S. corporate bonds	1,238.9	27.0	294.9	13.5	1,533.8	40.5
Foreign corporate bonds	665.3	11.3	288.1	9.2	953.4	20.5
Mortgage and asset-backed securities:
RMBS	891.7	28.1	130.3	7.1	1,022.0	35.2
CMBS	273.5	5.3	46.3	3.8	319.8	9.1
Other asset-backed securities	1,260.4	8.5	68.6	1.5	1,329.0	10.0

Total temporarily impaired securities	$5,829.3	$103.1	$1,893.4	$86.6	$7,722.7	$189.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of December 31, 2017
Equity securities:
Common stock	$145.7	$3.8	$-	$-	$145.7	$3.8
Preferred stock	-	-	-	-	-	-

Total equity securities	145.7	3.8	-	-	145.7	3.8

Debt securities:
U.S. Government obligations	447.8	4.4	416.6	13.2	864.4	17.6
Municipal bonds	240.0	1.5	267.3	5.1	507.3	6.6
Foreign government obligations	321.9	2.7	72.2	2.0	394.1	4.7
U.S. corporate bonds	568.8	6.1	207.3	3.6	776.1	9.7
Foreign corporate bonds	417.4	3.0	159.4	3.5	576.8	6.5
Mortgage and asset-backed securities:
RMBS	284.2	1.6	131.5	3.0	415.7	4.6
CMBS	112.2	0.5	34.7	1.8	146.9	2.3
Other asset-backed securities	211.1	0.9	65.7	0.4	276.8	1.3

Total debt securities	2,603.4	20.7	1,354.7	32.6	3,958.1	53.3

Total temporarily impaired securities	$2,749.1	$24.5	$1,354.7	$32.6	$4,103.8	$57.1

As of September 30, 2018, Alleghany held a total of 2,289 debt securities that were in an unrealized loss position, of which 617 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to U.S. Government obligations, municipal bonds, U.S. corporate bonds, foreign corporate bonds and RMBS.

As of September 30, 2018, the vast majority of Alleghany’s debt securities were rated investment grade, with 4.2 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 5.3 percent as of December 31, 2017.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2018, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $201.3 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted into limited partner interests in certain Ares subsidiaries that were convertible into Ares common units. On March 15, 2018, most of AIHL’s limited partner interests were converted into Ares common units. As a result of the conversion and with respect to the limited partnership interests that were converted into Ares common units, AIHL: (i) reclassified its converted interests from other invested assets to equity securities; (ii) increased its carrying value to $208.2 million to reflect the fair value of Ares common units; and (iii) recorded the $45.7 million increase in carrying value as a realized capital gain as of March 15, 2018. As a result of the conversion and with respect to the unconverted limited partnership interests, AIHL: (i) changed its accounting from the equity method to fair value; (ii) increased its carrying value to $58.7 million to reflect the fair value of Ares limited partnership interests; and (iii) recorded the $12.9 million increase in carrying value as a component of net investment income as of March 15, 2018. On September 24, 2018, AIHL’s remaining Ares limited partner interests were converted into Ares common units and, as a result, AIHL reclassified the remaining $56.9 million of its converted interests from other invested assets to equity securities.

(i) Investments in Commercial Mortgage Loans

As of September 30, 2018, the carrying value of Alleghany’s commercial mortgage loan portfolio was $695.9 million, representing the unpaid principal balance on the loans. As of September 30, 2018, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

4. Reinsurance Ceded

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries purchase reinsurance and retrocessional coverages from highly- rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

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

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	($ in millions)

Reserves as of January 1	$11,871.3	$11,087.2

Less: reinsurance recoverables(1)	1,650.1	1,236.2

Net reserves as of January 1	10,221.2	9,851.0

Other adjustments	1.2	(0.7)

Incurred loss and LAE, net of reinsurance, related to:

Current year	2,579.3	3,099.0

Prior years	(212.8)	(173.0)

Total incurred loss and LAE, net of reinsurance	2,366.5	2,926.0

Paid loss and LAE, net of reinsurance, related to:(2)

Current year	444.9	390.6

Prior years	1,928.9	1,743.2

Total paid loss and LAE, net of reinsurance	2,373.8	2,133.8

Foreign currency exchange rate effect	(77.0)	120.5

Net reserves as of September 30	10,138.1	10,763.0

Reinsurance recoverables as of September 30(1)	1,716.8	1,693.4

Reserves as of September 30	$11,854.9	$12,456.4

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of September 30, 2018 decreased from December 31, 2017, primarily reflecting payments on catastrophe losses incurred in 2017 and favorable prior accident year loss reserve development, partially offset by catastrophe losses in September 2018. Such 2018 catastrophe losses, net of reinsurance, include $87.7 million related to Typhoon Jebi, $80.2 million related to Hurricane Florence and $38.5 million related to Typhoon Trami.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	($ in millions)
Reinsurance Segment

Property:

Catastrophe events	$9.6(	1)	$(7.8)	(2)	$(15.6)	(3)	$(12.2)	(2)

Non-catastrophe	(12.4)	(4)	(0.3)		(42.2)	(4)	(50.4)	(5)

Total property	(2.8)		(8.1)		(57.8)		(62.6)

Casualty & other:

Malpractice Treaties(6)	-		-		(3.4)		(2.0)

Ogden rate impact(7)	-		-		-		24.4

Other	(38.7)	(8)	(41.7)	(9)	(102.5)	(10)	(100.6)	(11)

Total casualty & other	(38.7)		(41.7)		(105.9)		(78.2)

Total Reinsurance Segment	(41.5)		(49.8)		(163.7)		(140.8)

Insurance Segment

RSUI:

Casualty	(4.3)	(12)	(6.9)	(13)	(16.8)	(12)	(28.5)	(13)

Property and other	(27.7)	(14)	(1.7)	(15)	(27.7)	(14)	1.2(	16)

Total RSUI	(32.0)		(8.6)		(44.5)		(27.3)

CapSpecialty	(1.5)	(17)	(2.3)	(18)	(4.6)	(17)	(3.1)	(18)

PacificComp	-		(0.8)	(19)	-		(1.8)	(19)

Total incurred related to prior years	$(75.0)		$(61.5)		$(212.8)		$(173.0)

(1)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Maria and Irma in the 2017 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to several catastrophes in the 2010 through 2016 accident years.
(3)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Harvey in the 2017 accident year and catastrophes in the 2016 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricanes Maria and Irma in the 2017 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development in the 2017 accident year.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2013 through 2016 accident years.
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

(7)

Represents unfavorable prior accident year loss reserve development related to the U.K. Ministry of Justice’s reduction in the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K to negative 0.75 percent as of March 20, 2017 from 2.50 percent.

(8)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2007 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 through 2016 accident years.

(9)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed U.S. professional liability lines of business related to older accident years and shorter-tailed casualty lines of business in the U.K. related to recent accident years.

(10)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and in the longer-tailed casualty lines of business in the 2010 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 accident year.

(11)

Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability lines of business in the 2005 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business in the 2015 accident year in the U.S. and the U.K.

(12)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2009, 2012 and 2016 accident years.

(13)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2011 accident years.
(14)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and, to a lesser extent, Hurricane Matthew that occurred in the 2016 accident year, as well as various other losses not classified as catastrophes in recent accident years.

(15)	Primarily reflects favorable unallocated LAE development.
(16)

Primarily reflects unfavorable prior accident year property loss reserve development related to the binding authority lines of business in the 2015 and 2016 accident years, partially offset by favorable prior accident year catastrophe loss reserve development in the 2016 accident year.

(17)	Primarily reflects favorable prior accident year loss reserve development related to the surety lines of business in the 2016 and 2017 accident years.
(18)	Primarily reflects favorable prior accident year loss reserve development related to the casualty lines of business in the 2010, 2014, 2015 and 2016 accident years.
(19)	Primarily reflects favorable prior accident year loss reserve development in the 2013 and prior accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2018 was 18.4 percent, compared with 66.8 percent for the first nine months of 2017. The 66.8 percent effective tax rate for the first nine months of 2017 was calculated based on actual results through September 30, 2017 because management was not able to reliably estimate the annual effective tax rate in light of the significant catastrophe losses incurred in the third quarter of 2017. The decrease in the effective tax rate in the first nine months of 2018 from the first nine months of 2017 primarily reflects the decrease in the U.S. corporate federal income tax rate from 35.0 percent to 21.0 percent due to the Tax Act and losses before income taxes in the first nine months of 2017, which magnified the impact of certain tax adjustments, partially offset by new limitations on certain deductions as a result of the Tax Act. There continues to be a degree of uncertainty as to how certain provisions of the Tax Act will be interpreted and implemented in practice in the future.

Alleghany believes that, as of September 30, 2018, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2018.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In June 2018, the Alleghany Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. As of September 30, 2018, Alleghany had $481.1 million remaining under both share repurchase authorization programs.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and nine months ended September 30, 2018 and 2017 pursuant to the 2015 Repurchase Program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Shares repurchased	76,299	15,916	479,922	15,916
Cost of shares repurchased (in millions)	$46.0	$8.5	$282.1	$8.5
Average price per share repurchased	$602.24	$537.14	$587.70	$537.14

(b) Accumulated Other Comprehensive Income (Loss)

The following tables presents a reconciliation of the changes during the nine months ended September 30, 2018 and 2017 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$(15.5)	$618.1

Cumulative effect of adoption of new accounting pronouncements(1):
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	-	-	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1

Total	(579.0)	(18.2)	(3.3)	(600.5)

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(213.3)	(6.9)	(1.7)	(221.9)
Reclassifications from accumulated other comprehensive income	(16.5)	-	-	(16.5)

Total	(229.8)	(6.9)	(1.7)	(238.4)

Balance as of September 30, 2018	$(90.6)	$(109.7)	$(20.5)	$(220.8)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2017	$232.2	$(111.2)	$(11.7)	$109.3

Cumulative effect of adoption of new accounting pronouncements(1)	12.9	-	-	12.9
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	364.6	22.4	(0.2)	386.8
Reclassifications from accumulated other comprehensive income	(57.7)	-	-	(57.7)

Total	306.9	22.4	(0.2)	329.1

Balance as of September 30, 2017	$552.0	$(88.8)	$(11.9)	$451.3

(1)	See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new investment accounting guidance and new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2018 and 2017:

Accumulated Other		Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2018	2017	2018	2017
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(16.2)	$(32.9)	$(21.5)	$(101.8)
	Other than temporary impairment losses	-	6.1	0.5	13.1
	Income taxes	3.4	9.4	4.5	31.0

Total reclassifications:	Net earnings	$(12.8)	$(17.4)	$(16.5)	$(57.7)

(1)

For the nine month period ended September 30, 2018, excludes a $45.7 million pre-tax gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2018, the Alleghany Board of Directors declared a special dividend of $10 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions, except share amounts)
Net earnings (losses) available to Alleghany stockholders	$284.9	$(314.2)	$751.6	$(63.2)
Effect of dilutive securities	-	(8.9)	-	-

Income (loss) available to common stockholders for diluted earnings per share	$284.9	$(323.1)	$751.6	$(63.2)

Weighted average common shares outstanding applicable to basic earnings per share	14,937,135	15,416,014	15,168,831	15,416,249
Effect of dilutive securities	-	42,310	4,849	-

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,937,135	15,458,324	15,173,680	15,416,249

61,285 and 63,567 contingently issuable shares were potentially available during the first nine months of 2018 and 2017, respectively, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

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

(c) Energy Holdings

As of September 30, 2018, Alleghany had holdings in energy sector businesses of $896.8 million, comprised of $294.0 million of debt securities, $483.5 million of equity securities and $119.3 million of Alleghany’s equity attributable to SORC.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level. Industrial operations are conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel beginning April 28, 2017 (the date on which Alleghany Capital acquired approximately 80 percent of the equity thereof), and a 45 percent equity interest in Wilbert, beginning August 1, 2017 (the date on which Alleghany Capital acquired a 45 percent equity interest therein). Non-industrial operations are conducted through IPS and Jazwares.

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

(b) Results

The following tables present the results for Alleghany’s three reportable segments and for corporate activities for the three and nine months ended September 30, 2018 and 2017:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2018	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$451.4	$685.9	$1,137.3	$260.8	$83.9	$344.7	$1,482.0	$-	$1,482.0	$(6.7)	$1,475.3
Net premiums written	331.1	654.1	985.2	176.0	77.9	253.9	1,239.1	-	1,239.1	-	1,239.1
Net premiums earned	326.5	635.0	961.5	190.6	73.3	263.9	1,225.4	-	1,225.4	-	1,225.4
Net loss and LAE	387.6	421.4	809.0	107.0	41.7	148.7	957.7	-	957.7	-	957.7
Commissions, brokerage and other underwriting expenses	113.3	211.6	324.9	52.8	30.0	82.8	407.7	-	407.7	-	407.7

Underwriting (loss) profit(3)	$(174.4)	$2.0	$(172.4)	$30.8	$1.6	$32.4	(140.0)	-	(140.0)	-	(140.0)

Net investment income							122.5	0.7	123.2	4.1	127.3
Change in the fair value of equity securities							373.9	-	373.9	(3.7)	370.2
Net realized capital gains							16.2	-	16.2	-	16.2
Other than temporary impairment losses							-	-	-	-	-
Noninsurance revenue							6.2	407.5	413.7	24.6	438.3
Other operating expenses							23.6	382.5	406.1	9.2	415.3
Corporate administration							1.3	-	1.3	17.8	19.1
Amortization of intangible assets							(0.3)	5.8	5.5	-	5.5
Interest expense							6.7	2.6	9.3	12.9	22.2

Earnings (losses) before income taxes							$347.5	$17.3	$364.8	$(14.9)	$349.9

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
							($ in millions)
Gross premiums written	$445.5	$681.1	$1,126.6	$234.6	$74.3	$41.6	$350.5	$1,477.1	$-	$1,477.1	$(5.3)	$1,471.8
Net premiums written	329.0	649.5	978.5	170.8	69.5	41.5	281.8	1,260.3	-	1,260.3	-	1,260.3
Net premiums earned	310.8	642.4	953.2	179.0	66.1	41.4	286.5	1,239.7	-	1,239.7	-	1,239.7
Net loss and LAE	659.9	459.3	1,119.2	305.4	37.0	30.3	372.7	1,491.9	-	1,491.9	-	1,491.9
Commissions, brokerage and other underwriting expenses	105.2	203.7	308.9	50.3	28.4	10.6	89.3	398.2	-	398.2	-	398.2

Underwriting (loss) profit(3)	$(454.3)	$(20.6)	$(474.9)	$(176.7)	$0.7	$0.5	$(175.5)	(650.4)	-	(650.4)	-	(650.4)

Net investment income								101.4	1.6	103.0	1.7	104.7
Change in the fair value of equity securities								-	-	-	-	-
Net realized capital gains								21.5	0.7	22.2	10.7	32.9
Other than temporary impairment losses								(6.1)	-	(6.1)	-	(6.1)
Noninsurance revenue								4.7	289.3	294.0	2.3	296.3
Other operating expenses								8.3	260.0	268.3	9.6	277.9
Corporate administration								(1.5)	-	(1.5)	(3.2)	(4.7)
Amortization of intangible assets								(0.3)	6.0	5.7	-	5.7
Interest expense								6.6	1.2	7.8	13.0	20.8

Earnings (losses) before income taxes								$(542.0)	$24.4	$(517.6)	$(4.7)	$(522.3)

		Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2018		Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
							($ in millions)
Gross premiums written		$1,193.7	$2,130.9	$3,324.6	$854.2	$247.1	$1,101.3	$4,425.9	$-	$4,425.9	$(19.2)	$4,406.7
Net premiums written		912.1	2,046.8	2,958.9	579.8	229.6	809.4	3,768.3	-	3,768.3	-	3,768.3
Net premiums earned		893.7	2,009.3	2,903.0	556.2	211.0	767.2	3,670.2	-	3,670.2	-	3,670.2
Net loss and LAE		637.7	1,304.3	1,942.0	309.6	114.9	424.5	2,366.5	-	2,366.5	-	2,366.5
Commissions, brokerage and other underwriting expenses		301.2	663.6	964.8	160.0	91.2	251.2	1,216.0	-	1,216.0	-	1,216.0

Underwriting (loss) profit(3)		$(45.2)	$41.4	$(3.8)	$86.6	$4.9	$91.5	87.7	-	87.7	-	87.7

Net investment income								362.0	3.7	365.7	12.0	377.7
Change in the fair value of equity securities								506.7	-	506.7	6.1	512.8
Net realized capital gains								66.8	0.6	67.4	(0.2)	67.2
Other than temporary impairment losses								(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue								16.7	979.2	995.9	36.8	1,032.7
Other operating expenses								60.6	937.0	997.6	25.9	1,023.5
Corporate administration								1.8	-	1.8	39.2	41.0
Amortization of intangible assets								(0.2)	17.0	16.8	-	16.8
Interest expense								20.5	6.1	26.6	39.4	66.0

Earnings (losses) before income taxes								$956.7	$23.4	$980.1	$(49.8)	$930.3

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2017	Property	Casualty & Other(1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(2)	Consolidated
							($ in millions)
Gross premiums written	$1,190.0	$2,037.7	$3,227.7	$794.1	$213.2	$124.2	$1,131.5	$4,359.2	$-	$4,359.2	$(16.5)	$4,342.7
Net premiums written	931.4	1,975.3	2,906.7	558.0	198.9	122.9	879.8	3,786.5	-	3,786.5	-	3,786.5
Net premiums earned	868.1	1,968.7	2,836.8	540.3	192.2	123.5	856.0	3,692.8	-	3,692.8	-	3,692.8
Net loss and LAE	904.6	1,344.7	2,249.3	479.7	105.7	91.3	676.7	2,926.0	-	2,926.0	-	2,926.0
Commissions, brokerage and other underwriting expenses	283.7	662.9	946.6	158.3	83.3	32.2	273.8	1,220.4	-	1,220.4	-	1,220.4

Underwriting (loss) profit(3)	$(320.2)	$(38.9)	$(359.1)	$(97.7)	$3.2	$-	$(94.5)	(453.6)	-	(453.6)	-	(453.6)

Net investment income								311.7	2.1	313.8	8.1	321.9
Change in the fair value of equity securities								-	-	-	-	-
Net realized capital gains								90.8	0.9	91.7	10.1	101.8
Other than temporary impairment losses								(13.1)	-	(13.1)	-	(13.1)
Noninsurance revenue								10.5	626.8	637.3	13.1	650.4
Other operating expenses								57.4	591.0	648.4	29.8	678.2
Corporate administration								0.2	-	0.2	26.4	26.6
Amortization of intangible assets								(1.2)	15.4	14.2	-	14.2
Interest expense								20.2	3.0	23.2	39.5	62.7

Earnings (losses) before income taxes								$(130.3)	$20.4	$(109.9)	$(64.4)	$(174.3)

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s reportable segments and for corporate activities as of September 30, 2018:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)

Reinsurance segment	$16,740.1	$13,461.2	$5,167.6
Insurance segment	7,056.8	5,586.2	3,092.8

Subtotal	23,796.9	19,047.4	8,260.4
Alleghany Capital	1,476.6	195.4	855.8

Total segments	25,273.5	19,242.8	9,116.2
Corporate activities	522.4	446.8	(521.1)

Consolidated	$25,795.9	$19,689.6	$8,595.1

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $197.7 million as of September 30, 2018. The $197.7 million includes $102.3 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld), $43.0 million of borrowings by Jazwares under its available credit facility, $21.5 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions and borrowings under its available credit facility, $16.5 million of borrowings by IPS under its available credit facility, and $14.4 million of term loans at Bourn & Koch related to borrowings to finance an acquisition and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)

Industrial(1)	$224.2	$137.9	$591.6	$254.2
Non-Industrial(2)	183.7	150.9	387.9	372.1
Corporate & other	(0.4)	0.5	(0.3)	0.5

Alleghany Capital	$407.5	$289.3	$979.2	$626.8

(1)

For the three and nine months ended September 30, 2018, the vast majority of noninsurance revenues were recognized as goods and services transferred to customers over time. For the three and nine months ended September 30, 2017, approximately 77 percent and 67 percent, respectively, of noninsurance revenues were recognized as services were transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(2)

For the three and nine months ended September 30, 2018, approximately 60 percent and 65 percent, respectively, of noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and nine months ended September 30, 2017, approximately 56 percent and 69 percent, respectively, of noninsurance revenues were recognized as services were transferred to customers over time, with the remainder recognized as goods were transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information regarding Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2017, or the “2017 Form 10-K.”

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

Operating earnings before income taxes is a non-GAAP financial measure for our noninsurance operating subsidiaries and investments in the Alleghany Capital segment. Operating earnings before income taxes represents noninsurance revenue less all operating expenses, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI losses; and (v) income taxes. Because operating earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains, OTTI losses and income taxes, it provides an indication of economic performance that is not affected by investment activity, levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use operating earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of operating earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

In prior filings, we have used Adjusted EBITDA as a non-GAAP financial measure for our noninsurance operating subsidiaries held by Alleghany Capital. We believe that operating earnings before income taxes is a more useful non-GAAP financial measure, as it reflects: (i) ongoing capital expenditures through the inclusion of depreciation expense (a component of other operating expenses); and (ii) ongoing levels of debt through the inclusion of interest expense.

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

•

Net earnings attributable to Alleghany stockholders were $284.9 million in the third quarter of 2018, compared with net losses attributable to Alleghany stockholders of $314.2 million in the third quarter of 2017, and net earnings attributable to Alleghany stockholders were $751.6 million in the first nine months of 2018, compared with net losses attributable to Alleghany stockholders of $63.2 million in the first nine months of 2017.

•	Net investment income increased by 21.6 percent and 17.3 percent in the third quarter and first nine months of 2018, respectively, from the corresponding 2017 periods.

•	Net premiums written decreased by 1.7 percent and 0.5 percent in the third quarter and first nine months of 2018, respectively, from the corresponding 2017 periods.

•

Underwriting loss was $140.0 million in the third quarter of 2018, compared with $650.4 million in the third quarter of 2017, and underwriting profit was $87.7 million in the first nine months of 2018, compared with underwriting loss of $453.6 million in the first nine months of 2017.

•

The combined ratio for our reinsurance and insurance segments was 111.5 percent in the third quarter of 2018, compared with 152.4 percent in the third quarter of 2017, and 97.6 percent in the first nine months of 2018, compared with 112.2 percent in the first nine months of 2017.

•

Catastrophe losses, net of reinsurance, were $237.8 million in the third quarter of 2018, compared with $792.5 million in the third quarter of 2017, and $256.2 million in the first nine months of 2018, compared with $807.9 million in the first nine months of 2017.

•

Net favorable prior accident year loss reserve development was $75.0 million in the third quarter of 2018, compared with $61.5 million in the third quarter of 2017, and $212.8 million in the first nine months of 2018, compared with $173.0 million in the first nine months of 2017.

•

Noninsurance revenues for Alleghany Capital were $407.5 million in the third quarter of 2018, compared with $289.3 million in the third quarter of 2017, and $979.2 million in the first nine months of 2018, compared with $626.8 million in the first nine months of 2017.

•

Earnings before income taxes for Alleghany Capital were $17.3 million in the third quarter of 2018, compared with $24.4 million in the third quarter of 2017, and $23.4 million in the first nine months of 2018, compared with $20.4 million in the first nine months of 2017. Operating earnings before income taxes were $23.1 million in the third quarter of 2018, compared with $29.7 million in the third quarter of 2017, and $39.8 million in the first nine months of 2018, compared with $34.9 million in the first nine months of 2017.

As of September 30, 2018, we had total assets of $25.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.6 billion. As of September 30, 2018, we had consolidated total investments of approximately $19.0 billion, consisting of $12.1 billion invested in debt securities, $5.0 billion invested in equity securities, $0.7 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.5 billion invested in other invested assets.

We incurred catastrophe losses in the third quarter of 2018, primarily from Hurricane Florence, which caused widespread property damage and flooding in September 2018, primarily in the State of North Carolina, and Typhoons Jebi and Trami, each of which caused widespread property damage and flooding in September 2018, primarily in Japan. We incurred significant catastrophe losses in the third quarter of 2017, primarily arising from three major hurricanes. Hurricane Harvey caused widespread property damage and flooding in August 2017, primarily in the State of Texas. Hurricane Irma caused widespread property damage and flooding in September 2017, primarily in the State of Florida. Hurricane Maria caused widespread property damage and flooding in September 2017, primarily in the Commonwealth of Puerto Rico. Our loss estimates for all of these catastrophes were based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses resulting from wind and other perils, including storm surge and flooding to the extent covered by applicable policies, and other factors requiring considerable judgment.

The following tables present the impact of our catastrophe losses, net of reinsurance, for the three months ended September 30, 2018 and 2017:

	Reinsurance Segment		Insurance Segment		Total Segments
Three Months Ended September 30, 2018			($ in millions)
Net loss and LAE:
Typhoon Jebi	$87.7		$-		$87.7
Hurricane Florence	46.2		34.0		80.2
Typhoon Trami	38.5		-		38.5
Other	23.4	(1)	8.0	(2)	31.4

Total net loss and LAE	195.8		42.0		237.8

Net reinstatement premiums (earned)(3)	(10.8)		-		(10.8)

Losses before income taxes	185.0		42.0		227.0
Income taxes	38.9		8.8		47.7

Net losses attributable to Alleghany stockholders	$146.1		$33.2		$179.3

Three Months Ended September 30, 2017
Net loss and LAE:
Hurricane Harvey	$181.0		$83.6		$264.6
Hurricane Irma	208.3		103.7		312.0
Hurricane Maria	156.0		14.3		170.3
Other	30.7	(4)	14.9		45.6

Total net loss and LAE	576.0		216.5		792.5

Net reinstatement premiums (earned)(3)	(37.1)		-		(37.1)

Losses before income taxes	538.9		216.5		755.4
Income taxes	188.6		75.8		264.4

Net losses attributable to Alleghany stockholders	$350.3		$140.7		$491.0

(1)	Relates to several severe weather events in East Asia.
(2)	Includes $7.1 million attributable to RSUI and $0.9 million attributable to CapSpecialty.
(3)	Represents an increase in net premiums earned.
(4)	Attributable to earthquakes in Mexico.

Our catastrophe losses are more fully described in the following pages.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in millions)
Revenues
Net premiums earned	$1,225.4	$1,239.7	$3,670.2	$3,692.8
Net investment income	127.3	104.7	377.7	321.9
Change in the fair value of equity securities	370.2	-	512.8	-
Net realized capital gains	16.2	32.9	67.2	101.8
Other than temporary impairment losses	-	(6.1)	(0.5)	(13.1)
Noninsurance revenue	438.3	296.3	1,032.7	650.4

Total revenues	2,177.4	1,667.5	5,660.1	4,753.8

Costs and Expenses
Net loss and loss adjustment expenses	957.7	1,491.9	2,366.5	2,926.0
Commissions, brokerage and other underwriting expenses	407.7	398.2	1,216.0	1,220.4
Other operating expenses	415.3	277.9	1,023.5	678.2
Corporate administration	19.1	(4.7)	41.0	26.6
Amortization of intangible assets	5.5	5.7	16.8	14.2
Interest expense	22.2	20.8	66.0	62.7

Total costs and expenses	1,827.5	2,189.8	4,729.8	4,928.1

Earnings (losses) before income taxes	349.9	(522.3)	930.3	(174.3)
Income taxes	60.4	(212.3)	171.2	(116.3)

Net earnings (losses)	289.5	(310.0)	759.1	(58.0)
Net earnings attributable to noncontrolling interests	4.6	4.2	7.5	5.2

Net earnings (losses) attributable to Alleghany stockholders	$284.9	$(314.2)	$751.6	$(63.2)

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

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and other activities. The tables below present the results for our segments and for other activities for the three and nine months ended September 30, 2018 and 2017.

	Segments
Three Months Ended September 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,137.3	$344.7	$1,482.0	$-	$1,482.0	$(6.7)	$1,475.3
Net premiums written	985.2	253.9	1,239.1	-	1,239.1	-	1,239.1

Net premiums earned	961.5	263.9	1,225.4	-	1,225.4	-	1,225.4

Net loss and LAE:
Current year (excluding catastrophe losses)	654.7	140.2	794.9	-	794.9	-	794.9
Current year catastrophe losses	195.8	42.0	237.8	-	237.8	-	237.8
Prior years	(41.5)	(33.5)	(75.0)	-	(75.0)	-	(75.0)

Total net loss and LAE	809.0	148.7	957.7	-	957.7	-	957.7
Commissions, brokerage and other underwriting expenses	324.9	82.8	407.7	-	407.7	-	407.7

Underwriting (loss) profit(2)	$(172.4)	$32.4	(140.0)	-	(140.0)	-	(140.0)

Net investment income			122.5	0.7	123.2	4.1	127.3
Change in the fair value of equity securities			373.9	-	373.9	(3.7)	370.2
Net realized capital gains			16.2	-	16.2	-	16.2
Other than temporary impairment losses			-	-	-	-	-
Noninsurance revenue			6.2	407.5	413.7	24.6	438.3
Other operating expenses			23.6	382.5	406.1	9.2	415.3
Corporate administration			1.3	-	1.3	17.8	19.1
Amortization of intangible assets			(0.3)	5.8	5.5	-	5.5
Interest expense			6.7	2.6	9.3	12.9	22.2

Earnings (lossses) before income taxes			$347.5	$17.3	$364.8	$(14.9)	$349.9

Loss ratio(3):
Current year (excluding catastrophe losses)	68.1%	53.1%	64.9%
Current year catastrophe losses	20.4%	15.9%	19.4%
Prior years	(4.4%)	(12.7%)	(6.1%)

Total net loss and LAE	84.1%	56.3%	78.2%
Expense ratio(4)	33.8%	31.4%	33.3%

Combined ratio(5)	117.9%	87.7%	111.5%

	Segments
Three Months Ended September 30, 2017	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,126.6	$350.5	$1,477.1	$-	$1,477.1	$(5.3)	$1,471.8
Net premiums written	978.5	281.8	1,260.3	-	1,260.3	-	1,260.3

Net premiums earned	953.2	286.5	1,239.7	-	1,239.7	-	1,239.7

Net loss and LAE:
Current year (excluding catastrophe losses)	593.0	167.9	760.9	-	760.9	-	760.9
Current year catastrophe losses	576.0	216.5	792.5	-	792.5	-	792.5
Prior years	(49.8)	(11.7)	(61.5)	-	(61.5)	-	(61.5)

Total net loss and LAE	1,119.2	372.7	1,491.9	-	1,491.9	-	1,491.9
Commissions, brokerage and other underwriting expenses	308.9	89.3	398.2	-	398.2	-	398.2

Underwriting (loss)(2)	$(474.9)	$(175.5)	(650.4)	-	(650.4)	-	(650.4)

Net investment income			101.4	1.6	103.0	1.7	104.7
Change in the fair value of equity securities			-	-	-	-	-
Net realized capital gains			21.5	0.7	22.2	10.7	32.9
Other than temporary impairment losses			(6.1)	-	(6.1)	-	(6.1)
Noninsurance revenue			4.7	289.3	294.0	2.3	296.3
Other operating expenses			8.3	260.0	268.3	9.6	277.9
Corporate administration			(1.5)	-	(1.5)	(3.2)	(4.7)
Amortization of intangible assets			(0.3)	6.0	5.7	-	5.7
Interest expense			6.6	1.2	7.8	13.0	20.8

Earnings (losses) before income taxes			$(542.0)	$24.4	$(517.6)	$(4.7)	$(522.3)

Loss ratio(3):
Current year (excluding catastrophe losses)	62.3%	58.6%	61.4%
Current year catastrophe losses	60.4%	75.6%	63.9%
Prior years	(5.2%)	(4.1%)	(5.0%)

Total net loss and LAE	117.5%	130.1%	120.3%
Expense ratio(4)	32.3%	31.2%	32.1%

Combined ratio(5)	149.8%	161.3%	152.4%

	Segments
Nine Months Ended September 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,324.6	$1,101.3	$4,425.9	$-	$4,425.9	$(19.2)	$4,406.7
Net premiums written	2,958.9	809.4	3,768.3	-	3,768.3	-	3,768.3

Net premiums earned	2,903.0	767.2	3,670.2	-	3,670.2	-	3,670.2

Net loss and LAE:
Current year (excluding catastrophe losses)	1,909.9	413.2	2,323.1	-	2,323.1	-	2,323.1
Current year catastrophe losses	195.8	60.4	256.2	-	256.2	-	256.2
Prior years	(163.7)	(49.1)	(212.8)	-	(212.8)	-	(212.8)

Total net loss and LAE	1,942.0	424.5	2,366.5	-	2,366.5	-	2,366.5
Commissions, brokerage and other underwriting expenses	964.8	251.2	1,216.0	-	1,216.0	-	1,216.0

Underwriting (loss) profit(2)	$(3.8)	$91.5	87.7	-	87.7	-	87.7

Net investment income			362.0	3.7	365.7	12.0	377.7
Change in the fair value of equity securities			506.7	-	506.7	6.1	512.8
Net realized capital gains			66.8	0.6	67.4	(0.2)	67.2
Other than temporary impairment losses			(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue			16.7	979.2	995.9	36.8	1,032.7
Other operating expenses			60.6	937.0	997.6	25.9	1,023.5
Corporate administration			1.8	-	1.8	39.2	41.0
Amortization of intangible assets			(0.2)	17.0	16.8	-	16.8
Interest expense			20.5	6.1	26.6	39.4	66.0

Earnings (losses) before income taxes			$956.7	$23.4	$980.1	$(49.8)	$930.3

Loss ratio(3):
Current year (excluding catastrophe losses)	65.8%	53.9%	63.3%
Current year catastrophe losses	6.7%	7.8%	7.0%
Prior years	(5.6%)	(6.4%)	(5.8%)

Total net loss and LAE	66.9%	55.3%	64.5%
Expense ratio(4)	33.2%	32.7%	33.1%

Combined ratio(5)	100.1%	88.0%	97.6%

	Segments
Nine Months Ended September 30, 2017	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
			($ in millions)
Gross premiums written	$3,227.7	$1,131.5	$4,359.2	$-	$4,359.2	$(16.5)	$4,342.7
Net premiums written	2,906.7	879.8	3,786.5	-	3,786.5	-	3,786.5

Net premiums earned	2,836.8	856.0	3,692.8	-	3,692.8	-	3,692.8

Net loss and LAE:
Current year (excluding catastrophe losses)	1,814.1	477.0	2,291.1	-	2,291.1	-	2,291.1
Current year catastrophe losses	576.0	231.9	807.9	-	807.9	-	807.9
Prior years	(140.8)	(32.2)	(173.0)	-	(173.0)	-	(173.0)

Total net loss and LAE	2,249.3	676.7	2,926.0	-	2,926.0	-	2,926.0
Commissions, brokerage and other underwriting expenses	946.6	273.8	1,220.4	-	1,220.4	-	1,220.4

Underwriting (loss)(2)	$(359.1)	$(94.5)	(453.6)	-	(453.6)	-	(453.6)

Net investment income			311.7	2.1	313.8	8.1	321.9
Change in the fair value of equity securities			-	-	-	-	-
Net realized capital gains			90.8	0.9	91.7	10.1	101.8
Other than temporary impairment losses			(13.1)	-	(13.1)	-	(13.1)
Noninsurance revenue			10.5	626.8	637.3	13.1	650.4
Other operating expenses			57.4	591.0	648.4	29.8	678.2
Corporate administration			0.2	-	0.2	26.4	26.6
Amortization of intangible assets			(1.2)	15.4	14.2	-	14.2
Interest expense			20.2	3.0	23.2	39.5	62.7

Earnings (losses) before income taxes			$(130.3)	$20.4	$(109.9)	$(64.4)	$(174.3)

Loss ratio(3):
Current year (excluding catastrophe losses)	63.9%	55.8%	62.0%
Current year catastrophe losses	20.3%	27.1%	21.9%
Prior years	(5.0%)	(3.8%)	(4.7%)

Total net loss and LAE	79.2%	79.1%	79.2%
Expense ratio(4)	33.4%	32.0%	33.0%

Combined ratio(5)	112.6%	111.1%	112.2%

(1)	Includes elimination of minor reinsurance activity between segments.
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

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Premiums. The following table presents our consolidated premiums:

	Three Months Ended				Nine Months Ended
	September 30,		Percent		September 30,		Percent
	2018	2017	Change		2018	2017	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,475.3	$1,471.8	0.2%		$4,406.7	$4,342.7	1.5%
Net premiums written	1,239.1	1,260.3	(1.7%	)	3,768.3	3,786.5	(0.5%	)

Net premiums earned	1,225.4	1,239.7	(1.2%	)	3,670.2	3,692.8	(0.6%	)

The increases in gross premiums written in the third quarter and first nine months of 2018 from the corresponding 2017 periods are primarily attributable to increases at our reinsurance segment, as well as growth at CapSpecialty and RSUI, partially offset by the impact of the sale of PacificComp. The increase in the third quarter at our reinsurance segment is primarily due to the impact of TransRe’s purchase of renewal rights associated with a certain block of U.S. treaty reinsurance business focused on regional property and casualty, accident and health and personal auto lines of business, on August 29, 2018, or the “Renewal Rights Purchase,” and an increase in premiums written by the Asia-Pacific operations, partially offset by lower reinstatement premiums written due to significantly lower catastrophe losses in the third quarter of 2018 and the impact of changes in foreign currency exchange rates.

The increase in the first nine months of 2018 at our reinsurance segment primarily reflects increases in casualty premiums written by the European and Asia-Pacific operations, the impact of the Renewal Rights Purchase and the impact of changes in foreign currency exchange rates, partially offset by a decrease in reinstatement premiums written due to significantly lower catastrophe losses in 2018. Gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” were $207.2 million and $205.8 million in the third quarter of 2018 and 2017, respectively, and were $578.9 million and $579.9 million in the first nine months of 2018 and 2017, respectively.

The decreases in net premiums written in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect higher ceded premiums written due to an increase in retrocessional coverage purchased in 2018 at our reinsurance segment, as well as higher ceded premiums written at RSUI, partially offset by higher gross premiums written.

The decreases in net premiums earned in the third quarter and first nine months of 2018 from the corresponding 2017 periods are primarily attributable to decreases at our insurance segment due to the impact of the sale of PacificComp, partially offset by increases at our reinsurance segment primarily due to increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased in 2018 and lower reinstatement premiums earned due to significantly lower catastrophe losses in the third quarter of 2018. A detailed comparison of premiums by segment for the third quarter and first nine months of 2018 and 2017 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$794.9	$760.9	4.5%	$2,323.1	$2,291.1	1.4%
Current year catastrophe losses	237.8	792.5	(70.0%)	256.2	807.9	(68.3%)
Prior years	(75.0)	(61.5)	22.0%	(212.8)	(173.0)	23.0%

Total net loss and LAE	$957.7	$1,491.9	(35.8%)	$2,366.5	$2,926.0	(19.1%)

Loss ratio:
Current year (excluding catastrophe losses)	64.9%	61.4%		63.3%	62.0%
Current year catastrophe losses	19.4%	63.9%		7.0%	21.9%
Prior years	(6.1%)	(5.0%)		(5.8%)	(4.7%)

Total net loss and LAE	78.2%	120.3%		64.5%	79.2%

The decreases in net loss and LAE in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect significantly lower catastrophe losses at our reinsurance and insurance segments, the impact of the sale of PacificComp at our insurance segment and increases in favorable prior accident year loss reserve development, partially offset by increases in non-catastrophe losses at our reinsurance segment. The catastrophe losses in the third quarter and first nine months of 2018 include $87.7 million related to Typhoon Jebi, $80.2 million related to Hurricane Florence and $38.5 million related to Typhoon Trami. Catastrophe losses in the third quarter and first nine months of 2017 include $264.6 million related to Hurricane Harvey, $312.0 million related to Hurricane Irma and $170.3 million related to Hurricane Maria.

Net loss and LAE in the first nine months of 2017 for the reinsurance segment include $24.4 million of unfavorable prior accident year loss reserve development related to the U.K. Ministry of Justice’s reduction in the discount rate, referred to as the Ogden rate, used to calculate lump-sum bodily injury payouts in personal injury insurance claims in the U.K.

A detailed comparison of net loss and LAE by segment for the third quarter and first nine months of 2018 and 2017 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$407.7	$398.2	2.4%	$1,216.0	$1,220.4	(0.4%)

Expense ratio	33.3%	32.1%		33.1%	33.0%

The increase in commissions, brokerage and other underwriting expenses in the third quarter of 2018 from the third quarter of 2017 primarily reflects the impact of significantly lower catastrophe losses on short-term incentive compensation accruals at our reinsurance segment and RSUI and an increase in commissions, brokerage and other underwriting expenses at CapSpecialty due primarily to the impact of higher net premiums earned, partially offset by the impact of the sale of PacificComp. The slight decrease in commissions, brokerage and other underwriting expenses in the first nine months of 2018 from first nine months of 2017 primarily reflects the impact of the sale of PacificComp, partially offset by the impact of lower catastrophe losses on short-term incentive compensation accruals at our reinsurance segment and RSUI, and an increase at CapSpecialty in commissions, brokerage and other underwriting expenses due primarily to the impact of higher net premiums earned.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the three and nine months ended September 30, 2018 and 2017 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Underwriting (loss) profit	$(140.0)	$(650.4)	(78.5%)	$87.7	$(453.6)	(119.3%)

Combined ratio	111.5%	152.4%		97.6%	112.2%

The significant decrease in underwriting loss in the third quarter of 2018 from the third quarter of 2017, and the underwriting profit in the first nine months of 2018 compared with the underwriting loss in the first nine months of 2017, primarily reflect significantly lower catastrophe losses at our reinsurance and insurance segments and, to a lesser extent, increases in favorable prior accident year loss reserve development, partially offset by increases in non-catastrophe losses at our reinsurance segment, all as discussed above.

A detailed comparison of underwriting profit by segment for the three and nine months ended September 30, 2018 and 2017 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Net investment income	$ 127.3	$ 104.7	21.6%	$ 377.7	$ 321.9	17.3%
Change in the fair value of equity securities	370.2	-	-	512.8	-	-
Net realized capital gains	16.2	32.9	(50.8%)	67.2	101.8	(34.0%)
Other than temporary impairment losses	-	(6.1)	(100.0%)	(0.5)	(13.1)	(96.2%)

The increases in net investment income in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect increases in partnership income, increases in dividend income resulting from an increase in the size of the equity securities portfolio and, to a lesser extent, higher interest income. The increase in interest income primarily reflects higher yields on short-term investments and floating-rate debt securities, partially offset by the impact of the sale of PacificComp.

Partnership income in the first nine months of 2018 includes a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC, or “Ares,” as of March 15, 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

Partnership income in the third quarter and first nine months of 2017 includes losses incurred on our equity interests in Pillar Capital Holdings Limited, or “Pillar Holdings,” and related funds arising from significant catastrophe losses incurred in August and September 2017. Partnership income in the first nine months of 2017 also includes a $12.6 million charge on our equity investment in Ares, reflecting our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity.

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

The changes in the fair value of equity securities in the third quarter and first nine months of 2018 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology and industrial sectors. To a lesser extent, the changes in the fair value of equity securities in the third quarter and first nine months of 2018 also reflect appreciation in the value of our equity holdings in the healthcare and consumer discretionary sectors, respectively.

The decreases in net realized capital gains in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect a lack of net realized capital gains from equity securities in 2018 as a result of our adoption of the new investment accounting guidance discussed above. The decrease for the first nine months of 2018 was partially offset by a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on AIHL’s conversion.

The decrease in OTTI losses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflects an absence of impairments from equity securities in 2018 resulting from our adoption of the new investment accounting guidance, as discussed above.

A detailed comparison of investment results for the three and nine months ended September 30, 2018 and 2017 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Noninsurance revenue	$438.3	$296.3	47.9%	$1,032.7	$650.4	58.8%

Other operating expenses	415.3	277.9	49.4%	1,023.5	678.2	50.9%
Corporation administration	19.1	(4.7)	(506.4%)	41.0	26.6	54.1%
Amortization of intangible assets	5.5	5.7	(3.5%)	16.8	14.2	18.3%
Interest expense	22.2	20.8	6.7%	66.0	62.7	5.3%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $19.9 million and $5.4 million in the third quarter of 2018 and 2017, respectively, and $52.5 million and $50.4 million in the first nine months of 2018 and 2017, respectively. The increases in long-term incentive compensation at our reinsurance and insurance segments in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect the impact of significantly lower catastrophe losses on long-term incentive compensation accruals at TransRe and RSUI, partially offset by the impact of declines in unrealized appreciation on our debt securities portfolio in the third quarter and first nine months of 2018 on long-term incentive compensation accruals at TransRe and RSUI.

On April 28, 2017, Alleghany Capital acquired approximately 80 percent of the equity in W&W|AFCO Steel. On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP, or “Hirschfeld,” a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $111.3 million.

The increases in noninsurance revenue and other operating expenses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect the acquisition of Hirschfeld and, for the first nine months of 2018, the acquisition of W&W|AFCO Steel. The increase in other operating expenses in the third quarter of 2018 from the third quarter of 2017 also reflects an increase in long-term incentive compensation at our reinsurance and insurance segments, as discussed above.

Corporate administration. The corporate administration expense in the third quarter of 2018, compared with negative corporate administration expense in the third quarter of 2017, and the increase in corporate administration expense in the first nine months of 2018 from the first nine months of 2017, primarily reflect increases in Alleghany’s long-term incentive compensation accruals. Such increases in accruals primarily reflect the impact of significantly lower catastrophe losses and increases in the price per share of our common stock during the 2018 periods, partially offset by the impact of declines in unrealized appreciation on our debt securities portfolio in the third quarter and first nine months of 2018.

Amortization of intangible assets. The increase in amortization expense in the first nine months of 2018 from the first nine months of 2017 primarily reflects the Hirschfeld and W&W|AFCO Steel acquisitions.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect borrowings at W&W|AFCO Steel and Hirschfeld.

A detailed comparison of noninsurance revenues and expenses for the three and nine months ended September 30, 2018 and 2017 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Income taxes	$60.4	$(212.3)	(128.5%)	$ 171.2	$ (116.3)	(247.2%)

Effective tax rate				18.4%	66.8%

The income taxes in the third quarter and first nine months of 2018, compared with income tax benefits in the corresponding 2017 periods, primarily reflect the impact of significantly lower taxable catastrophe losses and the taxable income from appreciation in the value of our equity securities portfolio resulting from our adoption of new investment accounting guidance in 2018, all as discussed above. The 66.8 percent effective tax rate for the first nine months of 2017 was calculated based on actual results through September 30, 2017 because management was not able to reliably estimate the annual effective tax rate in light of the significant catastrophe losses incurred in the third quarter of 2017. The decrease in the effective tax rate in the first nine months of 2018 from the first nine months of 2017 primarily reflects the decrease in the U.S. corporate federal income tax rate from 35.0 percent to 21.0 percent due to the Tax Cuts and Jobs Act of 2017, or the “Tax Act,” and losses before income taxes in the first nine months of 2017, which magnified the impact of certain tax adjustments, partially offset by new limitations on certain deductions as a result of the Tax Act.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Earnings (losses) before income taxes	$ 349.9	$ (522.3)	(167.0%)	$ 930.3	$ (174.3)	(633.7%)
Net earnings (losses) attributable to Alleghany stockholders	284.9	(314.2)	(190.7%)	751.6	(63.2)	(1,289.2%)

The earnings before income taxes and net earnings attributable to Alleghany stockholders in the third quarter and first nine months of 2018, compared with the losses before income taxes and net losses attributable to Alleghany stockholders in the corresponding 2017 periods, primarily reflect significantly lower catastrophe losses and appreciation in the value of our equity securities portfolio resulting from our adoption of new investment accounting guidance in 2018, all as discussed above.

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

The underwriting results of the reinsurance segment are presented below.

Three Months Ended September 30, 2018	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$ 451.4	$ 685.9	$ 1,137.3
Net premiums written	331.1	654.1	985.2

Net premiums earned	326.5	635.0	961.5

Net loss and LAE:
Current year (excluding catastrophe losses)	194.6	460.1	654.7
Current year catastrophe losses	195.8	-	195.8
Prior years	(2.8)	(38.7)	(41.5)

Total net loss and LAE	387.6	421.4	809.0
Commissions, brokerage and other underwriting expenses	113.3	211.6	324.9

Underwriting (loss) profit(2)	$ (174.4)	$ 2.0	$ (172.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	59.6%	72.5%	68.1%
Current year catastrophe losses	60.0%	- %	20.4%
Prior years	(0.9%)	(6.1%)	(4.4%)

Total net loss and LAE	118.7%	66.4%	84.1%
Expense ratio(4)	34.7%	33.3%	33.8%

Combined ratio(5)	153.4%	99.7%	117.9%

Three Months Ended September 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$445.5	$681.1	$1,126.6
Net premiums written	329.0	649.5	978.5

Net premiums earned	310.8	642.4	953.2

Net loss and LAE:
Current year (excluding catastrophe losses)	162.0	431.0	593.0
Current year catastrophe losses	506.0	70.0	576.0
Prior years	(8.1)	(41.7)	(49.8)

Total net loss and LAE	659.9	459.3	1,119.2
Commissions, brokerage and other underwriting expenses	105.2	203.7	308.9

Underwriting (loss)(2)	$(454.3)	$(20.6)	$(474.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	52.1%	67.1%	62.3%
Current year catastrophe losses	162.8%	10.9%	60.4%
Prior years	(2.6%)	(6.5%)	(5.2%)

Total net loss and LAE	212.3%	71.5%	117.5%
Expense ratio(4)	33.8%	31.7%	32.3%

Combined ratio(5)	246.1%	103.2%	149.8%

Nine Months Ended September 30, 2018	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,193.7	$2,130.9	$3,324.6
Net premiums written	912.1	2,046.8	2,958.9

Net premiums earned	893.7	2,009.3	2,903.0

Net loss and LAE:
Current year (excluding catastrophe losses)	499.7	1,410.2	1,909.9
Current year catastrophe losses	195.8	-	195.8
Prior years	(57.8)	(105.9)	(163.7)

Total net loss and LAE	637.7	1,304.3	1,942.0
Commissions, brokerage and other underwriting expenses	301.2	663.6	964.8

Underwriting (loss) profit(2)	$(45.2)	$41.4	$(3.8)

Loss ratio(3):
Current year (excluding catastrophe losses)	55.9%	70.2%	65.8%
Current year catastrophe losses	21.9%	-%	6.7%
Prior years	(6.5%)	(5.3%)	(5.6%)

Total net loss and LAE	71.3%	64.9%	66.9%
Expense ratio(4)	33.7%	33.0%	33.2%

Combined ratio(5)	105.0%	97.9%	100.1%

Nine Months Ended September 30, 2017	Property	Casualty & Other(1)	Total
	($ in millions)
Gross premiums written	$1,190.0	$2,037.7	$3,227.7
Net premiums written	931.4	1,975.3	2,906.7

Net premiums earned	868.1	1,968.7	2,836.8

Net loss and LAE:
Current year (excluding catastrophe losses)	461.2	1,352.9	1,814.1
Current year catastrophe losses	506.0	70.0	576.0
Prior years	(62.6)	(78.2)	(140.8)

Total net loss and LAE	904.6	1,344.7	2,249.3
Commissions, brokerage and other underwriting expenses	283.7	662.9	946.6

Underwriting (loss)(2)	$(320.2)	$(38.9)	$(359.1)

Loss ratio(3):
Current year (excluding catastrophe losses)	53.1%	68.7%	63.9%
Current year catastrophe losses	58.3%	3.6%	20.3%
Prior years	(7.2%)	(4.0%)	(5.0%)

Total net loss and LAE	104.2%	68.3%	79.2%

Expense ratio(4)	32.7%	33.7%	33.4%

Combined ratio(5)	136.9%	102.0%	112.6%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$451.4	$445.5	1.3%	$1,193.7	$1,190.0	0.3%
Net premiums written	331.1	329.0	0.6%	912.1	931.4	(2.1%)

Net premiums earned	326.5	310.8	5.1%	893.7	868.1	2.9%

Casualty & other
Premiums written:
Gross premiums written	$685.9	$681.1	0.7%	$2,130.9	$2,037.7	4.6%
Net premiums written	654.1	649.5	0.7%	2,046.8	1,975.3	3.6%

Net premiums earned	635.0	642.4	(1.2%)	2,009.3	1,968.7	2.1%

Total
Premiums written:
Gross premiums written	$1,137.3	$1,126.6	0.9%	$3,324.6	$3,227.7	3.0%
Net premiums written	985.2	978.5	0.7%	2,958.9	2,906.7	1.8%

Net premiums earned	961.5	953.2	0.9%	2,903.0	2,836.8	2.3%

Property. The increase in gross premiums written in the third quarter of 2018 from the third quarter of 2017 primarily reflects higher property-related premiums written related to the Quota Share Treaty, partially offset by the impact of changes in foreign currency exchange rates and lower reinstatement premiums written due to significantly lower catastrophe losses in the third quarter of 2018. The increase in gross premiums written in the first nine months of 2018 from the first nine months of 2017 primarily reflects increases in premiums written by the Asia-Pacific operations and the impact of changes in foreign currency exchange rates, partially offset by a decline in property-related premiums written related to the Quota Share Treaty and lower reinstatement premiums written due to significantly lower catastrophe losses in the first nine months of 2018. Gross premiums written related to the Quota Share Treaty were $113.4 million and $92.5 million in the third quarter of 2018 and 2017, respectively, and $224.0 million and $263.2 million in the first nine months of 2018 and 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 2.7 percent and decreased 0.1 percent, respectively, in the third quarter and first nine months of 2018 from the corresponding 2017 periods.

The increase in net premiums earned in the third quarter of 2018 from the third quarter of 2017 primarily reflects an increase in gross premiums written in recent quarters, partially offset by lower reinstatement premiums written due to significantly lower catastrophe losses in the third quarter of 2018 and the impact of changes in foreign currency exchange rates. The increase in net premiums earned in the first nine months of 2018 from the first nine months of 2017 primarily reflects an increase in gross premiums written in recent quarters and the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned due to an increase in retrocessional coverage purchased and lower reinstatement premiums written due to significantly lower catastrophe losses in the first nine months of 2018. Reinstatement premiums earned on 2018 catastrophe losses in the third quarter and first nine months of 2018 were $10.8 million, compared with $32.1 million on 2017 catastrophe losses in the third quarter and first nine months of 2017. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased 6.5 percent and 2.3 percent, respectively, in the third quarter and first nine months of 2018 from the corresponding 2017 periods.

Casualty & other. The increase in gross premiums written in the third quarter of 2018 from the third quarter of 2017 primarily reflects increases in premiums written by the Asia-Pacific operations and the impact of the Renewal Rights Purchase, partially offset by lower casualty-related premiums written related to the Quota Share Treaty, the impact of changes in foreign currency exchange rates and lower reinstatement premiums written due to significantly lower catastrophe losses in the third quarter of 2018. The increase in gross premiums written in the first nine months of 2018 from the first nine months of 2017 primarily reflects increases in premiums written by the European and Asia-Pacific operations, higher casualty-related premiums written related to the Quota Share Treaty, the impact of the Renewal Rights Purchase and the impact of changes in foreign currency exchange rates, partially offset by reinstatement premiums written from catastrophe losses in the third quarter of 2017. Gross premiums written related to the Quota Share Treaty were $93.8 million and $113.3 million in the third quarter of 2018 and 2017, respectively, and $354.9 million and $316.7 million in the first nine months of 2018 and 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 1.6 percent and 3.9 percent, respectively, in the third quarter and first nine months of 2018 from the corresponding 2017 periods.

The decrease in net premiums earned in the third quarter of 2018 from the third quarter of 2017 primarily reflects the impact of changes in foreign currency exchange rates and reinstatement premiums earned from catastrophe losses in the third quarter of 2017, partially offset by an increase in gross premiums written in recent quarters. The increase in net premiums earned in the first nine months of 2018 from the first nine months of 2017 primarily reflects an increase in gross premiums written in recent quarters and the impact of changes in foreign currency exchange rates, partially offset by reinstatement premiums earned from catastrophe losses in the first nine months of 2017. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased 0.2 percent in the third quarter of 2018 from the third quarter of 2017, and increased 1.5 percent in the first nine months of 2018 from the first nine months of 2017.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$194.6	$162.0	20.1%	$499.7	$461.2	8.3%
Current year catastrophe losses	195.8	506.0	(61.3%)	195.8	506.0	(61.3%)
Prior years	(2.8)	(8.1)	(65.4%)	(57.8)	(62.6)	(7.7%)

Total net loss and LAE	$387.6	$659.9	(41.3%)	$637.7	$904.6	(29.5%)

Loss ratio:
Current year (excluding catastrophe losses)	59.6%	52.1%		55.9%	53.1%
Current year catastrophe losses	60.0%	162.8%		21.9%	58.3%
Prior years	(0.9%)	(2.6%)		(6.5%)	(7.2%)

Total net loss and LAE	118.7%	212.3%		71.3%	104.2%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$460.1	$431.0	6.8%	$1,410.2	$1,352.9	4.2%
Current year catastrophe losses	-	70.0	(100.0%)	-	70.0	(100.0%)
Prior years	(38.7)	(41.7)	(7.2%)	(105.9)	(78.2)	35.4%

Total net loss and LAE	$421.4	$459.3	(8.3%)	$1,304.3	$1,344.7	(3.0%)

Loss ratio:
Current year (excluding catastrophe losses)	72.5%	67.1%		70.2%	68.7%
Current year catastrophe losses	-%	10.9%		-%	3.6%
Prior years	(6.1%)	(6.5%)		(5.3%)	(4.0%)

Total net loss and LAE	66.4%	71.5%		64.9%	68.3%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$654.7	$593.0	10.4%	$1,909.9	$1,814.1	5.3%
Current year catastrophe losses	195.8	576.0	(66.0%)	195.8	576.0	(66.0%)
Prior years	(41.5)	(49.8)	(16.7%)	(163.7)	(140.8)	16.3%

Total net loss and LAE	$809.0	$1,119.2	(27.7%)	$1,942.0	$2,249.3	(13.7%)

Loss ratio:
Current year (excluding catastrophe losses)	68.1%	62.3%		65.8%	63.9%
Current year catastrophe losses	20.4%	60.4%		6.7%	20.3%
Prior years	(4.4%)	(5.2%)		(5.6%)	(5.0%)

Total net loss and LAE	84.1%	117.5%		66.9%	79.2%

Property. The decreases in net loss and LAE in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect significantly lower catastrophe losses, partially offset by higher non-catastrophe losses. The catastrophe losses in the third quarter and first nine months of 2018 include $87.7 million related to Typhoon Jebi, $46.2 million related to Hurricane Florence, $38.5 million related to Typhoon Trami and $23.4 million from several severe weather events in East Asia. Catastrophe losses in the third quarter and first nine months of 2017 include $160.7 million related to Hurricane Harvey in August 2017, $175.0 million related to Hurricane Irma in September 2017, $142.4 million related to Hurricane Maria in September 2017 and $27.9 million related to earthquakes in Mexico in September 2017.

Net loss and LAE in the third quarter and first nine months of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	($ in millions)
Catastrophe events	$9.6(	1)	$(7.8)	(2)	$(15.6)	(3)	$(12.2)	(2)

Non-catastrophe	(12.4)	(4)	(0.3)		(42.2)	(4)	(50.4)	(5)

Total	$(2.8)		$(8.1)		$(57.8)		$(62.6)

(1)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Maria and Irma in the 2017 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to several catastrophes in the 2010 through 2016 accident years.
(3)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Harvey in the 2017 accident year and catastrophes in the 2016 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricanes Maria and Irma in the 2017 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development in the 2017 accident year.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2013 through 2016 accident years.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2018 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2018.

Casualty & other. The decreases in net loss and LAE in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect an absence of catastrophe losses and, for the nine month period only, higher favorable prior accident year loss reserve development, partially offset by higher non-catastrophe losses. Catastrophe losses in the third quarter and first nine months of 2017 relate primarily to the marine lines of business, and include $20.3 million related to Hurricane Harvey in August 2017, $33.3 million related to Hurricane Irma in September 2017, $13.6 million related to Hurricane Maria in September 2017 and $2.8 million related to earthquakes in Mexico in September 2017.

Net loss and LAE in the third quarter and first nine months of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	($ in millions)
Malpractice Treaties(1)	$-		$-		$(3.4)		$(2.0)

Ogden rate impact(2)	-		-		-		24.4

Other	(38.7)	(3)	(41.7)	(4)	(102.5)	(5)	(100.6)	(6)

Total	$(38.7)		$(41.7)		$(105.9)		$(78.2)

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

(3)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2007 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 through 2016 accident years.

(4)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed U.S. professional liability lines of business related to older accident years and shorter-tailed casualty lines of business in the U.K. related to recent accident years.

(5)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and in the longer-tailed casualty lines of business in the 2010 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 accident year.

(6)

Primarily reflects favorable prior accident year loss reserve development in longer-tailed U.S. professional liability lines of business in the 2005 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in shorter-tailed casualty lines of business in the 2015 accident year in the U.S. and the U.K.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2018 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2018.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$113.3	$105.2	7.7%	$301.2	$283.7	6.2%

Expense ratio	34.7%	33.8%		33.7%	32.7%

Casualty & other
Commissions, brokerage and other underwriting expenses	$211.6	$203.7	3.9%	$663.6	$662.9	0.1%

Expense ratio	33.3%	31.7%		33.0%	33.7%

Total
Commissions, brokerage and other underwriting expenses	$324.9	$308.9	5.2%	$964.8	$946.6	1.9%

Expense ratio	33.8%	32.3%		33.2%	33.4%

Property. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect higher short-term incentive compensation expense accruals arising from significantly lower catastrophe losses in the third quarter of 2018, the impact of higher net premiums earned and, for the nine month period only, higher commission rates.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the third quarter of 2018 from the third quarter of 2017 primarily reflects higher short-term incentive compensation expense accruals arising from the absence of catastrophe losses in the third quarter of 2018 and, for the third quarter period only, higher commission rates, partially offset by the impact of lower net premiums earned.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Property
Underwriting (loss)	$(174.4)	$(454.3)	(61.6%)	$(45.2)	$(320.2)	(85.9%)

Combined ratio	153.4%	246.1%		105.0%	136.9%

Casualty & other
Underwriting profit (loss)	$2.0	$(20.6)	(109.7%)	$41.4	$(38.9)	(206.4%)

Combined ratio	99.7%	103.2%		97.9%	102.0%

Total
Underwriting (loss)	$(172.4)	$(474.9)	(63.7%)	$(3.8)	$(359.1)	(98.9%)

Combined ratio	117.9%	149.8%		100.1%	112.6%

Property. The decreases in underwriting loss in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect significantly lower catastrophe losses, partially offset by increases in non-catastrophe losses, all as discussed above.

Casualty & other. The underwriting profit in the third quarter and first nine months of 2018 compared with the underwriting loss from the corresponding 2017 periods primarily reflects the absence of catastrophe losses and, for the nine month period only, higher favorable prior accident year loss reserve development, all as discussed above.

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

The underwriting results of the insurance segment are presented below.

Three Months Ended September 30, 2018		RSUI	CapSpecialty	Total
		($ in millions)
Gross premiums written		$260.8	$83.9	$344.7
Net premiums written		176.0	77.9	253.9

Net premiums earned		190.6	73.3	263.9

Net loss and LAE:
Current year (excluding catastrophe losses)		97.9	42.3	140.2
Current year catastrophe losses		41.1	0.9	42.0
Prior years		(32.0)	(1.5)	(33.5)

Total net loss and LAE		107.0	41.7	148.7
Commissions, brokerage and other underwriting expenses		52.8	30.0	82.8

Underwriting profit(1)		$30.8	$1.6	$32.4

Loss ratio(2):
Current year (excluding catastrophe losses)		51.4%	57.7%	53.1%
Current year catastrophe losses		21.6%	1.2%	15.9%
Prior years		(16.9%)	(2.1%)	(12.7%)

Total net loss and LAE		56.1%	56.8%	56.3%

Expense ratio(3)		27.7%	40.9%	31.4%

Combined ratio(4)		83.8%	97.7%	87.7%

Three Months Ended September 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$234.6	$74.3	$41.6	$350.5
Net premiums written	170.8	69.5	41.5	281.8

Net premiums earned	179.0	66.1	41.4	286.5

Net loss and LAE:
Current year (excluding catastrophe losses)	99.3	37.5	31.1	167.9
Current year catastrophe losses	214.7	1.8	-	216.5
Prior years	(8.6)	(2.3)	(0.8)	(11.7)

Total net loss and LAE	305.4	37.0	30.3	372.7
Commissions, brokerage and other underwriting expenses	50.3	28.4	10.6	89.3

Underwriting (loss) profit(1)	$(176.7)	$0.7	$0.5	$(175.5)

Loss ratio(2):
Current year (excluding catastrophe losses)	55.5%	56.8%	75.2%	58.6%
Current year catastrophe losses	119.9%	2.7%	-%	75.6%
Prior years	(4.8%)	(3.5%)	(1.9%)	(4.1%)

Total net loss and LAE	170.6%	56.0%	73.3%	130.1%

Expense ratio(3)	28.1%	43.0%	25.5%	31.2%

Combined ratio(4)	198.7%	99.0%	98.8%	161.3%

Nine Months Ended September 30, 2018		RSUI	CapSpecialty	Total
			($ in millions)
Gross premiums written		$854.2	$247.1	$1,101.3
Net premiums written		579.8	229.6	809.4

Net premiums earned		556.2	211.0	767.2

Net loss and LAE:
Current year (excluding catastrophe losses)		295.4	117.8	413.2
Current year catastrophe losses		58.7	1.7	60.4
Prior years		(44.5)	(4.6)	(49.1)

Total net loss and LAE		309.6	114.9	424.5
Commissions, brokerage and other underwriting expenses		160.0	91.2	251.2

Underwriting profit(1)		$86.6	$4.9	$91.5

Loss ratio(2):
Current year (excluding catastrophe losses)		53.1%	55.8%	53.9%
Current year catastrophe losses		10.6%	0.8%	7.8%
Prior years		(8.0%)	(2.1%)	(6.4%)

Total net loss and LAE		55.7%	54.5%	55.3%

Expense ratio(3)		28.8%	43.2%	32.7%

Combined ratio(4)		84.5%	97.7%	88.0%

Nine Months Ended September 30, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$794.1	$213.2	$124.2	$1,131.5
Net premiums written	558.0	198.9	122.9	879.8

Net premiums earned	540.3	192.2	123.5	856.0

Net loss and LAE:
Current year (excluding catastrophe losses)	279.1	104.8	93.1	477.0
Current year catastrophe losses	227.9	4.0	-	231.9
Prior years	(27.3)	(3.1)	(1.8)	(32.2)

Total net loss and LAE	479.7	105.7	91.3	676.7
Commissions, brokerage and other underwriting expenses	158.3	83.3	32.2	273.8

Underwriting profit (loss)(1)	$(97.7)	$3.2	$-	$(94.5)

Loss ratio(2):
Current year (excluding catastrophe losses)	51.7%	54.5%	75.4%	55.8%
Current year catastrophe losses	42.2%	2.1%	-%	27.1%
Prior years	(5.1%)	(1.6%)	(1.5%)	(3.8%)

Total net loss and LAE	88.8%	55.0%	73.9%	79.1%

Expense ratio(3)	29.3%	43.4%	26.1%	32.0%

Combined ratio(4)	118.1%	98.4%	100.0%	111.1%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$260.8	$234.6	11.2%	$854.2	$794.1	7.6%
Net premiums written	176.0	170.8	3.0%	579.8	558.0	3.9%

Net premiums earned	190.6	179.0	6.5%	556.2	540.3	2.9%

CapSpecialty
Premiums written:
Gross premiums written	$83.9	$74.3	12.9%	$247.1	$213.2	15.9%
Net premiums written	77.9	69.5	12.1%	229.6	198.9	15.4%

Net premiums earned	73.3	66.1	10.9%	211.0	192.2	9.8%

PacificComp
Premiums written:
Gross premiums written	$-	$41.6	(100.0%)	$-	$124.2	(100.0%)
Net premiums written	-	41.5	(100.0%)	-	122.9	(100.0%)

Net premiums earned	-	41.4	(100.0%)	-	123.5	(100.0%)

Total
Premiums written:
Gross premiums written	$344.7	$350.5	(1.7%)	$1,101.3	$1,131.5	(2.7%)
Net premiums written	253.9	281.8	(9.9%)	809.4	879.8	(8.0%)

Net premiums earned	263.9	286.5	(7.9%)	767.2	856.0	(10.4%)

RSUI. The increases in gross premiums written in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect growth in most lines of business due to an increase in business opportunities and improved general market conditions, particularly in the property lines of business.

The increases in net premiums earned in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to reinstatement premiums on RSUI’s per risk property reinsurance treaties and the impact of growth in the heavily-reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect growth in the professional liability and miscellaneous medical lines of business due to CapSpecialty’s distribution initiatives and expanded product offerings and the impact of CapSpecialty’s February 20, 2018 purchase of certain renewal rights associated with a small environmental block of business.

The increases in net premiums earned in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect increases in gross premiums written in recent quarters.

PacificComp. The results shown for the third quarter and first nine months of 2018 reflect the sale of PacificComp as of December 31, 2017.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$97.9	$99.3	(1.4%)	$295.4	$279.1	5.8%
Current year catastrophe losses	41.1	214.7	(80.9%)	58.7	227.9	(74.2%)
Prior years	(32.0)	(8.6)	272.1%	(44.5)	(27.3)	63.0%

Total net loss and LAE	$107.0	$305.4	(65.0%)	$309.6	$479.7	(35.5%)

Loss ratio:
Current year (excluding catastrophe losses)	51.4%	55.5%		53.1%	51.7%
Current year catastrophe losses	21.6%	119.9%		10.6%	42.2%
Prior years	(16.9%)	(4.8%)		(8.0%)	(5.1%)

Total net loss and LAE	56.1%	170.6%		55.7%	88.8%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$42.3	$37.5	12.8%	$117.8	$104.8	12.4%
Current year catastrophe losses	0.9	1.8	(50.0%)	1.7	4.0	(57.5%)
Prior years	(1.5)	(2.3)	(34.8%)	(4.6)	(3.1)	48.4%

Total net loss and LAE	$41.7	$37.0	12.7%	$114.9	$105.7	8.7%

Loss ratio:
Current year (excluding catastrophe losses)	57.7%	56.8%		55.8%	54.5%
Current year catastrophe losses	1.2%	2.7%		0.8%	2.1%
Prior years	(2.1%)	(3.5%)		(2.1%)	(1.6%)

Total net loss and LAE	56.8%	56.0%		54.5%	55.0%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$-	$31.1	(100.0%)	$-	$93.1	(100.0%)
Current year catastrophe losses	-	-	-	-	-	-
Prior years	-	(0.8)	(100.0%)	-	(1.8)	(100.0%)

Total net loss and LAE	$-	$30.3	(100.0%)	$-	$91.3	(100.0%)

Loss ratio:
Current year (excluding catastrophe losses)	-%	75.2%		-%	75.4%
Current year catastrophe losses	-%	-%		-%	-%
Prior years	-%	(1.9%)		-%	(1.5%)

Total net loss and LAE	-%	73.3%		-%	73.9%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$140.2	$167.9	(16.5%)	$413.2	$477.0	(13.4%)
Current year catastrophe losses	42.0	216.5	(80.6%)	60.4	231.9	(74.0%)
Prior years	(33.5)	(11.7)	186.3%	(49.1)	(32.2)	52.5%

Total net loss and LAE	$148.7	$372.7	(60.1%)	$424.5	$676.7	(37.3%)

Loss ratio:
Current year (excluding catastrophe losses)	53.1%	58.6%		53.9%	55.8%
Current year catastrophe losses	15.9%	75.6%		7.8%	27.1%
Prior years	(12.7%)	(4.1%)		(6.4%)	(3.8%)

Total net loss and LAE	56.3%	130.1%		55.3%	79.1%

RSUI. The decreases in net loss and LAE in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect significantly lower catastrophe losses and, to a lesser extent, higher favorable prior accident year loss reserve development. The catastrophe losses in the third quarter and first nine months of 2018 include $34.0 million related to Hurricane Florence, as well as losses related to flooding and severe weather in the Northeastern U.S. and the State of California. Catastrophe losses in the third quarter and first nine months of 2017 include $83.3 million related to Hurricane Harvey, $103.7 million related to Hurricane Irma and $14.3 million related to Hurricane Maria. Catastrophe losses in the third quarter and first nine months of 2017 also reflect losses related to flooding in the State of California and severe weather primarily in the Southeastern and Midwestern U.S.

Net loss and LAE in the third quarter and first nine months of 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	($ in millions)
Casualty	$(4.3)	(1)	$(6.9)	(2)	$(16.8)	(1)	$(28.5)	(2)

Property and other	(27.7)	(3)	(1.7)	(4)	(27.7)	(3)	1.2(	5)

Total	$(32.0)		$(8.6)		$(44.5)		$(27.3)

(1)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2009, 2012 and 2016 accident years.

(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2011 accident years.
(3)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and, to a lesser extent, Hurricane Matthew in the 2016 accident year, as well as various other losses not classified as catastrophes in recent accident years.

(4)	Primarily reflects favorable unallocated LAE development.
(5)

Primarily reflects unfavorable prior accident year property loss reserve development in the binding authority lines of business in the 2015 and 2016 accident years, partially offset by favorable prior accident year catastrophe loss reserve development in the 2016 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2018 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2018.

CapSpecialty. The increases in net loss and LAE in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect the impact of higher net premiums earned and higher 2018 accident year losses due primarily to an increase in net premiums earned for certain lines of business with a higher loss ratio, partially offset by lower catastrophe losses. The increase in net loss and LAE in the third quarter of 2018 also reflects a decrease in favorable prior accident year loss reserve development. The increase in net loss and LAE in the first nine months of 2018 was partially offset by an increase in favorable prior accident year loss reserve development.

Net loss and LAE in the first nine months of 2018 includes favorable prior accident year loss reserve development primarily in the surety lines of business primarily in the 2016 and 2017 accident years. The favorable prior accident year loss reserve development in the first nine months of 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first nine months of 2018 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first nine months of 2018. Net loss and LAE in the third quarter and first nine months of 2017 include favorable prior accident year loss reserve development primarily in the casualty lines of business in the 2010, 2014, 2015 and 2016 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$52.8	$50.3	5.0%	$160.0	$158.3	1.1%

Expense ratio	27.7%	28.1%		28.8%	29.3%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$30.0	$28.4	5.6%	$91.2	$83.3	9.5%

Expense ratio	40.9%	43.0%		43.2%	43.4%

PacificComp
Commissions, brokerage and other underwriting expenses	$-	$10.6	(100.0%)	$-	$32.2	(100.0%)

Expense ratio	-%	25.5%		-%	26.1%

Total
Commissions, brokerage and other underwriting expenses	$82.8	$89.3	(7.3%)	$251.2	$273.8	(8.3%)

Expense ratio	31.4%	31.2%		32.7%	32.0%

RSUI. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect the impact of higher net premiums earned and higher short-term incentive compensation expense accruals arising from significantly lower catastrophe losses in the third quarter of 2018, partially offset by slightly lower commission expense incurred.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect the impact of higher net premiums earned and relatively stable overhead expenses. The increases also reflect one-time acquisition expenses arising from CapSpecialty’s February 20, 2018 purchase of certain renewal rights associated with a small environmental block of business.

Insurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
			($ in millions)
RSUI
Underwriting profit (loss)	$30.8	$(176.7)	(117.4%)	$86.6	$(97.7)	(188.6%)

Combined ratio	83.8%	198.7%		84.5%	118.1%

CapSpecialty
Underwriting profit	$1.6	$0.7	128.6%	$4.9	$3.2	53.1%

Combined ratio	97.7%	99.0%		97.7%	98.4%

PacificComp
Underwriting profit	$-	$0.5	(100.0%)	$-	$-	-

Combined ratio	-%	98.8%		-%	100.0%

Total
Underwriting profit (loss)	$32.4	$(175.5)	(118.5%)	$91.5	$(94.5)	(196.8%)

Combined ratio	87.7%	161.3%		88.0%	111.1%

RSUI. The underwriting profit in the third quarter and first nine months of 2018, compared with the underwriting loss in the corresponding 2017 periods, primarily reflects significantly lower catastrophe losses and, to a lesser extent, increases in favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The increase in underwriting profit in the third quarter of 2018 from the third quarter of 2017 primarily reflects the impact of higher net premiums earned, partially offset by a decrease in favorable prior accident year loss reserve development, all as discussed above. The increase in underwriting profit in the first nine months of 2018 from the first nine months of 2017 primarily reflects an increase in favorable prior accident year loss reserve development and the impact of higher net premiums earned, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in millions)
Net investment income	$122.5	$101.4	20.8%	$362.0	$311.7	16.1%
Change in the fair value of equity securities	373.9	-	-	506.7	-	-
Net realized capital gains	16.2	21.5	(24.7%)	66.8	90.8	(26.4%)
Other than temporary impairment losses	-	(6.1)	(100.0%)	(0.5)	(13.1)	(96.2%)

Net investment income. The increases in net investment income in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect increases in partnership income, increases in dividend income resulting from an increase in the size of the equity securities portfolio and, to a lesser extent, higher interest income. The increase in interest income primarily reflects higher yields on short-term investments and floating-rate debt securities, partially offset by the impact of the sale of PacificComp.

Partnership income in the first nine months of 2018 includes a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares as of March 15, 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

Partnership income in the third quarter and first nine months of 2017 includes losses incurred on our equity interests in Pillar Holdings and related funds arising from significant catastrophe losses incurred in August and September 2017. Partnership income in the first nine months of 2017 also includes a $12.6 million charge on our equity investment in Ares, reflecting our share of a one-time payment recorded by Ares related to an acquisition by its affiliated entity. In connection with this acquisition, Ares agreed to make certain transaction support payments to the sellers of the acquired entity.

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

The changes in the fair value of equity securities in the third quarter and first nine months of 2018 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology and industrial sectors. To a lesser extent, the changes in the fair value of equity securities in the third quarter and first nine months of 2018 also reflect appreciation in the value of our equity holdings in the healthcare and consumer discretionary sectors, respectively.

Net realized capital gains. The decreases in net realized capital gains in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect a lack of net realized capital gains from equity securities in the 2018 periods as a result of our adoption of the new investment accounting guidance discussed above. The decrease for the first nine months of 2018 was partially offset by a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on AIHL’s conversion.

Other than temporary impairment losses. OTTI losses in the first nine months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt and equity securities as of September 30, 2018 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt securities as of September 30, 2018.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel beginning April 28, 2017 (the date on which Alleghany Capital acquired approximately 80 percent of the equity thereof), and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert,” beginning August 1, 2017 (the date on which Alleghany Capital acquired its equity interest therein); (ii) non-industrial operations conducted through IPS and Jazwares; and (iii) corporate operations at the Alleghany Capital level.

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld, a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

The results of the Alleghany Capital segment for the third quarter and first nine months of 2018 and 2017 are presented below.

	Three Months Ended September 30,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$224.2	$183.7	$(0.4)	$407.5	$137.9	$150.9	$0.5	$289.3
Net investment income	0.7	-	-	0.7	0.8	0.1	0.7	1.6
Net realized capital gains	0.1	(0.1)	-	-	0.5	0.2	-	0.7

Total revenues	$225.0	$183.6	$(0.4)	$408.2	$139.2	$151.2	$1.2	$291.6

Other operating expenses(1)	217.1	161.7	3.7	382.5	130.8	128.7	0.5	260.0
Amortization of intangible assets	2.4	3.4	-	5.8	1.9	4.1	-	6.0
Interest expenses	2.0	0.6	-	2.6	0.8	0.4	-	1.2

Earnings (losses) before income taxes	$3.5	$17.9	$(4.1)	$17.3	$5.7	$18.0	$0.7	$24.4

Operating earnings (losses) before income taxes(2)	$5.8	$21.4	$(4.1)	$23.1	$7.1	$21.9	$0.7	$29.7
Add: net realized capital gains	0.1	(0.1)	-	-	0.5	0.2	-	0.7
Less: amortization of intangible assets	(2.4)	(3.4)	-	(5.8)	(1.9)	(4.1)	-	(6.0)

Earnings (losses) before income taxes	$3.5	$17.9	$(4.1)	$17.3	$5.7	$18.0	$0.7	$24.4

	Nine Months Ended September 30,
	2018				2017
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$591.6	$387.9	$(0.3)	$979.2	$254.2	$372.1	$0.5	$626.8
Net investment income	3.6	0.1	-	3.7	0.8	0.2	1.1	2.1
Net realized capital gains	0.7	(0.1)	-	0.6	0.6	0.3	-	0.9

Total revenues	$595.9	$387.9	$(0.3)	$983.5	$255.6	$372.6	$1.6	$629.8

Other operating expenses(1)	570.2	358.1	8.7	937.0	241.2	338.2	11.6	591.0
Amortization of intangible assets	6.7	10.3	-	17.0	2.9	12.5	-	15.4
Interest expenses	4.5	1.6	-	6.1	1.9	1.0	0.1	3.0

Earnings (losses) before income taxes	$14.5	$17.9	$(9.0)	$23.4	$9.6	$20.9	$(10.1)	$20.4

Operating earnings (losses) before income taxes(2)	$20.5	$28.3	$(9.0)	$39.8	$11.9	$33.1	$(10.1)	$34.9
Add: net realized capital gains	0.7	(0.1)	-	0.6	0.6	0.3	-	0.9
Less: amortization of intangible assets	(6.7)	(10.3)	-	(17.0)	(2.9)	(12.5)	-	(15.4)

Earnings (losses) before income taxes	$14.5	$17.9	$(9.0)	$23.4	$9.6	$20.9	$(10.1)	$20.4

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also includes finders’ fees, legal and accounting costs and other transaction-related expenses of $0.3 million and $0.8 million for the third quarter of 2018 and 2017, respectively, and $3.2 million and $6.8 million for the first nine months of 2018 and 2017, respectively.

(2)

Operating earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Operating earnings before income taxes represent noninsurance revenue less all operating expenses and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI impairment losses; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three and nine months ended September 30, 2018 and 2017 are presented below.

	Three Months Ended September 30,
	2018				2017

	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$439.2	$312.1	$25.9	$777.2	$284.0	$323.5	$(5.2)	$602.3
Earnings (losses) before income taxes	3.5	17.9	(4.1)	17.3	5.7	18.0	0.7	24.4
Income taxes(1)	(0.2)	(0.7)	(2.2)	(3.1)	(0.6)	(0.1)	(5.2)	(5.9)
Net earnings attributable to noncontrolling interests(2)	(0.5)	(4.1)	-	(4.6)	(0.7)	(3.5)	-	(4.2)
Capital contributions (returns of capital) and other(3)	5.9	(4.1)	67.2	69.0	70.5	(3.7)	0.7	67.5

Equity, end of period	$447.9	$321.1	$86.8	$855.8	$358.9	$334.2	$(9.0)	$684.1

	Nine Months Ended September 30,
	2018				2017

	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$363.6	$331.3	$11.2	$706.1	$122.7	$330.7	$(12.1)	$441.3
Earnings (losses) before income taxes	14.5	17.9	(9.0)	23.4	9.6	20.9	(10.1)	20.4
Income taxes(1)	(0.8)	(1.4)	(2.4)	(4.6)	(0.8)	(0.1)	(3.6)	(4.5)
Net earnings attributable to noncontrolling interests(2)	(1.8)	(5.7)	-	(7.5)	(1.3)	(3.9)	-	(5.2)
Capital contributions (returns of capital) and other(3)	72.4	(21.0)	87.0	138.4	228.7	(13.4)	16.8	232.1

Equity, end of period	$447.9	$321.1	$86.8	$855.8	$358.9	$334.2	$(9.0)	$684.1

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the third quarter of 2018 were ($0.7) million and ($3.8) million, respectively, for the third quarter of 2017 were ($1.9) million and ($6.3) million, respectively, for the first nine months of 2018 were ($2.8) million and ($3.8) million, respectively, and for the first nine months of 2017 were ($3.3) million and ($7.3) million, respectively.

(2)

During the first nine months of 2018, the noncontrolling interests outstanding were approximately as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 21 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; and Jazwares - 23 percent.

(3)

For the third quarter and first nine months of 2018, primarily reflects funding provided by Alleghany to Alleghany Capital for an acquisition in October 2018 and, for the first nine months only, reflects funding provided by Alleghany Capital for the acquisition of Hirschfeld by W&W|AFCO Steel. For the third quarter and first nine months of 2017, primarily reflects funding provided by Alleghany Capital for the investment in Wilbert in August 2017 and, for the nine month period only, the acquisition of W&W|AFCO Steel.

Noninsurance revenue. The increases in noninsurance revenue in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect increases in industrial operations, due primarily to the acquisition of Hirschfeld and, for the first nine months of 2018, the acquisition of W&W|AFCO Steel. To a lesser extent, the increases in the third quarter and first nine months of 2018 also reflect higher sales at Kentucky Trailer. With respect to non-industrial operations, the increase in noninsurance revenue in the third quarter of 2018 from the third quarter of 2017 primarily reflects higher sales at IPS and the increase in noninsurance revenue in the first nine months of 2018 from the first nine months of 2017 primarily reflects higher sales at Jazwares.

Net investment income. The increases in net investment income in the first nine months of 2018 from the first nine months of 2017 primarily reflect Alleghany Capital’s earnings from its investment in Wilbert.

Net realized capital gains. Net realized capital gains in first nine months of 2018 and 2017 primarily reflect gains from the sale of certain investments and equipment, as well as certain foreign currency exchange rate impacts.

Other operating expenses. The increases in other operating expenses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect significant increases in industrial operations, due primarily to the acquisition of Hirschfeld and, for the first nine months of 2018, the acquisition of W&W|AFCO Steel. To a lesser extent, the increase in other operating expenses in the third quarter and first nine months of 2018 also reflects higher costs related to higher sales and facility consolidation activities at Kentucky Trailer, as well as higher costs for non-industrial operations. The increase in non-industrial operations’ other operating expenses in the third quarter of 2018 primarily reflects higher costs at IPS related to higher sales. The increase in non-industrial operations’ other operating expenses in the first nine months of 2018 primarily reflects higher costs at Jazwares related to higher sales, increased marketing expenditures and the impact of certain Toys “R” Us Inc. liquidation-related charges. The increase in other operating expenses in the third quarter of 2018 also reflects an increase in long-term incentive compensation expense accruals at Alleghany Capital.

Other operating expenses in the first nine months of 2018 and 2017 also reflect significant finders’ fees, legal and accounting costs and other transaction-related expenses, primarily related to W&W|AFCO Steel’s acquisition of Hirschfeld and Alleghany Capital’s acquisition of W&W|AFCO Steel.

Amortization of intangible assets. The increase in amortization expense in the first nine months of 2018 from the first nine months of 2017 primarily reflects the acquisition of Hirschfeld and, for the first nine months of 2018, the acquisition of W&W|AFCO Steel.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect borrowings at W&W|AFCO Steel and Hirschfeld.

Earnings (losses) before income taxes. The decrease in earnings before income taxes in the third quarter of 2018 from the third quarter of 2017 primarily reflects a loss for corporate & other compared with earnings in the third quarter of 2017 and, to a lesser extent, a decrease in the industrial operations’ earnings before income taxes. The loss for corporate & other primarily reflects an increase in long-term incentive compensation expense accruals at Alleghany Capital. The decrease in the industrial operations’ earnings before income taxes primarily reflects higher interest expense and amortization expenses at W&W|AFCO Steel and expenses related to facility consolidation activities at Kentucky Trailer, all as discussed above, as well as the timing of certain large projects at W&W|AFCO Steel.

The increase in earnings before income taxes in the first nine months of 2018 from the first nine months of 2017 primarily reflects increased earnings in the industrial operations, partially offset by lower earnings in the non-industrial operations. The increase in the industrial operations’ earnings before income taxes primarily reflects Alleghany Capital’s earnings from its investment in Wilbert, as well as the impact of increased sales at Kentucky Trailer, all as discussed above. The increase in earnings before income taxes from the acquisitions of W&W|AFCO Steel and Hirschfeld was offset by an increase in amortization expense. The decrease in non-industrial operating earnings before income taxes in the first nine months of 2018 primarily reflects higher expenses at Jazwares, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	4.1	1.7	12.0	8.1
Change in the fair value of equity securities	(3.7)	-	6.1	-
Net realized capital gains	-	10.7	(0.2)	10.1
Other than temporary impairment losses	-	-	-	-
Noninsurance revenue	24.6	2.3	36.8	13.1

Total revenues	25.0	14.7	54.7	31.3

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	9.2	9.6	25.9	29.8
Corporate administration	17.8	(3.2)	39.2	26.4
Amortization of intangible assets	-	-	-	-
Interest expense	12.9	13.0	39.4	39.5

Earnings (losses) before income taxes	$(14.9)	$(4.7)	$(49.8)	$(64.4)

Net investment income. The increases in net investment income in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect higher dividend income resulting from an increase in the size of the equity security portfolio held at the Alleghany parent company-level.

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

The changes in the fair value of equity securities in the third quarter and first nine months of 2018 reflect depreciation and appreciation, respectively, in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Net realized capital gains. The net realized capital gains in the third quarter and first nine months of 2017 primarily reflect gains on the sale of certain exchange-traded funds.

Noninsurance revenue. The increases in noninsurance revenue in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect increases in property sales at Alleghany Properties and, to a lesser extent, increases in oil sales at SORC. Noninsurance revenue includes the sale in September 2018 of 68 acres of land located in Sacramento, California for approximately $20 million.

Other operating expenses. The decreases in other operating expenses in the third quarter and first nine months of 2018 from the corresponding 2017 periods primarily reflect the impact of the sale of a SORC legacy oil field in December 2017.

Corporate administration. The corporate administration expense in the third quarter of 2018, compared with negative corporate administration expense in the third quarter of 2017, and the increase in corporate administration expense in the first nine months of 2018 from the first nine months of 2017, primarily reflect increases in Alleghany’s long-term incentive compensation accruals. Such increases in accruals primarily reflect the impact of significantly lower catastrophe losses and increases in the price per share of our common stock during the 2018 periods, partially offset by the impact of declines in unrealized appreciation on our debt securities portfolio in the third quarter and first nine months of 2018.

Earnings (Losses) before income taxes. The increase in losses before income taxes in the third quarter of 2018 from the third quarter of 2017 primarily reflects the corporate administration expense in the third quarter of 2018, compared with negative corporate administration expense in the third quarter of 2017 and, to a lesser extent, gains on the sale of certain exchange-traded funds in the third quarter of 2017, partially offset by an increase in sales at Alleghany Properties, all as discussed above. The decrease in losses before income taxes in the first nine months of 2018 from the first nine months of 2017 primarily reflects an increase in sales at Alleghany Properties, partially offset by an increase in corporate administration expense, all as discussed above.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance segments on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for losses that have been incurred but not reported and LAE.

	As of September 30, 2018			As of December 31, 2017
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,832.7	$(598.9)	$1,233.8	$1,758.0	$(493.7)	$1,264.3
Casualty & other(1)	7,309.4	(247.9)	7,061.5	7,370.0	(251.0)	7,119.0

	9,142.1	(846.8)	8,295.3	9,128.0	(744.7)	8,383.3

Insurance Segment
Property	448.5	(173.0)	275.5	545.9	(225.9)	320.0
Casualty(2)	2,154.5	(691.5)	1,463.0	2,078.6	(671.8)	1,406.8
Workers’ Compensation	3.1	-	3.1	1.5	-	1.5
All other(3)	173.6	(72.4)	101.2	185.1	(75.5)	109.6

	2,779.7	(936.9)	1,842.8	2,811.1	(973.2)	1,837.9

Eliminations	(66.9)	66.9	-	(67.8)	67.8	-

Total	$11,854.9	$(1,716.8)	$10,138.1	$11,871.3	$(1,650.1)	$10,221.2

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

Changes in Gross and Net Loss and LAE Reserves between September 30, 2018 and December 31, 2017. Gross and net loss and LAE reserves as of September 30, 2018 decreased from December 31, 2017, primarily reflecting payments on catastrophe losses incurred in 2017 and favorable prior accident year loss reserve development, partially offset by catastrophe losses in September 2018. Such 2018 catastrophe losses, net of reinsurance, include $87.7 million related to Typhoon Jebi, $80.2 million related to Hurricane Florence and $38.5 million related to Typhoon Trami.

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

As of September 30, 2018, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,768.8 million, consisting of $1,716.8 million of ceded outstanding loss and LAE and $52.0 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2017 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2018:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Syndicates at Lloyd’s of London	A (Excellent)	$126.7	7.2%
PartnerRe Ltd	A (Excellent)	112.2	6.3%
Swiss Reinsurance Company	A+ (Superior)	107.7	6.1%
Fairfax Financial Holdings Ltd	A (Excellent)	96.0	5.4%
RenaissanceRe Holdings Ltd	A+ (Superior)	89.9	5.1%
W.R. Berkley Corporation	A+ (Superior)	87.7	5.0%
Chubb Corporation	A++ (Superior)	79.6	4.5%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	75.5	4.3%
Liberty Mutual	A (Excellent)	67.7	3.8%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	52.1	2.9%
All other reinsurers		873.7	49.4%

Total reinsurance recoverables(4)		$1,768.8	100.0%

Secured reinsurance recoverables(3)		$613.3	34.7%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 73 percent of our reinsurance recoverables balance as of September 30, 2018 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher.

We had no allowance for uncollectible reinsurance as of September 30, 2018.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2018, we held total marketable securities and cash of $1,421.1 million, compared with $1,383.4 million as of December 31, 2017. The increase in the nine months ended September 30, 2018 primarily reflects the receipt of dividends from TransRe and RSUI and appreciation in the value of the equity securities held at the holding company-level, partially offset by a special dividend and repurchases of shares of our common stock, each as discussed below, as well as contributions to Alleghany Capital to fund the acquisition of Hirschfeld by its subsidiary W&W|AFCO Steel. The $1,421.1 million is comprised of $405.8 million at the Alleghany parent company, $959.2 million at AIHL and $56.1 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2018.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.6 billion as of September 30, 2018, compared with approximately $8.5 billion as of December 31, 2017. The increase in stockholders’ equity in the first nine months of 2018 primarily reflects net earnings, partially offset by a decline in unrealized appreciation on our debt securities portfolio due to an increase in interest rates in the first nine months of 2018, as well as a special dividend and repurchases of our common stock, all as discussed below. As of September 30, 2018, we had 14,918,380 shares of our common stock outstanding, compared with 15,390,500 shares of our common stock outstanding as of December 31, 2017.

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

There were no borrowings under the Credit Agreement from inception through September 30, 2018.

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

Common Stock Repurchases. In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In June 2018, the Alleghany Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. As of September 30, 2018, we had $481.1 million remaining under both share repurchase authorization programs.

The following table presents the shares of our common stock that we repurchased in the three and nine months ended September 30, 2018 and 2017 pursuant to the 2015 Repurchase Program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares repurchased	76,299	15,916	479,922	15,916
Cost of shares repurchased (in millions)	$ 46.0	$ 8.5	$ 282.1	$ 8.5
Average price per share repurchased	$ 602.24	$ 537.14	$ 587.70	$ 537.14

Special Dividend. In February 2018, the Alleghany Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Holdings, a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally,

TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk- reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of September 30, 2018, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $201.3 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, Alleghany’s equity investment in Ares converted into limited partnership interests in certain Ares subsidiaries that were convertible into Ares common units. On March 15, 2018, most of AIHL’s limited partnership interests were converted into Ares common units. As a result of the conversion and with respect to the limited partnership interests that were converted into Ares common units, AIHL: (i) reclassified its converted interests from other invested assets to equity securities; (ii) increased its carrying value to $208.2 million to reflect the fair value of Ares common units; and (iii) recorded the $45.7 million increase in carrying value as a realized capital gain as of March 15, 2018. As a result of the conversion and with respect to the unconverted limited partnership interests, AIHL: (i) changed its accounting from the equity method to fair value; (ii) increased its carrying value to $58.7 million to reflect the fair value of Ares limited partnership interests; and (iii) recorded the $12.9 million increase in carrying value as a component of net investment income as of March 15, 2018. On September 24, 2018, AIHL’s remaining Ares limited partnership interests were converted into Ares common units and, as a result, AIHL reclassified the remaining $56.9 million of its converted interests from other invested assets to equity securities.

Investments in Commercial Mortgage Loans. As of September 30, 2018, the carrying value of our commercial mortgage loan portfolio was $695.9 million, representing the unpaid principal balance on the loans. As of September 30, 2018, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of September 30, 2018, we had holdings of $896.8 million, comprised of $294.0 million of debt securities, $483.5 million of equity securities and $119.3 million of Alleghany’s equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2018.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $197.7 million as of September 30, 2018. The $197.7 million includes $102.3 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld), $43.0 million of borrowings by Jazwares under its available credit facility, $21.5 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions and borrowings under its available credit facility, $16.5 million of borrowings by IPS under its available credit facility, and $14.4 million of term loans at Bourn & Koch related to borrowings to finance an acquisition and borrowings under its available credit facility. None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through September 30, 2018, we have invested $293.8 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, for example, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2018 and December 31, 2017 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2018. The following table presents the ratings of our debt securities portfolio as of September 30, 2018:

	Ratings as of September 30, 2018
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,028.6	$-	$-	$-	$1,028.6
Municipal bonds	253.0	1,693.4	542.6	114.4	0.9	2,604.3
Foreign government obligations	458.6	259.4	174.9	9.1	-	902.0
U.S. corporate bonds	12.5	99.0	856.4	1,038.4	437.4	2,443.7
Foreign corporate bonds	319.3	154.2	556.4	330.7	58.2	1,418.8
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	15.1	1,045.1	-	48.5	6.9	1,115.6
Commercial mortgage-backed securities (“CMBS”)	155.1	308.2	59.6	1.0	-	523.9
Other asset-backed securities	833.9	422.3	352.0	417.6	8.5	2,034.3

Total debt securities	$2,047.5	$5,010.2	$2,541.9	$1,959.7	$511.9	$12,071.2

Percentage of debt securities	17.0%	41.5%	21.1%	16.2%	4.2%	100.0%

(1)

Consists of $157.2 million of securities rated BB / Ba, $209.8 million of securities rated B, $44.8 million of securities rated CCC, $0.4 million of securities rated CC, $4.3 million of securities rated below CC and $95.4 million of not-rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of September 30, 2018 and December 31, 2017, our debt securities portfolio had an effective duration of approximately 4.3 years and 4.4 years, respectively. As of September 30, 2018, approximately $3.2 billion, or 27 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $19.0 billion as of September 30, 2018 from approximately $18.8 billion as of December 31, 2017, primarily reflecting appreciation in the fair value of equity securities, partially offset by a decline in unrealized appreciation on our debt securities portfolio due to an increase in interest rates in the first nine months of 2018,

contributions to Alleghany Capital to fund the acquisition of Hirschfeld by its subsidiary, W&W|AFCO Steel, and repurchases of shares of our common stock, all as discussed above. The special dividend was funded by the proceeds from the sale of PacificComp at December 31, 2017.

Fair Value. The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets

Investments (excluding equity method investments and loans)(1)	$17,791.3	$17,791.3	$17,406.5	$17,406.5

Liabilities

Senior Notes and other debt(2)	$1,581.7	$1,701.8	$1,484.9	$1,614.6

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2018
Equity securities:
Common stock	$5,016.7	$3.5	$-	$5,020.2
Preferred stock	-	-	8.4	8.4

Total equity securities	5,016.7	3.5	8.4	5,028.6

Debt securities:
U.S. Government obligations	-	1,028.6	-	1,028.6
Municipal bonds	-	2,604.3	-	2,604.3
Foreign government obligations	-	902.0	-	902.0
U.S. corporate bonds	-	2,040.7	403.0	2,443.7
Foreign corporate bonds	-	1,310.4	108.4	1,418.8
Mortgage and asset-backed securities:
RMBS(1)	-	1,115.6	-	1,115.6
CMBS	-	523.9	-	523.9
Other asset-backed securities(2)	-	654.4	1,379.9	2,034.3

Total debt securities	-	10,179.9	1,891.3	12,071.2

Short-term investments	-	690.6	-	690.6

Other invested assets(3)	-	-	0.9	0.9

Total investments (excluding equity method investments and loans)	$5,016.7	$10,874.0	$1,900.6	$17,791.3

Senior Notes and other debt	$-	$1,504.1	$197.7	$1,701.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2017
Equity securities:
Common stock	$4,090.7	$3.8	$-	$4,094.5
Preferred stock	-	3.1	1.9	5.0

Total equity securities	4,090.7	6.9	1.9	4,099.5

Debt securities:
U.S. Government obligations	-	948.0	-	948.0
Municipal bonds	-	3,682.1	-	3,682.1
Foreign government obligations	-	1,006.6	-	1,006.6
U.S. corporate bonds	-	2,173.0	260.0	2,433.0
Foreign corporate bonds	-	1,424.6	75.2	1,499.8
Mortgage and asset-backed securities:
RMBS(1)	-	833.8	161.8	995.6
CMBS	-	550.1	1.6	551.7
Other asset-backed securities(2)	-	503.3	1,101.3	1,604.6

Total debt securities	-	11,121.5	1,599.9	12,721.4

Short-term investments	-	578.1	-	578.1

Other invested assets(3)	-	-	7.5	7.5

Total investments (excluding equity method investments and loans)	$4,090.7	$11,706.5	$1,609.3	$17,406.5

Senior Notes and other debt	$-	$1,513.6	$101.0	$1,614.6

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,368.9 million and $1,101.3 million of collateralized loan obligations as of September 30, 2018 and December 31, 2017, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2018, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$9.7	$-	$-	$-	$102.8	$76.0	$32.0	$7.3	$227.8	$9.2	$237.0
Texas	24.9	-	0.2	-	7.9	42.2	72.5	2.3	150.0	65.1	215.1
California	8.4	43.4	-	2.5	1.3	27.6	69.2	-	152.4	58.5	210.9
Massachusetts	18.6	5.4	6.7	-	29.8	29.7	25.8	0.3	116.3	72.6	188.9
Washington	-	-	1.7	-	8.9	10.9	30.3	2.2	54.0	49.1	103.1
Pennsylvania	2.4	1.4	10.2	-	-	33.3	1.1	14.4	62.8	36.2	99.0
Ohio	42.8	0.6	0.1	-	2.0	-	23.8	3.0	72.3	17.9	90.2
Florida	-	0.3	3.6	-	11.0	30.4	14.5	10.6	70.4	10.8	81.2
Colorado	23.0	14.8	-	9.9	2.4	6.5	6.1	-	62.7	16.9	79.6
New Jersey	27.9	-	-	-	-	16.4	-	32.3	76.6	-	76.6
All other states	109.8	90.3	28.4	51.7	112.5	65.2	119.4	133.3	710.6	174.4	885.0

Total	$267.5	$156.2	$50.9	$64.1	$278.6	$338.2	$394.7	$205.7	$1,755.9	$510.7	2,266.6

Total advanced refunded / escrowed maturity funds											337.7

Total municipal bonds											$2,604.3

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

In August 2018, the FASB issued guidance that changes the financial statement disclosure requirements for measuring fair value. With respect to financial instruments classified as “Level 3” in the fair value disclosure hierarchy, the guidance requires certain additional disclosures for public entities related to amounts included in other comprehensive income and significant unobservable inputs used in the valuation, while removing disclosure requirements related to an entity’s overall valuation processes. The guidance also removes certain disclosure requirements related to transfers between financial instruments classified as “Level 1” and “Level 2” and provides clarification on certain other existing disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted with respect to any eliminated or modified disclosures. We will adopt this guidance in the first quarter of 2020 and we do not currently believe that the implementation will have a material impact on our results of operations and financial condition.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of September 30, 2018 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2018 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
				($ in millions)
Assets:
Debt securities, fair value	$13,589.8	$13,119.0	$12,593.9	$ 12,071.2	$11,560.6	$11,075.3	$10,620.2
Estimated change in fair value	1,518.6	1,047.8	522.7	-	(510.6)	(995.9)	(1,451.0)

Liabilities:
Senior Notes and other debt, fair value	$2,148.6	$1,974.2	$1,826.7	$ 1,701.8	$1,594.8	$1,502.8	$1,423.4
Estimated change in fair value	446.8	272.4	124.9	-	(107.0)	(199.0)	(278.4)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2018 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2018
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percantage Increase (Decrease) in Stockholders’ Equity
$ 5,028.6	20% Increase	$6,034.3	9.2%
	20% Decrease	4,022.9	(9.2%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $370.1 million as of September 30, 2018.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of September 30, 2018, the largest foreign currency exposures for these foreign operations were the Euro and the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of September 30, 2018 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2018
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percantage Increase (Decrease) in Stockholders’ Equity
$ 48.1(1)	20% Increase	$57.7	0.1%
	20% Decrease	38.5	(0.1%)

(1)	Denotes a net asset position as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended September 30, 2018 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended September 30, 2018:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July 31	60,390	$592.35	60,390	$491.3
August 1 to August 31	2,137	631.32	2,137	490.0
September 1 to September 30	13,772	641.09	13,772	481.1

Total	76,299	602.24	76,299

(1)

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In June 2018, the Alleghany Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

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

101

Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: November 1, 2018	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and chief financial officer
(principal financial officer)