Form 10-Q
period 2019-03-31
ALLEGHANY CORP /DE
filed 2019-05-07
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number       1-9371

ALLEGHANY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0283071

State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1411 Broadway, 34th Floor, NY, NY	10018

Address of Principal Executive Offices	Zip Code

                 212-752-1356

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐    No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	Y	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,442,366 Shares, par value $1.00 per share, as of April 30, 2019

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2019 – $1,789,148; 2018 – $2,904,496)	$2,523,079	$3,572,790
Debt securities (amortized cost: 2019 – $13,113,522; 2018 – $11,895,850)	13,279,741	11,823,968
Short-term investments	1,272,383	893,776

	17,075,203	16,290,534
Commercial mortgage loans	676,503	676,532
Other invested assets	563,468	555,972

Total investments	18,315,174	17,523,038
Cash	778,064	1,038,763
Accrued investment income	99,491	91,913
Premium balances receivable	946,180	842,642
Reinsurance recoverables	1,761,611	1,921,278
Ceded unearned premiums	231,081	221,232
Deferred acquisition costs	488,083	464,546
Property and equipment at cost, net of accumulated depreciation and amortization	199,045	195,243
Goodwill	455,993	455,142
Intangible assets, net of amortization	549,449	553,136
Current taxes receivable	72,645	116,637
Net deferred tax assets	10,303	164,890
Funds held under reinsurance agreements	724,073	744,057
Other assets	1,161,865	1,012,379

Total assets	$25,793,057	$25,344,896

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,855,124	$12,250,294
Unearned premiums	2,368,894	2,267,078
Senior Notes and other debt	1,676,421	1,669,039
Reinsurance payable	174,434	168,667
Other liabilities	1,305,976	1,127,346

Total liabilities	17,380,849	17,482,424

Redeemable noncontrolling interests	175,721	169,762

Common stock (shares authorized: 2019 and 2018 – 22,000,000; shares issued: 2019 and 2018 – 17,459,961)	17,460	17,460
Contributed capital	3,608,654	3,612,830
Accumulated other comprehensive (loss)	(14,157)	(202,003)
Treasury stock, at cost (2019 – 3,012,224 shares; 2018 – 2,883,452 shares)	(1,393,059)	(1,312,939)
Retained earnings	6,017,589	5,577,362

Total stockholders’ equity attributable to Alleghany stockholders	8,236,487	7,692,710

Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$25,793,057	$25,344,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2019	2018
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,297,309	$1,207,856
Net investment income	123,049	124,126
Change in the fair value of equity securities	392,353	(42,649)
Net realized capital gains	4,442	44,505
Other than temporary impairment losses	(10,020)	(511)
Noninsurance revenue	514,123	251,627

Total revenues	2,321,256	1,584,954

Costs and Expenses
Net loss and loss adjustment expenses	792,498	670,578
Commissions, brokerage and other underwriting expenses	420,126	406,295
Other operating expenses	502,418	264,897
Corporate administration	19,369	7,785
Amortization of intangible assets	6,900	5,264
Interest expense	23,531	21,531

Total costs and expenses	1,764,842	1,376,350

Earnings before income taxes	556,414	208,604
Income taxes	108,512	37,422

Net earnings	447,902	171,182
Net earnings attributable to noncontrolling interest	7,675	(393)

Net earnings attributable to Alleghany stockholders	$440,227	$171,575

Net earnings	$447,902	$171,182
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $48,749 and ($38,905) in 2019 and 2018, respectively	183,387	(146,358)
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of $1,171 and $366 for 2019 and 2018, respectively	4,407	1,379
Change in unrealized currency translation adjustment, net of deferred taxes of ($235) and $1,356 for 2019 and 2018, respectively	(885)	5,100
Retirement plans	937	(1,322)

Comprehensive income	635,748	29,981
Comprehensive income attributable to noncontrolling interests	7,675	(393)

Comprehensive income attributable to Alleghany stockholders	$628,073	$30,374

Basic earnings per share attributable to Alleghany stockholders	$30.40	$11.15
Diluted earnings per share attributable to Alleghany stockholders	30.39	11.04

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2018
(17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	-	-	-	-	440,227	440,227	7,675
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	937	-	-	937	-
Change in unrealized appreciation of investments, net	-	-	187,794	-	-	187,794	-
Change in unrealized currency translation adjustment, net	-	-	(885)	-	-	(885)	-

Comprehensive income	-	-	187,846	-	440,227	628,073	7,675

Treasury stock repurchase	-	-	-	(80,486)	-	(80,486)	-
Other, net	-	(4,176)	-	366	-	(3,810)	(1,716)

Balance as of March 31, 2019
(17,459,961 shares of common stock issued; 3,012,224 in treasury)	$17,460	$3,608,654	$(14,157)	$(1,393,059)	$6,017,589	$8,236,487	$175,721

	Three Months Ended March 31, 2018
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2017
(17,459,961 shares of common stock issued; 2,069,461 in treasury)	$17,460	$3,612,109	$618,118	$(824,906)	$5,091,282	$8,514,063	$106,530
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	-	-	(600,508)	-	600,508	-	-
Net earnings	-	-	-	-	171,575	171,575	(393)
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(1,322)	-	-	(1,322)	-
Change in unrealized appreciation of investments, net	-	-	(144,979)	-	-	(144,979)	-
Change in unrealized currency translation adjustment, net	-	-	5,100	-	-	5,100	-

Comprehensive income	-	-	(141,201)	-	171,575	30,374	(393)

Dividends paid	-	-	-	-	(153,967)	(153,967)	-
Treasury stock repurchase	-	-	-	(21,268)	-	(21,268)	-
Other, net	-	1,521	(29)	2,677	29	4,198	31,494

Balance as of March 31, 2018
(17,459,961 shares of common stock issued; 2,097,820 in treasury)	$17,460	$3,613,630	$(123,620)	$(843,497)	$5,709,427	$8,373,400	$137,631

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Cash flows from operating activities
Net earnings	$447,902	$171,182
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	27,732	33,107
Change in the fair value of equity securities	(392,353)	42,649
Net realized capital (gains) losses	(4,442)	(44,505)
Other than temporary impairment losses	10,020	511
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	165,434	96,582
(Increase) decrease in premium balances receivable	(103,538)	(58,732)
(Increase) decrease in ceded unearned premiums	(9,849)	(14,388)
(Increase) decrease in deferred acquisition costs	(23,537)	(14,178)
(Increase) decrease in funds held under reinsurance agreements	19,984	609
Increase (decrease) in unearned premiums	101,816	69,299
Increase (decrease) in loss and loss adjustment expenses	(395,170)	(156,981)
Change in unrealized foreign currency exchange rate losses (gains)	1,070	(35,143)
Other, net	88,546	(95,181)

Net adjustments	(514,287)	(176,351)

Net cash provided by (used in) operating activities	(66,385)	(5,169)

Cash flows from investing activities
Purchases of debt securities	(2,460,366)	(989,813)
Purchases of equity securities	(69,729)	(451,519)
Sales of debt securities	987,132	1,014,024
Maturities and redemptions of debt securities	235,521	466,457
Sales of equity securities	1,510,222	172,819
Net (purchases) sales of short-term investments	(376,414)	(33,634)
Net (purchases) sales and maturities of commercial mortgage loans	29	(5,569)
(Purchases) sales of property and equipment	(12,956)	(11,057)
Purchases of affiliates and subsidiaries, net of cash acquired	1,157	(105,386)
Other, net	73,423	(23,951)

Net cash provided by (used in) investing activities	(111,981)	32,371

Cash flows from financing activities
Treasury stock acquisitions	(80,486)	(21,268)
Increase (decrease) in other debt	8,178	9,957
Cash dividends paid	-	(153,967)
Other, net	(11,421)	4,654

Net cash provided by (used in) financing activities	(83,729)	(160,624)

Effect of foreign exchange rate changes on cash	1,396	6,087

Net increase (decrease) in cash	(260,699)	(127,335)
Cash at beginning of period	1,038,763	838,375

Cash at end of period	$778,064	$711,040

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$19,368	$16,942
Income taxes paid (refund received)	(39,657)	20,275

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of middle market businesses that are owned and managed through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

•

Bourn & Koch, Inc. (“Bourn & Koch”), a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois;

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;

•	IPS-Integrated Project Services, LLC (“IPS”), a technical service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida;

•	WWSC Holdings, LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma;

•	CHECO Holdings, LLC (“Concord”), a hotel management and development company, headquartered in Raleigh, North Carolina; and

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

In addition, Alleghany owns certain other holding-company investments. Alleghany’s wholly-owned subsidiary Stranded Oil Resources Corporation (“SORC”) is an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. Alleghany’s wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) owns and manages certain properties in the Sacramento, California region. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interests. In addition, Alleghany accretes the redeemable noncontrolling interests up to its future estimated redemption value over the period from the date of issuance to the earliest redemption date. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity as redeemable noncontrolling interests for all periods presented. During the first three months of 2019, the noncontrolling interests outstanding were approximately as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 23 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. In the first quarter of 2019, all noncontrolling interests of Bourn & Koch have exercised their options and sold their ownership interests to Alleghany, effective April 1, 2019.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance on certain tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act, among other things, reduced the U.S. corporate federal income tax rate for the 2018 tax year from 35.0 percent to 21.0 percent. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify any stranded tax amounts that remain in accumulated other comprehensive income to retained earnings, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this new guidance in the first quarter of 2018 and has elected to reclassify stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, to retained earnings as of January 1, 2018. See Note 7(b) of this Form 10-Q for additional information on accumulated other comprehensive income. See Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for additional information on the Tax Act and its impact on Alleghany.

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and improves the alignment between hedge accounting and a company’s risk management activities. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on its results of operations and financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under the prior guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors remains largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach was elected for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Alleghany adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation, Alleghany elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by Alleghany’s lessors for certain of its leases). Alleghany also elected the package of practical expedients under the transition guidance, which allowed Alleghany to not reevaluate existing lease classifications, among others. As of January 1, 2019, Alleghany’s adoption of this guidance resulted in recognition of an additional right-of-use asset of approximately $0.2 billion and a corresponding lease liability of $0.2 billion. See Note 9(b) for further information on Alleghany’s leases.

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

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenue related to insurance and reinsurance contracts and revenue from investments are not impacted by this guidance, whereas noninsurance revenue arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance, and all related amendments, became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this guidance in the first quarter of 2018 using the modified retrospective transition approach and the implementation did not have a material impact on Alleghany’s results of operations and financial condition. See Note 10 of this Form 10-Q for further information on Alleghany’s noninsurance revenue.

Future Application of Accounting Standards

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an available-for-sale (“AFS”) basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which the fair value is less than the amortized cost, although the new guidance removes the length of time a security has been in an unrealized loss position as a possible indication of a credit impairment. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2020. Although Alleghany expects to initially record an increase in an allowance for credit losses on certain financial assets accounted for at cost or amortized cost, it does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 3 of this Form 10-Q for further information on Alleghany’s investments. See Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for further information on Alleghany’s reinsurance recoverables.

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for further information on Alleghany’s goodwill.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets

Investments (excluding equity method investments and loans)(1)	$17,075.7	$17,075.7	$16,291.3	$16,291.3

Liabilities

Senior Notes and other debt(2)	$1,676.4	$1,814.1	$1,669.0	$1,795.5

(1)

This table includes debt and equity securities, as well as partnership and non-marketable equity investments carried at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are carried at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is disclosed below.

(2)

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2019
Equity securities:
Common stock	$2,515.0	$3.5	$-	$2,518.5
Preferred stock	-	-	4.6	4.6

Total equity securities	2,515.0	3.5	4.6	2,523.1

Debt securities:
U.S. Government obligations	-	1,182.9	-	1,182.9
Municipal bonds	-	2,469.7	-	2,469.7
Foreign government obligations	-	779.7	-	779.7
U.S. corporate bonds	-	2,316.3	433.7	2,750.0
Foreign corporate bonds	-	1,270.3	151.4	1,421.7
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,976.6	-	1,976.6
Commercial mortgage-backed securities (“CMBS”)	-	588.6	0.2	588.8
Other asset-backed securities(2)	-	931.3	1,179.0	2,110.3

Total debt securities	-	11,515.4	1,764.3	13,279.7

Short-term investments	-	1,272.4	-	1,272.4
Other invested assets(3)	-	-	0.5	0.5

Total investments (excluding equity method investments and loans)	$2,515.0	$12,791.3	$1,769.4	$17,075.7

Senior Notes and other debt	$-	$1,521.7	$292.4	$1,814.1

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$-	$3,567.4
Preferred stock	-	-	5.4	5.4

Total equity securities	3,563.9	3.5	5.4	3,572.8

Debt securities:
U.S. Government obligations	-	1,022.4	-	1,022.4
Municipal bonds	-	2,214.7	-	2,214.7
Foreign government obligations	-	947.9	-	947.9
U.S. corporate bonds	-	1,959.6	425.7	2,385.3
Foreign corporate bonds	-	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,387.9	-	1,387.9
CMBS	-	533.3	-	533.3
Other asset-backed securities(2)	-	712.3	1,266.9	1,979.2

Total debt securities	-	10,004.5	1,819.5	11,824.0

Short-term investments	-	893.8	-	893.8
Other invested assets(3)	-	-	0.7	0.7

Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3

Senior Notes and other debt	$-	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,166.9 million and $1,266.9 million of collateralized loan obligations as of March 31, 2019 and December 31, 2018, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three months ended March 31, 2019, Alleghany transferred into Level 3 $14.7 million of foreign corporate bonds, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2019, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets.

In the three months ended March 31, 2019, Alleghany transferred out of Level 3 $1.0 million of U.S. corporate bonds, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2019, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets.

There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2019.

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

In addition to the $58.7 million of Ares-related other invested assets transferred into Level 3, in the first three months of 2018, Alleghany transferred into Level 3 $4.3 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets, specifically, a decrease in broker quotes. Of the $4.3 million of transfers, $3.1 million related to preferred stock and $1.2 million related to U.S. corporate bonds.

In the three months ended March 31, 2018, Alleghany transferred out of Level 3 $1.6 million of CMBS securities, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2018, there was a decrease in the weight given to non-binding broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets.

There were no other material transfers between Levels 1, 2 or 3 in the three months ended March 31, 2018.

The following tables present reconciliations of the changes in Level 3 assets during the three months ended March 31, 2019 and 2018 measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$-	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	(9.9)	-	-	-	-	(9.9)
Other comprehensive income (loss)	(0.8)	15.7	2.6	-	15.2	(0.2)	32.5
Purchases	-	5.8	13.8	0.2	49.6	-	69.4
Sales	-	-	(5.6)	-	(116.9)	-	(122.5)
Issuances	-	-	-	-	-	-	-
Settlements	-	(2.6)	(1.0)	-	(35.8)	-	(39.4)
Transfers into Level 3	-	-	14.7	-	-	-	14.7
Transfers out of Level 3	-	(1.0)	-	-	-	-	(1.0)

Balance as of March 31, 2019	$4.6	$433.7	$151.4	$0.2	$1,179.0	$0.5	$1,769.4

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2018	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2018	$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	-	-	-	0.4	1.2	1.6
Other comprehensive income (loss)	0.2	(5.4)	(1.3)	-	-	(3.3)	(1.6)	(11.4)
Purchases	-	36.2	-	-	-	128.2	-	164.4
Sales	-	(1.8)	(0.9)	-	-	(145.3)	(5.5)	(153.5)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-	-
Transfers into Level 3	3.1	1.2	-	-	-	-	58.7	63.0
Transfers out of Level 3	-	-	-	-	(1.6)	-	-	(1.6)

Balance as of March 31, 2018	$5.2	$290.2	$73.0	$161.8	$-	$1,081.3	$60.3	$1,671.8

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of March 31, 2019 and 2018.

Net unrealized losses related to Level 3 assets as of March 31, 2019 and December 31, 2018 were not material.

The increase in Senior Notes and other debt included in Level 3 for the first three months of 2019 primarily reflects increased borrowings at W&W|AFCO Steel to support working capital needs.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of March 31, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of March 31, 2019
Debt securities:
U.S. Government obligations	$1,189.6	$6.3	$(13.0)	$1,182.9
Municipal bonds	2,386.4	84.4	(1.1)	2,469.7
Foreign government obligations	762.2	18.6	(1.1)	779.7
U.S. corporate bonds	2,708.7	53.5	(12.2)	2,750.0
Foreign corporate bonds	1,404.6	22.6	(5.5)	1,421.7
Mortgage and asset-backed securities:
RMBS	1,958.9	25.4	(7.7)	1,976.6
CMBS	581.6	9.5	(2.3)	588.8
Other asset-backed securities(1)	2,121.5	9.4	(20.6)	2,110.3

Total debt securities	13,113.5	229.7	(63.5)	13,279.7

Short-term investments	1,272.4	-	-	1,272.4

Total investments	$14,385.9	$229.7	$(63.5)	$14,552.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$1,042.4	$2.4	$(22.4)	$1,022.4
Municipal bonds	2,177.5	44.4	(7.2)	2,214.7
Foreign government obligations	939.0	12.3	(3.4)	947.9
U.S. corporate bonds	2,431.4	13.2	(59.3)	2,385.3
Foreign corporate bonds	1,363.0	9.1	(18.8)	1,353.3
Mortgage and asset-backed securities:
RMBS	1,392.4	10.3	(14.8)	1,387.9
CMBS	536.9	2.8	(6.4)	533.3
Other asset-backed securities(1)	2,013.3	4.4	(38.5)	1,979.2

Total debt securities	11,895.9	98.9	(170.8)	11,824.0

Short-term investments	893.8	-	-	893.8

Total investments	$12,789.7	$98.9	$(170.8)	$12,717.8

(1)	Includes $1,166.9 million and $1,266.9 million of collateralized loan obligations as of March 31, 2019 and December 31, 2018, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of March 31, 2019
Short-term investments due in one year or less	$1,272.4	$1,272.4

Mortgage and asset-backed securities(1)	4,662.0	4,675.7
Debt securities with maturity dates:
One year or less	492.7	493.2
Over one through five years	3,141.4	3,169.6
Over five through ten years	2,710.4	2,756.9
Over ten years	2,107.0	2,184.3

Total debt securities	$13,113.5	$13,279.7

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Interest income	$119.2	$102.0
Dividend income	9.8	16.4
Investment expenses	(7.5)	(12.0)
Pillar Investments(1)	1.2	-
Limited partnership interests in certain subsidiaries of Ares(1)	-	13.7
Other investment results	0.3	4.0

Total	$123.0	$124.1

(1)	See Note 3(h) of this Form 10-Q for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of March 31, 2019, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The following table presents changes in the fair value of equity securities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Change in the fair value of equity securities sold during the period	$62.1	$11.6
Change in the fair value of equity securities held at the end of the period	330.3	(54.2)

Change in the fair value of equity securities	$392.4	$(42.6)

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $2.5 billion and $1.2 billion for the three months ended March 31, 2019 and 2018, respectively.

Realized capital gains and losses for the three months ended March 31, 2019 primarily reflect capital gains and losses from the sale of debt securities. Realized capital gains and losses for the three months ended March 31, 2018 primarily reflect a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information on this conversion.

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Gross realized capital gains	$12.1	$60.3
Gross realized capital losses	(7.7)	(15.8)

Net realized capital gains	$4.4	$44.5

Gross realized capital losses exclude OTTI losses, as discussed below.

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

OTTI losses in the first three months of 2019 reflect $10.0 million of unrealized losses on debt securities, primarily related to the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuer.

OTTI losses in the first three months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of March 31, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of March 31, 2019
Debt securities:
U.S. Government obligations	$19.3	$-	$665.4	$13.0	$684.7	$13.0
Municipal bonds	1.8	0.1	125.2	1.0	127.0	1.1
Foreign government obligations	14.2	-	111.2	1.1	125.4	1.1
U.S. corporate bonds	197.5	4.2	483.9	8.0	681.4	12.2
Foreign corporate bonds	75.6	0.8	314.9	4.7	390.5	5.5
Mortgage and asset-backed securities:
RMBS	98.1	0.5	399.0	7.2	497.1	7.7
CMBS	88.3	0.1	91.4	2.2	179.7	2.3
Other asset-backed securities	1,084.5	16.9	229.9	3.7	1,314.4	20.6

Total temporarily impaired securities	$1,579.3	$22.6	$2,420.9	$40.9	$4,000.2	$63.5

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)

As of December 31, 2018
Debt securities:
U.S. Government obligations	$78.5	$0.9	$690.5	$21.5	$769.0	$22.4
Municipal bonds	312.4	2.5	202.5	4.7	514.9	7.2
Foreign government obligations	60.7	0.1	186.7	3.3	247.4	3.4
U.S. corporate bonds	1,187.9	39.4	379.7	19.9	1,567.6	59.3
Foreign corporate bonds	501.5	9.7	349.1	9.1	850.6	18.8
Mortgage and asset-backed securities:
RMBS	397.7	6.4	225.9	8.4	623.6	14.8
CMBS	199.1	1.3	109.5	5.1	308.6	6.4
Other asset-backed securities	1,442.8	36.7	121.6	1.8	1,564.4	38.5

Total temporarily impaired securities	$4,180.6	$97.0	$2,265.5	$73.8	$6,446.1	$170.8

As of March 31, 2019, Alleghany held a total of 1,352 debt securities that were in an unrealized loss position, of which 894 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. Government obligations, U.S. corporate bonds and RMBS.

As of March 31, 2019, the vast majority of Alleghany’s debt securities were rated investment grade, with 3.6 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 4.4 percent as of December 31, 2018.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $194.7 million, which is net of returns of capital received from the Pillar Investments.

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

(i) Investments in Commercial Mortgage Loans

As of March 31, 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $676.5 million, representing the unpaid principal balance on the loans. As of March 31, 2019, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2019. Both programs were renewed on May 1, 2019 with substantially similar terms as the expired programs.

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Reserves as of January 1	$12,250.3	$11,871.3
Less: reinsurance recoverables(1)	1,857.4	1,650.1

Net reserves as of January 1	10,392.9	10,221.2

Other adjustments	(0.2)	-

Incurred loss and LAE, net of reinsurance, related to:
Current year	829.9	756.3
Prior years	(37.4)	(85.7)

Total incurred loss and LAE, net of reinsurance	792.5	670.6

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	75.3	100.5
Prior years	914.8	690.8

Total paid loss and LAE, net of reinsurance	990.1	791.3

Foreign currency exchange rate effect	17.2	49.9

Net reserves as of March 31	10,212.3	10,150.4
Reinsurance recoverables as of March 31(1)	1,642.8	1,563.9

Reserves as of March 31	$11,855.1	$11,714.3

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of March 31, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in prior years and, to a lesser extent, favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$8.4	(1)	$(30.4	)(2)
Non-catastrophe	(19.1	)(3)	(11.0	)(4)

Total	(10.7)		(41.4)

Casualty & other	(25.7	)(5)	(30.2	)(6)

Total Reinsurance Segment	(36.4)		(71.6)

Insurance Segment
RSUI:
Casualty	(5.6	)(7)	(11.0	)(8)
Property and other	1.9	(9)	(0.1)

Total	(3.7)		(11.1)

CapSpecialty	2.7	(10)	(3.0	)(11)

Total incurred related to prior years	$(37.4)		$(85.7)

(1)

Primarily reflects unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year, partially offset by favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.

(2)	Primarily reflects favorable prior accident year loss reserve development related to Hurricanes Maria and Harvey in the 2017 accident year.
(3)	Primarily reflects favorable prior accident year loss reserve development in the 2016 through 2018 accident years.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years.
(5)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2012 through 2017 accident years and in the professional liability lines of business in the 2007 and prior accident years.

(6)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2016 and 2017 accident years and in the shorter-tailed and longer-tailed lines of business in the 2005 through 2013 accident years.

(7)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2017 accident year.

(8)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2009 accident year.

(9)

Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Harvey in the 2017 accident year and Florence in the 2018 accident year. The unfavorable prior accident year loss reserve development reflects the impact of a recent adverse court ruling.

(10)

Primarily reflects unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.

(11)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first three months of 2019 was 19.5 percent, compared with 17.9 percent for the first three months of 2018. The increase in the effective tax rate in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower tax-exempt interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.

Alleghany believes that, as of March 31, 2019, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2019.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In June 2018, the Alleghany Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2018 Repurchase Program”). In the fourth quarter of 2018, Alleghany completed the 2015 Repurchase Program and subsequent repurchases have been made pursuant to the 2018 Repurchase Program. As of March 31, 2019, Alleghany had $191.0 million remaining under its share repurchase authorization.

The following table presents the shares of Common Stock that Alleghany repurchased in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Shares repurchased	129,567	35,072
Cost of shares repurchased (in millions)	$80.5	$21.3
Average price per share repurchased	$621.19	$606.40

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the three months ended March 31, 2019 and 2018 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	183.4	(0.9)	0.9	183.4
Reclassifications from accumulated other comprehensive income	4.4	-	-	4.4

Total	187.8	(0.9)	0.9	187.8

Balance as of March 31, 2019	$126.2	$(125.6)	$(14.8)	$(14.2)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
		($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$(15.5)	$618.1

Cumulative effect of adoption of new accounting pronouncements(1):
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	-	-	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1

Total	(579.0)	(18.2)	(3.3)	(600.5)

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(146.4)	5.1	(1.3)	(142.6)
Reclassifications from accumulated other comprehensive income	1.4	-	-	1.4

Total	(145.0)	5.1	(1.3)	(141.2)

Balance as of March 31, 2018	$(5.8)	$(97.7)	$(20.1)	$(123.6)

(1)	See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new investment accounting guidance and new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three months ended March 31, 2019 and 2018:

Accumulated Other		Three Months Ended March 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2019	2018
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(4.4)	$1.2
	Other than temporary impairment losses	10.0	0.5
	Income taxes	(1.2)	(0.3)

Total reclassifications:	Net earnings	$4.4	$1.4

(1)

For the three months ended March 31, 2018, excludes a $45.7 million pre-tax gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2018, the Alleghany Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$440.2	$171.6
Effect of dilutive securities	-	(1.3)

Income available to common stockholders for diluted earnings per share	$440.2	$170.3

Weighted average common shares outstanding applicable to basic earnings per share	14,481,255	15,389,283
Effect of dilutive securities	3,981	29,381

Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,485,236	15,418,664

Contingently issuable shares(1)	39,325	23,777

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancelable lease agreements that expire at various dates through 2038. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and are substantially all considered to be operating leases.

Lease expense was $12.1 million in the first three months of 2019. The following table presents Alleghany’s consolidated lease liabilities and right-of-use lease assets related to operating leases as of March 31, 2019:

As of March 31, 2019
Maturity of lease payments, by year	($ in millions)
1 year or less	$37.9
More than 1 year to 2 years	34.1
More than 2 years to 3 years	30.7
More than 3 years to 4 years	25.6
More than 4 years to 5 years	24.9
More than 5 years	160.5

Total lease payments(1)	$313.7
Less: interest(2)	69.8

Lease liabilities(3)	$243.9

Right-of-use lease assets(4)	$216.3
Prepaid lease assets, net of lease allowances and incentives	27.6

$243.9

(1)	As of March 31, 2019, the weighted average lease term was approximately 12 years.
(2)	As of March 31, 2019, the weighted average discount rate was approximately 5 percent.
(3)	Represents the present value of lease liabilities and is reported as a component of other liabilities on Alleghany’s Consolidated Balance Sheet.
(4)	Reported as a component of other assets on Alleghany’s Consolidated Balance Sheet.

(c) Energy Holdings

As of March 31, 2019, Alleghany had holdings in energy sector businesses of $418.2 million, comprised of $320.9 million of debt securities, $9.4 million of equity securities and $87.9 million of Alleghany’s equity attributable to SORC.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital.

Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K.

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

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI and CapSpecialty. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level. Industrial operations are conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel and a 45 percent equity interest in Wilbert. Non-industrial operations are conducted through IPS, Jazwares and Concord.

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

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld, a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $109.1 million, consisting of $94.4 million in cash and $14.7 million of incremental debt. The $94.4 million paid by W&W|AFCO Steel was funded by capital contributions from Alleghany and noncontrolling interests of $75.5 million and $18.9 million, respectively. In connection with the acquisition, Alleghany recorded $3.0 million of goodwill and $9.4 million of finite-lived intangible assets related primarily to customer relationships.

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company.

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K.

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three months ended March 31, 2019 and 2018:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2019	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital(2)	Total Segments	Corporate Activities(3)	Consolidated
	($ in millions)
Gross premiums written	$415.1	$816.5	$1,231.6	$299.0	$82.8	$381.8	$1,613.4	$-	$1,613.4	$(6.8)	$1,606.6
Net premiums written	316.2	791.4	1,107.6	201.4	76.7	278.1	1,385.7	-	1,385.7	-	1,385.7
Net premiums earned	308.9	720.3	1,029.2	192.4	75.7	268.1	1,297.3	-	1,297.3	-	1,297.3
Net loss and LAE	162.6	490.6	653.2	94.3	45.0	139.3	792.5	-	792.5	-	792.5
Commissions, brokerage and other underwriting expenses	103.7	232.3	336.0	53.5	30.6	84.1	420.1	-	420.1	-	420.1

Underwriting (loss) profit(4)	$42.6	$(2.6)	$40.0	$44.6	$0.1	$44.7	84.7	-	84.7	-	84.7

Net investment income							117.9	1.3	119.2	3.8	123.0
Change in the fair value of equity securities							389.1	-	389.1	3.3	392.4
Net realized capital gains							4.1	0.3	4.4	-	4.4
Other than temporary impairment losses							(10.0)	-	(10.0)	-	(10.0)
Noninsurance revenue							5.4	505.0	510.4	3.7	514.1
Other operating expenses							29.7	465.4	495.1	7.3	502.4
Corporate administration							1.1	-	1.1	18.3	19.4
Amortization of intangible assets							0.2	6.7	6.9	-	6.9
Interest expense							6.7	4.3	11.0	12.5	23.5

Earnings (losses) before income taxes							$553.5	$30.2	$583.7	$(27.3)	$556.4

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2018	Property	Casualty & other(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital(2)	Total Segments	Corporate Activities(3)	Consolidated
	($ in millions)
Gross premiums written	$397.2	$718.4	$1,115.6	$274.6	$74.5	$349.1	$1,464.7	$-	$1,464.7	$(6.0)	$1,458.7
Net premiums written	305.1	691.9	997.0	187.0	69.3	256.3	1,253.3	-	1,253.3	-	1,253.3
Net premiums earned	275.1	685.1	960.2	180.9	66.7	247.6	1,207.8	-	1,207.8	-	1,207.8
Net loss and LAE	96.6	442.8	539.4	96.9	34.3	131.2	670.6	-	670.6	-	670.6
Commissions, brokerage and other underwriting expenses	93.1	228.9	322.0	53.5	30.8	84.3	406.3	-	406.3	-	406.3

Underwriting profit(4)	$85.4	$13.4	$98.8	$30.5	$1.6	$32.1	130.9	-	130.9	-	130.9

Net investment income							118.4	1.6	120.0	4.1	124.1
Change in the fair value of equity securities							(13.9)	-	(13.9)	(28.6)	(42.5)
Net realized capital gains							43.8	0.7	44.5	-	44.5
Other than temporary impairment losses							(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue							5.7	242.7	248.4	3.2	251.6
Other operating expenses							17.0	240.0	257.0	7.9	264.9
Corporate administration							(0.3)	-	(0.3)	8.1	7.8
Amortization of intangible assets							(0.1)	5.4	5.3	-	5.3
Interest expense							6.7	1.3	8.0	13.5	21.5

Earnings (losses) before income taxes							$261.1	$(1.7)	$259.4	$(50.8)	$208.6

(1)

Primarily consists of the following assumed reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

(2)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods, to align with management’s view of reportable segments.
(3)	Includes elimination of minor reinsurance activity between segments. Also, includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s reportable segments and for corporate activities as of March 31, 2019:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
		($ in millions)
Reinsurance segment	$16,799.8	$13,282.8	$5,091.1
Insurance segment	6,871.4	5,370.7	2,952.0

Subtotal	23,671.2	18,653.5	8,043.1
Alleghany Capital	1,758.1	129.1	862.2

Total segments	25,429.3	18,782.6	8,905.3
Corporate activities	363.8	310.7	(668.8)

Consolidated	$25,793.1	$19,093.3	$8,236.5

The debt associated with Alleghany Capital’s operating subsidiaries totaled $292.4 million and $284.5 million as of March 31, 2019 and December 31, 2018, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of March 31, 2019, the $292.4 million includes:

•	$131.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld);

•

$60.9 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in a certain manufacturer of aluminum feed transportation equipment, and borrowings under its available credit facilities;

•	$42.9 million of borrowings by Jazwares under its available credit facility;

•	$33.8 million of term loans at Concord primarily related to borrowings to finance Alleghany Capital’s acquisition of Concord;

•	$13.3 million of term loans at Bourn & Koch primarily related to borrowings to finance an acquisition made in 2016; and

•	$10.2 million of borrowings by IPS under its available credit facility.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Industrial(1)	$260.1	$145.5
Non-industrial(2)	244.9	97.1
Corporate & other	-	0.1

Alleghany Capital	$505.0	$242.7

(1)

For the three months ended March 31, 2019 and 2018, the vast majority of noninsurance revenue was recognized as goods and services transferred to customers over time. See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(2)

For the three months ended March 31, 2019 and 2018, approximately 66 percent and 71 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2018, or the “2018 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2018 Form 10-K, respectively.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in the 2018 Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of the 2018 Form 10-K for additional information.

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

•	Net earnings attributable to Alleghany stockholders were $440.2 million in the first quarter of 2019, compared with $171.6 million in the first quarter of 2018.

•	Net investment income decreased by 0.9 percent in the first quarter of 2019 from the first quarter of 2018.

•	Net premiums written increased by 10.6 percent in the first quarter of 2019 from the first quarter of 2018.

•	Underwriting profit was $84.7 million in the first quarter of 2019, compared with $130.9 million in the first quarter of 2018.

•	The combined ratio for our reinsurance and insurance segments was 93.5 percent in the first quarter of 2019, compared with 89.1 percent in the first quarter of 2018.

•	Catastrophe losses, net of reinsurance, were $3.4 million in the first quarter of 2019, compared with $4.1 million in the first quarter of 2018.

•	Net favorable prior accident year loss reserve development was $37.4 million in the first quarter of 2019, compared with $85.7 million in the first quarter of 2018.

•	Noninsurance revenue for Alleghany Capital was $505.0 million in the first quarter of 2019, compared with $242.7 million in the first quarter of 2018.

•

Earnings before income taxes for Alleghany Capital were $30.2 million in the first quarter of 2019, compared with losses before income taxes of $1.7 million in the first quarter of 2018. Operating earnings before income taxes were $36.6 million in the first quarter of 2019, compared with $3.0 million in the first quarter of 2018.

As of March 31, 2019, we had total assets of $25.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.2 billion. As of March 31, 2019, we had consolidated total investments of approximately $18.3 billion, consisting of $13.3 billion invested in debt securities, $2.5 billion invested in equity securities, $1.3 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.5 billion invested in other invested assets.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Revenues
Net premiums earned	$1,297.3	$1,207.8
Net investment income	123.0	124.1
Change in the fair value of equity securities	392.4	(42.5)
Net realized capital gains	4.4	44.5
Other than temporary impairment losses	(10.0)	(0.5)
Noninsurance revenue	514.1	251.6

Total revenues	2,321.2	1,585.0

Costs and Expenses
Net loss and loss adjustment expenses	792.5	670.6
Commissions, brokerage and other underwriting expenses	420.1	406.3
Other operating expenses	502.4	264.9
Corporate administration	19.4	7.8
Amortization of intangible assets	6.9	5.3
Interest expense	23.5	21.5

Total costs and expenses	1,764.8	1,376.4

Earnings before income taxes	556.4	208.6
Income taxes	108.5	37.4

Net earnings	447.9	171.2
Net earnings attributable to noncontrolling interests	7.7	(0.4)

Net earnings attributable to Alleghany stockholders	$440.2	$171.6

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

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three months ended March 31, 2019 and 2018:

	Segments
Three Months Ended March 31, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,231.6	$381.8	$1,613.4	$-	$1,613.4	$(6.8)	$1,606.6
Net premiums written	1,107.6	278.1	1,385.7	-	1,385.7	-	1,385.7

Net premiums earned	1,029.2	268.1	1,297.3	-	1,297.3	-	1,297.3

Net loss and LAE:
Current year (excluding catastrophe losses)	689.6	136.9	826.5	-	826.5	-	826.5
Current year catastrophe losses	-	3.4	3.4	-	3.4	-	3.4
Prior years	(36.4)	(1.0)	(37.4)	-	(37.4)	-	(37.4)

Total net loss and LAE	653.2	139.3	792.5	-	792.5	-	792.5
Commissions, brokerage and other underwriting expenses	336.0	84.1	420.1	-	420.1	-	420.1

Underwriting profit(3)	$40.0	$44.7	84.7	-	84.7	-	84.7

Net investment income			117.9	1.3	119.2	3.8	123.0
Change in the fair value of equity securities			389.1	-	389.1	3.3	392.4
Net realized capital gains			4.1	0.3	4.4	-	4.4
Other than temporary impairment losses			(10.0)	-	(10.0)	-	(10.0)
Noninsurance revenue			5.4	505.0	510.4	3.7	514.1
Other operating expenses			29.7	465.4	495.1	7.3	502.4
Corporate administration			1.1	-	1.1	18.3	19.4
Amortization of intangible assets			0.2	6.7	6.9	-	6.9
Interest expense			6.7	4.3	11.0	12.5	23.5

Earnings (losses) before income taxes			$553.5	$30.2	$583.7	$(27.3)	$556.4

Loss ratio(4):
Current year (excluding catastrophe losses)	67.0%	51.1%	63.7%
Current year catastrophe losses	-%	1.3%	0.3%
Prior years	(3.5%)	(0.4%)	(2.9%)

Total net loss and LAE	63.5%	52.0%	61.1%
Expense ratio(5)	32.6%	31.4%	32.4%

Combined ratio(6)	96.1%	83.4%	93.5%

	Segments
Three Months Ended March 31, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$1,115.6	$349.1	$1,464.7	$-	$1,464.7	$(6.0)	$1,458.7
Net premiums written	997.0	256.3	1,253.3	-	1,253.3	-	1,253.3

Net premiums earned	960.2	247.6	1,207.8	-	1,207.8	-	1,207.8

Net loss and LAE:
Current year (excluding catastrophe losses)	611.0	141.2	752.2	-	752.2	-	752.2
Current year catastrophe losses	-	4.1	4.1	-	4.1	-	4.1
Prior years	(71.6)	(14.1)	(85.7)	-	(85.7)	-	(85.7)

Total net loss and LAE	539.4	131.2	670.6	-	670.6	-	670.6
Commissions, brokerage and other underwriting expenses	322.0	84.3	406.3	-	406.3	-	406.3

Underwriting profit(3)	$98.8	$32.1	130.9	-	130.9	-	130.9

Net investment income			118.4	1.6	120.0	4.1	124.1
Change in the fair value of equity securities			(13.9)	-	(13.9)	(28.6)	(42.5)
Net realized capital gains			43.8	0.7	44.5	-	44.5
Other than temporary impairment losses			(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue			5.7	242.7	248.4	3.2	251.6
Other operating expenses			17.0	240.0	257.0	7.9	264.9
Corporate administration			(0.3)	-	(0.3)	8.1	7.8
Amortization of intangible assets			(0.1)	5.4	5.3	-	5.3
Interest expense			6.7	1.3	8.0	13.5	21.5

Earnings (lossses) before income taxes			$261.1	$(1.7)	$259.4	$(50.8)	$208.6

Loss ratio(4):
Current year (excluding catastrophe losses)	63.7%	57.0%	62.3%
Current year catastrophe losses	- %	1.7%	0.3%
Prior years	(7.5%)	(5.7%)	(7.1%)

Total net loss and LAE	56.2%	53.0%	55.5%
Expense ratio(5)	33.5%	34.0%	33.6%

Combined ratio(6)	89.7%	87.0%	89.1%

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)	Includes elimination of minor reinsurance activity between segments. Also, includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
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

(4)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.
(5)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.
(6)

The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three Months Ended March 31, 2019 and 2018

Premiums. The following table presents our consolidated premiums:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,606.6	$1,458.7	10.1%
Net premiums written	1,385.7	1,253.3	10.6%

Net premiums earned	1,297.3	1,207.8	7.4%

The increase in gross premiums written in the first quarter of 2019 from the first quarter of 2018 is primarily attributable to an increase at our reinsurance segment and, to a lesser extent, growth at RSUI and CapSpecialty. The increase at our reinsurance segment primarily reflects the impact of TransRe’s purchase on August 29, 2018 of certain renewal rights to a block of U.S. treaty reinsurance business focused on regional property and casualty, accident and health and personal auto lines of business, or the “Renewal Rights Purchase.” The increase in gross premiums written at our reinsurance segment was partially offset by a decrease in gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $164.0 million and $184.0 million in the first quarter of 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation.

The increase in net premiums earned in the first quarter of 2019 from the first quarter of 2018 reflects an increase at our reinsurance segment and, to a lesser extent, RSUI and CapSpecialty, due to an increase in net premiums written in recent quarters.

A detailed comparison of premiums by segment for the first quarter of 2019 and 2018 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$826.5	$752.2	9.9%
Current year catastrophe losses	3.4	4.1	(17.1%)
Prior years	(37.4)	(85.7)	(56.4%)

Total net loss and LAE	$792.5	$670.6	18.2%

Loss ratio:
Current year (excluding catastrophe losses)	63.7%	62.3%
Current year catastrophe losses	0.3%	0.3%
Prior years	(2.9%)	(7.1%)

Total net loss and LAE	61.1%	55.5%

The increase in net loss and LAE in the first quarter of 2019 from the first quarter of 2018 primarily reflects the impact of higher net premiums earned and a decrease in favorable prior accident year loss reserve development, particularly at our reinsurance segment.

A detailed comparison of net loss and LAE by segment for the first quarter of 2019 and 2018 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$420.1	$406.3	3.4%

Expense ratio	32.4%	33.6%

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2019 from the first quarter of 2018 primarily reflects the impact of higher net premiums earned, partially offset by lower overall commission rates.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the first quarter of 2019 and 2018 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Underwriting profit	$84.7	$130.9	(35.3%)

Combined ratio	93.5%	89.1%

The decrease in underwriting profit in the first quarter of 2019 from the first quarter of 2018 reflects a decrease at our reinsurance segment due primarily to less favorable prior accident year loss reserve development, as discussed above, partially offset by an increase at RSUI.

A detailed comparison of underwriting profit by segment for the first quarter of 2019 and 2018 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Net investment income	$123.0	$124.1	(0.9%)
Change in the fair value of equity securities	392.4	(42.5)	(1,023.3%)
Net realized capital gains	4.4	44.5	(90.1%)
Other than temporary impairment losses	(10.0)	(0.5)	1,900.0%

The decrease in net investment income in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower partnership income and, to a lesser extent, lower dividend income, partially offset by higher interest income and lower performance-based investment fees from our outside investment advisors. Partnership income in the first quarter of 2018 included a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC, or “Ares.” See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

The decrease in dividend income and the increase in interest income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.

The change in the fair value of equity securities in the first quarter of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial, technology and material sectors. The change in the fair value of equity securities in the first quarter of 2018 reflects a modest depreciation in the value of our equity securities portfolio, primarily from certain exchange-traded funds and holdings in the energy sector.

The decrease in net realized capital gains in the first quarter of 2019 from the first quarter of 2018 primarily reflects a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in the first quarter of 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

The increase in OTTI losses in the first quarter of 2019 from the first quarter of 2018 primarily reflects higher impairments of debt securities. OTTI losses in the first quarter of 2019 reflect the deterioration of creditworthiness of certain issuers in the energy sector.

A detailed comparison of investment results for the first quarter of 2019 and 2018 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Noninsurance revenue	$514.1	$251.6	104.3%

Other operating expenses	502.4	264.9	89.7%
Corporate administration	19.4	7.8	148.7%
Amortization of intangible assets	6.9	5.3	30.2%
Interest expense	23.5	21.5	9.3%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $26.9 million and $14.3 million in the first quarter of 2019 and 2018, respectively. The increase in long-term incentive compensation at our reinsurance and insurance segments in the first quarter of 2019 from the first quarter of 2018 primarily reflects appreciation in the value of our debt and equity portfolios in the first quarter of 2019 compared with depreciation in the value of our debt and equity portfolios in the first quarter of 2018.

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP, or “Hirschfeld,” a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. On October 1, 2018, Alleghany Capital acquired approximately 85 percent of the equity in Concord.

The increases in noninsurance revenue and other operating expenses in the first quarter of 2019 from the first quarter of 2018 primarily reflect the acquisitions of Hirschfeld and Concord, as well as higher sales at W&W|AFCO Steel, Jazwares and IPS. The increase in other operating expenses in the first quarter of 2019 from the first quarter of 2018 also reflects an increase in long-term incentive compensation at our reinsurance and insurance segments, as discussed above.

Corporate administration. The increase in corporate administration expense in the first quarter of 2019 from the first quarter of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to an increase in unrealized appreciation in the value of our debt and equity securities portfolios in the first quarter of 2019.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2019 from the first quarter of 2018 primarily reflects the Concord acquisition.

Interest expense. The increase in interest expense in the first quarter of 2019 from the first quarter of 2018 primarily reflects increased borrowings at W&W|AFCO Steel, Kentucky Trailer and Jazwares to support working capital needs and acquisitions made during 2018, as well as borrowings at Concord.

A detailed comparison of noninsurance revenue and expenses for the first quarter of 2019 and 2018 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Income taxes	$108.5	$37.4	190.1%

Effective tax rate	19.5%	17.9%

The increase in income taxes in the first quarter of 2019 from the first quarter of 2018 primarily reflects an increase in earnings before income taxes and, to a lesser extent, an increase in the effective tax rate. The increase in the effective tax rate in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower tax-exempt interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Earnings before income taxes	$556.4	$208.6	166.7%
Net earnings attributable to Alleghany stockholders	440.2	171.6	156.5%

The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the first quarter of 2019 from the first quarter of 2018 primarily reflect appreciation in the value of our equity securities portfolio in the first quarter of 2019 compared with depreciation in the first quarter of 2018, partially offset by lower underwriting profit and lower net realized capital gains, all as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2018 Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended March 31, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$ 415.1	$ 816.5	$ 1,231.6
Net premiums written	316.2	791.4	1,107.6

Net premiums earned	308.9	720.3	1,029.2
Net loss and LAE:
Current year (excluding catastrophe losses)	173.3	516.3	689.6
Current year catastrophe losses	-	-	-
Prior years	(10.7)	(25.7)	(36.4)

Total net loss and LAE	162.6	490.6	653.2
Commissions, brokerage and other underwriting expenses	103.7	232.3	336.0

Underwriting profit (loss)(2)	$ 42.6	$ (2.6)	$ 40.0

Loss ratio(3):
Current year (excluding catastrophe losses)	56.1%	71.7%	67.0%
Current year catastrophe losses	- %	- %	- %
Prior years	(3.5%)	(3.6%)	(3.5%)

Total net loss and LAE	52.6%	68.1%	63.5%
Expense ratio(4)	33.6%	32.3%	32.6%

Combined ratio(5)	86.2%	100.4%	96.1%

Three Months Ended March 31, 2018	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$397.2	$718.4	$1,115.6
Net premiums written	305.1	691.9	997.0

Net premiums earned	275.1	685.1	960.2
Net loss and LAE:
Current year (excluding catastrophe losses)	138.0	473.0	611.0
Current year catastrophe losses	-	-	-
Prior years	(41.4)	(30.2)	(71.6)

Total net loss and LAE	96.6	442.8	539.4
Commissions, brokerage and other underwriting expenses	93.1	228.9	322.0

Underwriting profit(2)	$85.4	$13.4	$98.8

Loss ratio(3):
Current year (excluding catastrophe losses)	50.2%	69.0%	63.7%
Current year catastrophe losses	-%	-%	-%
Prior years	(15.0%)	(4.4%)	(7.5%)

Total net loss and LAE	35.2%	64.6%	56.2%
Expense ratio(4)	33.8%	33.4%	33.5%

Combined ratio(5)	69.0%	98.0%	89.7%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)
Property
Premiums written:
Gross premiums written	$415.1	$397.2	4.5%
Net premiums written	316.2	305.1	3.6%

Net premiums earned	308.9	275.1	12.3%

Casualty & other
Premiums written:
Gross premiums written	$816.5	$718.4	13.7%
Net premiums written	791.4	691.9	14.4%

Net premiums earned	720.3	685.1	5.1%

Total
Premiums written:
Gross premiums written	$1,231.6	$1,115.6	10.4%
Net premiums written	1,107.6	997.0	11.1%

Net premiums earned	1,029.2	960.2	7.2%

Property. The increase in gross premiums written in the first quarter of 2019 from the first quarter of 2018 primarily reflects an increase in premiums written by domestic and Asia-Pacific operations, partially offset by a decline in premiums written related to the Quota Share Treaty and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $64.2 million and $69.3 million in the first quarter of 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 6.4 percent in the first quarter of 2019 from the first quarter of 2018. The increase in net premiums earned in the first quarter of 2019 from the first quarter of 2018 primarily reflects the impact of the Renewal Rights Purchase and premiums earned on other increases in gross premiums written, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 14.9 percent in the first quarter of 2019 from the first quarter of 2018.

Casualty & other. The increase in gross premiums written in the first quarter of 2019 from the first quarter of 2018 primarily reflects the impact of the Renewal Rights Purchase and an increase in gross premium written by the European operations, partially offset by a decrease in premiums written related to the Quota Share Treaty and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $99.8 million and $114.7 million in the first quarter of 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 15.2 percent in the first quarter of 2019 from the first quarter of 2018. The increase in net premiums earned in the first quarter of 2019 from the first quarter of 2018 primarily reflects an increase in net premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 6.6 percent in the first quarter of 2019 from the first quarter of 2018.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$173.3	$138.0	25.6%
Current year catastrophe losses	-	-	-%
Prior years	(10.7)	(41.4)	(74.2%)

Total net loss and LAE	$162.6	$96.6	68.3%

Loss ratio:
Current year (excluding catastrophe losses)	56.1%	50.2%
Current year catastrophe losses	-%	-%
Prior years	(3.5%)	(15.0%)

Total net loss and LAE	52.6%	35.2%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$516.3	$473.0	9.2%
Current year catastrophe losses	-	-	-%
Prior years	(25.7)	(30.2)	(14.9%)

Total net loss and LAE	$490.6	$442.8	10.8%

Loss ratio:
Current year (excluding catastrophe losses)	71.7%	69.0%
Current year catastrophe losses	-%	-%
Prior years	(3.6%)	(4.4%)

Total net loss and LAE	68.1%	64.6%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$689.6	$611.0	12.9%
Current year catastrophe losses	-	-	-%
Prior years	(36.4)	(71.6)	(49.2%)

Total net loss and LAE	$653.2	$539.4	21.1%

Loss ratio:
Current year (excluding catastrophe losses)	67.0%	63.7%
Current year catastrophe losses	-%	-%
Prior years	(3.5%)	(7.5%)

Total net loss and LAE	63.5%	56.2%

Property. The increase in net loss and LAE in the first quarter of 2019 from the first quarter of 2018 primarily reflects less favorable prior accident year loss reserve development, higher non-catastrophe losses and the impact of higher net premiums earned.

Net loss and LAE in the first quarter of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2019		2018
	($ in millions)
Catastrophe events	$8.4	(1)	$(30.4	)(2)
Non-catastrophe	(19.1	)(3)	(11.0	)(4)

Total	$(10.7)		$(41.4)

(1)

Primarily reflects unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year, partially offset by favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.

(2)	Primarily reflects favorable prior accident year loss reserve development related to Hurricanes Maria and Harvey in the 2017 accident year.
(3)	Primarily reflects favorable prior accident year loss reserve development in the 2016 through 2018 accident years.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2019.

Casualty & other. The increase in net loss and LAE in the first quarter of 2019 from the first quarter of 2018 primarily reflects several large non-catastrophe losses, the impact of higher net premiums earned and less favorable prior accident year loss reserve development.

Net loss and LAE in the first quarter of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2019		2018
	($ in millions)
Casualty & other	$(25.7)	(1)	$(30.2)	(2)

(1)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2012 through 2017 accident years and in the professional liability lines of business in the 2007 and prior accident years.

(2)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2016 and 2017 accident years and in the shorter-tailed and longer-tailed lines of business in the 2005 through 2013 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2019.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$103.7	$93.1	11.4%

Expense ratio	33.6%	33.8%

Casualty & other
Commissions, brokerage and other underwriting expenses	$232.3	$228.9	1.5%

Expense ratio	32.3%	33.4%

Total
Commissions, brokerage and other underwriting expenses	$336.0	$322.0	4.3%

Expense ratio	32.6%	33.5%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2019 from the first quarter of 2018 primarily reflects the impact of higher net premiums earned.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2019 from the first quarter of 2018 primarily reflects the impact of higher net premiums earned, partially offset by lower overall commission rates.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit for the reinsurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)
Property
Underwriting profit	$42.6	$85.4	(50.1%)

Combined ratio	86.2%	69.0%

Casualty & other
Underwriting (loss) profit	$(2.6)	$13.4	(119.4%)

Combined ratio	100.4%	98.0%

Total
Underwriting profit	$40.0	$98.8	(59.5%)

Combined ratio	96.1%	89.7%

Property. The decrease in underwriting profit in the first quarter of 2019 from the first quarter of 2018 primarily reflects less favorable prior accident year loss reserve development and higher non-catastrophe losses, partially offset by the impact of higher net premiums earned, all as discussed above.

Casualty & other. The underwriting loss in the first quarter of 2019, compared with an underwriting profit in the first quarter of 2018, primarily reflects several large non-catastrophe losses and less favorable prior accident year loss reserve development, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2018 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended March 31, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$299.0	$82.8	$381.8
Net premiums written	201.4	76.7	278.1

Net premiums earned	192.4	75.7	268.1
Net loss and LAE:
Current year (excluding catastrophe losses)	94.9	42.0	136.9
Current year catastrophe losses	3.1	0.3	3.4
Prior years	(3.7)	2.7	(1.0)

Total net loss and LAE	94.3	45.0	139.3
Commissions, brokerage and other underwriting expenses	53.5	30.6	84.1

Underwriting profit(1)	$44.6	$0.1	$44.7

Loss ratio(2):
Current year (excluding catastrophe losses)	49.3%	55.5%	51.1%
Current year catastrophe losses	1.6%	0.3%	1.3%
Prior years	(1.9%)	3.7%	(0.4%)

Total net loss and LAE	49.0%	59.5%	52.0%
Expense ratio(3)	27.8%	40.4%	31.4%

Combined ratio(4)	76.8%	99.9%	83.4%

Three Months Ended March 31, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$274.6	$74.5	$349.1
Net premiums written	187.0	69.3	256.3

Net premiums earned	180.9	66.7	247.6
Net loss and LAE:
Current year (excluding catastrophe losses)	104.1	37.1	141.2
Current year catastrophe losses	3.9	0.2	4.1
Prior years	(11.1)	(3.0)	(14.1)

Total net loss and LAE	96.9	34.3	131.2
Commissions, brokerage and other underwriting expenses	53.5	30.8	84.3

Underwriting profit(1)	$30.5	$1.6	$32.1

Loss ratio(2):
Current year (excluding catastrophe losses)	57.5%	55.6%	57.0%
Current year catastrophe losses	2.2%	0.3%	1.7%
Prior years	(6.1%)	(4.5%)	(5.7%)

Total net loss and LAE	53.6%	51.4%	53.0%
Expense ratio(3)	29.6%	46.2%	34.0%

Combined ratio(4)	83.2%	97.6%	87.0%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$ 299.0	$ 274.6	8.9%
Net premiums written	201.4	187.0	7.7%

Net premiums earned	192.4	180.9	6.4%

CapSpecialty
Premiums written:
Gross premiums written	$ 82.8	$ 74.5	11.1%
Net premiums written	76.7	69.3	10.7%

Net premiums earned	75.7	66.7	13.5%

Total
Premiums written:
Gross premiums written	$ 381.8	$ 349.1	9.4%
Net premiums written	278.1	256.3	8.5%

Net premiums earned	268.1	247.6	8.3%

RSUI. The increase in gross premiums written in the first quarter of 2019 from the first quarter of 2018 primarily reflects growth in most lines of business due to an increase in business opportunities and improved general market conditions, particularly in the property lines of business.

The increase in net premiums earned in the first quarter of 2019 from the first quarter of 2018 primarily reflects an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the impact of growth in the heavily-reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in the first quarter of 2019 from the first quarter of 2018 primarily reflects growth in the healthcare and specialty casualty lines of business due to CapSpecialty’s distribution initiatives and expanded product offerings and the impact of CapSpecialty’s purchase on February 20, 2018 of certain renewal rights to a small environmental block of business.

The increase in net premiums earned in the first quarter of 2019 from the first quarter of 2018 primarily reflects increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)

RSUI

Net loss and LAE:

Current year (excluding catastrophe losses)	$94.9	$104.1	(8.8%	)

Current year catastrophe losses	3.1	3.9	(20.5%	)

Prior years	(3.7)	(11.1)	(66.7%	)

Total net loss and LAE	$94.3	$96.9	(2.7%	)

Loss ratio:

Current year (excluding catastrophe losses)	49.3%	57.5%

Current year catastrophe losses	1.6%	2.2%

Prior years	(1.9%)	(6.1%)

Total net loss and LAE	49.0%	53.6%

CapSpecialty

Net loss and LAE:

Current year (excluding catastrophe losses)	$42.0	$37.1	13.2%

Current year catastrophe losses	0.3	0.2	50.0%

Prior years	2.7	(3.0)	(190.0%	)

Total net loss and LAE	$45.0	$34.3	31.2%

Loss ratio:

Current year (excluding catastrophe losses)	55.5%	55.6%

Current year catastrophe losses	0.3%	0.3%

Prior years	3.7%	(4.5%)

Total net loss and LAE	59.5%	51.4%

Total

Net loss and LAE:

Current year (excluding catastrophe losses)	$136.9	$141.2	(3.0%	)

Current year catastrophe losses	3.4	4.1	(17.1%	)

Prior years	(1.0)	(14.1)	(92.9%	)

Total net loss and LAE	$139.3	$131.2	6.2%

Loss ratio:

Current year (excluding catastrophe losses)	51.1%	57.0%

Current year catastrophe losses	1.3%	1.7%

Prior years	(0.4%)	(5.7%)

Total net loss and LAE	52.0%	53.0%

RSUI. The decrease in net loss and LAE in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower property losses, partially offset by less favorable prior accident year loss reserve development and the impact of higher net premiums earned. Net loss and LAE in the first quarter of 2018 included several large non-catastrophe property losses. Catastrophe losses in the first quarter of 2019 primarily relate to severe weather in the Midwestern U.S. Catastrophe losses in the first quarter of 2018 primarily related to flooding and severe weather in the Northeastern U.S.

Net loss and LAE in the first quarter of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2019		2018
	($ in millions)
Casualty	$(5.6	)(1)	$(11.0	)(2)
Property and other	1.9	(3)	(0.1)

Total	$(3.7)		$(11.1)

(1)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2017 accident year.

(2)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2009 accident year.

(3)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Harvey in the 2017 accident year and Florence in the 2018 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the first quarter of 2019 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2019.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2019 from the first quarter of 2018 primarily reflects unfavorable prior accident year loss reserve development in the first quarter of 2019 compared with favorable prior accident year loss reserve development in the first quarter of 2018 and the impact of higher net premiums earned.

Net loss and LAE in the first quarter of 2019 primarily reflects unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years. The unfavorable prior accident year loss reserve development reflects the impact of a recent adverse court ruling related to a single claim. The unfavorable prior accident year loss reserve development in the first quarter of 2019 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first quarter of 2019. Net loss and LAE in the first quarter of 2018 included favorable prior accident year loss reserve development primarily in the surety lines of business primarily in the 2016 and 2017 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)

RSUI
Commissions, brokerage and other underwriting expenses	$53.5	$53.5	- %

Expense ratio	27.8%	29.6%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$30.6	$30.8	(0.6%)

Expense ratio	40.4%	46.2%

Total
Commissions, brokerage and other underwriting expenses	$84.1	$84.3	(0.2%)

Expense ratio	31.4%	34.0%

RSUI. Commissions, brokerage and other underwriting expenses in the first quarter of 2019 approximated those in the first quarter of 2018, primarily reflecting the impact of higher net premiums earned offset by lower overall commission rates.

CapSpecialty. Commissions, brokerage and other underwriting expenses in the first quarter of 2019 approximated those in the first quarter of 2018, primarily reflecting the impact of higher net premiums earned, offset by one-time acquisition expenses incurred in the first quarter of 2018 arising from CapSpecialty’s purchase of certain renewal rights associated with a small environmental block of business and lower short-term incentive compensation expense accruals.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)
RSUI
Underwriting profit	$44.6	$30.5	46.2%

Combined ratio	76.8%	83.2%

CapSpecialty
Underwriting profit	$0.1	$1.6	(93.8%)

Combined ratio	99.9%	97.6%

Total
Underwriting profit	$44.7	$32.1	39.3%

Combined ratio	83.4%	87.0%

RSUI. The increase in underwriting profit in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower property losses and the impact of higher net premiums earned, partially offset by less favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The decrease in underwriting profit in the first quarter of 2019 from the first quarter of 2018 primarily reflects unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in the first quarter of 2018, partially offset by the impact of higher net premiums earned, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended March 31,		Percent Change
	2019	2018
	($ in millions)
Net investment income	$117.9	$118.4	(0.4%	)
Change in the fair value of equity securities	389.1	(13.9)	(2,899.3%	)
Net realized capital gains	4.1	43.8	(90.6%	)
Other than temporary impairment losses	(10.0)	(0.5)	1,900.0%

Net investment income. The decrease in net investment income in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower partnership income and, to a lesser extent, lower dividend income, partially offset by higher interest income and lower performance-based investment fees from our outside investment advisors. Partnership income in the first quarter of 2018 included a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

The decrease in dividend income and the increase in interest income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first quarter of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial, technology and material sectors. The change in the fair value of equity securities in the first quarter of 2018 reflects a modest depreciation in the value of our equity securities portfolio, primarily from certain exchange-traded funds and holdings in the energy sector.

Net realized capital gains. The decrease in net realized capital gains in the first quarter of 2019 from the first quarter of 2018 primarily reflects a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in the first quarter of 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

Other than temporary impairment losses. OTTI losses in the first quarter of 2019 reflect $10.0 million of unrealized losses on debt securities, primarily in the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuer.

OTTI losses in the first quarter of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of March 31, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt securities as of March 31, 2019.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through Bourn & Koch, Kentucky Trailer, W&W|AFCO Steel and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert;” (ii) non-industrial operations conducted through IPS, Jazwares and Concord (beginning October 1, 2018, the date on which Alleghany Capital acquired approximately 85 percent of the equity thereof); and (iii) corporate operations at the Alleghany Capital level. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

The following table presents the results of the Alleghany Capital segment for the first quarter of 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Noninsurance revenue(2)	$260.1	$244.9	$-	$505.0	$145.5	$97.1	$0.1	$242.7

Net investment income	0.9	-	0.4	1.3	1.6	-	-	1.6

Net realized capital gains	0.3	-	-	0.3	0.4	0.3	-	0.7

Total revenues	$261.3	$244.9	$0.4	$506.6	$147.5	$97.4	$0.1	$245.0

Other operating expenses(2)	244.2	216.2	5.0	465.4	142.6	95.5	1.9	240.0

Amortization of intangible assets	2.5	4.2	-	6.7	2.0	3.4	-	5.4

Interest expense	2.9	1.4	-	4.3	0.8	0.4	0.1	1.3

Earnings (losses) before income taxes	$11.7	$23.1	$(4.6)	$30.2	$2.1	$(1.9)	$(1.9)	$(1.7)

Operating earnings (losses) before income taxes(3)	$13.9	$27.3	$(4.6)	$36.6	$3.7	$1.2	$(1.9)	$3.0

Add: net realized capital gains	0.3	-	-	0.3	0.4	0.3	-	0.7

Less: amortization of intangible assets	(2.5)	(4.2)	-	(6.7)	(2.0)	(3.4)	-	(5.4)

Earnings (losses) before income taxes	$11.7	$23.1	$(4.6)	$30.2	$2.1	$(1.9)	$(1.9)	$(1.7)

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $0.4 million and $1.8 million for the first quarter of 2019 and 2018, respectively.

(3)

Operating earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Operating earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI impairment losses; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three months ended March 31, 2019 and 2018 are presented in the table below:

	Three Months Ended March 31,
	2019				2018

	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Equity, beginning of period	$462.5	$443.3	$(44.2)	$861.6	$363.6	$331.3	$(7.7)	$687.2

Earnings (losses) before income taxes	11.7	23.1	(4.6)	30.2	2.1	(1.9)	(1.9)	(1.7)

Income taxes(2)	(0.2)	(1.3)	(5.3)	(6.8)	(0.2)	(0.4)	0.5	(0.1)

Net earnings attributable to noncontrolling interests(3)	(2.2)	(5.5)	-	(7.7)	-	0.4	-	0.4

Capital contributions (returns of capital) and other(4)	(4.8)	(22.0)	11.7	(15.1)	77.2	(9.9)	24.8	92.1

Equity, end of period	$467.0	$437.6	$(42.4)	$862.2	$442.7	$319.5	$15.7	$777.9

(1)	Excludes certain minor, legacy investments with a carrying value of $17.7 million as of December 31, 2018, that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended March 31, 2019 were ($2.3) million and ($4.9) million respectively, and for the three months ended March 31, 2018 were ($0.2) million and $0.4 million respectively.

(3)

During the first three months of 2019, the noncontrolling interests outstanding were approximately as follows: Bourn & Koch - 11 percent; Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 23 percent; and Concord - 15 percent.

(4)	For 2018, primarily reflects funding provided by Alleghany Capital to W&W|AFCO Steel for the acquisition of Hirschfeld.

Noninsurance revenue. The increase in noninsurance revenue in the first quarter of 2019 from the first quarter of 2018 primarily reflects increases in non-industrial and industrial operations. The increase in non-industrial noninsurance revenue primarily reflects higher sales at Jazwares and IPS, as well as the acquisition of Concord. The increase in industrial noninsurance revenue primarily reflects higher sales at W&W|AFCO Steel, which includes the impact of the Hirschfeld acquisition.

Net investment income. The decrease in net investment income in the first quarter of 2019 from the first quarter of 2018 primarily reflects slightly lower Alleghany Capital earnings from its investment in Wilbert.

Other operating expenses. The increase in other operating expenses in the first quarter of 2019 from the first quarter of 2018 primarily reflects increases in non-industrial and industrial operations. The increase in non-industrial other operating expenses primarily reflects higher costs related to higher sales at Jazwares and IPS, as well as the impact of the acquisition of Concord. The increase in industrial other operating expenses primarily reflects higher sales at W&W|AFCO Steel, which includes the impact of the Hirschfeld acquisition.

Other operating expenses in the first quarter of 2018 also reflect higher finders’ fees, legal and accounting costs and other transaction-related expenses, primarily related to W&W|AFCO Steel’s acquisition of Hirschfeld in 2018.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2019 from the first quarter of 2018 primarily reflects the Concord acquisition.

Interest expense. The increase in interest expense in the first quarter of 2019 from the first quarter of 2018 primarily reflects increased borrowings at W&W|AFCO Steel, Kentucky Trailer and Jazwares to support working capital needs and acquisitions made during 2018, as well as borrowings at Concord.

Earnings (losses) before income taxes. The increase in earnings before income taxes in the first quarter of 2019 from the first quarter of 2018 primarily reflects increased earnings in the non-industrial operations and the industrial operations. The increase in non-industrial earnings before income taxes primarily reflects the impact of higher sales and higher margins at Jazwares and, to a lesser extent, the acquisition of Concord and higher sales at IPS, all as discussed above. The increase in industrial earnings before income taxes primarily reflects higher sales and higher margins at W&W|AFCO Steel.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Net premiums earned	$-	$-
Net investment income	3.8	4.1
Change in the fair value of equity securities	3.3	(28.6)
Net realized capital gains	-	-
Other than temporary impairment losses	-	-
Noninsurance revenue	3.7	3.2

Total revenues	10.8	(21.3)

Net loss and loss adjustment expenses	-	-
Commissions, brokerage and other underwriting expenses	-	-
Other operating expenses	7.3	7.9
Corporate administration	18.3	8.1
Amortization of intangible assets	-	-
Interest expense	12.5	13.5

Losses before income taxes	$(27.3)	$(50.8)

Net investment income. Net investment income in the first quarter of 2019 approximated net investment income in the first quarter of 2018, primarily reflecting lower dividend income resulting from the reallocation of a portion of our investment portfolio at the Alleghany parent company-level from equity securities to debt securities, offset by higher interest income.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first quarter of 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector. The change in the fair value of equity securities in the first quarter of 2018 reflects depreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Noninsurance revenue. The slight increase in noninsurance revenue in the first quarter of 2019 from the first quarter of 2018 primarily reflects an increase in oil sales at SORC.

Other operating expenses. The decrease in other operating expenses in the first quarter of 2019 from the first quarter of 2018 primarily reflects reduced costs at SORC.

Corporate administration. The increase in corporate administration expense in the first quarter of 2019 from the first quarter of 2018 primarily reflects higher long-term incentive compensation expense accruals at Alleghany parent-company, driven by the impact of appreciation in the value of our debt and equity portfolios in the first quarter of 2019 compared with depreciation in the value of our debt and equity portfolios in the first quarter of 2018.

Interest expense. The decrease in interest expense in the first quarter of 2019 from the first quarter of 2018 primarily reflects lower interest credited on deferred compensation at Alleghany parent-company.

Losses before income taxes. The decrease in losses before income taxes in the first quarter of 2019 from the first quarter of 2018 primarily reflects appreciation in the value of equity securities held at the Alleghany parent company-level, partially offset by an increase in corporate administration expense, all as discussed above.

Reserve Review Process

Our reinsurance and insurance subsidiaries analyze, at least quarterly, liabilities for unpaid loss and LAE established in prior years and adjust their expected ultimate cost, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. The following table presents the reserves established in connection with the loss and LAE of our reinsurance and insurance segments on a gross and net basis by line of business. These reserve amounts represent the accumulation of estimates of ultimate loss (including for losses that have been incurred but not reported) and LAE.

	As of March 31, 2019			As of December 31, 2018
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,884.1	$(624.7)	$1,259.4	$2,102.5	$(701.8)	$1,400.7
Casualty & other(1)	7,345.3	(276.7)	7,068.6	7,339.7	(261.9)	7,077.8

	9,229.4	(901.4)	8,328.0	9,442.2	(963.7)	8,478.5

Insurance Segment
Property	442.3	(156.1)	286.2	509.5	(187.1)	322.4
Casualty(2)	2,066.9	(584.5)	1,482.4	2,181.6	(700.3)	1,481.3
Workers’ Compensation	2.4	-	2.4	2.5	-	2.5
All other(3)	177.7	(64.4)	113.3	181.3	(73.1)	108.2

	2,689.3	(805.0)	1,884.3	2,874.9	(960.5)	1,914.4

Eliminations	(63.6)	63.6	-	(66.8)	66.8	-

Total	$11,855.1	$(1,642.8)	$10,212.3	$12,250.3	$(1,857.4)	$10,392.9

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

Changes in Gross and Net Loss and LAE Reserves between March 31, 2019 and December 31, 2018. Gross and net loss and LAE reserves as of March 31, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in prior years and, to a lesser extent, favorable prior accident year loss reserve development.

Reinsurance Recoverables

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premiums writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

As of March 31, 2019, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,761.6 million, consisting of $1,642.8 million of ceded outstanding loss and LAE and $118.8 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2018 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2019:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)

Syndicates at Lloyd’s of London	A (Excellent)	$138.9	7.9%

PartnerRe Ltd	A (Excellent)	98.6	5.6%

RenaissanceRe Holdings Ltd	A+ (Superior)	95.7	5.4%

Swiss Reinsurance Company	A+ (Superior)	93.5	5.3%

Fairfax Financial Holdings Ltd	A (Excellent)	88.2	5.0%

Kane SAC Ltd, Rondout Segregated Account(3)	not rated	85.1	4.8%

Liberty Mutual	A (Excellent)	84.8	4.8%

Kane SAC Ltd, Bowery Segregated Account(3)	not rated	75.4	4.3%

W.R. Berkley Corporation	A+ (Superior)	75.0	4.3%

Third Point Reinsurance Group	A- (Excellent)	65.6	3.7%

All other reinsurers		860.8	48.9%

Total reinsurance recoverables(4)		$1,761.6	100.0%

Secured reinsurance recoverables(3)		$660.2	37.5%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 70 percent of our reinsurance recoverables balance as of March 31, 2019 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

We had no allowance for uncollectible reinsurance as of March 31, 2019.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2018 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2019, we held total marketable securities and cash of $1,272.3 million, compared with $1,122.3 million as of December 31, 2018. The increase in the three months ended March 31, 2019 primarily reflects appreciation in the value of the equity securities portfolio held at the holding company-level and the receipt of dividends from RSUI, partially offset by repurchases of shares of our common stock, as discussed below. The $1,272.3 million is comprised of $286.1 million at the Alleghany parent company, $859.6 million at AIHL and $126.6 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2019.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.2 billion as of March 31, 2019, compared with approximately $7.7 billion as of December 31, 2018. The increase in stockholders’ equity in the first three months of 2019 primarily reflects net earnings and appreciation in the value of our debt securities portfolio due to a decrease in interest rates and credit spreads, partially offset by repurchases of our common stock, all as discussed below. As of March 31, 2019, we had 14,447,737 shares of our common stock outstanding, compared with 14,576,509 shares of our common stock outstanding as of December 31, 2018.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for additional information on the senior notes.

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

There were no borrowings under the Credit Agreement from inception through March 31, 2019.

Common Stock Repurchases. In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In June 2018, our Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2018 Repurchase Program.” In the fourth quarter of 2018, we completed the 2015 Repurchase Program and subsequent repurchases have been made pursuant to the 2018 Repurchase Program. As of March 31, 2019, we had $191.0 million remaining under our repurchase authorization.

The following table presents the shares of our common stock that we repurchased in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Shares repurchased	129,567	35,072
Cost of shares repurchased (in millions)	$80.5	$ 21.3
Average price per share repurchased	$621.19	$ 606.40

Special Dividend. In February 2018, our Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk- reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of March 31, 2019, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $194.7 million, which is net of returns of capital received from the Pillar Investments.

In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, our equity investment in Ares converted into limited partnership interests in certain Ares subsidiaries that were convertible into Ares common units. On March 15, 2018, most of AIHL’s limited partnership interests were converted into Ares common units. As a result of the conversion and with respect to the limited partnership interests that were converted into Ares common units, AIHL: (i) reclassified its converted interests from other invested assets to equity securities; (ii) increased its carrying value to $208.2 million to reflect the fair value of Ares common units; and (iii) recorded the $45.7 million increase in carrying value as a realized capital gain as of March 15, 2018. As a result of the conversion and with respect to the unconverted limited partnership interests, AIHL: (i) changed its accounting method from the equity method to fair value; (ii) increased its carrying value to $58.7 million to reflect the fair value of Ares limited partnership interests; and (iii) recorded the $12.9 million increase in carrying value as a component of net investment income as of March 15, 2018. On September 24, 2018, AIHL’s remaining Ares limited partnership interests were converted into Ares common units and, as a result, AIHL reclassified the remaining $56.9 million of its converted interests from other invested assets to equity securities.

Investments in Commercial Mortgage Loans. As of March 31, 2019, the carrying value of our commercial mortgage loan portfolio was $676.5 million, representing the unpaid principal balance on the loans. As of March 31, 2019, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of March 31, 2019, we had holdings in energy sector businesses of $418.2 million, comprised of $320.9 million of debt securities, $9.4 million of equity securities and $87.9 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2019.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $292.4 million as of March 31, 2019, which is generally used to support working capital needs and to help finance acquisitions. The $292.4 million includes:

•	$131.3 million of borrowings by W&W|AFCO Steel under its available credit facility and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld);

•

$60.9 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in a certain manufacturer of aluminum feed transportation equipment based in Cedar Rapids, Iowa, and borrowings under its available credit facility;

•	$42.9 million of borrowings by Jazwares under its available credit facility;

•	$33.8 million of term loans at Concord primarily related to borrowings to finance Alleghany Capital’s acquisition of Concord;

•	$13.3 million of term loans at Bourn & Koch primarily related to borrowings to finance an acquisition made in 2016; and

•	$10.2 million of borrowings by IPS under its available credit facility.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through March 31, 2019, we have invested $270.2 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfying claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2019 and December 31, 2018 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2019. The following table presents the ratings of our debt securities as of March 31, 2019:

	Ratings as of March 31, 2019
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,182.9	$-	$-	$-	$1,182.9
Municipal bonds	201.4	1,631.6	539.1	96.8	0.8	2,469.7
Foreign government obligations	492.9	187.6	91.7	7.5	-	779.7
U.S. corporate bonds	11.8	124.1	1,111.0	1,130.6	372.5	2,750.0
Foreign corporate bonds	254.6	174.9	597.4	333.7	61.1	1,421.7
Mortgage and asset-backed securities:
RMBS	53.8	1,873.6	-	42.9	6.3	1,976.6
CMBS	171.5	351.2	62.5	0.8	2.8	588.8
Other asset-backed securities	791.1	416.0	421.4	446.2	35.6	2,110.3

Total debt securities	$1,977.1	$5,941.9	$2,823.1	$2,058.5	$479.1	$13,279.7

Percentage of debt securities	14.9%	44.7%	21.3%	15.5%	3.6%	100.0%

(1)

Consists of $115.8 million of securities rated BB / Ba, $200.5 million of securities rated B, $30.9 million of securities rated CCC, $2.6 million of securities rated below CC and $129.3 million of not rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of March 31, 2019 and December 31, 2018, our debt securities portfolio had an effective duration of approximately 4.2 years. As of March 31, 2019, approximately $3.7 billion, or 28 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of March 31, 2019, our invested assets increased to approximately $18.3 billion from approximately $17.5 billion as of December 31, 2018, primarily reflecting appreciation in the value of our equity and debt securities portfolios, partially offset by repurchases of shares of our common stock, all as discussed above. The appreciation in the value of our debt securities portfolio reflects a decrease in interest rates and credit spreads. During the first quarter of 2019, we reallocated a significant portion of our investment portfolio from equity securities to debt securities.

Fair Value. The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)

Assets

Investments (excluding equity method investments and loans)(1)	$17,075.7	$17,075.7	$16,291.3	$16,291.3

Liabilities

Senior Notes and other debt(2)	$1,676.4	$1,814.1	$1,669.0	$1,795.5

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

(2)

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for additional information on the senior notes and other debt.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability and observability of inputs as follows:

•

Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on our Consolidate Balance Sheet in equity securities) where our valuations are based on quoted market prices.

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

•

Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include other asset-backed securities (primarily, collateralized loan obligations) and, to a lesser extent, U.S. and foreign corporate bonds (including privately issued securities), partnership investments, non-marketable equity investments, CMBS and commercial mortgage loans.

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2019
Equity securities:
Common stock	$2,515.0	$3.5	$-	$2,518.5
Preferred stock	-	-	4.6	4.6

Total equity securities	2,515.0	3.5	4.6	2,523.1

Debt securities:
U.S. Government obligations	-	1,182.9	-	1,182.9
Municipal bonds	-	2,469.7	-	2,469.7
Foreign government obligations	-	779.7	-	779.7
U.S. corporate bonds	-	2,316.3	433.7	2,750.0
Foreign corporate bonds	-	1,270.3	151.4	1,421.7
Mortgage and asset-backed securities:

RMBS(1)	-	1,976.6	-	1,976.6
CMBS	-	588.6	0.2	588.8

Other asset-backed securities(2)	-	931.3	1,179.0	2,110.3

Total debt securities	-	11,515.4	1,764.3	13,279.7

Short-term investments	-	1,272.4	-	1,272.4

Other invested assets(3)	-	-	0.5	0.5

Total investments (excluding equity method investments and loans)	$2,515.0	$12,791.3	$1,769.4	$17,075.7

Senior Notes and other debt	$-	$1,521.7	$292.4	$1,814.1

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$-	$3,567.4
Preferred stock	-	-	5.4	5.4

Total equity securities	3,563.9	3.5	5.4	3,572.8

Debt securities:
U.S. Government obligations	-	1,022.4	-	1,022.4
Municipal bonds	-	2,214.7	-	2,214.7
Foreign government obligations	-	947.9	-	947.9
U.S. corporate bonds	-	1,959.6	425.7	2,385.3
Foreign corporate bonds	-	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:

RMBS(1)	-	1,387.9	-	1,387.9
CMBS	-	533.3	-	533.3

Other asset-backed securities(2)	-	712.3	1,266.9	1,979.2

Total debt securities	-	10,004.5	1,819.5	11,824.0

Short-term investments	-	893.8	-	893.8

Other invested assets(3)	-	-	0.7	0.7

Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3

Senior Notes and other debt	$-	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,166.9 million and $1,266.9 million of collateralized loan obligations as of March 31, 2019 and December 31, 2018, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2019, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$9.6	$-	$-	$-	$108.6	$77.4	$30.4	$7.5	$233.5	$9.3	$242.8
Texas	12.5	-	0.2	6.6	8.1	38.8	68.4	2.4	137.0	63.0	200.0
Massachusetts	21.1	5.6	6.8	-	25.4	24.3	17.2	0.3	100.7	75.7	176.4
California	11.1	40.7	-	2.3	1.3	21.0	53.8	-	130.2	41.2	171.4
Pennsylvania	2.3	1.4	9.3	-	-	37.3	4.1	17.6	72.0	38.5	110.5
Washington	-	-	1.7	-	7.0	11.1	28.4	2.3	50.5	45.2	95.7
Ohio	43.2	0.6	0.1	-	2.1	-	19.1	2.2	67.3	24.1	91.4
Colorado	21.7	15.1	-	12.8	-	6.6	11.8	-	68.0	19.2	87.2
Utah	5.6	-	-	-	24.9	18.5	21.1	-	70.1	6.6	76.7
Florida	-	0.3	3.8	-	11.2	33.5	6.6	10.9	66.3	10.2	76.5
All other states	126.5	93.3	36.6	64.9	80.6	78.7	131.2	124.0	735.8	189.1	924.9

Total	$253.6	$157.0	$58.5	$86.6	$269.2	$347.2	$392.1	$167.2	$1,731.4	$522.1	2,253.5

Total advanced refunded / escrowed maturity funds											216.2

Total municipal bonds											$2,469.7

Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board, or the “FASB,” issued guidance on certain tax effects caused by the Tax Cuts and Jobs Act of 2017, or the “Tax Act.” The Tax Act, among other things, reduced the U.S. corporate federal income tax rate for the 2018 tax year from 35.0 percent to 21.0 percent. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify any stranded tax amounts that remain in accumulated other comprehensive income to retained earnings, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We adopted this new guidance in the first quarter of 2018 and have elected to reclassify stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, to retained earnings as of January 1, 2018. See Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on accumulated other comprehensive income. See Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for additional information on the Tax Act and its impact on us.

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and improves the alignment between hedge accounting and a company’s risk management activities. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. We adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on our results of operations and financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under the prior guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors remains largely unchanged. This guidance is effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach was elected for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on our results of operations and financial condition. As part of its implementation, we elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by our lessors for certain of its leases). We also elected the package of practical expedients under the transition guidance, which allowed us to not reevaluate existing lease classifications, among others. As of January 1, 2019, our adoption of this guidance resulted in recognition of an additional right-of-use asset of approximately $0.2 billion and a corresponding lease liability of $0.2 billion. See Note 9(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on our leases.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting, but including partnership investments not accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net earnings. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. We adopted this guidance in the first quarter of 2018. As of January 1, 2018, approximately $736 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, were presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income, under the caption “change in the fair value of equity securities.” Results arising from partnership investments, whether accounted for under the equity method or at fair value, continue to be reported as a component of net investment income. The implementation did not have a material impact on our financial condition. See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on our equity securities, and Note 7(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on accumulated other comprehensive income.

In May 2014, the FASB, together with the International Accounting Standards Board, issued guidance on the recognition of revenue from contracts with customers. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services. This guidance also requires new disclosures about revenue. Revenue related to insurance and reinsurance contracts and revenue from investments are not impacted by this guidance, whereas noninsurance revenue arising from the sale of manufactured goods and services is generally included within the scope of this guidance. This guidance, and all related amendments, became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. We adopted this guidance in the first quarter of 2018 using the modified retrospective transition approach and the implementation did not have a material impact on our results of operations and financial condition. See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q of this Form 10-Q for further information on our noninsurance revenue.

Future Application of Accounting Standards

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an AFS basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which the fair value is less than the amortized cost, although the new guidance removes the length of time a security has been in an unrealized loss position as a possible indication of a credit impairment. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2020. Although we expect to initially record an increase in an allowance for credit losses on certain financial assets accounted for at cost or amortized cost, we do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on our investments. See Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for further information on our reinsurance recoverables.

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. We will adopt this guidance in the first quarter of 2020 and do not currently believe that the implementation will have a material impact on our results of operations and financial condition. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for further information on our goodwill.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of March 31, 2019 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2019 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$14,659.5	$14,363.3	$13,829.5	$13,279.7	$12,716.6	$12,166.9	$11,646.3
Estimated change in fair value	1,379.8	1,083.6	549.8	-	(563.1)	(1,112.8)	(1,633.4)

Liabilities:
Senior Notes and other debt, fair value	$2,255.6	$2,082.9	$1,937.2	$ 1,814.1	$1,708.7	$1,618.3	$1,540.4
Estimated change in fair value	441.5	268.8	123.1	-	(105.4)	(195.8)	(273.7)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2019 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2019
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 2,523.1	20% Increase	$3,027.7	4.8%
	20% Decrease	2,018.5	(4.8%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $377.1 million as of March 31, 2019.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of March 31, 2019, the largest foreign currency net asset exposures for these foreign operations were the Euro and the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of March 31, 2019 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2019
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 157.5(1)	20% Increase	$189.0	0.3%
	20% Decrease	126.0	(0.3%)

(1)	Denotes a net asset position as of March 31, 2019.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2018 Form 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended March 31, 2019:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	101,814	$618.72	101,814	$208.5
February 1 to February 28	16,176	639.62	16,176	198.2
March 1 to March 31	11,577	617.19	11,577	191.0

Total	129,567	621.19	129,567

(1)

In June 2018, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit shall not be deemed “filed” as a part of this Form 10-Q.

101	Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: May 7, 2019	By:	/s/ John L. Sennott, Jr.
John L. Sennott, Jr.
Senior Vice President and chief financial officer
(principal financial officer)