Form 10-Q
period 2019-06-30
ALLEGHANY CORP /DE
filed 2019-08-06
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Numbe
r
1-9371
ALLEGHANY CORPORATION
                      (Exact Name of Registrant as Specified in its Charter)

Delaware	51-0283071
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

1411 Broadway, 34 th Floor, NY, NY	10018
Address of Principal Executive Offices	Zip Code

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
14,430,187
Shares, par value $1.00 per share, as of
July 30, 2019

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2019 – $ 1,471,057 ; 2018 – $ 2,904,496 )	$2,292,803	$3,572,790
Debt securities (amortized cost: 2019 – $ 13,756,921 ; 2018 – $ 11,895,850 )	14,129,577	11,823,968
Short-term investments	1,054,793	893,776
	17,477,173	16,290,534
Commercial mortgage loans	691,437	676,532
Other invested assets	579,018	555,972
Total investments	18,747,628	17,523,038
Cash	824,818	1,038,763
Accrued investment income	101,384	91,913
Premium balances receivable	965,514	842,642
Reinsurance recoverables	1,667,516	1,921,278
Ceded unearned premiums	243,316	221,232
Deferred acquisition costs	502,645	464,546
Property and equipment at cost, net of accumulated depreciation and amortization	202,480	195,243
Goodwill	481,212	455,142
Intangible assets, net of amortization	587,807	553,136
Current taxes receivable	29,628	116,637
Net deferred tax assets	-	164,890
Funds held under reinsurance agreements	729,586	744,057
Other assets	1,272,844	1,012,379
Total assets	$26,356,378	$25,344,896

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,631,798	$12,250,294
Unearned premiums	2,464,150	2,267,078
Senior Notes and other debt	1,714,652	1,669,039
Reinsurance payable	186,018	168,667
Net deferred tax liabilities	42,868	-
Other liabilities	1,455,406	1,127,346
Total liabilities	17,494,892	17,482,424

Redeemable noncontrolling interests	175,572	169,762
Common stock (shares authorized: 2019 and 2018 – 22,000,000; shares issued: 2019 and 2018 – 17,459,961 )	17,460	17,460
Contributed capital	3,608,069	3,612,830
Accumulated other comprehensive income (loss)	151,964	(202,003)
Treasury stock, at cost (2019 – 3,029,099 shares; 2018 – 2,883,452 shares)	(1,404,627)	(1,312,939)
Retained earnings	6,313,048	5,577,362
Total stockholders’ equity attributable to Alleghany stockholders	8,685,914	7,692,710
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$26,356,378	$25,344,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Three Months Ended June 30,
	2019	2018
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,356,008	$1,236,959
Net investment income	142,745	126,273
Change in the fair value of equity securities	143,660	185,245
Net realized capital gains	12,354	6,462
Other than temporary impairment losses	-	-
Noninsurance revenue	603,906	342,725
Total revenues	2,258,673	1,897,664

Costs and Expenses
Net loss and loss adjustment expenses	796,803	738,210
Commissions, brokerage and other underwriting expenses	444,316	402,083
Other operating expenses	581,474	343,165
Corporate administration	25,967	14,119
Amortization of intangible assets	8,795	5,966
Interest expense	25,129	22,277
Total costs and expenses	1,882,484	1,525,820

Earnings before income taxes	376,189	371,844
Income taxes	71,356	73,440
Net earnings	304,833	298,404
Net earnings attributable to noncontrolling interest	9,374	3,288
Net earnings attributable to Alleghany stockholders	$295,459	$295,116

Net earnings	$304,833	$298,404
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $ 45,881 and ($ 8,853 ) in 2019 and 2018, respectively	172,602	(33,305)
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($ 2,594 ) and ($ 1,357 ) for 2019 and 2018, respectively	(9,760)	(5,105)
Change in unrealized currency translation adjustment, net of deferred taxes of $ 844 and ($ 2,797 ) for 2019 and 2018, respectively	3,175	(10,523)
Retirement plans	104	209
Comprehensive income	470,954	249,680
Comprehensive income attributable to noncontrolling interests	9,374	3,288
Comprehensive income attributable to Alleghany stockholders	$461,580	$246,392

Basic earnings per share attributable to Alleghany stockholders	$20.46	$19.44
Diluted earnings per share attributable to Alleghany stockholders	20.46	19.44

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Six Months Ended June 30,
	2019	2018
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$2,653,317	$2,444,815
Net investment income	265,794	250,399
Change in the fair value of equity securities	536,013	142,596
Net realized capital gains	16,796	50,967
Other than temporary impairment losses	(10,020)	(511)
Noninsurance revenue	1,118,029	594,352
Total revenues	4,579,929	3,482,618

Costs and Expenses
Net loss and loss adjustment expenses	1,589,301	1,408,788
Commissions, brokerage and other underwriting expenses	864,442	808,378
Other operating expenses	1,083,892	608,062
Corporate administration	45,336	21,904
Amortization of intangible assets	15,695	11,230
Interest expense	48,660	43,808
Total costs and expenses	3,647,326	2,902,170

Earnings before income taxes	932,603	580,448
Income taxes	179,868	110,862
Net earnings	752,735	469,586
Net earnings attributable to noncontrolling interest	17,049	2,895
Net earnings attributable to Alleghany stockholders	$735,686	$466,691

Net earnings	$752,735	$469,586
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $ 94,630 and ($ 47,758 ) in 2019 and 2018, respectively	355,989	(179,663)
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($ 1,423 ) and ($ 991 ) for 2019 and 2018, respectively	(5,353)	(3,726)
Change in unrealized currency translation adjustment, net of deferred taxes of $ 608 and ($ 1,442 ) for 2019 and 2018, respectively	2,290	(5,423)
Retirement plans	1,041	(1,113)
Comprehensive income	1,106,702	279,661
Comprehensive income attributable to noncontrolling interests	17,049	2,895
Comprehensive income attributable to Alleghany stockholders	$1,089,653	$276,766

Basic earnings per share attributable to Alleghany stockholders	$50.88	$30.53
Diluted earnings per share attributable to Alleghany stockholders	50.82	30.52

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings and Comprehensive Income
(unaudited)

	Six Months Ended June 30, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2018
( 17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	-	-	-	-	440,227	440,227	7,675
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	937	-	-	937	-
Change in unrealized appreciation of investments, net	-	-	187,794	-	-	187,794	-
Change in unrealized currency translation adjustment, net	-	-	(885)	-	-	(885)	-
Comprehensive income	-	-	187,846	-	440,227	628,073	7,675
Treasury stock repurchase	-	-	-	(80,486)	-	(80,486)	-
Other, net	-	(4,176)	-	366	-	(3,810)	(1,716)
Balance as of March 31, 2019
( 17,459,961 shares of common stock issued; 3,012,224 in treasury)	17,460	3,608,654	(14,157)	(1,393,059)	6,017,589	8,236,487	175,721
Add (deduct):
Net earnings	-	-	-	-	295,459	295,459	9,374
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	104	-	-	104	-
Change in unrealized appreciation of investments, net	-	-	162,842	-	-	162,842	-
Change in unrealized currency translation adjustment, net	-	-	3,175	-	-	3,175	-
Comprehensive income	-	-	166,121	-	295,459	461,580	9,374
Treasury stock repurchase	-	-	-	(12,666)	-	(12,666)	-
Other, net	-	(585)	-	1,098	-	513	(9,523)
Balance as of June 30, 2019
( 17,459,961 shares of common stock issued; 3,029,099 in treasury)	$17,460	$3,608,069	$151,964	$(1,404,627)	$6,313,048	$8,685,914	$175,572

	Six Months Ended June 30, 2018
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2017
( 17,459,961 shares of common stock issued; 2,069,461 in treasury)	$17,460	$3,612,109	$618,118	$(824,906)	$5,091,282	$8,514,063	$106,530
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	-	-	(600,508)	-	600,508	-	-
Net earnings	-	-	-	-	171,575	171,575	(393)
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(1,322)	-	-	(1,322)	-
Change in unrealized appreciation of investments, net	-	-	(144,979)	-	-	(144,979)	-
Change in unrealized currency translation adjustment, net	-	-	5,100	-	-	5,100	-
Comprehensive income	-	-	(141,201)	-	171,575	30,374	(393)
Dividends paid	-	-	-	-	(153,967)	(153,967)	-
Treasury stock repurchase	-	-	-	(21,268)	-	(21,268)	-
Other, net	-	1,521	(29)	2,677	29	4,198	31,494
Balance as of March 31, 2018
( 17,459,961 shares of common stock issued; 2,097,820 in treasury)	17,460	3,613,630	(123,620)	(843,497)	5,709,427	8,373,400	137,631
Add (deduct):
Net earnings	-	-	-	-	295,116	295,116	3,288
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	209	-	-	209	-
Change in unrealized appreciation of investments, net	-	-	(38,410)	-	-	(38,410)	-
Change in unrealized currency translation adjustment, net	-	-	(10,523)	-	-	(10,523)	-
Comprehensive income	-	-	(48,724)	-	295,116	246,392	3,288
Treasury stock repurchase	-	-	-	(214,835)	-	(214,835)	-
Other, net	-	(1,015)	37	447	(37)	(568)	(5,547)
Balance as of June 30, 2018
( 17,459,961 shares of common stock issued; 2,465,282 in treasury)	$17,460	$3,612,615	$(172,307)	$(1,057,885)	$6,004,506	$8,404,389	$135,372

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2019	2018
	($ in thousands)

Cash flows from operating activities
Net earnings	$752,735	$469,586
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	56,942	64,510
Change in the fair value of equity securities	(536,013)	(142,596)
Net realized capital (gains) losses	(16,796)	(50,967)
Other than temporary impairment losses	10,020	511
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	271,113	147,456
(Increase) decrease in premium balances receivable	(122,872)	(34,643)
(Increase) decrease in ceded unearned premiums	(22,084)	(18,282)
(Increase) decrease in deferred acquisition costs	(38,099)	(14,897)
(Increase) decrease in funds held under reinsurance agreements	14,471	(13,318)
Increase (decrease) in unearned premiums	197,072	97,516
Increase (decrease) in loss and loss adjustment expenses	(618,496)	(355,757)
Change in unrealized foreign currency exchange rate losses (gains)	(6,370)	48,228
Other, net	231,955	(48,172)
Net adjustments	(579,157)	(320,411)
Net cash provided by (used in) operating activities	173,578	149,175

Cash flows from investing activities
Purchases of debt securities	(4,197,740)	(2,301,614)
Purchases of equity securities	(134,894)	(533,842)
Sales of debt securities	1,876,234	1,667,526
Maturities and redemptions of debt securities	443,555	886,970
Sales of equity securities	1,950,478	269,567
Net (purchases) sales of short-term investments	(156,700)	104,728
Net (purchases) sales and maturities of commercial mortgage loans	(14,905)	(37,408)
(Purchases) sales of property and equipment	(23,942)	(13,164)
Purchases of affiliates and subsidiaries, net of cash acquired	(64,084)	(108,386)
Other, net	8,842	50,415
Net cash provided by (used in) investing activities	(313,156)	(15,208)

Cash flows from financing activities
Treasury stock acquisitions	(93,152)	(236,103)
Increase (decrease) in other debt	46,006	38,452
Cash dividends paid	-	(153,967)
Other, net	(31,344)	5,317
Net cash provided by (used in) financing activities	(78,490)	(346,301)
Effect of foreign exchange rate changes on cash	4,123	(2,818)
Net increase (decrease) in cash	(213,945)	(215,152)
Cash at beginning of period	1,038,763	838,375

Cash at end of period	$824,818	$623,223

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$48,203	$42,562
Income taxes paid (refund received)	(20,672)	22,135

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
and the Quarterly Report on Form
 10-Q
for the quarter ended March 31, 2019 of Alleghany Corporation (“Alleghany”).
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
Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of middle market businesses that are owned and managed through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:
•	Precision Cutting Technologies,
Inc. (“PCT”), the holding company for Bourn & Koch Inc., a manufacturer/remanufacturer of specialty machine tools and supplier of replacement parts, accessories and services for a variety of cutting technologies, headquartered in Rockford, Illinois;

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
The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated

Balance Sheets and the Consolidated Statements of
Changes in Stockholders’ Equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to its future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the respective subsidiary’s earnings in specified periods preceding the redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first six months of 2019, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 23 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of
PCT were
 approximately 11 percent. Effective April 1, 2019, all noncontrolling interests of PCT have exercised their options and sold their ownership interests to Alleghany.
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
2. Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

	($ in millions)
Assets

Investments (excluding equity method investments and loans) (1)	$17,477.7	$17,477.7	$16,291.3	$16,291.3

Liabilities

Senior Notes and other debt (2)	$1,714.7	$1,882.2	$1,669.0	$1,795.5

(1)
This table includes debt and equity securities, as well as partnership and non-marketable
equity investments accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is disclosed below.

(2)
See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form
 10-K
for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total

	($ in millions)
As of June 30, 2019
Equity securities:
Common stock	$2,285.4	$3.3	$-	$2,288.7
Preferred stock	-	-	4.1	4.1
Total equity securities	2,285.4	3.3	4.1	2,292.8

Debt securities:
U.S. Government obligations	-	1,256.5	-	1,256.5
Municipal bonds	-	2,448.3	-	2,448.3
Foreign government obligations	-	783.4	-	783.4
U.S. corporate bonds	-	2,555.8	534.6	3,090.4
Foreign corporate bonds	-	1,291.2	145.9	1,437.1
Mortgage and asset-backed securities:

Residential mortgage-backed securities (“RMBS”) (1)	-	1,915.9	-	1,915.9
Commercial mortgage-backed securities (“CMBS”)	-	788.4	-	788.4

Other asset-backed securities (2)	-	1,449.9	959.7	2,409.6
Total debt securities	-	12,489.4	1,640.2	14,129.6

Short-term investments	-	1,054.8	-	1,054.8
Other invested assets (3)	-	-	0.5	0.5
Total investments (excluding equity method investments and loans)	$2,285.4	$13,547.5	$1,644.8	$17,477.7

Senior Notes and other debt	$-	$1,551.6	$330.6	$1,882.2

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$-	$3,567.4
Preferred stock	-	-	5.4	5.4
Total equity securities	3,563.9	3.5	5.4	3,572.8

Debt securities:
U.S. Government obligations	-	1,022.4	-	1,022.4
Municipal bonds	-	2,214.7	-	2,214.7
Foreign government obligations	-	947.9	-	947.9
U.S. corporate bonds	-	1,959.6	425.7	2,385.3
Foreign corporate bonds	-	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:
RMBS (1)	-	1,387.9	-	1,387.9
CMBS	-	533.3	-	533.3
Other asset-backed securities (2)	-	712.3	1,266.9	1,979.2

Total debt securities	-	10,004.5	1,819.5	11,824.0

Short-term investments	-	893.8	-	893.8
Other invested assets (3)	-	-	0.7	0.7

Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3

Senior Notes and other debt	$-	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(2)	Includes $952.5 million and $1,266.9 million of collateralized loan obligations as of June 30, 2019 and December 31, 2018, respectively.

(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three and six months ended June 30, 2019, Alleghany transferred into Level 3 $1.3 million and $16.0 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2019, there was an increase in the weight given to non-binding
broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. Of the $
16.0
 million of transfers, $14.7 million related to foreign corporate bonds and $1.3 million related to U.S. corporate bonds.
In the three and six months ended June 30, 2019, Alleghany transferred out of Level 3 $13.9 million and $
14.9
 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2019, there was a decrease in the weight given to non-binding
broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $
14.9
 million of transfers, $12.1 million related to other asset-backed securities, with the remainder related to other types of debt securities.
There were no other material transfers between Levels 1, 2 or 3 in the six months ended June 30, 2019.
As further described in Note 3(h), on March 15, 2018, most of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC (“Ares”) were converted into Ares common units. As a result of the conversion, as of March 15, 2018, $208.2 million of Ares common units, classified as equity securities, was transferred into Level 1, and $58.7 million of Ares limited partnership interests, classified as other invested assets, was transferred into Level 3. On September 24, 2018, AIHL’s remaining $56.9 million of Ares limited partnership interests were converted into Ares common units and, as a result, was transferred out of Level 3 and into Level 1.
In addition to the $58.7 million of Ares-related other invested assets transferred into Level 3, in the three and six months ended June 30, 2018, Alleghany transferred into Level 3 $1.3 million and $5.6 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets, specifically, a decrease in non-binding broker quotes. Of the $
5.6
 million of transfers, $4.3 million related to preferred stock, $1.2 million related to U.S. corporate bonds and $0.1 million related to other invested assets.
In the three and six months ended June 30, 2018, Alleghany transferred out of Level 3 $151.9 million and $153.5 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2018, there was a decrease in the weight given to
non-binding
broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $
153.5
 million of transfers, $150.6 million related to RMBS in the second quarter of 2018, $1.6 million related to CMBS in the first quarter of 2018 and $1.3 million related to U.S. corporate bonds in the second quarter of 2018.
There were no other material transfers between Levels 1, 2 or 3 in the six months ended June 30, 2018.
The following tables present reconciliations of the changes in Level 3 assets during the six months ended June 30, 2019 and 2018 measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	CMBS	Other Asset- backed Securities	Other Invested Assets (1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$-	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net earnings (2)	(1.6)	(10.0)	(0.1)	-	(0.7)	(0.2)	(12.6)
Other comprehensive income (loss)	-	31.3	5.4	-	20.5	(0.1)	57.1
Purchases	0.3	90.9	13.9	0.2	56.8	0.1	162.2
Sales	-	-	(5.6)	-	(300.2)	-	(305.8)
Issuances	-	-	-	-	-	-	-
Settlements	-	(3.6)	(7.7)	-	(71.5)	-	(82.8)
Transfers into Level 3	-	1.3	14.7	-	-	-	16.0
Transfers out of Level 3	-	(1.0)	(1.6)	(0.2)	(12.1)	-	(14.9)
Balance as of June 30, 2019	$4.1	$534.6	$145.9	$-	$959.7	$0.5	$1,644.8

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2018	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets (1)	Total

	($ in millions)
Balance as of January 1, 2018	$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings (2)	-	-	(0.1)	(0.3)	-	1.0	1.1	1.7
Other comprehensive income (loss)	0.2	(6.9)	(2.2)	(5.3)	-	(7.7)	(3.5)	(25.4)
Purchases	-	117.3	23.8	-	-	495.1	-	636.2
Sales	(0.1)	(2.5)	(1.9)	(5.6)	-	(365.7)	(5.6)	(381.4)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	-	-	-
Transfers into Level 3	4.3	1.2	-	-	-	-	58.8	64.3
Transfers out of Level 3	-	(1.3)	-	(150.6)	(1.6)	-	-	(153.5)
Balance as of June 30, 2018	$6.3	$367.8	$94.8	$-	$-	$1,224.0	$58.3	$1,751.2

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.

(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of June 30, 2019 and 2018.

Net unrealized losses related to Level 3 assets as of June 30, 2019 and December 31, 2018 were not material.
The increase in senior notes and other debt included in Level 3 for the first six months of 2019 primarily reflects increased borrowings at
IPS and PCT to fund acquisitions and
 W&W|AFCO Steel to support working capital needs.
See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form
 10-K
for Alleghany’s accounting policy on fair value.

3. Investments
(a) Unrealized Gains and Losses
The following tables present the amortized cost and the fair value of AFS securities as of June 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in millions)
As of June 30, 2019
Debt securities:
U.S. Government obligations	$1,242.2	$17.3	$(3.0)	$1,256.5
Municipal bonds	2,335.8	112.6	(0.1)	2,448.3
Foreign government obligations	759.3	24.6	(0.5)	783.4
U.S. corporate bonds	2,975.3	120.4	(5.3)	3,090.4
Foreign corporate bonds	1,403.6	35.3	(1.8)	1,437.1
Mortgage and asset-backed securities:
RMBS	1,878.3	40.6	(3.0)	1,915.9
CMBS	766.0	23.0	(0.6)	788.4
Other asset-backed securities (1)	2,396.4	27.7	(14.5)	2,409.6

Total debt securities	13,756.9	401.5	(28.8)	14,129.6

Short-term investments	1,054.8	-	-	1,054.8

Total investments	$14,811.7	$401.5	$(28.8)	$15,184.4

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$1,042.4	$2.4	$(22.4)	$1,022.4
Municipal bonds	2,177.5	44.4	(7.2)	2,214.7
Foreign government obligations	939.0	12.3	(3.4)	947.9
U.S. corporate bonds	2,431.4	13.2	(59.3)	2,385.3
Foreign corporate bonds	1,363.0	9.1	(18.8)	1,353.3
Mortgage and asset-backed securities:
RMBS	1,392.4	10.3	(14.8)	1,387.9
CMBS	536.9	2.8	(6.4)	533.3
Other asset-backed securities (1)	2,013.3	4.4	(38.5)	1,979.2

Total debt securities	11,895.9	98.9	(170.8)	11,824.0

Short-term investments	893.8	-	-	893.8

Total investments	$12,789.7	$98.9	$(170.8)	$12,717.8

(1)	Includes $ 952.5 million and $ 1,266.9 million of collateralized loan obligations as of June 30, 2019 and December 31, 2018, respectively.

(b) Contractual Maturity
The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	($ in millions)
As of June 30, 2019
Short-term investments due in one year or less	$1,054.8	$1,054.8

Mortgage and asset-backed securities (1)	5,040.7	5,113.9
Debt securities with maturity dates:
One year or less	531.0	532.5
Over one through five years	3,377.5	3,443.2
Over five through ten years	2,707.6	2,808.6
Over ten years	2,100.1	2,231.4

Total debt securities	$13,756.9	$14,129.6

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income
The following table presents net investment income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	($ in millions)

Interest income	$127.2	$104.8	$246.5	$206.8
Dividend income	9.4	22.3	19.2	38.6
Investment expenses	(7.2)	(6.6)	(14.7)	(18.6)
Pillar Investments (1)	3.3	1.9	4.4	1.9
Limited partnership interests in certain subsidiaries of Ares (1)	-	(0.7)	-	13.2
Other investment results	10.0	4.6	10.4	8.5

Total	$142.7	$126.3	$265.8	$250.4

(1)	See Note 3(h) of this Form 10-Q for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of June 30, 2019,
non-income
producing invested assets were immaterial.
(d) Change in the Fair Value of Equity Securities
The following table presents changes in the fair value of equity securities for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	($ in millions)

Change in the fair value of equity securities sold during the period	$11.8	$4.4	$73.9	$16.0
Change in the fair value of equity securities held at the end of the period	131.9	180.8	462.1	126.6

Change in the fair value of equity securities	$143.7	$185.2	$536.0	$142.6

In July 2019, Alleghany purchased an equity derivative to hedge the market risk on a significant portion of its consolidated equity portfolio.
(e) Realized Gains and Losses
The proceeds from sales of debt and equity securities were $1.3 billion and $0.8 billion for the three months ended June 30, 2019 and 2018, respectively, and $3.8 billion and $1.9 billion for the six months ended June 30, 2019 and 2018, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2019 primarily reflect capital gains and losses from the sale of debt securities.
Realized capital gains and losses for the three months ended June 30, 2018 primarily reflected the sale of debt securities. Realized capital gains and losses for the six months ended June 30, 2018 primarily reflected a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form
 10-Q
for additional information on this conversion.
The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	($ in millions)
Gross realized capital gains	$13.6	$6.5	$25.7	$66.4
Gross realized capital losses	(1.2)	-	(8.9)	(15.4)

Net realized capital gains	$12.4	$6.5	$16.8	$51.0

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
OTTI losses in the first six months of 2019 reflect $10.0 million of unrealized losses on debt securities, primarily related to the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuer. Of the $10.0 million of OTTI losses, none were incurred in the second quarter of 2019.

OTTI losses in the first six months of 2018 reflected $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $0.5 million of OTTI losses, none were incurred in the second quarter of 2018.
Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of June 30, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.
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
(g) Aging of Gross Unrealized Losses
The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	($ in millions)
As of June 30, 2019
Debt securities:
U.S. Government obligations	$40.7	$0.1	$336.0	$2.9	$376.7	$3.0
Municipal bonds	2.2	-	23.2	0.1	25.4	0.1
Foreign government obligations	33.5	-	76.7	0.5	110.2	0.5
U.S. corporate bonds	121.1	2.6	180.9	2.7	302.0	5.3
Foreign corporate bonds	49.7	0.4	167.8	1.4	217.5	1.8
Mortgage and asset-backed securities:
RMBS	40.9	0.5	212.1	2.5	253.0	3.0
CMBS	18.0	-	19.4	0.6	37.4	0.6
Other asset-backed securities	566.8	6.0	404.7	8.5	971.5	14.5
Total temporarily impaired securities	$872.9	$9.6	$1,420.8	$19.2	$2,293.7	$28.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$78.5	$0.9	$690.5	$21.5	$769.0	$22.4
Municipal bonds	312.4	2.5	202.5	4.7	514.9	7.2
Foreign government obligations	60.7	0.1	186.7	3.3	247.4	3.4
U.S. corporate bonds	1,187.9	39.4	379.7	19.9	1,567.6	59.3
Foreign corporate bonds	501.5	9.7	349.1	9.1	850.6	18.8
Mortgage and asset-backed securities:
RMBS	397.7	6.4	225.9	8.4	623.6	14.8
CMBS	199.1	1.3	109.5	5.1	308.6	6.4
Other asset-backed securities	1,442.8	36.7	121.6	1.8	1,564.4	38.5

Total temporarily impaired securities	$4,180.6	$97.0	$2,265.5	$73.8	$6,446.1	$170.8

As of June 30, 2019, Alleghany held a total of 785 debt securities that were in an unrealized loss position, of which 502 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S.
corporate bonds, U.S.
Government obligations and RMBS.
As of June 30, 2019, the vast majority of Alleghany’s debt securities were rated investment grade, with 3.5 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 4.4 percent as of December 31, 2018.
(h) Investments in Certain Other Invested Assets
In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $198.0 million, which is net of returns of capital received from the Pillar Investments.
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
In the second quarter of 2019, AIHL sold all of its remaining holdings of Ares common units.
(i) Investments in Commercial Mortgage Loans
As of June 30, 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $691.4 million, representing the unpaid principal balance on the loans. As of June 30, 2019, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two
to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds
of the property’s appraised value at the time the loans were made.
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

5. Liability for Loss and LAE
(a) Liability Rollforward
The following table presents the activity in the liability for loss and LAE in the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

	($ in millions)
Reserves as of January 1	$12,250.3	$11,871.3
Less: reinsurance recoverables (1)	1,857.4	1,650.1

Net reserves as of January 1	10,392.9	10,221.2

Other adjustments	(1.4)	2.0

Incurred loss and LAE, net of reinsurance, related to:
Current year	1,683.3	1,546.7
Prior years	(94.0)	(137.9)

Total incurred loss and LAE, net of reinsurance	1,589.3	1,408.8

Paid loss and LAE, net of reinsurance, related to: (2)
Current year	248.0	237.6
Prior years	1,651.5	1,366.1

Total paid loss and LAE, net of reinsurance	1,899.5	1,603.7

Foreign currency exchange rate effect	(6.6)	(24.2)

Net reserves as of June 30	10,074.7	10,004.1
Reinsurance recoverables as of June 30 (1)	1,557.1	1,511.4

Reserves as of June 30	$11,631.8	$11,515.5

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.

(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of June 30, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in prior years and, to a lesser extent, favorable prior accident year loss reserve development.

(b) Liability Development
The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018

	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(9.9	) (1)	$5.1	(2)	$(1.5	) (3)	$(25.3	) (4)
Non-catastrophe	(6.3	) (5)	(18.8	) (6)	(25.4	) (7)	(29.8	) (6)

Total	(16.2)		(13.7)		(26.9)		(55.1)

Casualty & other:
Malpractice Treaties (8)	(1.4)		(3.4)		(1.4)		(3.4)
Other	(27.2	) (9)	(33.6	) (10)	(52.9	) (11)	(63.8	) (12)

Total	(28.6)		(37.0)		(54.3)		(67.2)

Total Reinsurance Segment	(44.8)		(50.7)		(81.2)		(122.3)

Insurance Segment
RSUI:
Casualty	(12.1	) (13)	(1.5	) (14)	(17.7	) (13)	(12.5	) (14)
Property and other	(0.4)		0.1		1.5	(15)	-

Total	(12.5)		(1.4)		(16.2)		(12.5)

CapSpecialty	0.7	(16)	(0.1)		3.4	(17)	(3.1	) (18)

Total incurred related to prior years	$(56.6)		$(52.2)		$(94.0)		$(137.9)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.

(2)
Primarily reflects unfavorable prior accident year loss reserve development related to Hurricane Maria in the 2017 accident year, partially offset by favorable prior accident year loss reserve development related to Hurricane Harvey in the 2017 accident year and catastrophes in the 2016 accident year.

(3)
Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development related to Hurricanes Harvey and Maria in the 2017 accident year and catastrophes in the 2016 accident year.

(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.

(6)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years.

(7)	Primarily reflects favorable prior accident year loss reserve development in the 2016 through 2018 accident years.

(8)
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

(9)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years.

(10)
Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2015 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.

(11)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years and the shorter-tailed lines of business in the 2012 through 2014 accident years.

(12)
Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.

(13)
Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

(14)
Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in recent accident years.

(15)	Primarily reflects unfavorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in recent accident years, partially offset by favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year and by Hurricane Harvey in the 2017 accident year.

(16)	Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2016 accident year.

(17)	Primarily reflects unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.

(18)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.

6. Income Taxes
The effective tax rate on earnings before income taxes for the first six months of 2019 was 19.3 percent, compared with 19.1 percent for the first six months of 2018. The slight increase in the effective tax rate in the first six months of 2019 from the first six months of 2018 primarily reflects lower tax-exempt
interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.
Alleghany believes that, as of June 30, 2019, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2019.
7. Stockholders’ Equity
(a) Common Stock Repurchases
In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $
400.0
million (the “2015 Repurchase Program”). In June 2018, the Alleghany Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $
400.0
 million (the “2018 Repurchase Program”). In the fourth quarter of 2018, Alleghany completed the 2015 Repurchase Program and subsequent repurchases have been made pursuant to the 2018 Repurchase Program. As of June 30, 2019, Alleghany had $178.3 million remaining under its share repurchase authorization.
The following table presents the shares of Common Stock that Alleghany repurchased in the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares repurchased	19,246	368,551	148,813	403,623
Cost of shares repurchased (in millions)	$12.7	$214.8	$93.2	$236.1
Average price per share repurchased	$658.09	$582.92	$625.96	$584.96

(b) Accumulated Other Comprehensive Income (Loss)
The following tables present a reconciliation of the changes during the six months ended June 30, 2019 and 2018 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)

Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	356.0	2.3	1.1	359.4
Reclassifications from accumulated other comprehensive income	(5.4)	-	-	(5.4)
Total	350.6	2.3	1.1	354.0

Balance as of June 30, 2019	$289.0	$(122.4)	$(14.6)	$152.0

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$(15.5)	$618.1
Cumulative effect of adoption of new accounting pronouncements (1) :
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	-	-	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1
Total	(579.0)	(18.2)	(3.3)	(600.5)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(179.7)	(5.4)	(1.1)	(186.2)
Reclassifications from accumulated other comprehensive income	(3.7)	-	-	(3.7)
Total	(183.4)	(5.4)	(1.1)	(189.9)

Balance as of June 30, 2018	$(44.2)	$(108.2)	$(19.9)	$(172.3)

(1)	See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new investment accounting guidance and new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and six months ended June 30, 2019 and 2018:

		Three Months Ended		Six Months Ended
Accumulated Other		June 30,		June 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2019	2018	2019	2018
			($ in millions)
Unrealized appreciation of investments:	Net realized capital gains (1)	$(12.4)	$(6.5)	$(16.8)	$(5.3)
	Other than temporary impairment losses	-	-	10.0	0.5
	Income taxes	2.6	1.4	1.4	1.1
Total reclassifications:	Net earnings	$(9.8)	$(5.1)	$(5.4)	$(3.7)

(1)
For the six month period ended June 30, 2018, excludes a $
45.7
 million
pre-tax
gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form
 10-Q
for additional information.

(c) Special Dividend
In February 2018, the Alleghany Board of Directors declared a special
dividend of $10.00 per share for stockholders of record on
March 5, 2018
. On March 15, 2018, Alleghany paid dividends to stockholders totaling $
154.0
 million.

8. Earnings Per Share of Common Stock
The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$295.5	$295.1	$735.7	$466.7
Effect of dilutive securities	-	-	-	-
Income available to common stockholders for diluted earnings per share	$295.5	$295.1	$735.7	$466.7

Weighted average common shares outstanding applicable to basic earnings per share	14,439,545	15,180,075	14,460,400	15,284,679
Effect of dilutive securities	-	-	14,960	4,915
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,439,545	15,180,075	14,475,360	15,289,594

Contingently issuable shares (1)			46,973	57,766

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
Lease expense was $9.7 million and $21.8 million in the three and six months ended June 30, 2019, respectively. The following table presents Alleghany’s consolidated lease liabilities and right-of-use lease assets related to operating leases as of June 30, 2019:

As of June 30, 2019
Maturity of lease payments, by year	($ in millions)
1 year or less	$37.9
More than 1 year to 2 years	34.9
More than 2 years to 3 years	30.9
More than 3 years to 4 years	26.6
More than 4 years to 5 years	25.6
More than 5 years	155.3
Total lease payments (1)	$311.2
Less: interest (2)	66.6
Lease liabilities (3)	$244.6
Right-of-use lease assets (4)	$216.2
Prepaid lease assets, net of lease allowances and incentives	28.4
$244.6

(1)	As of June 30, 2019, the weighted average lease term was approximately 12 years.

(2)	As of June 30, 2019, the weighted average discount rate was approximately 5 percent.

(3)	Represents the present value of lease liabilities and is reported as a component of other liabilities on Alleghany’s Consolidated Balance Sheet.

(4)	Reported as a component of other assets on Alleghany’s Consolidated Balance Sheet.

(c) Energy Holdings
As of June 30, 2019, Alleghany had holdings in energy sector businesses of $416.1 million, comprised of $323.9 million of debt securities, $5.4 million of equity securities and $86.8 million of Alleghany’s equity attributable to SORC.

10. Segments of Business
(a) Overview
Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three
reportable segments – reinsurance, insurance and Alleghany Capital.
Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form
 10-K.
The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property and casualty & other. TransRe provides property and casualty reinsurance to insurers and other reinsurers through brokers and on a direct basis to ceding companies. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. A significant portion of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.
The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI and CapSpecialty. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.
The Alleghany Capital segment consists of industrial operations, non-industrial
operations and corporate operations at the Alleghany Capital level. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and a 45 percent equity interest in Wilbert.
Non-industrial
operations are conducted through IPS, Jazwares and Concord.
On
October 1, 2018
, Alleghany Capital acquired approximately
85
 percent of the equity in Concord for $136.6 million, consisting of $68.6 million in cash paid on
October 1, 2018
, $
38.2
 million of potential contingent consideration based on future profitability and $29.8 million of incremental debt. In connection with the acquisition, Alleghany recorded $
83.0
 million of goodwill and $70.8 million of finite-lived intangible assets related primarily to customer relationships.
On
February 7, 2018
, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP
(“Hirschfeld”),
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
 10-K.

(b) Results
The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and six months ended June 30, 2019 and 2018:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$381.6	$829.1	$1,210.7	$372.4	$93.8	$466.2	$1,676.9	$-	$1,676.9	$(6.1)	$1,670.8
Net premiums written	305.9	807.0	1,112.9	246.9	86.7	333.6	1,446.5	-	1,446.5	-	1,446.5
Net premiums earned	303.2	771.7	1,074.9	202.4	78.7	281.1	1,356.0	-	1,356.0	-	1,356.0
Net loss and LAE	136.2	508.9	645.1	105.6	46.1	151.7	796.8	-	796.8	-	796.8
Commissions, brokerage and other underwriting expenses	103.8	250.1	353.9	57.9	32.5	90.4	444.3	-	444.3	-	444.3
Underwriting profit (4)	$63.2	$12.7	$75.9	$38.9	$0.1	$39.0	114.9	-	114.9	-	114.9
Net investment income							138.3	0.9	139.2	3.5	142.7
Change in the fair value of equity securities							143.3	-	143.3	0.4	143.7
Net realized capital gains							12.2	0.2	12.4	-	12.4
Other than temporary impairment losses							-	-	-	-	-
Noninsurance revenue							6.6	593.7	600.3	3.6	603.9
Other operating expenses							26.2	548.3	574.5	7.0	581.5
Corporate administration							1.8	-	1.8	24.2	26.0
Amortization of intangible assets							0.4	8.4	8.8	-	8.8
Interest expense							6.8	4.7	11.5	13.6	25.1
Earnings (losses) before income taxes							$380.1	$33.4	$413.5	$(37.3)	$376.2

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2018	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$345.1	$726.6	$1,071.7	$318.8	$88.7	$407.5	$1,479.2	$-	$1,479.2	$(6.5)	$1,472.7
Net premiums written	275.9	700.7	976.6	216.9	82.3	299.2	1,275.8	-	1,275.8	-	1,275.8
Net premiums earned	292.1	689.2	981.3	184.7	71.0	255.7	1,237.0	-	1,237.0	-	1,237.0
Net loss and LAE	153.5	440.0	593.5	105.7	39.0	144.7	738.2	-	738.2	-	738.2
Commissions, brokerage and other underwriting expenses	94.8	223.2	318.0	53.7	30.4	84.1	402.1	-	402.1	-	402.1
Underwriting profit (4)	$43.8	$26.0	$69.8	$25.3	$1.6	$26.9	96.7	-	96.7	-	96.7
Net investment income							121.1	1.4	122.5	3.8	126.3
Change in the fair value of equity securities							146.8	-	146.8	38.4	185.2
Net realized capital gains							6.8	(0.1)	6.7	(0.2)	6.5
Other than temporary impairment losses							-	-	-	-	-
Noninsurance revenue							4.7	329.0	333.7	9.0	342.7
Other operating expenses							19.9	314.5	334.4	8.8	343.2
Corporate administration							0.8	-	0.8	13.3	14.1
Amortization of intangible assets							0.2	5.8	6.0	-	6.0
Interest expense							6.9	2.3	9.2	13.1	22.3
Earnings before income taxes							$348.3	$7.7	$356.0	$15.8	$371.8

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$796.7	$1,645.6	$2,442.3	$671.4	$176.6	$848.0	$3,290.3	$-	$3,290.3	$(12.9)	$3,277.4
Net premiums written	622.1	1,598.4	2,220.5	448.3	163.3	611.6	2,832.1	-	2,832.1	-	2,832.1
Net premiums earned	612.1	1,492.0	2,104.1	394.8	154.4	549.2	2,653.3	-	2,653.3	-	2,653.3
Net loss and LAE	298.8	999.5	1,298.3	199.9	91.1	291.0	1,589.3	-	1,589.3	-	1,589.3
Commissions, brokerage and other underwriting expenses	207.5	482.4	689.9	111.4	63.1	174.5	864.4	-	864.4	-	864.4
Underwriting profit (4)	$105.8	$10.1	$115.9	$83.5	$0.2	$83.7	199.6	-	199.6	-	199.6
Net investment income							256.3	2.2	258.5	7.3	265.8
Change in the fair value of equity securities							532.4	-	532.4	3.6	536.0
Net realized capital gains							16.2	0.6	16.8	-	16.8
Other than temporary impairment losses							(10.0)	-	(10.0)	-	(10.0)
Noninsurance revenue							12.0	1,098.7	1,110.7	7.3	1,118.0
Other operating expenses							55.8	1,013.8	1,069.6	14.3	1,083.9
Corporate administration							2.8	-	2.8	42.5	45.3
Amortization of intangible assets							0.6	15.1	15.7	-	15.7
Interest expense							13.6	9.0	22.6	26.1	48.7
Earnings (losses) before income taxes							$933.7	$63.6	$997.3	$(64.7)	$932.6

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2018	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$742.3	$1,445.0	$2,187.3	$593.4	$163.2	$756.6	$2,943.9	$-	$2,943.9	$(12.4)	$2,931.5
Net premiums written	581.0	1,392.7	1,973.7	403.8	151.7	555.5	2,529.2	-	2,529.2	-	2,529.2
Net premiums earned	567.2	1,374.3	1,941.5	365.6	137.7	503.3	2,444.8	-	2,444.8	-	2,444.8
Net loss and LAE	250.1	882.8	1,132.9	202.6	73.3	275.9	1,408.8	-	1,408.8	-	1,408.8
Commissions, brokerage and other underwriting expenses	187.9	452.1	640.0	107.2	61.2	168.4	808.4	-	808.4	-	808.4
Underwriting profit (4)	$129.2	$39.4	$168.6	$55.8	$3.2	$59.0	227.6	-	227.6	-	227.6
Net investment income							239.4	3.0	242.4	8.0	250.4
Change in the fair value of equity securities							132.7	-	132.7	9.9	142.6
Net realized capital gains							50.7	0.5	51.2	(0.2)	51.0
Other than temporary impairment losses							(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue							10.4	571.7	582.1	12.3	594.4
Other operating expenses							37.0	554.4	591.4	16.7	608.1
Corporate administration							0.5	-	0.5	21.4	21.9
Amortization of intangible assets							-	11.2	11.2	-	11.2
Interest expense							13.6	3.6	17.2	26.6	43.8
Earnings (losses) before income taxes							$609.2	$6.0	$615.2	$(34.7)	$580.5

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

(2)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods, to align with management’s view of reportable segments.

(3)	Includes elimination of minor reinsurance activity between segments. Also, includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.

(4)	Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, OTTI losses, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its reinsurance and insurance segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable Assets and Equity
The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of June 30, 2019:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$16,874.0	$13,462.7	$5,321.7
Insurance segment	7,122.3	5,535.2	3,096.5
Subtotal	23,996.3	18,997.9	8,418.2
Alleghany Capital	1,880.5	134.7	879.9
Total segments	25,876.8	19,132.6	9,298.1
Corporate activities	479.6	439.8	(612.2)
Consolidated	$26,356.4	$19,572.4	$8,685.9

The debt associated with Alleghany Capital’s operating subsidiaries totaled $330.6 million and $284.5 million as of June 30, 2019 and December 31, 2018, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of June 30, 2019, the $
330.6
 million includes:
•	$ 113.1 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld);

•	$
64.0
million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in a certain manufacturer of aluminum feed transportation equipment in December 2018, and borrowings under its available credit facilities;

•	$ 51.5 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019;

•	$35.4 million of borrowings by Jazwares under its available credit facility;

•	$33.4 million of term loans at Concord primarily related to borrowings to finance Alleghany Capital’s acquisition of Concord; and

•	$33.2 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital.
(d) Alleghany Capital Noninsurance Revenue
For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Industrial (1)	$318.3	$221.9	$578.4	$367.4
Non-Industrial (2)	275.1	107.1	520.0	204.2
Corporate & other	0.3	-	0.3	0.1

Alleghany Capital	$593.7	$329.0	$1,098.7	$571.7

(1)	For the three and six months ended June 30, 2019 and 2018, the vast majority of noninsurance revenue was recognized as goods and services transferred to customers over time. See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(2)	For the three and six months ended June 30, 2019, approximately 77 percent and 72 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and six months ended June 30, 2018, approximately 70 percent of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2019 and 2018. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form
10-Q
for the quarter ended June 30, 2019, or this “Form
10-Q,”
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
•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;

•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;

•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;

•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;

•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;

•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;

•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;

•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;

•	“PCT” are to our wholly-owned subsidiary Precision Cutting Technologies, Inc. and its subsidiaries (including Bourn & Koch, Inc.);

•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;

•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;

•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;

•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries;

•	“Concord” are to our majority-owned subsidiary CHECO Holdings, LLC and its subsidiaries; and

•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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
•	Net earnings attributable to Alleghany stockholders were $295.5 million in the second quarter of 2019, compared with $295.1 million in the second quarter of 2018, and were $735.7 million in the first six months of 2019, compared with $466.7 million in the first six months of 2018.

•	Net investment income increased by 13.0 percent and 6.2 percent in the second quarter and first six months of 2019, respectively, from the corresponding 2018 periods.

•	Net premiums written increased by 13.4 percent and 12.0 percent in the second quarter and first six months of 2019, respectively, from the corresponding 2018 periods.

•	Underwriting profit was $114.9 million in the second quarter of 2019, compared with $96.7 million in the second quarter of 2018, and $199.6 million in the first six months of 2019, compared with $227.6 million in the first six months of 2018.

•	The combined ratio for our reinsurance and insurance segments was 91.6 percent in the second quarter of 2019, compared with 92.2 percent in the second quarter of 2018, and 92.5 percent in the first six months of 2019, compared with 90.7 percent in the first six months of 2018.

•	Catastrophe losses, net of reinsurance, were $16.3 million in the second quarter of 2019, compared with $14.3 million in the second quarter of 2018, and $19.6 million in the first six months of 2019, compared with $18.4 million in the first six months of 2018.

•	Net favorable prior accident year loss reserve development was $56.6 million in the second quarter of 2019, compared with $52.2 million in the second quarter of 2018, and $94.0 million in the first six months of 2019, compared with $137.9 million in the first six months of 2018.

•	Noninsurance revenue for Alleghany Capital was $593.7 million in the second quarter of 2019, compared with $329.0 million in the second quarter of 2018, and $1,098.7 million in the first six months of 2019, compared with $571.7 million in the first six months of 2018.

•	Earnings before income taxes for Alleghany Capital were $33.4 million in the second quarter of 2019, compared with $7.7 million in the second quarter of 2018, and $63.6 million in the first six months of 2019, compared with $6.0 million in the first six months of 2018. Operating earnings before income taxes were $41.6 million in the second quarter of 2019, compared with $13.6 million in the second quarter of 2018, and $78.1 million in the first six months of 2019, compared with $16.7 million in the first six months of 2018.

As of June 30, 2019, we had total assets of $26.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.7 billion. As of June 30, 2019, we had consolidated total investments of approximately $18.7 billion, consisting of $14.1 billion invested in debt securities, $2.3 billion invested in equity securities, $1.0 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

Consolidated Results of Operations
The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Revenues
Net premiums earned	$1,356.0	$1,237.0	$2,653.3	$2,444.8
Net investment income	142.7	126.3	265.8	250.4
Change in the fair value of equity securities	143.7	185.2	536.0	142.6
Net realized capital gains	12.4	6.5	16.8	51.0
Other than temporary impairment losses	-	-	(10.0)	(0.5)
Noninsurance revenue	603.9	342.7	1,118.0	594.4

Total revenues	2,258.7	1,897.7	4,579.9	3,482.7

Costs and Expenses
Net loss and loss adjustment expenses	796.8	738.2	1,589.3	1,408.8
Commissions, brokerage and other underwriting expenses	444.3	402.1	864.4	808.4
Other operating expenses	581.5	343.2	1,083.9	608.1
Corporate administration	26.0	14.1	45.3	21.9
Amortization of intangible assets	8.8	6.0	15.7	11.2
Interest expense	25.1	22.3	48.7	43.8

Total costs and expenses	1,882.5	1,525.9	3,647.3	2,902.2

Earnings before income taxes	376.2	371.8	932.6	580.5
Income taxes	71.3	73.4	179.9	110.9

Net earnings	304.9	298.4	752.7	469.6
Net earnings attributable to noncontrolling interests	9.4	3.3	17.0	2.9

Net earnings attributable to Alleghany stockholders	$295.5	$295.1	$735.7	$466.7

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
See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and six months ended June 30, 2019 and 2018:

	Segments
Three Months Ended June 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital (1)	Total Segments	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$1,210.7	$466.2	$1,676.9	$-	$1,676.9	$(6.1)	$1,670.8
Net premiums written	1,112.9	333.6	1,446.5	-	1,446.5	-	1,446.5

Net premiums earned	1,074.9	281.1	1,356.0	-	1,356.0	-	1,356.0

Net loss and LAE:
Current year (excluding catastrophe losses)	689.9	147.2	837.1	-	837.1	-	837.1
Current year catastrophe losses	-	16.3	16.3	-	16.3	-	16.3
Prior years	(44.8)	(11.8)	(56.6)	-	(56.6)	-	(56.6)

Total net loss and LAE	645.1	151.7	796.8	-	796.8	-	796.8
Commissions, brokerage and other underwriting expenses	353.9	90.4	444.3	-	444.3	-	444.3

Underwriting profit (3)	$75.9	$39.0	114.9	-	114.9	-	114.9

Net investment income			138.3	0.9	139.2	3.5	142.7
Change in the fair value of equity securities			143.3	-	143.3	0.4	143.7
Net realized capital gains			12.2	0.2	12.4	-	12.4
Other than temporary impairment losses			-	-	-	-	-
Noninsurance revenue			6.6	593.7	600.3	3.6	603.9
Other operating expenses			26.2	548.3	574.5	7.0	581.5
Corporate administration			1.8	-	1.8	24.2	26.0
Amortization of intangible assets			0.4	8.4	8.8	-	8.8
Interest expense			6.8	4.7	11.5	13.6	25.1

Earnings (losses) before income taxes			$380.1	$33.4	$413.5	$(37.3)	$376.2

Loss ratio (4) :
Current year (excluding catastrophe losses)	64.2%	52.4%	61.8%
Current year catastrophe losses	-%	5.8%	1.2%
Prior years	(4.2%)	(4.2%)	(4.2%)

Total net loss and LAE	60.0%	54.0%	58.8%
Expense ratio (5)	32.9%	32.2%	32.8%

Combined ratio (6)	92.9%	86.2%	91.6%

	Segments
Three Months Ended June 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital (1)	Total Segments	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$1,071.7	$407.5	$1,479.2	$-	$1,479.2	$(6.5)	$1,472.7
Net premiums written	976.6	299.2	1,275.8	-	1,275.8	-	1,275.8

Net premiums earned	981.3	255.7	1,237.0	-	1,237.0	-	1,237.0

Net loss and LAE:
Current year (excluding catastrophe losses)	644.2	131.9	776.1	-	776.1	-	776.1
Current year catastrophe losses	-	14.3	14.3	-	14.3	-	14.3
Prior years	(50.7)	(1.5)	(52.2)	-	(52.2)	-	(52.2)

Total net loss and LAE	593.5	144.7	738.2	-	738.2	-	738.2
Commissions, brokerage and other underwriting expenses	318.0	84.1	402.1	-	402.1	-	402.1

Underwriting profit (3)	$69.8	$26.9	96.7	-	96.7	-	96.7

Net investment income			121.1	1.4	122.5	3.8	126.3
Change in the fair value of equity securities			146.8	-	146.8	38.4	185.2
Net realized capital gains			6.8	(0.1)	6.7	(0.2)	6.5
Other than temporary impairment losses			-	-	-	-	-
Noninsurance revenue			4.7	329.0	333.7	9.0	342.7
Other operating expenses			19.9	314.5	334.4	8.8	343.2
Corporate administration			0.8	-	0.8	13.3	14.1
Amortization of intangible assets			0.2	5.8	6.0	-	6.0
Interest expense			6.9	2.3	9.2	13.1	22.3

Earnings before income taxes			$348.3	$7.7	$356.0	$15.8	$371.8

Loss ratio (4) :
Current year (excluding catastrophe losses)	65.6%	51.6%	62.7%
Current year catastrophe losses	-%	5.6%	1.2%
Prior years	(5.2%)	(0.6%)	(4.2%)

Total net loss and LAE	60.4%	56.6%	59.7%
Expense ratio (5)	32.4%	32.9%	32.5%

Combined ratio (6)	92.8%	89.5%	92.2%

	Segments
Six Months Ended June 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital (1)	Total Segments	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$2,442.3	$848.0	$3,290.3	$-	$3,290.3	$(12.9)	$3,277.4
Net premiums written	2,220.5	611.6	2,832.1	-	2,832.1	-	2,832.1

Net premiums earned	2,104.1	549.2	2,653.3	-	2,653.3	-	2,653.3

Net loss and LAE:
Current year (excluding catastrophe losses)	1,379.5	284.2	1,663.7	-	1,663.7	-	1,663.7
Current year catastrophe losses	-	19.6	19.6	-	19.6	-	19.6
Prior years	(81.2)	(12.8)	(94.0)	-	(94.0)	-	(94.0)

Total net loss and LAE	1,298.3	291.0	1,589.3	-	1,589.3	-	1,589.3
Commissions, brokerage and other underwriting expenses	689.9	174.5	864.4	-	864.4	-	864.4

Underwriting profit (3)	$115.9	$83.7	199.6	-	199.6	-	199.6

Net investment income			256.3	2.2	258.5	7.3	265.8
Change in the fair value of equity securities			532.4	-	532.4	3.6	536.0
Net realized capital gains			16.2	0.6	16.8	-	16.8
Other than temporary impairment losses			(10.0)	-	(10.0)	-	(10.0)
Noninsurance revenue			12.0	1,098.7	1,110.7	7.3	1,118.0
Other operating expenses			55.8	1,013.8	1,069.6	14.3	1,083.9
Corporate administration			2.8	-	2.8	42.5	45.3
Amortization of intangible assets			0.6	15.1	15.7	-	15.7
Interest expense			13.6	9.0	22.6	26.1	48.7

Earnings (losses) before income taxes			$933.7	$63.6	$997.3	$(64.7)	$932.6

Loss ratio (4) :
Current year (excluding catastrophe losses)	65.6%	51.7%	62.7%
Current year catastrophe losses	-%	3.6%	0.7%
Prior years	(3.9%)	(2.3%)	(3.5%)

Total net loss and LAE	61.7%	53.0%	59.9%
Expense ratio (5)	32.8%	31.8%	32.6%

Combined ratio (6)	94.5%	84.8%	92.5%

	Segments
Six Months Ended June 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital (1)	Total Segments	Corporate Activities (2)	Consolidated
	($ in millions)
Gross premiums written	$2,187.3	$756.6	$2,943.9	$-	$2,943.9	$(12.4)	$2,931.5
Net premiums written	1,973.7	555.5	2,529.2	-	2,529.2	-	2,529.2

Net premiums earned	1,941.5	503.3	2,444.8	-	2,444.8	-	2,444.8

Net loss and LAE:
Current year (excluding catastrophe losses)	1,255.2	273.1	1,528.3	-	1,528.3	-	1,528.3
Current year catastrophe losses	-	18.4	18.4	-	18.4	-	18.4
Prior years	(122.3)	(15.6)	(137.9)	-	(137.9)	-	(137.9)

Total net loss and LAE	1,132.9	275.9	1,408.8	-	1,408.8	-	1,408.8
Commissions, brokerage and other underwriting expenses	640.0	168.4	808.4	-	808.4	-	808.4

Underwriting profit (3)	$168.6	$59.0	227.6	-	227.6	-	227.6

Net investment income			239.4	3.0	242.4	8.0	250.4
Change in the fair value of equity securities			132.7	-	132.7	9.9	142.6
Net realized capital gains			50.7	0.5	51.2	(0.2)	51.0
Other than temporary impairment losses			(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue			10.4	571.7	582.1	12.3	594.4
Other operating expenses			37.0	554.4	591.4	16.7	608.1
Corporate administration			0.5	-	0.5	21.4	21.9
Amortization of intangible assets			-	11.2	11.2	-	11.2
Interest expense			13.6	3.6	17.2	26.6	43.8

Earnings (losses) before income taxes			$609.2	$6.0	$615.2	$(34.7)	$580.5

Loss ratio (4) :
Current year (excluding catastrophe losses)	64.7%	54.3%	62.5%
Current year catastrophe losses	-%	3.6%	0.8%
Prior years	(6.3%)	(3.1%)	(5.7%)

Total net loss and LAE	58.4%	54.8%	57.6%
Expense ratio (5)	33.0%	33.5%	33.1%

Combined ratio (6)	91.4%	88.3%	90.7%

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.

(2)	Includes elimination of minor reinsurance activity between segments. Also, includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.

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
non-GAAP
financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on
Non-GAAP
Financial Measures” herein for additional detail on the presentation of our results of operations.

(4)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.

(5)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.

(6)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Premiums.
The following table presents our consolidated premiums:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,670.8	$1,472.7	13.5%	$3,277.4	$2,931.5	11.8%
Net premiums written	1,446.5	1,275.8	13.4%	2,832.1	2,529.2	12.0%

Net premiums earned	1,356.0	1,237.0	9.6%	2,653.3	2,444.8	8.5%

The increases in gross premiums written in the second quarter and first six months of 2019 from the corresponding 2018 periods is attributable to increases at our reinsurance segment and, to a lesser extent, growth at RSUI and CapSpecialty. The increases at our reinsurance segment primarily reflect the impact of TransRe’s purchase on August 29, 2018 of certain renewal rights to a block of U.S. treaty reinsurance business focused on regional property and casualty, accident and health and personal auto lines of business, or the “Renewal Rights Purchase.” The increases in gross premiums written at our reinsurance segment was partially offset by a decrease in gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty decreased to $163.7 million and $327.7 million in the second quarter and first six months of 2019, respectively, from $187.7 million and $371.7 million in the second quarter and first six months of 2018, respectively, reflecting a reduction of TransRe’s quota share participation.

The increases in net premiums earned in the second quarter and first six months of 2019 from the corresponding 2018 periods reflect increases at our reinsurance segment and, to a lesser extent, RSUI and CapSpecialty, due to increases in gross premiums written in recent quarters.

A detailed comparison of premiums by segment for the second quarter and first six months of 2019 and 2018 is contained in the following pages.

Net loss and LAE.
The following table presents our consolidated net loss and LAE:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$837.1	$776.1	7.9%	$1,663.7	$1,528.3	8.9%
Current year catastrophe losses	16.3	14.3	14.0%	19.6	18.4	6.5%
Prior years	(56.6)	(52.2)	8.4%	(94.0)	(137.9)	(31.8%)

Total net loss and LAE	$796.8	$738.2	7.9%	$1,589.3	$1,408.8	12.8%

Loss ratio:
Current year (excluding catastrophe losses)	61.8%	62.7%		62.7%	62.5%
Current year catastrophe losses	1.2%	1.2%		0.7%	0.8%
Prior years	(4.2%)	(4.2%)		(3.5%)	(5.7%)

Total net loss and LAE	58.8%	59.7%		59.9%	57.6%

The increases in net loss and LAE in the second quarter and first six months of 2019 from the corresponding 2018 periods reflect the impact of higher net premiums earned and lower favorable prior accident year loss reserve development at our reinsurance segment, partially offset by higher favorable prior accident year loss reserve development at RSUI.
A detailed comparison of net loss and LAE by segment for the second quarter and first six months of 2019 and 2018 is contained in the following pages.

Commissions, brokerage and other underwriting expenses.
The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent

	2019	2018	Change	2019	2018	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$444.3	$402.1	10.5%	$864.4	$808.4	6.9%

Expense ratio	32.8%	32.5%		32.6%	33.1%

The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the second quarter and first six months of 2019 and 2018 is contained in the following pages.

Underwriting profit.
The following table presents our consolidated underwriting profit:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent

	2019	2018	Change	2019	2018	Change
	($ in millions)
Underwriting profit	$114.9	$96.7	18.8%	$199.6	$227.6	(12.3%)

Combined ratio	91.6%	92.2%		92.5%	90.7%

The increase in underwriting profit in the second quarter of 2019 from the second quarter of 2018 reflects an increase at our insurance segment and, to a lesser extent, an increase at our reinsurance segment. The increase at our insurance segment primarily reflects the impact of higher net premiums earned and an increase in favorable prior accident year loss reserve development at RSUI, all as discussed above. The increase at our reinsurance segment primarily reflects the impact of higher net premiums earned, partially offset by lower favorable prior accident year loss reserve development, all as discussed above.
The decrease in underwriting profit in the first six months of 2019 from the first six months of 2018 reflects a decrease at our reinsurance segment, partially offset by an increase at our insurance segment. The decrease at our reinsurance segment primarily reflects lower favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned, all as discussed above. The increase at our insurance segment primarily reflects the impact of higher net premiums earned and an increase in favorable prior accident year loss reserve development at RSUI, all as discussed above.
A detailed comparison of underwriting profit by segment for the second quarter and first six months of 2019 and 2018 is contained in the following pages.
Investment results.
The following table presents our consolidated investment results:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent

	2019	2018	Change	2019	2018	Change
	($ in millions)

Net investment income	$142.7	$126.3	13.0%	$265.8	$250.4	6.2%

Change in the fair value of equity securities	143.7	185.2	(22.4%)	536.0	142.6	275.9%

Net realized capital gains	12.4	6.5	90.8%	16.8	51.0	(67.1%)

Other than temporary impairment losses	-	-	-	(10.0)	(0.5)	1,900.0%

The increase in net investment income in the second quarter of 2019 from the second quarter of 2018 primarily reflects higher interest income and, to a lesser extent, higher partnership income, partially offset by lower dividend income.
The increase in net investment income in the first six months of 2019 from the first six months of 2018 primarily reflects higher interest income and, to a lesser extent, lower performance-based investment fees from our outside investment advisors, partially offset by lower partnership income and dividend income.
The increase in interest income and the decrease in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.
Partnership income in the first six months of 2018 included a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC, or “Ares.” See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form
10-Q
for additional information.

The changes in the fair value of equity securities in the second quarter and first six months of 2019 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The changes in the fair value of equity securities in the second quarter and first six months of 2018 reflected appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and energy sectors.
The increase in net realized capital gains in the second quarter of 2019 from the second quarter of 2018 reflects higher realized capital gains from the sale of debt securities.
The decrease in net realized capital gains in the first six months of 2019 from the first six months of 2018 primarily reflects a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in the first six months of 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form
10-Q
for additional information.
The increase in OTTI losses in the first six months of 2019 from the first six months of 2018 primarily reflects higher impairments of debt securities. OTTI losses in the first six months of 2019 reflect the deterioration of creditworthiness of certain issuers in the energy sector.
A detailed comparison of investment results for the second quarter and first six months of 2019 and 2018 is contained in the following pages.
Noninsurance revenue and expenses.
The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
			($ in millions)
Noninsurance revenue	$603.9	$342.7	76.2%	$1,118.0	$594.4	88.1%

Other operating expenses	581.5	343.2	69.4%	1,083.9	608.1	78.2%
Corporate administration	26.0	14.1	84.4%	45.3	21.9	106.8%
Amortization of intangible assets	8.8	6.0	46.7%	15.7	11.2	40.2%
Interest expense	25.1	22.3	12.6%	48.7	43.8	11.2%

Noninsurance revenue and Other operating expenses.
Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $23.6 million and $18.1 million in the second quarter of 2019 and 2018, respectively, and $50.5 million and $32.4 million in the first six months of 2019 and 2018, respectively. The increases in long-term incentive compensation at our reinsurance and insurance segments in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect appreciation in the value of our debt portfolio in the second quarter and first six months of 2019 compared with the impact of a decline in appreciation of our debt portfolio in the corresponding 2018 periods. The increases in long-term incentive compensation at our reinsurance and insurance segments in the first six months of 2019 from the first six months of 2018 also reflect higher appreciation in the value of our equity portfolio.
On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP, or “Hirschfeld.” On October 1, 2018, Alleghany Capital acquired approximately 85 percent of the equity in Concord.
The increases in noninsurance revenue and other operating expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect higher sales at W&W|AFCO Steel, IPS and Jazwares, as well as the acquisition of Concord. The increase in noninsurance revenue and other operating expenses in the first six months of 2019 from the first six months of 2018 further reflect the acquisition of Hirschfeld. The increases in other operating expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods also reflect increases in long-term incentive compensation at our reinsurance and insurance segments, as discussed above.
Corporate administration.
The increase in corporate administration expense in the second quarter of 2019 from the second quarter of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our debt securities portfolio in the second quarter of 2019 compared with depreciation in the second quarter of 2018, as well as a rise in the price per share of our common stock during the second quarter of 2019.
The increase in corporate administration expense in the first six months of 2019 from the first six months of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our debt securities portfolio in the first six months of 2019 compared with depreciation in the first six months of 2018, higher appreciation in the value of our equity securities portfolio and a rise in the price per share of our common stock during the first six months of 2019.

Amortization of intangible assets.
The increases in amortization expense in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the Concord acquisition and the acquisition by Kentucky Trailer of a manufacturer of aluminum feed transportation equipment based in Cedar Rapids, Iowa on December 28, 2018.
Interest expense.
The increases in interest expense in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect increased borrowings at Kentucky Trailer, W&W|AFCO Steel and Jazwares to support working capital needs and acquisitions made during 2018, as well as borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord).
A detailed comparison of noninsurance revenue and expenses for the second quarter and first six months of 2019 and 2018 is contained in the following pages.
Income taxes.
The following table presents our consolidated income tax expense:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Income taxes	$71.3	$73.4	(2.9%)	$179.9	$110.9	62.2%

Effective tax rate				19.3%	19.1%

The slight decrease in income taxes in the second quarter of 2019 from the second quarter of 2018 primarily reflects an increase in federal income tax credits. The increase in income taxes in the first six months of 2019 from the first six months of 2018 primarily reflects an increase in earnings before income taxes and, to a lesser extent, a slight increase in the effective tax rate. The slight increase in the effective tax rate in the first six months of 2019 from the first six months of 2018 primarily reflects lower tax-exempt
interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.
Net earnings.
The following table presents our consolidated earnings:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
			($ in millions)
Earnings before income taxes	$376.2	$371.8	1.2%	$932.6	$580.5	60.7%
Net earnings attributable to Alleghany stockholders	295.5	295.1	0.1%	735.7	466.7	57.6%

The slight increase in earnings before income taxes in the second quarter of 2019 from the second quarter of 2018 primarily reflects the impact of growth at Alleghany Capital, higher underwriting profits and higher investment income, partially offset by lower appreciation in the value of our equity securities portfolio and higher corporate administration expenses, all as discussed above.
The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the first six months of 2019 from the first six months of 2018 primarily reflect an increase in appreciation in the value of our equity securities portfolio, as discussed above.

Reinsurance Segment Underwriting Results
The reinsurance segment is comprised of TransRe’s property and casualty & other lines of business. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2018 Form
10-K.
The following tables present the underwriting results of the reinsurance segment:

Three Months Ended June 30, 2019	Property	Casualty & other (1)	Total

	($ in millions)
Gross premiums written	$381.6	$829.1	$1,210.7
Net premiums written	305.9	807.0	1,112.9

Net premiums earned	303.2	771.7	1,074.9
Net loss and LAE:
Current year (excluding catastrophe losses)	152.4	537.5	689.9
Current year catastrophe losses	-	-	-
Prior years	(16.2)	(28.6)	(44.8)

Total net loss and LAE	136.2	508.9	645.1

Commissions, brokerage and other underwriting expenses	103.8	250.1	353.9

Underwriting profit (2)	$63.2	$12.7	$75.9

Loss ratio (3) :
Current year (excluding catastrophe losses)	50.3%	69.7%	64.2%
Current year catastrophe losses	- %	- %	- %
Prior years	(5.3%)	(3.7%)	(4.2%)

Total net loss and LAE	45.0%	66.0%	60.0%

Expense ratio (4)	34.2%	32.4%	32.9%

Combined ratio (5)	79.2%	98.4%	92.9%

Three Months Ended June 30, 2018	Property	Casualty & other (1)	Total

	($ in millions)
Gross premiums written	$345.1	$726.6	$1,071.7
Net premiums written	275.9	700.7	976.6

Net premiums earned	292.1	689.2	981.3
Net loss and LAE:
Current year (excluding catastrophe losses)	167.2	477.0	644.2
Current year catastrophe losses	-	-	-
Prior years	(13.7)	(37.0)	(50.7)

Total net loss and LAE	153.5	440.0	593.5

Commissions, brokerage and other underwriting expenses	94.8	223.2	318.0

Underwriting profit (2)	$43.8	$26.0	$69.8

Loss ratio (3) :
Current year (excluding catastrophe losses)	57.2%	69.2%	65.6%
Current year catastrophe losses	- %	- %	- %
Prior years	(4.7%)	(5.4%)	(5.2%)

Total net loss and LAE	52.5%	63.8%	60.4%

Expense ratio (4)	32.5%	32.4%	32.4%

Combined ratio (5)	85.0%	96.2%	92.8%

Six Months Ended June 30, 2019	Property	Casualty & other (1)	Total

	($ in millions)
Gross premiums written	$796.7	$1,645.6	$2,442.3
Net premiums written	622.1	1,598.4	2,220.5

Net premiums earned	612.1	1,492.0	2,104.1
Net loss and LAE:
Current year (excluding catastrophe losses)	325.7	1,053.8	1,379.5
Current year catastrophe losses	-	-	-
Prior years	(26.9)	(54.3)	(81.2)

Total net loss and LAE	298.8	999.5	1,298.3

Commissions, brokerage and other underwriting expenses	207.5	482.4	689.9

Underwriting profit (2)	$105.8	$10.1	$115.9

Loss ratio (3) :
Current year (excluding catastrophe losses)	53.2%	70.6%	65.6%
Current year catastrophe losses	- %	- %	- %
Prior years	(4.4%)	(3.6%)	(3.9%)

Total net loss and LAE	48.8%	67.0%	61.7%

Expense ratio (4)	33.9%	32.3%	32.8%

Combined ratio (5)	82.7%	99.3%	94.5%

Six Months Ended June 30, 2018	Property	Casualty & other (1)	Total
		($ in millions)
Gross premiums written	$742.3	$1,445.0	$2,187.3
Net premiums written	581.0	1,392.7	1,973.7

Net premiums earned	567.2	1,374.3	1,941.5
Net loss and LAE:
Current year (excluding catastrophe losses)	305.2	950.0	1,255.2
Current year catastrophe losses	-	-	-
Prior years	(55.1)	(67.2)	(122.3)

Total net loss and LAE	250.1	882.8	1,132.9
Commissions, brokerage and other underwriting expenses	187.9	452.1	640.0

Underwriting profit (2)	$129.2	$39.4	$168.6

Loss ratio (3) :
Current year (excluding catastrophe losses)	53.8%	69.1%	64.7%
Current year catastrophe losses	- %	- %	- %
Prior years	(9.7%)	(4.9%)	(6.3%)

Total net loss and LAE	44.1%	64.2%	58.4%
Expense ratio (4)	33.1%	32.9%	33.0%

Combined ratio (5)	77.2%	97.1%	91.4%

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

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
non-GAAP
financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on
Non-GAAP
Financial Measures” herein for additional detail on the presentation of our results of operations.

(3)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.

(4)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.

(5)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Reinsurance Segment: Premiums.
The following table presents premiums for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
			($ in millions)
Property
Premiums written:
Gross premiums written	$381.6	$345.1	10.6%	$796.7	$742.3	7.3%
Net premiums written	305.9	275.9	10.9%	622.1	581.0	7.1%

Net premiums earned	303.2	292.1	3.8%	612.1	567.2	7.9%

Casualty & other
Premiums written:
Gross premiums written	$829.1	$726.6	14.1%	$1,645.6	$1,445.0	13.9%
Net premiums written	807.0	700.7	15.2%	1,598.4	1,392.7	14.8%

Net premiums earned	771.7	689.2	12.0%	1,492.0	1,374.3	8.6%

Total
Premiums written:
Gross premiums written	$1,210.7	$1,071.7	13.0%	$2,442.3	$2,187.3	11.7%
Net premiums written	1,112.9	976.6	14.0%	2,220.5	1,973.7	12.5%

Net premiums earned	1,074.9	981.3	9.5%	2,104.1	1,941.5	8.4%

Property.
The increases in gross premiums written in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect higher premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase and higher premiums written related to the Quota Share Treaty, partially offset by the impact of changes in foreign currency exchange rates. The increase in gross premiums written in the first six months of 2019 from the first six months of 2018 also reflects higher premiums written by the Asia-Pacific operations. Gross premiums written related to the Quota Share Treaty were $55.2 million and $41.3 million in the second quarter of 2019 and 2018, respectively, and were $119.4 million and $110.6 million in the first six months of 2019 and 2018, respectively, reflecting growth in property-related premiums, partially offset by a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 11.8 percent in the second quarter of 2019 from the second quarter of 2018, and increased by 8.9 percent in the first six months of 2019 from the first six months of 2018.
The increases in net premiums earned in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher gross premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 5.3 percent in the second quarter of 2019 from the second quarter of 2018 and increased by 10.0 percent in the first six months of 2019 from the first six months of 2018.
Casualty
 & other.
The increases in gross premiums written in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect higher gross premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase, and European operations, partially offset by a decrease in premiums written related to the Quota Share Treaty and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $108.5 million and $146.4 million in the second quarter of 2019 and 2018, respectively, and were $208.3 million and $261.1 million in the first six months of 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 15.2 percent in the second quarter of 2019 from the second quarter of 2018, and increased by 15.2 percent in the first six months of 2019 from the first six months of 2018.
The increases in net premiums earned in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher gross premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 13.1 percent in the second quarter of 2019 from the second quarter of 2018, and increased by 9.9 percent in the first six months of 2019 from the first six months of 2018.

Reinsurance Segment: Net loss and LAE.
The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
			($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$152.4	$167.2	(8.9%)	$325.7	$305.2	6.7%
Current year catastrophe losses	-	-	-	-	-	-
Prior years	(16.2)	(13.7)	18.2%	(26.9)	(55.1)	(51.2%)

Total net loss and LAE	$136.2	$153.5	(11.3%)	$298.8	$250.1	19.5%

Loss ratio:
Current year (excluding catastrophe losses)	50.3%	57.2%		53.2%	53.8%
Current year catastrophe losses	- %	- %		- %	- %
Prior years	(5.3%)	(4.7%)		(4.4%)	(9.7%)

Total net loss and LAE	45.0%	52.5%		48.8%	44.1%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$537.5	$477.0	12.7%	$1,053.8	$950.0	10.9%
Current year catastrophe losses	-	-	-	-	-	-
Prior years	(28.6)	(37.0)	(22.7%)	(54.3)	(67.2)	(19.2%)

Total net loss and LAE	$508.9	$440.0	15.7%	$999.5	$882.8	13.2%

Loss ratio:
Current year (excluding catastrophe losses)	69.7%	69.2%		70.6%	69.1%
Current year catastrophe losses	- %	- %		- %	- %
Prior years	(3.7%)	(5.4%)		(3.6%)	(4.9%)

Total net loss and LAE	66.0%	63.8%		67.0%	64.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$689.9	$644.2	7.1%	$1,379.5	$1,255.2	9.9%
Current year catastrophe losses	-	-	-	-	-	-
Prior years	(44.8)	(50.7)	(11.6%)	(81.2)	(122.3)	(33.6%)

Total net loss and LAE	$645.1	$593.5	8.7%	$1,298.3	$1,132.9	14.6%

Loss ratio:
Current year (excluding catastrophe losses)	64.2%	65.6%		65.6%	64.7%
Current year catastrophe losses	- %	- %		- %	- %
Prior years	(4.2%)	(5.2%)		(3.9%)	(6.3%)

Total net loss and LAE	60.0%	60.4%		61.7%	58.4%

Property.
The decrease in net loss and LAE in the second quarter of 2019 from the second quarter of 2018 primarily reflects lower non-catastrophe
losses and, to a lesser extent, more favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned. The increase in net loss and LAE in the first six months of 2019 from the first six months of 2018 primarily reflects less favorable prior accident year loss reserve development and the impact of higher net premiums earned.

Net loss and LAE in the second quarter and first six months of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	($ in millions)

Catastrophe events	$(9.9)	(1)	$5.1	(2)	$(1.5)	(3)	$(25.3)	(4)

Non-catastrophe	(6.3)	(5)	(18.8)	(6)	(25.4)	(7)	(29.8)	(6)

Total	$(16.2)		$(13.7)		$(26.9)		$(55.1)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.

(2)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricane Maria in the 2017 accident year, partially offset by favorable prior accident year loss reserve development related to Hurricane Harvey in the 2017 accident year and catastrophes in the 2016 accident year.

(3)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development related to Hurricanes Harvey and Maria in the 2017 accident year and catastrophes in the 2016 accident year.

(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.

(6)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years.

(7)	Primarily reflects favorable prior accident year loss reserve development in the 2016 through 2018 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2019.
Casualty
 & other.
The increase in net loss and LAE in the second quarter of 2019 from the second quarter of 2018 primarily reflects the impact of higher net premiums earned and less favorable prior accident year loss reserve development. The increase in net loss and LAE in the first six months of 2019 from the first six months of 2018 primarily reflects the impact of higher net premiums earned, less favorable prior accident year loss reserve development and several large non-catastrophe
losses in early 2019.
Net loss and LAE in the second quarter and first six months of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	($ in millions)

Malpractice Treaties (1)	$(1.4)		$(3.4)		$(1.4)		$(3.4)

Other	(27.2)	(2)	(33.6)	(3)	(52.9)	(4)	(63.8)	(5)

Total	$(28.6)		$(37.0)		$(54.3)		$(67.2)

(1)	Represents certain malpractice treaties pursuant to which the increased underwriting profits created by the favorable prior accident year loss reserve development are largely retained by the cedants. As a result, the favorable prior accident year loss reserve development is largely offset by an increase in profit commission expense incurred when such favorable prior accident year loss reserve development occurs.

(2)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years.

(3)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2015 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.

(4)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years and the shorter-tailed lines of business in the 2012 through 2014 accident years.

(5)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and the longer-tailed lines of business in the 2008 through 2010 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2019.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses.
The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$ 103.8	$ 94.8	9.5%	$ 207.5	$ 187.9	10.4%

Expense ratio	34.2%	32.5%		33.9%	33.1%

Casualty & other
Commissions, brokerage and other underwriting expenses	$ 250.1	$ 223.2	12.1%	$ 482.4	$ 452.1	6.7%

Expense ratio	32.4%	32.4%		32.3%	32.9%

Total
Commissions, brokerage and other underwriting expenses	$ 353.9	$ 318.0	11.3%	$ 689.9	$ 640.0	7.8%

Expense ratio	32.9%	32.4%		32.8%	33.0%

Property.
The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned and higher overall commission rates.

Casualty
 & other.
The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned. The increase in commissions, brokerage and other underwriting expenses in the first six months of 2019 from the first six months of 2018 was partially offset by lower overall commission rates.

Reinsurance Segment: Underwriting profit.
The following table presents underwriting profit for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Property
Underwriting profit	$63.2	$43.8	44.3%	$105.8	$129.2	(18.1%)

Combined ratio	79.2%	85.0%		82.7%	77.2%

Casualty & other
Underwriting profit	$12.7	$26.0	(51.2%)	$10.1	$39.4	(74.4%)

Combined ratio	98.4%	96.2%		99.3%	97.1%

Total
Underwriting profit	$75.9	$69.8	8.7%	$115.9	$168.6	(31.3%)

Combined ratio	92.9%	92.8%		94.5%	91.4%

Property.
The increase in underwriting profit in the second quarter of 2019 from the second quarter of 2018 primarily reflects lower non-catastrophe
losses, more favorable prior accident year loss reserve development and the impact of higher net premiums earned, all as discussed above. The decrease in underwriting profit in the first six months of 2019 from the first six months of 2018 primarily reflects less favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned, all as discussed above.
Casualty
 & other.
The decrease in underwriting profit in the second quarter of 2019 from the second quarter of 2018 primarily reflects less favorable prior accident year loss reserve development, as discussed above. The decrease in underwriting profit in the first six months of 2019 from the first six months of 2018 primarily reflects several large non-catastrophe
losses in early 2019 and less favorable prior accident year loss reserve development, all as discussed above.

Insurance Segment Underwriting Results
The insurance segment is comprised of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2018 Form
10-K.
The underwriting results of the insurance segment are presented below:

Three Months Ended June 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$372.4	$93.8	$466.2
Net premiums written	246.9	86.7	333.6

Net premiums earned	202.4	78.7	281.1
Net loss and LAE:
Current year (excluding catastrophe losses)	102.4	44.8	147.2
Current year catastrophe losses	15.7	0.6	16.3
Prior years	(12.5)	0.7	(11.8)

Total net loss and LAE	105.6	46.1	151.7

Commissions, brokerage and other underwriting expenses	57.9	32.5	90.4

Underwriting profit (1)	$38.9	$0.1	$39.0

Loss ratio (2) :
Current year (excluding catastrophe losses)	50.6%	56.9%	52.4%
Current year catastrophe losses	7.8%	0.7%	5.8%
Prior years	(6.2%)	1.0%	(4.2%)

Total net loss and LAE	52.2%	58.6%	54.0%

Expense ratio (3)	28.6%	41.3%	32.2%

Combined ratio (4)	80.8%	99.9%	86.2%

Three Months Ended June 30, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$318.8	$88.7	$407.5
Net premiums written	216.9	82.3	299.2

Net premiums earned	184.7	71.0	255.7
Net loss and LAE:
Current year (excluding catastrophe losses)	93.4	38.5	131.9
Current year catastrophe losses	13.7	0.6	14.3
Prior years	(1.4)	(0.1)	(1.5)

Total net loss and LAE	105.7	39.0	144.7
Commissions, brokerage and other underwriting expenses	53.7	30.4	84.1

Underwriting profit (1)	$25.3	$1.6	$26.9

Loss ratio (2) :
Current year (excluding catastrophe losses)	50.6%	54.2%	51.6%
Current year catastrophe losses	7.4%	0.8%	5.6%
Prior years	(0.8%)	(0.1%)	(0.6%)

Total net loss and LAE	57.2%	54.9%	56.6%
Expense ratio (3)	29.1%	42.8%	32.9%

Combined ratio (4)	86.3%	97.7%	89.5%

Six Months Ended June 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$671.4	$176.6	$848.0
Net premiums written	448.3	163.3	611.6

Net premiums earned	394.8	154.4	549.2
Net loss and LAE:
Current year (excluding catastrophe losses)	197.3	86.9	284.2
Current year catastrophe losses	18.8	0.8	19.6
Prior years	(16.2)	3.4	(12.8)

Total net loss and LAE	199.9	91.1	291.0
Commissions, brokerage and other underwriting expenses	111.4	63.1	174.5

Underwriting profit (1)	$83.5	$0.2	$83.7

Loss ratio (2) :
Current year (excluding catastrophe losses)	49.9%	56.3%	51.7%
Current year catastrophe losses	4.8%	0.5%	3.6%
Prior years	(4.1%)	2.2%	(2.3%)

Total net loss and LAE	50.6%	59.0%	53.0%
Expense ratio (3)	28.2%	40.8%	31.8%

Combined ratio (4)	78.8%	99.8%	84.8%

Six Months Ended June 30, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$593.4	$163.2	$756.6
Net premiums written	403.8	151.7	555.5

Net premiums earned	365.6	137.7	503.3
Net loss and LAE:
Current year (excluding catastrophe losses)	197.5	75.6	273.1
Current year catastrophe losses	17.6	0.8	18.4
Prior years	(12.5)	(3.1)	(15.6)

Total net loss and LAE	202.6	73.3	275.9

Commissions, brokerage and other underwriting expenses	107.2	61.2	168.4

Underwriting profit (1)	$55.8	$3.2	$59.0

Loss ratio (2) :
Current year (excluding catastrophe losses)	54.0%	54.9%	54.3%
Current year catastrophe losses	4.8%	0.6%	3.6%
Prior years	(3.4%)	(2.3%)	(3.1%)

Total net loss and LAE	55.4%	53.2%	54.8%

Expense ratio (3)	29.3%	44.4%	33.5%

Combined ratio (4)	84.7%	97.6%	88.3%

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
non-GAAP
financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on
Non-GAAP
Financial Measures” herein for additional detail on the presentation of our results of operations.

(2)	The loss ratio is derived by dividing the amount of net loss and LAE by net premiums earned, all as determined in accordance with GAAP.

(3)	The expense ratio is derived by dividing the amount of commissions, brokerage and other underwriting expenses by net premiums earned, all as determined in accordance with GAAP.

(4)	The combined ratio is the sum of the loss ratio and the expense ratio, all as determined in accordance with GAAP. The combined ratio represents the percentage of each premium dollar a reinsurance or an insurance company has to spend on net loss and LAE, and commissions, brokerage and other underwriting expenses.

Insurance Segment: Premiums.
The following table presents premiums for the insurance segment:

	Three Months Ended			Six Months Ended		Percent
	June 30,		Percent	June 30,
	2019	2018	Change	2019	2018	Change
			($ in millions)
RSUI
Premiums written:
Gross premiums written	$372.4	$318.8	16.8%	$671.4	$593.4	13.1%
Net premiums written	246.9	216.9	13.8%	448.3	403.8	11.0%

Net premiums earned	202.4	184.7	9.6%	394.8	365.6	8.0%

CapSpecialty
Premiums written:
Gross premiums written	$93.8	$88.7	5.7%	$176.6	$163.2	8.2%
Net premiums written	86.7	82.3	5.3%	163.3	151.7	7.6%

Net premiums earned	78.7	71.0	10.8%	154.4	137.7	12.1%

Total
Premiums written:
Gross premiums written	$466.2	$407.5	14.4%	$848.0	$756.6	12.1%
Net premiums written	333.6	299.2	11.5%	611.6	555.5	10.1%

Net premiums earned	281.1	255.7	9.9%	549.2	503.3	9.1%

RSUI.
The increases in gross premiums written in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect growth in most lines of business due to increases in business opportunities and improved general market conditions, particularly in the property lines of business.
The increases in net premiums earned in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.
CapSpecialty.
The increases in gross premiums written in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect growth in the healthcare and specialty casualty lines of business due to increases in business opportunities and CapSpecialty’s expanded product offerings. In addition, the increase in gross premiums written in the first six months of 2019 from the first six months of 2018 periods reflects the impact of CapSpecialty’s purchase on February 20, 2018 of certain renewal rights to a small environmental block of business.
The increases in net premiums earned in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE.
The following table presents net loss and LAE for the insurance segment:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018

	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$102.4	$93.4	9.6%	$197.3	$197.5	(0.1%)
Current year catastrophe losses	15.7	13.7	14.6%	18.8	17.6	6.8%
Prior years	(12.5)	(1.4)	792.9%	(16.2)	(12.5)	29.6%

Total net loss and LAE	$105.6	$105.7	(0.1%)	$199.9	$202.6	(1.3%)

Loss ratio:
Current year (excluding catastrophe losses)	50.6%	50.6%		49.9%	54.0%
Current year catastrophe losses	7.8%	7.4%		4.8%	4.8%
Prior years	(6.2%)	(0.8%)		(4.1%)	(3.4%)

Total net loss and LAE	52.2%	57.2%		50.6%	55.4%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$44.8	$38.5	16.4%	$86.9	$75.6	14.9%
Current year catastrophe losses	0.6	0.6	- %	0.8	0.8	- %
Prior years	0.7	(0.1)	(800.0%)	3.4	(3.1)	(209.7%)

Total net loss and LAE	$46.1	$39.0	18.2%	$91.1	$73.3	24.3%

Loss ratio:
Current year (excluding catastrophe losses)	56.9%	54.2%		56.3%	54.9%
Current year catastrophe losses	0.7%	0.8%		0.5%	0.6%
Prior years	1.0%	(0.1%)		2.2%	(2.3%)

Total net loss and LAE	58.6%	54.9%		59.0%	53.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$147.2	$131.9	11.6%	$284.2	$273.1	4.1%
Current year catastrophe losses	16.3	14.3	14.0%	19.6	18.4	6.5%
Prior years	(11.8)	(1.5)	686.7%	(12.8)	(15.6)	(17.9%)

Total net loss and LAE	$151.7	$144.7	4.8%	$291.0	$275.9	5.5%

Loss ratio:
Current year (excluding catastrophe losses)	52.4%	51.6%		51.7%	54.3%
Current year catastrophe losses	5.8%	5.6%		3.6%	3.6%
Prior years	(4.2%)	(0.6%)		(2.3%)	(3.1%)

Total net loss and LAE	54.0%	56.6%		53.0%	54.8%

RSUI.
Net loss and LAE in the second quarter of 2019 approximated those in the second quarter of 2018, primarily reflecting higher favorable prior accident year loss reserve development, offset by the impact of higher net premiums earned and higher catastrophe losses.
The slight decrease in net loss and LAE in the first six months of 2019 from the first six months of 2018 primarily reflects lower non-catastrophe
property losses incurred and higher favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned and higher catastrophe losses.
Catastrophe losses in the second quarter and first six months of 2019 primarily relate to severe weather and flooding in the Midwestern U.S. Catastrophe losses in the second quarter and first six months of 2018 primarily related to flooding and severe weather in the Northeastern U.S. and the State of California.

Net loss and LAE in the second quarter and first six months of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	($ in millions)
Casualty	$ (12.1) (1)	$ (1.5) (2)	$ (17.7) (1)	$ (12.5) (2)

Property and other	(0.4)	0.1	1.5 (3)	-

Total	$ (12.5)	$ (1.4)	$ (16.2)	$ (12.5)

(1)	Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

(2)	Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2012 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in recent accident years.

(3)	Primarily reflects unfavorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in recent accident years, partially offset by favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year and by Hurricane Harvey in the 2017 accident year.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2019 and 2018 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2019 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2019.
CapSpecialty.
The increases in net loss and LAE in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect unfavorable prior accident year loss reserve development in the second quarter and first six months of 2019, compared with favorable prior accident year loss reserve development in the second quarter and first six months of 2018, the impact of higher net premiums earned and higher losses in the surety lines of business.
Net loss and LAE in the second quarter of 2019 includes unfavorable prior accident year loss reserve development primarily related to the professional liability lines of business in the 2016 accident year. Net loss and LAE in the first six months of 2019 also includes unfavorable prior accident year loss reserve development primarily related to certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years. The specific unfavorable prior accident year loss reserve development in the first six months of 2019 related to the terminated program reflects the impact of a recent adverse court ruling related to a single claim. The unfavorable prior accident year loss reserve development in the second quarter and first six months of 2019 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first six months of 2019. Net loss and LAE in the first six months of 2018 included favorable prior accident year loss reserve development primarily in the surety lines of business primarily in the 2016 and 2017 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses.
The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018

	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$57.9	$53.7	7.8%	$111.4	$107.2	3.9%

Expense ratio	28.6%	29.1%		28.2%	29.3%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$32.5	$30.4	6.9%	$63.1	$61.2	3.1%

Expense ratio	41.3%	42.8%		40.8%	44.4%

Total
Commissions, brokerage and other underwriting expenses	$90.4	$84.1	7.5%	$174.5	$168.4	3.6%

Expense ratio	32.2%	32.9%		31.8%	33.5%

RSUI.
The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned, partially offset by slightly lower overall commission rates.
CapSpecialty.
The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned, partially offset by one-time
acquisition expenses incurred in the first six months of 2018 arising from CapSpecialty’s purchase of certain renewal rights associated with a small environmental block of business and lower short-term incentive compensation expense accruals.

Insurance Segment: Underwriting profit.
The following table presents our underwriting profit (loss) for the insurance segment:
	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018

	($ in millions)
RSUI
Underwriting profit	$38.9	$25.3	53.8%	$83.5	$55.8	49.6%

Combined ratio	80.8%	86.3%		78.8%	84.7%

CapSpecialty
Underwriting profit	$0.1	$1.6	(93.8%)	$0.2	$3.2	(93.8%)

Combined ratio	99.9%	97.7%		99.8%	97.6%

Total
Underwriting profit	$39.0	$26.9	45.0%	$83.7	$59.0	41.9%

Combined ratio	86.2%	89.5%		84.8%	88.3%

RSUI.
The increase in underwriting profit in the second quarter of 2019 from the second quarter of 2018 primarily reflects higher favorable prior accident year loss reserve development and the impact of higher net premiums earned, all as discussed above. The increase in underwriting profit in the first six months of 2019 from the first six months of 2018 primarily reflects lower non-catastrophe
property losses incurred, the impact of higher net premiums earned and higher favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty.
The decreases in underwriting profit in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect unfavorable prior accident year loss reserve development in the second quarter and first six months of 2019, compared with favorable prior accident year loss reserve development in the second quarter and first six months of 2018, and higher losses in the surety lines of business, partially offset by the impact of higher net premiums earned, all as discussed above.
Investment Results for the Reinsurance and Insurance Segments
The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2019	2018	Change	2019	2018	Change

	($ in millions)
Net investment income	$ 138.3	$ 121.1	14.2%	$ 256.3	$ 239.4	7.1%
Change in the fair value of equity securities	143.3	146.8	(2.4%)	532.4	132.7	301.2%
Net realized capital gains	12.2	6.8	79.4%	16.2	50.7	(68.0%)
Other than temporary impairment losses	-	-	-	(10.0)	(0.5)	1,900.0%

Net investment income.
The increase in net investment income in the second quarter of 2019 from the second quarter of 2018 primarily reflects higher interest income and, to a lesser extent, higher partnership income, partially offset by lower dividend income.
The increase in net investment income in the first six months of 2019 from the first six months of 2018 primarily reflects higher interest income and, to a lesser extent, lower performance-based investment fees from our outside investment advisors, partially offset by lower partnership income and dividend income.
The increase in interest income and the decrease in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.
Partnership income in the first six months of 2018 included a $12.9 million increase in the carrying value of AIHL’s limited partnership interests in certain subsidiaries of Ares. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form
10-Q
for additional information.
Change in the fair value of equity securities.
The changes in the fair value of equity securities in the second quarter and first six months of 2019 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The changes in the fair value of equity securities in the second quarter and first six months of 2018 reflected appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and energy sectors.
Net realized capital gains.
The increase in net realized capital gains in the second quarter of 2019 from the second quarter of 2018 reflects higher realized capital gains from the sale of debt securities.
The decrease in net realized capital gains in the first six months of 2019 from the first six months of 2018 primarily reflects a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in the first six months of 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form
10-Q
for additional information.
Other than temporary impairment losses.
OTTI losses in the first six months of 2019 reflect $10.0 million of unrealized losses on debt securities, primarily in the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuer.
OTTI losses in the first six months of 2018 reflected $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.
Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of June 30, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.
See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form
10-Q
for additional detail on gross unrealized investment losses for debt securities as of June 30, 2019.

Alleghany Capital Segment Results
The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert;” (ii)
non-industrial
operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.
The following table presents the results of the Alleghany Capital segment for the second quarter and first six months of 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Industrial	Non- industrial	Corp. & other (1)	Total (1)	Industrial	Non- industrial	Corp. & other (1)	Total (1)

	($ in millions)
Noninsurance revenue (2)	$318.3	$275.1	$0.3	$593.7	$221.9	$107.1	$-	$329.0
Net investment income	1.4	(0.2)	(0.3)	0.9	1.3	0.1	-	1.4
Net realized capital gains	0.2	-	-	0.2	0.2	(0.3)	-	(0.1)

Total revenues	$319.9	$274.9	$-	$594.8	$223.4	$106.9	$-	$330.3

Other operating expenses (2)	290.0	252.2	6.1	548.3	210.5	101.0	3.0	314.5
Amortization of intangible assets	3.9	4.5	-	8.4	2.4	3.4	-	5.8
Interest expense	3.1	1.6	-	4.7	1.7	0.6	-	2.3

Earnings (losses) before income taxes	$22.9	$16.6	$(6.1)	$33.4	$8.8	$1.9	$(3.0)	$7.7

Operating earnings (losses) before income taxes (3)	$26.6	$21.1	$(6.1)	$41.6	$11.0	$5.6	$(3.0)	$13.6
Add: net realized capital gains	0.2	-	-	0.2	0.2	(0.3)	-	(0.1)
Less: amortization of intangible assets	(3.9)	(4.5)	-	(8.4)	(2.4)	(3.4)	-	(5.8)

Earnings (losses) before income taxes	$22.9	$16.6	$(6.1)	$33.4	$8.8	$1.9	$(3.0)	$7.7

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Industrial	Non- industrial	Corp. & other (1)	Total (1)	Industrial	Non- industrial	Corp. & other (1)	Total (1)

	($ in millions)
Noninsurance revenue (2)	$578.4	$520.0	$0.3	$1,098.7	$367.4	$204.2	$0.1	$571.7
Net investment income	2.4	(0.2)	-	2.2	2.9	0.1	-	3.0
Net realized capital gains	0.6	-	-	0.6	0.5	-	-	0.5

Total revenues	$581.4	$519.8	$0.3	$1,101.5	$370.8	$204.3	$0.1	$575.2

Other operating expenses (2)	534.4	468.3	11.1	1,013.8	353.0	196.5	4.9	554.4
Amortization of intangible assets	6.4	8.7	-	15.1	4.4	6.8	-	11.2
Interest expense	6.0	3.1	(0.1)	9.0	2.5	1.0	0.1	3.6

Earnings (losses) before income taxes	$34.6	$39.7	$(10.7)	$63.6	$10.9	$-	$(4.9)	$6.0

Operating earnings (losses) before income taxes (3)	$40.4	$48.4	$(10.7)	$78.1	$14.8	$6.8	$(4.9)	$16.7
Add: net realized capital gains	0.6	-	-	0.6	0.5	-	-	0.5
Less: amortization of intangible assets	(6.4)	(8.7)	-	(15.1)	(4.4)	(6.8)	-	(11.2)

Earnings (losses) before income taxes	$34.6	$39.7	$(10.7)	$63.6	$10.9	$-	$(4.9)	$6.0

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.

(2)	For industrial and
non-industrial
operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $1.0 million and $1.1 million for the second quarter of 2019 and 2018, respectively, and $1.4 million and $2.9 million for the first six months of 2019 and 2018, respectively.

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

The changes in Alleghany Capital’s equity for the three and six months ended June 30, 2019 and 2018 are presented in the table below:

	Three Months Ended June 30,
	2019				2018

	Industrial	Non- industrial	Corp. & other (1)	Total (1)	Industrial	Non- industrial	Corp. & other (1)	Total (1)
	($ in millions)
Equity, beginning of period	$ 467.0	$ 437.6	$ (42.4)	$ 862.2	$ 442.7	$ 319.5	$ 15.7	$ 777.9
Earnings (losses) before income taxes	22.9	16.6	(6.1)	33.4	8.8	1.9	(3.0)	7.7
Income taxes (2)	(0.8)	(0.4)	(5.3)	(6.5)	(0.4)	(0.2)	(0.7)	(1.3)
Net earnings attributable to noncontrolling interests (3)	(3.8)	(5.6)	-	(9.4)	(1.3)	(2.0)	-	(3.3)
Capital contributions (returns of capital) and other (4)	30.7	(37.6)	7.1	0.2	(10.6)	(7.1)	(5.1)	(22.8)

Equity, end of period	$ 516.0	$ 410.6	$ (46.7)	$ 879.9	$ 439.2	$ 312.1	$ 6.9	$ 758.2

	Six Months Ended June 30,
	2019				2018

	Industrial	Non- industrial	Corp. & other (1)	Total (1)	Industrial	Non- industrial	Corp. & other (1)	Total (1)
	($ in millions)
Equity, beginning of period	$ 462.5	$ 443.3	$ (44.2)	$ 861.6	$ 363.6	$ 331.3	$ (7.7)	$ 687.2
Earnings (losses) before income taxes	34.6	39.7	(10.7)	63.6	10.9	-	(4.9)	6.0
Income taxes (2)	(0.9)	(1.7)	(10.7)	(13.3)	(0.7)	(0.6)	(0.2)	(1.5)
Net earnings attributable to noncontrolling interests (3)	(6.0)	(11.0)	-	(17.0)	(1.3)	(1.6)	-	(2.9)
Capital contributions (returns of capital) and other (4)	25.8	(59.7)	18.9	(15.0)	66.7	(17.0)	19.7	69.4

Equity, end of period	$ 516.0	$ 410.6	$ (46.7)	$ 879.9	$ 439.2	$ 312.1	$ 6.9	$ 758.2

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.

(2)	Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial
operations for the three months ended June 30, 2019 were ($5.0) million and ($3.5) million, respectively, and for the three months ended June 30, 2018 were ($1.9) million and ($0.4) million, respectively, and for the six months ended June 30, 2019 were ($7.3) million and ($8.3) million, respectively, and for the six months ended June 30, 2018 were ($2.1) million and ($0.0) million, respectively.

(3)	During the first six months of 2019, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 23 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT was approximately 11 percent. Effective April 1, 2019, all noncontrolling interests of PCT have exercised their options and sold their ownership interests to Alleghany.

(4)	For the three and six months ended June 30, 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer in June 2019. For the six months ended June 30, 2018, capital contributions primarily reflect funding provided by Alleghany Capital to W&W|AFCO Steel for the acquisition of Hirschfeld.

Noninsurance revenue.
The increases in noninsurance revenue in the second quarter and first six months of 2019 from the corresponding 2018 periods reflect increases in non-industrial
and industrial operations. The increases in
non-industrial
noninsurance revenue reflect higher sales at IPS and Jazwares, as well as the acquisition of Concord. The increases in industrial noninsurance revenue primarily reflect higher sales at W&W|AFCO Steel. The increase in noninsurance revenue for industrial operations in the first six months of 2019 from the first six months of 2018 further reflects W&W|AFCO Steel’s acquisition of Hirschfeld in 2018.
Net investment income.
The decrease in net investment income in the first six months of 2019 from the first six months of 2018 primarily reflects slightly lower Alleghany Capital earnings from its investment in Wilbert.
Other operating expenses.
The increases in other operating expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect increases in non-industrial
and industrial operations. The increases in
non-industrial
other operating expenses primarily reflect higher costs related to higher sales at IPS and Jazwares, as well as the impact of the acquisition of Concord. The increases in industrial other operating expenses primarily reflect higher costs related to higher sales at W&W|AFCO Steel. The increase in other operating expenses for industrial operations in the first six months of 2019 from the first six months of 2018 further reflects W&W|AFCO Steel’s acquisition of Hirschfeld in 2018.
Other operating expenses in the first six months of 2018 also reflect higher finders’ fees, legal and accounting costs and other transaction-related expenses, primarily related to W&W|AFCO Steel’s acquisition of Hirschfeld in 2018.

Amortization of intangible assets.
The increases in amortization expense in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the Concord acquisition and the acquisition by Kentucky Trailer of a manufacturer of aluminum feed transportation equipment based in Cedar Rapids, Iowa on December 28, 2018.
Interest expense.
The increases in interest expense in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect increased borrowings at Kentucky Trailer, W&W|AFCO Steel and Jazwares to support working capital needs and acquisitions made during 2018, as well as borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord).
Earnings (losses) before income taxes.
The increases in earnings before income taxes in the second quarter and first six months of 2019 from corresponding 2018 periods primarily reflect increased earnings in the non-industrial
and industrial operations. The increases in
non-industrial
earnings before income taxes primarily reflect the impact of higher sales and higher margins at Jazwares and, to a lesser extent, the acquisition of Concord and higher sales at IPS, all as discussed above. The increases in industrial earnings before income taxes primarily reflect higher sales and higher margins at W&W|AFCO Steel.
Corporate Activities Results
The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	3.5	3.8	7.3	8.0
Change in the fair value of equity securities	0.4	38.4	3.6	9.9
Net realized capital gains	-	(0.2)	-	(0.2)
Other than temporary impairment losses	-	-	-	-
Noninsurance revenue	3.6	9.0	7.3	12.3

Total revenues	7.5	51.0	18.2	30.0

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	7.0	8.8	14.3	16.7
Corporate administration	24.2	13.3	42.5	21.4
Amortization of intangible assets	-	-	-	-
Interest expense	13.6	13.1	26.1	26.6

Earnings (losses) before income taxes	$(37.3)	$15.8	$(64.7)	$(34.7)

Net investment income.
The slight decreases in net investment income in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect lower dividend income resulting from the reallocation of a portion of our investment portfolio at the Alleghany parent company-level from equity securities to debt securities, partially offset by higher interest income.
Change in the fair value of equity securities.
The decreases in the change in the fair value of equity securities in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect the reallocation of a portion of our investment portfolio at the Alleghany parent company-level from equity securities to debt securities.
The change in the fair value of equity securities in the first six months of 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector in the first three months of 2019.
The changes in the fair value of equity securities in the second quarter and first six months of 2018 reflect increases in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.
Noninsurance revenue.
The decreases in noninsurance revenue in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect lower property sales at Alleghany Properties.
Other operating expenses.
The decreases in other operating expenses in the second quarter and first six months of 2019 from the corresponding 2018 periods primarily reflect reduced costs at SORC and, to a lesser extent, Alleghany Properties.

Corporate administration.
The increase in corporate administration expense in the second quarter of 2019 from the second quarter of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our debt securities portfolio in the second quarter of 2019, compared with depreciation in the second quarter of 2018, as well as a rise in the price per share of our common stock during the second quarter of 2019.
The increase in corporate administration expense in the first six months of 2019 from the first six months of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our debt securities portfolio in the first six months of 2019, compared with depreciation in the first six months of 2018, higher appreciation in the value of our equity securities portfolio and a rise in the price per share of our common stock during the first six months of 2019.
Interest expense.
The slight increase in interest expense in the second quarter of 2019 from the second quarter of 2018 and the slight decrease in interest expense in the first six months of 2019 from the first six months of 2018 primarily reflect changes in interest credited on deferred compensation at Alleghany parent-company.
Earnings (losses) before income taxes.
The losses before income taxes in the second quarter of 2019, compared with earnings before income taxes in the second quarter of 2018 and the increase in losses before income taxes in the first six months of 2019 from the first six months of 2018, primarily reflect significantly lower appreciation in the value of equity securities held at the Alleghany parent company-level, higher corporate administration expense and lower property sales at Alleghany Properties, all as discussed above.
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

		As of June 30, 2019		As of December 31, 2018

	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves

			($ in millions)
Reinsurance Segment

Property	$1,682.3	$(540.6)	$1,141.7	$2,102.5	$(701.8)	$1,400.7

Casualty & other (1)	7,362.7	(297.9)	7,064.8	7,339.7	(261.9)	7,077.8

	9,045.0	(838.5)	8,206.5	9,442.2	(963.7)	8,478.5

Insurance Segment

Property	410.4	(143.6)	266.8	509.5	(187.1)	322.4

Casualty (2)	2,063.2	(574.4)	1,488.8	2,181.6	(700.3)	1,481.3

Workers’ Compensation	2.4	-	2.4	2.5	-	2.5

All other (3)	172.6	(62.4)	110.2	181.3	(73.1)	108.2

	2,648.6	(780.4)	1,868.2	2,874.9	(960.5)	1,914.4

Eliminations	(61.8)	61.8	-	(66.8)	66.8	-

Total	$11,631.8	$(1,557.1)	$10,074.7	$12,250.3	$(1,857.4)	$10,392.9

(1)	Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; asbestos-related illness and environmental impairment liability; and credit.

(2)	Primarily consists of the following direct lines of business: umbrella/excess; directors’ and officers’ liability; professional liability; and general liability.

(3)	Primarily consists of commercial multi-peril and surety lines of business, as well as loss and LAE reserves for terminated lines of business and loss reserves acquired in connection with prior acquisitions for which the sellers provided loss reserve guarantees.

Changes in Gross and Net Loss and LAE Reserves between June
30, 2019 and December
31, 2018
. Gross and net loss and LAE reserves as of June 30, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in prior years and, to a lesser extent, favorable prior accident year loss reserve development.

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
As of June 30, 2019, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,667.5 million, consisting of $1,557.1 million of ceded outstanding loss and LAE and $110.4 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2018 Form
10-K
for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.
The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2019:

Reinsurer (1)	Rating (2)	Amount	Percentage

		($ in millions)

Syndicates at Lloyd’s of London	A (Excellent)	$134.2	8.0%

PartnerRe Ltd	A (Excellent)	97.2	5.8%

RenaissanceRe Holdings Ltd	A+ (Superior)	93.8	5.6%

Swiss Reinsurance Company	A+ (Superior)	90.2	5.4%

Fairfax Financial Holdings Ltd	A (Excellent)	86.6	5.2%

Liberty Mutual	A (Excellent)	77.9	4.7%

Third Point Reinsurance Group	A- (Excellent)	73.9	4.4%

W.R. Berkley Corporation	A+ (Superior)	72.7	4.4%

Kane SAC Ltd, Rondout Segregated Account (3)	not rated	71.2	4.3%

Kane SAC Ltd, Bowery Segregated Account (3)	not rated	61.9	3.7%

All other reinsurers		807.9	48.5%

Total reinsurance recoverables (4)		$1,667.5	100.0%

Secured reinsurance recoverables (3)		$599.4	35.9%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.

(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.

(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.

(4)	Approximately 70 percent of our reinsurance recoverables balance as of June 30, 2019 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

We had no allowance for uncollectible reinsurance as of June 30, 2019.
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
Financial Condition
Parent Level
General.
In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2019, we held total marketable securities and cash of $1,405.4 million compared with $1,122.3 million as of December 31, 2018. The increase in the six months ended June 30, 2019 primarily reflects appreciation in the value of the equity securities portfolio held at the holding company-level and the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, as discussed below. The $1,405.4 million is comprised of $430.0 million at the Alleghany parent company, $889.0 million at AIHL and $86.4 million at the TransRe holding company. We also hold certain non-marketable
investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2019.
Stockholders’ equity attributable to Alleghany stockholders was approximately $8.7 billion as of June 30, 2019, compared with approximately $7.7 billion as of December 31, 2018. The increase in stockholders’ equity in the first six months of 2019 primarily reflects net earnings and appreciation in the value of our debt securities portfolio due to a decrease in interest rates and credit spreads, partially offset by repurchases of our common stock, all as discussed below. As of June 30, 2019, we had 14,430,862 shares of our common stock outstanding, compared with 14,576,509 shares of our common stock outstanding as of December 31, 2018.
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
There were no borrowings under the Credit Agreement from inception through June 30, 2019.
Common Stock Repurchases.
In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In June 2018, our Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2018 Repurchase Program.” In the fourth quarter of 2018, we completed the 2015 Repurchase Program and subsequent repurchases have been made pursuant to the 2018 Repurchase Program. As of June 30, 2019, we had $178.3 million remaining under our repurchase authorization.
The following table presents the shares of our common stock that we repurchased in the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares repurchased	19,246	368,551	148,813	403,623
Cost of shares repurchased (in millions)	$12.7	$214.8	$93.2	$236.1
Average price per share repurchased	$658.09	$582.92	$625.96	$584.96

Special Dividend.
In February 2018, our Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million.

Investments in Certain Other Invested Assets.
In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk- reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of June 30, 2019, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $198.0 million, which is net of returns of capital received from the Pillar Investments.
In July 2013, AIHL invested $250.0 million in Ares, an asset manager, in exchange for a 6.25 percent equity stake in Ares, with an agreement to engage Ares to manage up to $1.0 billion in certain investment strategies. In May 2014, Ares completed an initial public offering of its common units. Upon completion of the initial public offering, our equity investment in Ares converted into limited partnership interests in certain Ares subsidiaries that were convertible into Ares common units. On March 15, 2018, most of AIHL’s limited partnership interests were converted into Ares common units. As a result of the conversion and with respect to the limited partnership interests that were converted into Ares common units, AIHL: (i) reclassified its converted interests from other invested assets to equity securities; (ii) increased its carrying value to $208.2 million to reflect the fair value of Ares common units; and (iii) recorded the $45.7 million increase in carrying value as a realized capital gain as of March 15, 2018. As a result of the conversion and with respect to the unconverted limited partnership interests, AIHL: (i) changed its accounting method from the equity method to fair value; (ii) increased its carrying value to $58.7 million to reflect the fair value of Ares limited partnership interests; and (iii) recorded the $12.9 million increase in carrying value as a component of net investment income as of March 15, 2018. On September 24, 2018, AIHL’s remaining Ares limited partnership interests were converted into Ares common units and, as a result, AIHL reclassified the remaining $56.9 million of its converted interests from other invested assets to equity securities. In the second quarter of 2019, AIHL sold all of its remaining holdings in Ares common units.
Investments in Commercial Mortgage Loans.
As of June 30, 2019, the carrying value of our commercial mortgage loan portfolio was $691.4 million, representing the unpaid principal balance on the loans. As of June 30, 2019, there was no allowance for loan losses. Our commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds
of the property’s appraised value at the time the loans were made.
Energy Holdings.
As of June 30, 2019, we had holdings in energy sector businesses of $416.1 million, comprised of $323.9 million of debt securities, $5.4 million of equity securities and $86.8 million of our equity attributable to SORC.
Subsidiaries
Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2019.
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
Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $330.6 million as of June 30, 2019, which is generally used to support working capital needs and to help finance acquisitions. The $330.6 million includes:
•	$113.1 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld);

•	$64.0 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in a certain manufacturer of aluminum feed transportation equipment in December 2018, and borrowings under its available credit facilities;

•	$51.5 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019;

•	$35.4 million of borrowings by Jazwares under its available credit facility;

•	$33.4 million of term loans at Concord primarily related to borrowings to finance Alleghany Capital’s acquisition of Concord; and

•	$33.2 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through June 30, 2019, we have invested $271.5 million in SORC.
Consolidated Investment Holdings
Investment Strategy and Holdings.
Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax
rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2019 and December 31, 2018 was
AA-.
Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2019. The following table presents the ratings of our debt securities as of June 30, 2019:

	Ratings as of June 30, 2019
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated (1)	Total

	($ in millions)
U.S. Government obligations	$-	$1,256.5	$-	$-	$-	$1,256.5
Municipal bonds	193.8	1,630.9	524.6	98.1	0.9	2,448.3
Foreign government obligations	493.8	187.0	94.9	7.7	-	783.4
U.S. corporate bonds	12.2	145.5	1,344.3	1,228.5	359.9	3,090.4
Foreign corporate bonds	258.7	168.4	651.4	300.6	58.0	1,437.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)	-	1,909.3	-	0.6	6.0	1,915.9
Commercial mortgage-backed securities (“CMBS”)	276.1	407.5	104.1	0.7	-	788.4
Other asset-backed securities	991.0	440.3	495.2	414.7	68.4	2,409.6

Total debt securities	$2,225.6	$6,145.4	$3,214.5	$2,050.9	$493.2	$14,129.6

Percentage of debt securities	15.8%	43.4%	22.8%	14.5%	3.5%	100.0%

(1)	Consists of $80.7 million of securities rated BB / Ba, $223.7 million of securities rated B, $33.4 million of securities rated CCC, $0.4 million of securities rated CC, $2.2 million rated below CC and $152.8 million of not rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale,
or “AFS.”
Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2019 and December 31, 2018, our debt securities portfolio had an effective duration of approximately 4.2 years. As of June 30, 2019, approximately $4.0 billion, or 28 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form
10-Q
for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.
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
On a consolidated basis, as of June 30, 2019, our invested assets increased to approximately $18.7 billion from approximately $17.5 billion as of December 31, 2018, primarily reflecting appreciation in the value of our equity and debt securities portfolios, partially offset by repurchases of shares of our common stock, all as discussed above. The appreciation in the value of our debt securities portfolio reflects a decrease in interest rates and credit spreads. During the first quarter of 2019, we reallocated a significant portion of our investment portfolio from equity securities to debt securities.
Fair Value.
The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

	($ in millions)
Assets

Investments (excluding equity method investments and loans) (1)	$17,477.7	$17,477.7	$16,291.3	$16,291.3

Liabilities

Senior Notes and other debt (2)	$1,714.7	$1,882.2	$1,669.0	$1,795.5

(1)	This table includes debt and equity securities, as well as partnership and non-marketable
equity investments accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability and observability of inputs as follows:
•	Level 1: Valuations are based on unadjusted quoted prices in active markets that we have the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 assets include publicly traded common stocks and mutual funds (which are included on our Consolidated Balance Sheet in equity securities) where our valuations are based on quoted market prices.

•	Level 2: Valuations are based on direct and indirect observable inputs other than quoted market prices included in Level 1. Level 2 inputs include quoted prices for similar assets in active markets and inputs other than quoted prices that are observable for the asset, such as the terms of the security and market-based inputs. Terms of the security include coupon, maturity date and any special provisions that may, for example, enable the investor, at its election, to redeem the security prior to its scheduled maturity date (such provisions may apply to all debt securities except U.S. Government obligations). Market-based inputs include interest rates and yield curves that are observable at commonly quoted intervals and current credit rating(s) of the security. Market-based inputs may also include credit spreads of all debt securities except U.S. Government obligations, and currency rates for certain foreign government obligations and foreign corporate bonds denominated in foreign currencies. Fair values are determined using a market approach that relies on the securities’ relationships to quoted prices for similar assets in active markets, as well as the other inputs described above. In determining the fair values for the vast majority of CMBS and other asset-backed securities, as well as a small portion of RMBS, an income approach is used to corroborate and further support the fair values determined by the market approach. The income approach primarily involves developing a discounted cash flow model using the future projected cash flows of the underlying collateral, and the terms of the security. Level 2 assets generally include short-term investments and most debt securities. Our Level 2 liabilities consist of the senior notes.

•	Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include other asset-backed securities (primarily, collateralized loan obligations) and, to a lesser extent, U.S. and foreign corporate bonds (including privately issued securities), partnership investments,
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
The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2019
Equity securities:
Common stock	$2,285.4	$3.3	$-	$2,288.7
Preferred stock	-	-	4.1	4.1

Total equity securities	2,285.4	3.3	4.1	2,292.8

Debt securities:
U.S. Government obligations	-	1,256.5	-	1,256.5
Municipal bonds	-	2,448.3	-	2,448.3
Foreign government obligations	-	783.4	-	783.4
U.S. corporate bonds	-	2,555.8	534.6	3,090.4
Foreign corporate bonds	-	1,291.2	145.9	1,437.1
Mortgage and asset-backed securities:
RMBS (1)	-	1,915.9	-	1,915.9
CMBS	-	788.4	-	788.4
Other asset-backed securities (2)	-	1,449.9	959.7	2,409.6

Total debt securities	-	12,489.4	1,640.2	14,129.6

Short-term investments	-	1,054.8	-	1,054.8
Other invested assets (3)	-	-	0.5	0.5

Total investments (excluding equity method investments and loans)	$2,285.4	$13,547.5	$1,644.8	$17,477.7

Senior Notes and other debt	$-	$1,551.6	$330.6	$1,882.2

	Level 1	Level 2	Level 3	Total

		($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$-	$3,567.4
Preferred stock	-	-	5.4	5.4

Total equity securities	3,563.9	3.5	5.4	3,572.8

Debt securities:
U.S. Government obligations	-	1,022.4	-	1,022.4
Municipal bonds	-	2,214.7	-	2,214.7
Foreign government obligations	-	947.9	-	947.9
U.S. corporate bonds	-	1,959.6	425.7	2,385.3
Foreign corporate bonds	-	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:
RMBS (1)	-	1,387.9	-	1,387.9
CMBS	-	533.3	-	533.3
Other asset-backed securities (2)	-	712.3	1,266.9	1,979.2

Total debt securities	-	10,004.5	1,819.5	11,824.0

Short-term investments	-	893.8	-	893.8
Other invested assets (3)	-	-	0.7	0.7

Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3

Senior Notes and other debt	$-	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(2)	Includes $952.5 million and $1,266.9 million of collateralized loan obligations as of June 30, 2019 and December 31, 2018, respectively.

(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

Municipal Bonds.
The following table provides the fair value of our municipal bonds as of June 30, 2019, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
						($ in millions)
New York	$9.5	$-	$1.8	$-	$108.7	$73.0	$26.9	$7.6	$227.5	$9.3	$236.8
Texas	12.6	-	0.2	6.7	8.7	39.1	64.5	2.4	134.2	62.5	196.7
Massachusetts	19.5	5.6	8.3	-	25.5	24.1	17.4	0.3	100.7	75.0	175.7
California	11.2	41.1	-	2.3	1.3	21.1	54.5	-	131.5	38.3	169.8
Pennsylvania	2.3	1.4	9.5	-	-	34.5	4.2	17.9	69.8	38.2	108.0
Washington	-	-	1.7	-	7.0	11.1	28.4	2.3	50.5	45.7	96.2
Ohio	42.9	0.6	0.1	-	2.2	-	19.3	11.2	76.3	19.7	96.0
Colorado	22.5	10.3	-	12.9	-	6.7	12.0	-	64.4	19.5	83.9
Utah	5.7	-	-	-	25.2	18.9	21.2	-	71.0	6.6	77.6
Florida	-	0.3	3.8	-	11.4	35.1	6.7	11.0	68.3	6.4	74.7
All other states	129.2	92.0	36.9	59.7	81.2	72.4	130.4	129.8	731.6	190.9	922.5

Total	$255.4	$151.3	$62.3	$81.6	$271.2	$336.0	$385.5	$182.5	$1,725.8	$512.1	2,237.9

Total advanced refunded / escrowed maturity funds											210.4

Total municipal bonds											$2,448.3

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

Interest Rate Risk
The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of June 30, 2019 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2019 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
				($ in millions)
Assets:

Debt securities, fair value	$15,435.2	$15,238.8	$14,718.8	$14,129.6	$13,522.0	$12,924.3	$12,357.7

Estimated change in fair value	1,305.6	1,109.2	589.2	-	(607.6)	(1,205.3)	(1,771.9)

Liabilities:

Senior Notes and other debt, fair value	$2,336.0	$2,158.1	$2,008.5	$1,882.2	$1,774.5	$1,682.3	$1,603.0

Estimated change in fair value	453.8	275.9	126.3	-	(107.7)	(199.9)	(279.2)

Equity Risk
Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2019 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2019
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 2,292.8	20% Increase	$2,751.4	4.2%
	20% Decrease	1,834.2	(4.2%)

In July 2019, we purchased an equity derivative to hedge the market risk on a significant portion of our consolidated equity portfolio.
In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $392.6 million as of June 30, 2019.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of June 30, 2019, the largest foreign currency net asset exposures for these foreign operations were the Euro and the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2019 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2019
($ in millions)
Estimated Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders’ Equity
$ 229.3 (1)	20% Increase	$275.2	0.4%
	20% Decrease	183.4	(0.4%)

(1)	Denotes a net asset position as of June 30, 2019.

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
Changes in Internal Control Over Financial Reporting
No changes occurred during the quarter ended June 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities.
The following table presents our common stock repurchases for the quarter ended June 30, 2019:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1) (in millions)
April 1 to April 30	6,417	$620.07	6,417	$187.0
May 1 to May 31	6,644	675.49	6,644	182.5
June 1 to June 30	6,185	678.84	6,185	178.3

Total	19,246	658.09	19,246

(1)	In June 2018, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

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

101
Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION (Registrant)

Date: August 6, 2019	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Senior Vice President and chief financial officer (principal financial officer)