Form 10-Q
period 2019-09-30
ALLEGHANY CORP /DE
filed 2019-11-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number         1-9371

ALLEGHANY CORPORATION

                         (Exact Name of Registrant as Specified in its Charter)

Delaware	51-0283071
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

1411 Broadway, 34th Floor, NY, NY	10018
Address of Principal Executive Offices	Zip Code

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

14,393,281 Shares, par value $1.00 per share, as of October 27, 2019

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2019 – $1,399,141; 2018 – $2,904,496)	$2,092,267	$3,572,790
Debt securities (amortized cost: 2019 – $14,012,407; 2018 – $11,895,850)	14,488,289	11,823,968
Short-term investments	968,547	893,776
	17,549,103	16,290,534
Commercial mortgage loans	706,030	676,532
Other invested assets	610,234	555,972
Total investments	18,865,367	17,523,038
Cash	897,477	1,038,763
Accrued investment income	100,085	91,913
Premium balances receivable	928,740	842,642
Reinsurance recoverables	1,618,679	1,921,278
Ceded unearned premiums	258,617	221,232
Deferred acquisition costs	505,826	464,546
Property and equipment at cost, net of accumulated depreciation and amortization	206,346	195,243
Goodwill	484,556	455,142
Intangible assets, net of amortization	588,178	553,136
Current taxes receivable	30,243	116,637
Net deferred tax assets	-	164,890
Funds held under reinsurance agreements	740,291	744,057
Other assets	1,266,426	1,012,379
Total assets	$26,490,831	$25,344,896

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,634,021	$12,250,294
Unearned premiums	2,495,698	2,267,078
Senior Notes and other debt	1,695,303	1,669,039
Reinsurance payable	184,543	168,667
Net deferred tax liabilities	3,533	-
Other liabilities	1,468,222	1,127,346
Total liabilities	17,481,320	17,482,424
Redeemable noncontrolling interests	180,853	169,762
Common stock (shares authorized: 2019 and 2018 – 22,000,000; shares issued: 2019 and 2018 – 17,459,961)	17,460	17,460
Contributed capital	3,608,353	3,612,830
Accumulated other comprehensive income (loss)	223,266	(202,003)
Treasury stock, at cost (2019 – 3,054,453 shares; 2018 – 2,883,452 shares)	(1,423,901)	(1,312,939)
Retained earnings	6,403,480	5,577,362
Total stockholders’ equity attributable to Alleghany stockholders	8,828,658	7,692,710
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$26,490,831	$25,344,896

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2019	2018
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,389,981	$1,225,346
Net investment income	147,829	127,329
Change in the fair value of equity securities	(16,691)	370,175
Net realized capital gains	3,957	16,230
Other than temporary impairment losses	(3,597)	(3)
Noninsurance revenue	638,478	438,338
Total revenues	2,159,957	2,177,415

Costs and Expenses
Net loss and loss adjustment expenses	907,736	957,703
Commissions, brokerage and other underwriting expenses	449,519	407,679
Other operating expenses	617,326	415,378
Corporate administration	22,276	19,094
Amortization of intangible assets	8,095	5,500
Interest expense	25,703	22,189
Total costs and expenses	2,030,655	1,827,543

Earnings before income taxes	129,302	349,872
Income taxes	28,010	60,413
Net earnings	101,292	289,459
Net earnings attributable to noncontrolling interest	10,860	4,559
Net earnings attributable to Alleghany stockholders	$90,432	$284,900

Net earnings	$101,292	$289,459
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $22,918 and ($8,932) in 2019 and 2018, respectively	86,215	(33,601)
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($1,301) and ($3,408) for 2019 and 2018, respectively	(4,892)	(12,819)
Change in unrealized currency translation adjustment, net of deferred taxes of ($2,749) and ($407) for 2019 and 2018, respectively	(10,343)	(1,530)
Retirement plans	322	(551)
Comprehensive income	172,594	240,958
Comprehensive income attributable to noncontrolling interests	10,860	4,559
Comprehensive income attributable to Alleghany stockholders	$161,734	$236,399

Basic earnings per share attributable to Alleghany stockholders	$6.27	$19.07
Diluted earnings per share attributable to Alleghany stockholders	6.27	19.07

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$4,043,298	$3,670,161
Net investment income	413,623	377,728
Change in the fair value of equity securities	519,322	512,771
Net realized capital gains	20,753	67,197
Other than temporary impairment losses	(13,617)	(514)
Noninsurance revenue	1,756,507	1,032,690
Total revenues	6,739,886	5,660,033

Costs and Expenses
Net loss and loss adjustment expenses	2,497,037	2,366,491
Commissions, brokerage and other underwriting expenses	1,313,961	1,216,057
Other operating expenses	1,701,218	1,023,440
Corporate administration	67,612	40,998
Amortization of intangible assets	23,790	16,730
Interest expense	74,363	65,997
Total costs and expenses	5,677,981	4,729,713

Earnings before income taxes	1,061,905	930,320
Income taxes	207,878	171,275
Net earnings	854,027	759,045
Net earnings attributable to noncontrolling interest	27,909	7,454
Net earnings attributable to Alleghany stockholders	$826,118	$751,591

Net earnings	$854,027	$759,045
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $117,548 and ($56,690) in 2019 and 2018, respectively	442,205	(213,263)
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($2,723) and ($4,398) for 2019 and 2018, respectively	(10,246)	(16,546)
Change in unrealized currency translation adjustment, net of deferred taxes of ($2,141) and ($1,848) for 2019 and 2018, respectively	(8,054)	(6,953)
Retirement plans	1,363	(1,664)
Comprehensive income	1,279,295	520,619
Comprehensive income attributable to noncontrolling interests	27,909	7,454
Comprehensive income attributable to Alleghany stockholders	$1,251,386	$513,165

Basic earnings per share attributable to Alleghany stockholders	$57.18	$49.55
Diluted earnings per share attributable to Alleghany stockholders	57.14	49.53

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2018
(17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	-	-	-	-	440,227	440,227	7,675
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	937	-	-	937	-
Change in unrealized appreciation of investments, net	-	-	187,794	-	-	187,794	-
Change in unrealized currency translation adjustment, net	-	-	(885)	-	-	(885)	-
Comprehensive income	-	-	187,846	-	440,227	628,073	7,675
Treasury stock repurchase	-	-	-	(80,486)	-	(80,486)	-
Other, net	-	(4,176)	-	366	-	(3,810)	(1,716)
Balance as of March 31, 2019
(17,459,961 shares of common stock issued; 3,012,224 in treasury)	17,460	3,608,654	(14,157)	(1,393,059)	6,017,589	8,236,487	175,721
Add (deduct):
Net earnings	-	-	-	-	295,459	295,459	9,374
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	104	-	-	104	-
Change in unrealized appreciation of investments, net	-	-	162,842	-	-	162,842	-
Change in unrealized currency translation adjustment, net	-	-	3,175	-	-	3,175	-
Comprehensive income	-	-	166,121	-	295,459	461,580	9,374
Treasury stock repurchase	-	-	-	(12,666)	-	(12,666)	-
Other, net	-	(585)	-	1,098	-	513	(9,523)
Balance as of June 30, 2019
(17,459,961 shares of common stock issued; 3,029,099 in treasury)	17,460	3,608,069	151,964	(1,404,627)	6,313,048	8,685,914	175,572
Add (deduct):
Net earnings	-	-	-	-	90,432	90,432	10,860
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	322	-	-	322	-
Change in unrealized appreciation of investments, net	-	-	81,323	-	-	81,323	-
Change in unrealized currency translation adjustment, net	-	-	(10,343)	-	-	(10,343)	-
Comprehensive income	-	-	71,302	-	90,432	161,734	10,860
Treasury stock repurchase	-	-	-	(19,294)	-	(19,294)	-
Other, net	-	284	-	20	-	304	(5,579)
Balance as of September 30, 2019
(17,459,961 shares of common stock issued; 3,054,453 in treasury)	$17,460	$3,608,353	$223,266	$(1,423,901)	$6,403,480	$8,828,658	$180,853

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2018
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2017
(17,459,961 shares of common stock issued; 2,069,461 in treasury)	$17,460	$3,612,109	$618,118	$(824,906)	$5,091,282	$8,514,063	$106,530
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	-	-	(600,508)	-	600,508	-	-
Net earnings	-	-	-	-	171,575	171,575	(393)
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(1,322)	-	-	(1,322)	-
Change in unrealized appreciation of investments, net	-	-	(144,979)	-	-	(144,979)	-
Change in unrealized currency translation adjustment, net	-	-	5,100	-	-	5,100	-
Comprehensive income	-	-	(141,201)	-	171,575	30,374	(393)
Dividends paid	-	-	-	-	(153,967)	(153,967)	-
Treasury stock repurchase	-	-	-	(21,268)	-	(21,268)	-
Other, net	-	1,521	(29)	2,677	29	4,198	31,494
Balance as of March 31, 2018
(17,459,961 shares of common stock issued; 2,097,820 in treasury)	17,460	3,613,630	(123,620)	(843,497)	5,709,427	8,373,400	137,631
Add (deduct):
Net earnings	-	-	-	-	295,116	295,116	3,288
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	209	-	-	209	-
Change in unrealized appreciation of investments, net	-	-	(38,410)	-	-	(38,410)	-
Change in unrealized currency translation adjustment, net	-	-	(10,523)	-	-	(10,523)	-
Comprehensive income	-	-	(48,724)	-	295,116	246,392	3,288
Treasury stock repurchase	-	-	-	(214,835)	-	(214,835)	-
Other, net	-	(1,015)	37	447	(37)	(568)	(5,547)
Balance as of June 30, 2018
(17,459,961 shares of common stock issued; 2,465,282 in treasury)	17,460	3,612,615	(172,307)	(1,057,885)	6,004,506	8,404,389	135,372
Add (deduct):
Net earnings	-	-	-	-	284,900	284,900	4,559
Other comprehensive income (loss), net of tax:
Retirement plans	-	-	(551)	-	-	(551)	-
Change in unrealized appreciation of investments, net	-	-	(46,420)	-	-	(46,420)	-
Change in unrealized currency translation adjustment, net	-	-	(1,530)	-	-	(1,530)	-
Comprehensive income	-	-	(48,501)	-	284,900	236,399	4,559
Treasury stock repurchase	-	-	-	(45,950)	-	(45,950)	-
Other, net	-	247	-	-	-	247	(1,424)
Balance as of September 30, 2018
(17,459,961 shares of common stock issued; 2,541,581 in treasury)	$17,460	$3,612,862	$(220,808)	$(1,103,835)	$6,289,406	$8,595,085	$138,507

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
	($ in thousands)
Cash flows from operating activities
Net earnings	$854,027	$759,045
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	84,943	95,427
Change in the fair value of equity securities	(519,322)	(512,771)
Net realized capital (gains) losses	(20,753)	(67,197)
Other than temporary impairment losses	13,617	514
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	318,475	(18,104)
(Increase) decrease in premium balances receivable	(86,098)	(41,671)
(Increase) decrease in ceded unearned premiums	(37,385)	(38,207)
(Increase) decrease in deferred acquisition costs	(41,280)	(17,936)
(Increase) decrease in funds held under reinsurance agreements	3,766	(49,692)
Increase (decrease) in unearned premiums	228,620	118,494
Increase (decrease) in loss and loss adjustment expenses	(616,273)	(16,391)
Change in unrealized foreign currency exchange rate losses (gains)	41,427	63,452
Other, net	204,484	48,819
Net adjustments	(425,779)	(435,263)
Net cash provided by (used in) operating activities	428,248	323,782
Cash flows from investing activities
Purchases of debt securities	(5,648,309)	(3,206,369)
Purchases of equity securities	(265,647)	(678,311)
Sales of debt securities	2,649,257	2,279,104
Maturities and redemptions of debt securities	807,977	1,183,469
Sales of equity securities	2,261,863	532,864
Net (purchases) sales of short-term investments	(69,908)	(113,699)
Net (purchases) sales and maturities of commercial mortgage loans	(29,498)	(37,525)
(Purchases) sales of property and equipment	(35,481)	(38,866)
Purchases of affiliates and subsidiaries, net of cash acquired	(85,132)	(110,636)
Other, net	(33,604)	59,382
Net cash provided by (used in) investing activities	(448,482)	(130,587)
Cash flows from financing activities
Treasury stock acquisitions	(112,446)	(282,053)
Increase (decrease) in other debt	26,605	50,892
Cash dividends paid	-	(153,967)
Other, net	(36,991)	7,854
Net cash provided by (used in) financing activities	(122,832)	(377,274)
Effect of foreign exchange rate changes on cash	1,780	(7,388)
Net increase (decrease) in cash	(141,286)	(191,467)
Cash at beginning of period	1,038,763	838,375
Cash at end of period	$897,477	$646,908

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$69,029	$59,806
Income taxes paid (refund received)	66,325	33,332

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of middle market businesses that are owned and managed through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

•

Precision Cutting Technologies, Inc. (“PCT”), a holding company headquartered in Rockford, Illinois, with three operating businesses: (i) Bourn & Koch, Inc., a provider of precision automated machine tool solutions; (ii) Diamond Technology Innovations, Inc., a manufacturer of waterjet orifices and nozzles and a provider of related services; and (iii) Coastal Industrial Distributors, LLC, a provider of high-performance solid carbide end mills;

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets, the Consolidated Statements of Earnings and Comprehensive Income and the Consolidated Statements of Changes in Stockholders’ Equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders’ Equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to its future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the respective subsidiary’s earnings in specified periods preceding the redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first nine months of 2019, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 23 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent.  All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,582.0	$17,582.0	$16,291.3	$16,291.3

Liabilities
Senior Notes and other debt(2)	$1,695.3	$1,908.9	$1,669.0	$1,795.5

(1)

This table includes debt and equity securities, as well as partnership and non-marketable equity investments and derivatives accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is disclosed below.

(2)

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2019
Equity securities:
Common stock	$2,084.9	$3.3	$-	$2,088.2
Preferred stock	-	-	4.1	4.1
Total equity securities	2,084.9	3.3	4.1	2,092.3
Debt securities:
U.S. Government obligations	-	1,288.2	-	1,288.2
Municipal bonds	-	2,348.7	-	2,348.7
Foreign government obligations	-	756.9	-	756.9
U.S. corporate bonds	-	2,754.7	571.3	3,326.0
Foreign corporate bonds	-	1,298.0	156.1	1,454.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	-	1,934.0	1.7	1,935.7
Commercial mortgage-backed securities (“CMBS”)	-	821.5	-	821.5
Other asset-backed securities(2)	-	1,691.3	865.9	2,557.2
Total debt securities	-	12,893.3	1,595.0	14,488.3
Short-term investments	-	968.5	-	968.5
Other invested assets(3)	32.6	-	0.3	32.9
Total investments (excluding equity method investments and loans)	$2,117.5	$13,865.1	$1,599.4	$17,582.0

Senior Notes and other debt	$-	$1,597.6	$311.3	$1,908.9

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$-	$3,567.4
Preferred stock	-	-	5.4	5.4
Total equity securities	3,563.9	3.5	5.4	3,572.8
Debt securities:
U.S. Government obligations	-	1,022.4	-	1,022.4
Municipal bonds	-	2,214.7	-	2,214.7
Foreign government obligations	-	947.9	-	947.9
U.S. corporate bonds	-	1,959.6	425.7	2,385.3
Foreign corporate bonds	-	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,387.9	-	1,387.9
CMBS	-	533.3	-	533.3
Other asset-backed securities(2)	-	712.3	1,266.9	1,979.2
Total debt securities	-	10,004.5	1,819.5	11,824.0
Short-term investments	-	893.8	-	893.8
Other invested assets(3)	-	-	0.7	0.7
Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3

Senior Notes and other debt	$-	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $842.1 million and $1,266.9 million of collateralized loan obligations as of September 30, 2019 and December 31, 2018, respectively.
(3)

Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method. Also, as further described in Note 3(d), other invested assets as of September 30, 2019 includes the fair value of an exchange-traded equity derivative index put option (the “Put Option”), which is classified as Level 1.

In the three and nine months ended September 30, 2019, Alleghany transferred into Level 3 $5.8 million and $21.8 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2019, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. Of the $21.8 million of transfers, $14.7 million related to foreign corporate bonds, with the remainder related to other types of debt securities.

In the three and nine months ended September 30, 2019, Alleghany transferred out of Level 3 $1.5 million and $16.4 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2019, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $16.4 million of transfers, $12.1 million related to other asset-backed securities, with the remainder related to other types of debt securities.

There were no other material transfers between Levels 1, 2 or 3 in the nine months ended September 30, 2019.

As further described in Note 3(h), on March 15, 2018, most of AIHL’s limited partnership interests in certain subsidiaries of Ares Management LLC (“Ares”) were converted into Ares common units. As a result of the conversion, as of March 15, 2018, $208.2 million of Ares common units, classified as equity securities, was transferred into Level 1, and $58.7 million of Ares limited partnership interests, classified as other invested assets, was transferred into Level 3. On September 24, 2018, AIHL’s remaining $56.9 million of Ares limited partnership interests was converted into Ares common units and, as a result, was transferred out of Level 3 and into Level 1.

In addition to the $58.7 million of Ares-related other invested assets transferred into Level 3, in the nine months ended September 30, 2018, Alleghany transferred into Level 3 $5.6 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets, specifically, a decrease in non-binding broker quotes. Of the $5.6 million of transfers, $4.4 million related to preferred stock and $1.2 million related to U.S. corporate bonds. There were no other transfers into Level 3 in the third quarter of 2018.

Other than the $56.9 million of Ares-related other invested assets transferred out of Level 3, in the three and nine months ended September 30, 2018, Alleghany transferred out of Level 3 $0.2 million and $153.7 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2018, there was a decrease in the weight given to non-binding broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $153.7 million of transfers, $150.6 million related to RMBS, with the remainder related to other types of debt securities. $

There were no other material transfers between Levels 1, 2 or 3 in the nine months ended September 30, 2018.

The following tables present reconciliations of the changes in Level 3 assets during the nine months ended September 30, 2019 and 2018 measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$-	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(1.6)	(9.9)	(0.2)	-	(1.1)	(0.1)	(12.9)
Other comprehensive income (loss)	-	40.0	3.5	-	16.7	(0.4)	59.8
Purchases	0.3	123.2	27.3	1.7	68.3	0.1	220.9
Sales	-	-	(5.6)	-	(378.8)	-	(384.4)
Issuances	-	-	-	-	-	-	-
Settlements	-	(6.3)	(8.9)	-	(99.8)	-	(115.0)
Transfers into Level 3	-	1.3	14.7	-	5.8	-	21.8
Transfers out of Level 3	-	(2.7)	(1.6)	-	(12.1)	-	(16.4)
Balance as of September 30, 2019	$4.1	$571.3	$156.1	$1.7	$865.9	$0.3	$1,599.4

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2018	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2018	$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	-	-	(0.1)	(0.3)	-	1.5	1.2	2.3
Other comprehensive income (loss)	0.2	(7.4)	(2.5)	(5.3)	-	(10.3)	(4.0)	(29.3)
Purchases	2.0	153.7	38.9	-	-	705.3	-	899.9
Sales	(0.1)	-	-	-	-	(56.7)	(5.6)	(62.4)
Issuances	-	-	-	-	-	-	-	-
Settlements	-	(3.2)	(2.9)	(5.6)	-	(361.2)	-	(372.9)
Transfers into Level 3	4.4	1.2	-	-	-	-	58.7	64.3
Transfers out of Level 3	-	(1.3)	(0.2)	(150.6)	(1.6)	-	(56.9)	(210.6)
Balance as of September 30, 2018	$8.4	$403.0	$108.4	$-	$-	$1,379.9	$0.9	$1,900.6

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no other than temporary impairment (“OTTI”) losses recorded in net earnings related to Level 3 assets still held as of September 30, 2019 and 2018.

Net unrealized losses related to Level 3 assets as of September 30, 2019 and December 31, 2018 were not material.

The increase in senior notes and other debt included in Level 3 for the first nine months of 2019 primarily reflects increased borrowings at IPS, PCT and Kentucky Trailer to fund acquisitions and support working capital needs.

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2018 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of September 30, 2019
Debt securities:
U.S. Government obligations	$1,262.8	$26.9	$(1.5)	$1,288.2
Municipal bonds	2,218.3	130.4	-	2,348.7
Foreign government obligations	728.2	29.1	(0.4)	756.9
U.S. corporate bonds	3,174.3	155.2	(3.5)	3,326.0
Foreign corporate bonds	1,417.2	41.7	(4.8)	1,454.1
Mortgage and asset-backed securities:
RMBS	1,881.5	55.4	(1.2)	1,935.7
CMBS	786.5	35.1	(0.1)	821.5
Other asset-backed securities(1)	2,543.5	32.0	(18.3)	2,557.2
Total debt securities	14,012.3	505.8	(29.8)	14,488.3
Short-term investments	968.5	-	-	968.5
Total investments	$14,980.8	$505.8	$(29.8)	$15,456.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$1,042.4	$2.4	$(22.4)	$1,022.4
Municipal bonds	2,177.5	44.4	(7.2)	2,214.7
Foreign government obligations	939.0	12.3	(3.4)	947.9
U.S. corporate bonds	2,431.4	13.2	(59.3)	2,385.3
Foreign corporate bonds	1,363.0	9.1	(18.8)	1,353.3
Mortgage and asset-backed securities:
RMBS	1,392.4	10.3	(14.8)	1,387.9
CMBS	536.9	2.8	(6.4)	533.3
Other asset-backed securities(1)	2,013.3	4.4	(38.5)	1,979.2
Total debt securities	11,895.9	98.9	(170.8)	11,824.0
Short-term investments	893.8	-	-	893.8
Total investments	$12,789.7	$98.9	$(170.8)	$12,717.8

(1)	Includes $842.1 million and $1,266.9 million of collateralized loan obligations as of September 30, 2019 and December 31, 2018, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of September 30, 2019
Short-term investments due in one year or less	$968.5	$968.5

Mortgage and asset-backed securities(1)	5,211.5	5,314.4
Debt securities with maturity dates:
One year or less	513.8	516.0
Over one through five years	3,565.8	3,638.9
Over five through ten years	2,669.2	2,802.2
Over ten years	2,052.0	2,216.8
Total debt securities	$14,012.3	$14,488.3

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Interest income	$130.1	$106.4	$376.6	$313.2
Dividend income	9.7	16.2	28.9	54.9
Investment expenses	(7.4)	(6.8)	(22.1)	(25.4)
Pillar Investments(1)	7.2	(0.8)	11.6	1.2
Limited partnership interests in certain subsidiaries of Ares(1)	-	7.0	-	20.2
Other investment results	8.2	5.3	18.6	13.6
Total	$147.8	$127.3	$413.6	$377.7

(1)	See Note 3(h) of this Form 10-Q for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of September 30, 2019, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The following table presents changes in the fair value of equity securities for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Change in the fair value of equity securities sold during the period	$(16.2)	$7.3	$57.7	$23.3
Change in the fair value of equity securities held at the end of the period	(0.5)	362.9	461.6	489.5
Change in the fair value of equity securities	$(16.7)	$370.2	$519.3	$512.8

On July 18, 2019, AIHL purchased the Put Option for $38.4 million to hedge the downside equity market risk on approximately $1.0 billion of Alleghany’s consolidated equity portfolio. The Put Option expires on December 31, 2019 and does not qualify for hedge accounting. The fair value of the Put Option was $32.6 million as of September 30, 2019, and was recorded as a component of other invested assets. For the three and nine months ended September 30, 2019, the decrease of $5.8 million in the fair value of the Put Option was recorded as a reduction to net realized capital gains.

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $1.1 billion and $0.9 billion for the three months ended September 30, 2019 and 2018, respectively, and $4.9 billion and $2.8 billion for the nine months ended September 30, 2019 and 2018, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2019 primarily reflect the sale of debt securities, as well as $5.8 million of losses related to the decrease in the fair value of the Put Option.

Realized capital gains and losses for the nine months ended September 30, 2018 primarily reflect a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information on this conversion. Realized capital gains and losses for the three and nine months ended September 30, 2018 also reflect the sale of debt securities.

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Gross realized capital gains	$12.6	$16.9	$38.3	$83.3
Gross realized capital losses	(8.7)	(0.7)	(17.5)	(16.1)
Net realized capital gains	$3.9	$16.2	$20.8	$67.2

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

OTTI losses in the first nine months of 2019 reflect $13.6 million of unrealized losses on debt securities, primarily related to the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on these debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuers. Of the $13.6 million of OTTI losses, $3.6 million was incurred in the third quarter of 2019.

OTTI losses in the first nine months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings. Of the $0.5 million of OTTI losses, a de minimis amount was incurred in the third quarter of 2018.

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of September 30, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of September 30, 2019
Debt securities:
U.S. Government obligations	$57.2	$0.5	$157.2	$1.0	$214.4	$1.5
Municipal bonds	4.8	-	5.3	-	10.1	-
Foreign government obligations	22.0	0.1	39.2	0.3	61.2	0.4
U.S. corporate bonds	156.1	2.1	52.5	1.4	208.6	3.5
Foreign corporate bonds	101.8	4.1	80.6	0.7	182.4	4.8
Mortgage and asset-backed securities:
RMBS	57.8	0.3	96.6	0.9	154.4	1.2
CMBS	67.8	0.1	1.3	-	69.1	0.1
Other asset-backed securities	377.9	3.4	588.0	14.9	965.9	18.3
Total temporarily impaired securities	$845.4	$10.6	$1,020.7	$19.2	$1,866.1	$29.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$78.5	$0.9	$690.5	$21.5	$769.0	$22.4
Municipal bonds	312.4	2.5	202.5	4.7	514.9	7.2
Foreign government obligations	60.7	0.1	186.7	3.3	247.4	3.4
U.S. corporate bonds	1,187.9	39.4	379.7	19.9	1,567.6	59.3
Foreign corporate bonds	501.5	9.7	349.1	9.1	850.6	18.8
Mortgage and asset-backed securities:
RMBS	397.7	6.4	225.9	8.4	623.6	14.8
CMBS	199.1	1.3	109.5	5.1	308.6	6.4
Other asset-backed securities	1,442.8	36.7	121.6	1.8	1,564.4	38.5
Total temporarily impaired securities	$4,180.6	$97.0	$2,265.5	$73.8	$6,446.1	$170.8

As of September 30, 2019, Alleghany held a total of 580 debt securities that were in an unrealized loss position, of which 295 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. corporate bonds, U.S. Government obligations and RMBS.

As of September 30, 2019, the vast majority of Alleghany’s debt securities were rated investment grade, with 3.5 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 4.4 percent as of December 31, 2018.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $203.6 million, which is net of returns of capital received from the Pillar Investments.

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

(i) Investments in Commercial Mortgage Loans

As of September 30, 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $706.0 million, representing the unpaid principal balance on the loans. As of September 30, 2019, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2019. Both programs were renewed on May 1, 2019 with substantially similar terms as the expired programs.

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	($ in millions)
Reserves as of January 1	$12,250.3	$11,871.3
Less: reinsurance recoverables(1)	1,857.4	1,650.1
Net reserves as of January 1	10,392.9	10,221.2

Other adjustments	(3.2)	1.2

Incurred loss and LAE, net of reinsurance, related to:
Current year	2,649.9	2,579.3
Prior years	(152.9)	(212.8)
Total incurred loss and LAE, net of reinsurance	2,497.0	2,366.5

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	484.4	444.9
Prior years	2,238.9	1,928.9
Total paid loss and LAE, net of reinsurance	2,723.3	2,373.8

Foreign currency exchange rate effect	(39.1)	(77.0)

Net reserves as of September 30	10,124.3	10,138.1
Reinsurance recoverables as of September 30(1)	1,509.7	1,716.8
Reserves as of September 30	$11,634.0	$11,854.9

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of September 30, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in 2017 and 2018 and favorable prior accident year loss reserve development, partially offset by the impact of growing net premiums earned and catastrophe losses incurred in the first nine months of 2019.  Such 2019 catastrophe losses, net of reinsurance, include $47.8 million related to Typhoon Faxai and $19.2 million related to Hurricane Dorian, both of which occurred in the third quarter of 2019.

On October 12, 2019, Typhoon Hagibis made landfall in Japan, causing widespread property damage and flooding and affected regions including those impacted by Typhoon Faxai. Alleghany is in the process of analyzing claims data and other information to estimate its ultimate losses and reinsurance recoverables from this event. However, given the recent occurrence of Typhoon Hagibis, Alleghany cannot determine a reliable net loss estimate at this time. The impact of this event will be reflected in Alleghany’s fourth quarter 2019 results.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(12.5)	(1)	$9.6	(2)	$(14.0)	(3)	$(15.6)	(4)
Non-catastrophe	(10.8)	(5)	(12.4)	(6)	(36.2)	(5)	(42.2)	(6)
Total	(23.3)		(2.8)		(50.2)		(57.8)
Casualty & other:
Malpractice Treaties(7)	-		-		(1.4)		(3.4)
Other	(36.3)	(8)	(38.7)	(9)	(89.2)	(8)	(102.5)	(10)
Total	(36.3)		(38.7)		(90.6)		(105.9)
Total Reinsurance Segment	(59.6)		(41.5)		(140.8)		(163.7)

Insurance Segment
RSUI:
Casualty	(0.2)	(11)	(4.3)	(12)	(17.9)	(11)	(16.8)	(12)
Property and other	(1.0)		(27.7)	(13)	0.5	(14)	(27.7)	(13)
Total	(1.2)		(32.0)		(17.4)		(44.5)
CapSpecialty	1.9	(15)	(1.5)	(16)	5.3	(17)	(4.6)	(16)
Total incurred related to prior years	$(58.9)		$(75.0)		$(152.9)		$(212.8)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.
(2)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Maria and Irma in the 2017 accident year.
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

(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.
(6)	Primarily reflects favorable prior accident year loss reserve development in the 2017 accident year.
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

(8)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and prior accident years, partially offset by unfavorable prior accident year development in the 2016 through 2018 accident years, largely from shorter-tailed lines of business.

(9)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2007 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 through 2016 accident years.

(10)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and in the longer-tailed casualty lines of business in the 2010 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 accident year.

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

(14)

Primarily reflects unfavorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in recent accident years, partially offset by favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year and by Hurricanes Harvey and Maria in the 2017 accident year.

(15)	Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.
(16)	Primarily reflects favorable prior loss reserve development related to the surety lines of business in the 2016 and 2017 accident years.
(17)

Primarily reflects unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years and, to a lesser extent, unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2019 was 19.6 percent, compared with 18.4 percent for the first nine months of 2018. The increase in the effective tax rate in the first nine months of 2019 from the first nine months of 2018 primarily reflects lower tax-exempt interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.

Alleghany believes that, as of September 30, 2019, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2019.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2015 Repurchase Program”). In June 2018, the Alleghany Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million (the “2018 Repurchase Program”). In September 2019, the Alleghany Board of Directors authorized, upon the completion of the 2018 Repurchase Program, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. In the fourth quarter of 2018, Alleghany completed the 2015 Repurchase Program and subsequent repurchases have been made pursuant to the 2018 Repurchase Program. As of September 30, 2019, Alleghany had $659.1 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares repurchased	25,398	76,299	174,211	479,922
Cost of shares repurchased (in millions)	$19.3	$46.0	$112.4	$282.1
Average price per share repurchased	$759.70	$602.24	$645.46	$587.70

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the nine months ended September 30, 2019 and 2018 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	442.2	(8.1)	1.4	435.5
Reclassifications from accumulated other comprehensive income	(10.2)	-	-	(10.2)
Total	432.0	(8.1)	1.4	425.3
Balance as of September 30, 2019	$370.4	$(132.8)	$(14.3)	$223.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$(15.5)	$618.1
Cumulative effect of adoption of new accounting pronouncements(1):
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	-	-	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1
Total	(579.0)	(18.2)	(3.3)	(600.5)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(213.3)	(6.9)	(1.7)	(221.9)
Reclassifications from accumulated other comprehensive income	(16.5)	-	-	(16.5)
Total	(229.8)	(6.9)	(1.7)	(238.4)
Balance as of September 30, 2018	$(90.6)	$(109.7)	$(20.5)	$(220.8)

(1)	See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new investment accounting guidance and new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during the three and nine months ended September 30, 2019 and 2018:

Accumulated Other		Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2019	2018	2019	2018
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(9.8)	$(16.2)	$(26.6)	$(21.5)
	Other than temporary impairment losses	3.6	-	13.6	0.5
	Income taxes	1.3	3.4	2.8	4.5
Total reclassifications:	Net earnings	$(4.9)	$(12.8)	$(10.2)	$(16.5)

(1)

For the three and nine months ended September 30, 2019, excludes a $5.8 million pre-tax loss related to the decrease in the fair value of the Put Option. See Note 3(d) for additional information. For the nine months ended September 30, 2018, excludes a $45.7 million pre-tax gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units. See Note 3(h) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2018, the Alleghany Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$90.4	$284.9	$826.1	$751.6
Effect of dilutive securities	-	-	-	-
Income available to common stockholders for diluted earnings per share	$90.4	$284.9	$826.1	$751.6

Weighted average common shares outstanding applicable to basic earnings per share	14,422,581	14,937,135	14,447,794	15,168,831
Effect of dilutive securities	-	-	10,956	4,849
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,422,581	14,937,135	14,458,750	15,173,680

Contingently issuable shares(1)			50,556	61,285

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancelable lease agreements that expire at various dates through 2038. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases.

Lease expense was $10.4 million and $32.2 million in the three and nine months ended September 30, 2019, respectively. The following table presents Alleghany’s consolidated lease liabilities and right-of-use lease assets related to operating leases as of September 30, 2019:

As of September 30, 2019
Maturity of lease payments, by year	($ in millions)
1 year or less	$38.4
More than 1 year to 2 years	35.4
More than 2 years to 3 years	30.0
More than 3 years to 4 years	26.8
More than 4 years to 5 years	24.9
More than 5 years	149.4
Total lease payments(1)	304.9
Less: interest(2)	(64.6)
Lease liabilities(3)	$240.3
Right-of-use lease assets(4)	$212.1
Prepaid lease assets, net of lease allowances and incentives	28.2
$240.3

(1)	As of September 30, 2019, the weighted average lease term was approximately 12 years.
(2)	As of September 30, 2019, the weighted average discount rate was approximately 5 percent.
(3)	Represents the present value of lease liabilities and is reported as a component of other liabilities on Alleghany’s Consolidated Balance Sheet.
(4)	Reported as a component of other assets on Alleghany’s Consolidated Balance Sheet.

(c) Energy Holdings

As of September 30, 2019, Alleghany had holdings in energy sector businesses of $432.5 million, comprised of $340.9 million of debt securities, $3.8 million of equity securities and $87.8 million of Alleghany’s equity attributable to SORC.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property and casualty & other. TransRe provides property and casualty reinsurance to insurers and other reinsurers through brokers and on a direct basis to ceding companies. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. A significant portion of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where the ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

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

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP (“Hirschfeld”), a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects, for $109.1 million, consisting of $94.4 million in cash and $14.7 million of incremental debt. The $94.4 million paid by W&W|AFCO Steel was funded by capital contributions from Alleghany and noncontrolling interests of $75.5 million and $18.9 million, respectively. In connection with the acquisition, Alleghany recorded $3.0 million of goodwill and $9.4 million of finite-lived intangible assets related primarily to customer relationships.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and nine months ended September 30, 2019 and 2018:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$455.9	$787.4	$1,243.3	$319.7	$95.6	$415.3	$1,658.6	$-	$1,658.6	$(7.5)	$1,651.1
Net premiums written	339.0	772.7	1,111.7	213.4	88.8	302.2	1,413.9	-	1,413.9	-	1,413.9
Net premiums earned	327.0	770.6	1,097.6	208.9	83.5	292.4	1,390.0	-	1,390.0	-	1,390.0
Net loss and LAE	225.1	505.6	730.7	125.9	51.1	177.0	907.7	-	907.7	-	907.7
Commissions, brokerage and other underwriting expenses	108.3	252.6	360.9	55.7	32.9	88.6	449.5	-	449.5	-	449.5
Underwriting (loss) profit(4)	$(6.4)	$12.4	$6.0	$27.3	$(0.5)	$26.8	32.8	-	32.8	-	32.8
Net investment income							145.1	1.2	146.3	1.5	147.8
Change in the fair value of equity securities							(16.7)	-	(16.7)	-	(16.7)
Net realized capital gains							4.1	(0.2)	3.9	-	3.9
Other than temporary impairment losses							(3.6)	-	(3.6)	-	(3.6)
Noninsurance revenue							7.5	628.0	635.5	3.0	638.5
Other operating expenses							32.5	578.2	610.7	6.6	617.3
Corporate administration							1.5	-	1.5	20.8	22.3
Amortization of intangible assets							0.4	7.7	8.1	-	8.1
Interest expense							6.8	5.2	12.0	13.7	25.7
Earnings (losses) before income taxes							$128.0	$37.9	$165.9	$(36.6)	$129.3

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2018	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$451.4	$685.9	$1,137.3	$260.8	$83.9	$344.7	$1,482.0	$-	$1,482.0	$(6.7)	$1,475.3
Net premiums written	331.1	654.1	985.2	176.0	77.9	253.9	1,239.1	-	1,239.1	-	1,239.1
Net premiums earned	326.5	635.0	961.5	190.6	73.3	263.9	1,225.4	-	1,225.4	-	1,225.4
Net loss and LAE	387.6	421.4	809.0	107.0	41.7	148.7	957.7	-	957.7	-	957.7
Commissions, brokerage and other underwriting expenses	113.3	211.6	324.9	52.8	30.0	82.8	407.7	-	407.7	-	407.7
Underwriting (loss) profit(4)	$(174.4)	$2.0	$(172.4)	$30.8	$1.6	$32.4	(140.0)	-	(140.0)	-	(140.0)
Net investment income							122.5	0.8	123.3	4.0	127.3
Change in the fair value of equity securities							373.9	-	373.9	(3.7)	370.2
Net realized capital gains							16.2	-	16.2	-	16.2
Other than temporary impairment losses							-	-	-	-	-
Noninsurance revenue							6.2	407.5	413.7	24.6	438.3
Other operating expenses							23.6	382.5	406.1	9.2	415.3
Corporate administration							1.3	-	1.3	17.8	19.1
Amortization of intangible assets							(0.3)	5.8	5.5	-	5.5
Interest expense							6.7	2.6	9.3	12.9	22.2
Earnings (losses) before income taxes							$347.5	$17.4	$364.9	$(15.0)	$349.9

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$1,252.6	$2,433.0	$3,685.6	$991.1	$272.3	$1,263.4	$4,949.0	$-	$4,949.0	$(20.5)	$4,928.5
Net premiums written	961.1	2,371.0	3,332.1	661.7	252.2	913.9	4,246.0	-	4,246.0	-	4,246.0
Net premiums earned	939.1	2,262.6	3,201.7	603.7	237.9	841.6	4,043.3	-	4,043.3	-	4,043.3
Net loss and LAE	523.8	1,505.1	2,028.9	325.8	142.3	468.1	2,497.0	-	2,497.0	-	2,497.0
Commissions, brokerage and other underwriting expenses	315.8	735.0	1,050.8	167.2	96.0	263.2	1,314.0	-	1,314.0	-	1,314.0
Underwriting profit (loss)(4)	$99.5	$22.5	$122.0	$110.7	$(0.4)	$110.3	232.3	-	232.3	-	232.3
Net investment income							401.5	3.4	404.9	8.7	413.6
Change in the fair value of equity securities							515.7	-	515.7	3.6	519.3
Net realized capital gains							20.4	0.3	20.7	0.1	20.8
Other than temporary impairment losses							(13.6)	-	(13.6)	-	(13.6)
Noninsurance revenue							19.5	1,726.8	1,746.3	10.2	1,756.5
Other operating expenses							88.3	1,592.0	1,680.3	20.9	1,701.2
Corporate administration							4.4	-	4.4	63.2	67.6
Amortization of intangible assets							1.0	22.8	23.8	-	23.8
Interest expense							20.3	14.2	34.5	39.9	74.4
Earnings (losses) before income taxes							$1,061.8	$101.5	$1,163.3	$(101.4)	$1,061.9

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2018	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$1,193.7	$2,130.9	$3,324.6	$854.2	$247.1	$1,101.3	$4,425.9	$-	$4,425.9	$(19.2)	$4,406.7
Net premiums written	912.1	2,046.8	2,958.9	579.8	229.6	809.4	3,768.3	-	3,768.3	-	3,768.3
Net premiums earned	893.7	2,009.3	2,903.0	556.2	211.0	767.2	3,670.2	-	3,670.2	-	3,670.2
Net loss and LAE	637.7	1,304.3	1,942.0	309.6	114.9	424.5	2,366.5	-	2,366.5	-	2,366.5
Commissions, brokerage and other underwriting expenses	301.2	663.6	964.8	160.0	91.2	251.2	1,216.0	-	1,216.0	-	1,216.0
Underwriting (loss) profit(4)	$(45.2)	$41.4	$(3.8)	$86.6	$4.9	$91.5	87.7	-	87.7	-	87.7
Net investment income							362.0	3.7	365.7	12.0	377.7
Change in the fair value of equity securities							506.7	-	506.7	6.1	512.8
Net realized capital gains							66.8	0.6	67.4	(0.2)	67.2
Other than temporary impairment losses							(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue							16.7	979.2	995.9	36.8	1,032.7
Other operating expenses							60.6	937.0	997.6	25.9	1,023.5
Corporate administration							1.8	-	1.8	39.2	41.0
Amortization of intangible assets							(0.2)	17.0	16.8	-	16.8
Interest expense							20.5	6.1	26.6	39.4	66.0
Earnings (losses) before income taxes							$956.7	$23.4	$980.1	$(49.8)	$930.3

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of September 30, 2019:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$16,914.1	$13,540.7	$5,347.8
Insurance segment	7,166.5	5,615.8	3,141.8
Subtotal	24,080.6	19,156.5	8,489.6
Alleghany Capital	1,914.5	148.4	901.5
Total segments	25,995.1	19,304.9	9,391.1
Corporate activities	495.7	457.8	(562.4)
Consolidated	$26,490.8	$19,762.7	$8,828.7

The debt associated with Alleghany Capital’s operating subsidiaries totaled $311.3 million and $284.5 million as of September 30, 2019 and December 31, 2018, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of September 30, 2019, the $311.3 million includes:

•	$80.4 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld);
•

$74.6 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$48.9 million of borrowings by Jazwares under its available credit facility;
•	$41.9 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; $
•

$32.9 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019; and

•	$32.6 million of term loans at Concord primarily related to borrowings to finance Alleghany Capital’s acquisition of Concord.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital.

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Industrial(1)	$286.8	$224.2	$865.2	$591.6
Non-Industrial(2)	341.2	183.7	861.2	387.9
Corporate & other	-	(0.4)	0.4	(0.3)
Alleghany Capital	$628.0	$407.5	$1,726.8	$979.2

(1)

For the three and nine months ended September 30, 2019 and 2018, the vast majority of noninsurance revenue was recognized as goods and services transferred to customers over time. See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(2)

For the three and nine months ended September 30, 2019, approximately 71 percent 71 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and nine months ended September 30, 2018, approximately 60 percent and 65 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(c) of this Form 10-Q for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2018, or the “2018 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2018 Form 10-K, respectively.

References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;
•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;
•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;
•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;
•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;
•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;
•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;
•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;
•	“PCT” are to our wholly-owned subsidiary Precision Cutting Technologies, Inc. and its subsidiaries;
•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;
•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;
•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;
•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries;
•	“Concord” are to our majority-owned subsidiary CHECO Holdings, LLC and its subsidiaries; and
•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

•

Net earnings attributable to Alleghany stockholders were $90.4 million in the third quarter of 2019, compared with $284.9 million in the third quarter of 2018, and $826.1 million in the first nine months of 2019, compared with $751.6 million in the first nine months of 2018.

•	Net investment income increased by 16.1 percent and 9.5 percent in the third quarter and first nine months of 2019, respectively, from the corresponding 2018 periods.
•	Net premiums written increased by 14.1 percent and 12.7 percent in the third quarter and first nine months of 2019, respectively, from the corresponding 2018 periods.
•

Underwriting profit was $32.8 million in the third quarter of 2019, compared with an underwriting loss of $140.0 million in the third quarter of 2018, and underwriting profit was $232.3 million in the first nine months of 2019, compared with $87.7 million in the first nine months of 2018.

•

The combined ratio for our reinsurance and insurance segments was 97.6 percent in the third quarter of 2019, compared with 111.5 percent in the third quarter of 2018, and 94.3 percent in the first nine months of 2019, compared with 97.6 percent in the first nine months of 2018.

•

Catastrophe losses, net of reinsurance, were $95.9 million in the third quarter of 2019, compared with $237.8 million in the third quarter of 2018, and $115.5 million in the first nine months of 2019, compared with $256.2 million in the first nine months of 2018.

•

Net favorable prior accident year loss reserve development was $58.9 million in the third quarter of 2019, compared with $75.0 million in the third quarter of 2018, and $152.9 million in the first nine months of 2019, compared with $212.8 million in the first nine months of 2018.

•

Noninsurance revenue for Alleghany Capital was $628.0 million in the third quarter of 2019, compared with $407.5 million in the third quarter of 2018, and $1,726.8 million in the first nine months of 2019, compared with $979.2 million in the first nine months of 2018.

•

Earnings before income taxes for Alleghany Capital were $37.9 million in the third quarter of 2019, compared with $17.4 million in the third quarter of 2018, and $101.5 million in the first nine months of 2019, compared with $23.4 million in the first nine months of 2018. Operating earnings before income taxes were $45.8 million in the third quarter of 2019, compared with $23.2 million in the third quarter of 2018, and $124.0 million in the first nine months of 2019, compared with $39.8 million in the first nine months of 2018.

As of September 30, 2019, we had total assets of $26.5 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.8 billion. As of September 30, 2019, we had consolidated total investments of approximately $18.9 billion, consisting of $14.5 billion invested in debt securities, $2.1 billion invested in equity securities, $1.0 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

We incurred catastrophe losses in the third quarter of 2019, primarily from Typhoon Faxai, which caused widespread property damage and flooding in September 2019, primarily in Japan, and Hurricane Dorian, which caused widespread property damage and flooding in August and September 2019, primarily in the Bahamas, North Carolina and South Carolina. We incurred catastrophe losses in the third quarter of 2018, primarily from Hurricane Florence, which caused widespread property damage and flooding in September 2018, primarily in North Carolina, and Typhoons Jebi and Trami, each of which caused widespread property damage and flooding in September 2018, primarily in Japan. Our loss estimates for all of these catastrophes were based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses resulting from wind and other perils, including storm surge and flooding to the extent covered by applicable policies, and other factors requiring considerable judgment.

On October 12, 2019, Typhoon Hagibis made landfall in Japan, causing widespread property damage and flooding and affected regions including those impacted by Typhoon Faxai. We are in the process of analyzing claims data and other information to estimate our ultimate losses and reinsurance recoverables from this event. However, given the recent occurrence of Typhoon Hagibis, we cannot determine a reliable net loss estimate at this time. The impact of this event will be reflected in our fourth quarter 2019 results.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Revenues
Net premiums earned	$1,390.0	$1,225.4	$4,043.3	$3,670.2
Net investment income	147.8	127.3	413.6	377.7
Change in the fair value of equity securities	(16.7)	370.2	519.3	512.8
Net realized capital gains	3.9	16.2	20.8	67.2
Other than temporary impairment losses	(3.6)	-	(13.6)	(0.5)
Noninsurance revenue	638.5	438.3	1,756.5	1,032.7
Total revenues	2,159.9	2,177.4	6,739.9	5,660.1

Costs and Expenses
Net loss and loss adjustment expenses	907.7	957.7	2,497.0	2,366.5
Commissions, brokerage and other underwriting expenses	449.5	407.7	1,314.0	1,216.0
Other operating expenses	617.3	415.3	1,701.2	1,023.5
Corporate administration	22.3	19.1	67.6	41.0
Amortization of intangible assets	8.1	5.5	23.8	16.8
Interest expense	25.7	22.2	74.4	66.0
Total costs and expenses	2,030.6	1,827.5	5,678.0	4,729.8

Earnings before income taxes	129.3	349.9	1,061.9	930.3
Income taxes	28.0	60.4	207.9	171.2
Net earnings	101.3	289.5	854.0	759.1
Net earnings attributable to noncontrolling interests	10.9	4.6	27.9	7.5
Net earnings attributable to Alleghany stockholders	$90.4	$284.9	$826.1	$751.6

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

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and nine months ended September 30, 2019 and 2018:

	Segments
Three Months Ended September 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,243.3	$415.3	$1,658.6	$-	$1,658.6	$(7.5)	$1,651.1
Net premiums written	1,111.7	302.2	1,413.9	-	1,413.9	-	1,413.9

Net premiums earned	1,097.6	292.4	1,390.0	-	1,390.0	-	1,390.0
Net loss and LAE:
Current year (excluding catastrophe losses)	714.0	156.7	870.7	-	870.7	-	870.7
Current year catastrophe losses	76.3	19.6	95.9	-	95.9	-	95.9
Prior years	(59.6)	0.7	(58.9)	-	(58.9)	-	(58.9)
Total net loss and LAE	730.7	177.0	907.7	-	907.7	-	907.7
Commissions, brokerage and other underwriting expenses	360.9	88.6	449.5	-	449.5	-	449.5
Underwriting profit(3)	$6.0	$26.8	32.8	-	32.8	-	32.8
Net investment income			145.1	1.2	146.3	1.5	147.8
Change in the fair value of equity securities			(16.7)	-	(16.7)	-	(16.7)
Net realized capital gains			4.1	(0.2)	3.9	-	3.9
Other than temporary impairment losses			(3.6)	-	(3.6)	-	(3.6)
Noninsurance revenue			7.5	628.0	635.5	3.0	638.5
Other operating expenses			32.5	578.2	610.7	6.6	617.3
Corporate administration			1.5	-	1.5	20.8	22.3
Amortization of intangible assets			0.4	7.7	8.1	-	8.1
Interest expense			6.8	5.2	12.0	13.7	25.7
Earnings (losses) before income taxes			$128.0	$37.9	$165.9	$(36.6)	$129.3

Loss ratio(4):
Current year (excluding catastrophe losses)	65.0%	53.7%	62.6%
Current year catastrophe losses	7.0%	6.7%	6.9%
Prior years	(5.4%)	0.2%	(4.2%)
Total net loss and LAE	66.6%	60.6%	65.3%
Expense ratio(5)	32.9%	30.3%	32.3%
Combined ratio(6)	99.5%	90.9%	97.6%

	Segments
Three Months Ended September 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$1,137.3	$344.7	$1,482.0	$-	$1,482.0	$(6.7)	$1,475.3
Net premiums written	985.2	253.9	1,239.1	-	1,239.1	-	1,239.1

Net premiums earned	961.5	263.9	1,225.4	-	1,225.4	-	1,225.4
Net loss and LAE:
Current year (excluding catastrophe losses)	654.7	140.2	794.9	-	794.9	-	794.9
Current year catastrophe losses	195.8	42.0	237.8	-	237.8	-	237.8
Prior years	(41.5)	(33.5)	(75.0)	-	(75.0)	-	(75.0)
Total net loss and LAE	809.0	148.7	957.7	-	957.7	-	957.7
Commissions, brokerage and other underwriting expenses	324.9	82.8	407.7	-	407.7	-	407.7
Underwriting (loss) profit(3)	$(172.4)	$32.4	(140.0)	-	(140.0)	-	(140.0)
Net investment income			122.5	0.8	123.3	4.0	127.3
Change in the fair value of equity securities			373.9	-	373.9	(3.7)	370.2
Net realized capital gains			16.2	-	16.2	-	16.2
Other than temporary impairment losses			-	-	-	-	-
Noninsurance revenue			6.2	407.5	413.7	24.6	438.3
Other operating expenses			23.6	382.5	406.1	9.2	415.3
Corporate administration			1.3	-	1.3	17.8	19.1
Amortization of intangible assets			(0.3)	5.8	5.5	-	5.5
Interest expense			6.7	2.6	9.3	12.9	22.2
Earnings (losses) before income taxes			$347.5	$17.4	$364.9	$(15.0)	$349.9

Loss ratio(4):
Current year (excluding catastrophe losses)	68.1%	53.1%	64.9%
Current year catastrophe losses	20.4%	15.9%	19.4%
Prior years	(4.4%)	(12.7%)	(6.1%)
Total net loss and LAE	84.1%	56.3%	78.2%
Expense ratio(5)	33.8%	31.4%	33.3%
Combined ratio(6)	117.9%	87.7%	111.5%

	Segments
Nine Months Ended September 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$3,685.6	$1,263.4	$4,949.0	$-	$4,949.0	$(20.5)	$4,928.5
Net premiums written	3,332.1	913.9	4,246.0	-	4,246.0	-	4,246.0

Net premiums earned	3,201.7	841.6	4,043.3	-	4,043.3	-	4,043.3
Net loss and LAE:
Current year (excluding catastrophe losses)	2,093.4	441.0	2,534.4	-	2,534.4	-	2,534.4
Current year catastrophe losses	76.3	39.2	115.5	-	115.5	-	115.5
Prior years	(140.8)	(12.1)	(152.9)	-	(152.9)	-	(152.9)
Total net loss and LAE	2,028.9	468.1	2,497.0	-	2,497.0	-	2,497.0
Commissions, brokerage and other underwriting expenses	1,050.8	263.2	1,314.0	-	1,314.0	-	1,314.0
Underwriting profit(3)	$122.0	$110.3	232.3	-	232.3	-	232.3
Net investment income			401.5	3.4	404.9	8.7	413.6
Change in the fair value of equity securities			515.7	-	515.7	3.6	519.3
Net realized capital gains			20.4	0.3	20.7	0.1	20.8
Other than temporary impairment losses			(13.6)	-	(13.6)	-	(13.6)
Noninsurance revenue			19.5	1,726.8	1,746.3	10.2	1,756.5
Other operating expenses			88.3	1,592.0	1,680.3	20.9	1,701.2
Corporate administration			4.4	-	4.4	63.2	67.6
Amortization of intangible assets			1.0	22.8	23.8	-	23.8
Interest expense			20.3	14.2	34.5	39.9	74.4
Earnings (losses) before income taxes			$1,061.8	$101.5	$1,163.3	$(101.4)	$1,061.9

Loss ratio(4):
Current year (excluding catastrophe losses)	65.4%	52.3%	62.7%
Current year catastrophe losses	2.4%	4.7%	2.9%
Prior years	(4.4%)	(1.4%)	(3.8%)
Total net loss and LAE	63.4%	55.6%	61.8%
Expense ratio(5)	32.8%	31.3%	32.5%
Combined ratio(6)	96.2%	86.9%	94.3%

	Segments
Nine Months Ended September 30, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
	($ in millions)
Gross premiums written	$3,324.6	$1,101.3	$4,425.9	$-	$4,425.9	$(19.2)	$4,406.7
Net premiums written	2,958.9	809.4	3,768.3	-	3,768.3	-	3,768.3

Net premiums earned	2,903.0	767.2	3,670.2	-	3,670.2	-	3,670.2
Net loss and LAE:
Current year (excluding catastrophe losses)	1,909.9	413.2	2,323.1	-	2,323.1	-	2,323.1
Current year catastrophe losses	195.8	60.4	256.2	-	256.2	-	256.2
Prior years	(163.7)	(49.1)	(212.8)	-	(212.8)	-	(212.8)
Total net loss and LAE	1,942.0	424.5	2,366.5	-	2,366.5	-	2,366.5
Commissions, brokerage and other underwriting expenses	964.8	251.2	1,216.0	-	1,216.0	-	1,216.0
Underwriting (loss) profit(3)	$(3.8)	$91.5	87.7	-	87.7	-	87.7
Net investment income			362.0	3.7	365.7	12.0	377.7
Change in the fair value of equity securities			506.7	-	506.7	6.1	512.8
Net realized capital gains			66.8	0.6	67.4	(0.2)	67.2
Other than temporary impairment losses			(0.5)	-	(0.5)	-	(0.5)
Noninsurance revenue			16.7	979.2	995.9	36.8	1,032.7
Other operating expenses			60.6	937.0	997.6	25.9	1,023.5
Corporate administration			1.8	-	1.8	39.2	41.0
Amortization of intangible assets			(0.2)	17.0	16.8	-	16.8
Interest expense			20.5	6.1	26.6	39.4	66.0
Earnings (lossses) before income taxes			$956.7	$23.4	$980.1	$(49.8)	$930.3

Loss ratio(4):
Current year (excluding catastrophe losses)	65.8%	53.9%	63.3%
Current year catastrophe losses	6.7%	7.8%	7.0%
Prior years	(5.6%)	(6.4%)	(5.8%)
Total net loss and LAE	66.9%	55.3%	64.5%
Expense ratio(5)	33.2%	32.7%	33.1%
Combined ratio(6)	100.1%	88.0%	97.6%

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)	Includes elimination of minor reinsurance activity between segments. Also, includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
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

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Premiums. The following table presents our consolidated premiums:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,651.1	$1,475.3	11.9%	$4,928.5	$4,406.7	11.8%
Net premiums written	1,413.9	1,239.1	14.1%	4,246.0	3,768.3	12.7%
Net premiums earned	1,390.0	1,225.4	13.4%	4,043.3	3,670.2	10.2%

The increases in gross premiums written in the third quarter and first nine months of 2019 from the corresponding 2018 periods are attributable to growth at our reinsurance segment and, to a lesser extent, at RSUI and CapSpecialty. Growth at our reinsurance segment primarily reflects the impact of TransRe’s purchase on August 29, 2018 of certain renewal rights to a block of U.S. treaty reinsurance business focused on regional property and casualty, accident and health and personal auto lines of business, or the “Renewal Rights Purchase.” The increases in gross premiums written at our reinsurance segment were partially offset by decreases in gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty decreased to $181.2 million and $508.8 million in the third quarter and first nine months of 2019, respectively, from $207.2 million and $578.9 million in the third quarter and first nine months of 2018, respectively, reflecting a reduction of TransRe’s quota share participation.

The increases in net premiums earned in the third quarter and first nine months of 2019 from the corresponding 2018 periods reflect growth in gross premiums written in recent quarters and, to a lesser extent, decreases in ceded premiums written in recent quarters at our reinsurance segment.

A detailed comparison of premiums by segment for the third quarter and first nine months of 2019 and 2018 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$870.7	$794.9	9.5%	$2,534.4	$2,323.1	9.1%
Current year catastrophe losses	95.9	237.8	(59.7%)	115.5	256.2	(54.9%)
Prior years	(58.9)	(75.0)	(21.5%)	(152.9)	(212.8)	(28.1%)
Total net loss and LAE	$907.7	$957.7	(5.2%)	$2,497.0	$2,366.5	5.5%

Loss ratio:
Current year (excluding catastrophe losses)	62.6%	64.9%		62.7%	63.3%
Current year catastrophe losses	6.9%	19.4%		2.9%	7.0%
Prior years	(4.2%)	(6.1%)		(3.8%)	(5.8%)
Total net loss and LAE	65.3%	78.2%		61.8%	64.5%

The decrease in net loss and LAE in the third quarter of 2019 from the third quarter of 2018 primarily reflects significantly lower catastrophe losses, primarily at our reinsurance segment, partially offset by the impact of higher net premiums earned and lower favorable prior accident year loss reserve development. The increase in net loss and LAE in the first nine months of 2019 from the first nine months of 2018 primarily reflects the impact of higher net premiums earned and lower favorable prior accident year loss reserve development, partially offset by significantly lower catastrophe losses, primarily at our reinsurance segment.

A detailed comparison of net loss and LAE by segment for the third quarter and first nine months of 2019 and 2018 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$449.5	$407.7	10.3%	$1,314.0	$1,216.0	8.1%

Expense ratio	32.3%	33.3%		32.5%	33.1%

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned, partially offset by lower overall commission rates.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the third quarter and first nine months of 2019 and 2018 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Underwriting profit (loss)	$32.8	$(140.0)	(123.4%)	$232.3	$87.7	164.9%

Combined ratio	97.6%	111.5%		94.3%	97.6%

The underwriting profit in the third quarter of 2019 compared to the underwriting loss in the third quarter of 2018, and the increase in underwriting profit in the first nine months of 2019 from the first nine months of 2018, primarily reflect significantly lower catastrophe losses at our reinsurance segment, as discussed above.

A detailed comparison of underwriting profit by segment for the third quarter and first nine months of 2019 and 2018 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Net investment income	$147.8	$127.3	16.1%	$413.6	$377.7	9.5%
Change in the fair value of equity securities	(16.7)	370.2	(104.5%)	519.3	512.8	1.3%
Net realized capital gains	3.9	16.2	(75.9%)	20.8	67.2	(69.0%)
Other than temporary impairment losses	(3.6)	-	-	(13.6)	(0.5)	2,620.0%

The increases in net investment income in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect higher interest income, partially offset by lower dividend income.  The increases in interest income and the decreases in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.

The change in the fair value of equity securities in the third quarter of 2019 reflects modest depreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial sector. The change in the fair value of equity securities in the first nine months of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The changes in the fair value of equity securities in the third quarter and first nine months of 2018 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology and industrial sectors.

On July 18, 2019, AIHL purchased an exchange-traded equity derivative index put option, or the “Put Option,” for $38.4 million to hedge the downside equity market risk on approximately $1.0 billion of our consolidated equity portfolio. The Put Option expires on December 31, 2019 and does not qualify for hedge accounting. The fair value of the Put Option was $32.6 million as of September 30, 2019 and was recorded as a component of other invested assets. For the three and nine months ended September 30, 2019, the decrease of $5.8 million in the fair value of the Put Option was recorded as a reduction to net realized capital gains. See Note 3(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form   10-Q for additional information.

The decrease in net realized capital gains in the third quarter of 2019 from the third quarter of 2018 primarily reflects the decrease in the fair value of the Put Option and lower realized gains on our debt securities.

The decrease in net realized capital gains in the first nine months of 2019 from the first nine months of 2018 primarily reflects a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in the first nine months of 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

The increases in OTTI losses in the third quarter and first nine months of 2019 from the corresponding 2018 periods reflect higher impairments of debt securities. OTTI losses in the third quarter and first nine months of 2019 primarily reflect the determination that unrealized losses on our debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuers in the energy sector.

A detailed comparison of investment results for the third quarter and first nine months of 2019 and 2018 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Noninsurance revenue	$638.5	$438.3	45.7%	$1,756.5	$1,032.7	70.1%

Other operating expenses	617.3	415.3	48.6%	1,701.2	1,023.5	66.2%
Corporate administration	22.3	19.1	16.8%	67.6	41.0	64.9%
Amortization of intangible assets	8.1	5.5	47.3%	23.8	16.8	41.7%
Interest expense	25.7	22.2	15.8%	74.4	66.0	12.7%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $22.7 million and $19.9 million in the third quarter of 2019 and 2018, respectively, and $73.2 million and $52.5 million in the first nine months of 2019 and 2018, respectively. The increases in long-term incentive compensation at our reinsurance and insurance segments in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect a decrease in catastrophe losses at our reinsurance segment and, for the nine month period only, the increase reflects higher appreciation in the value of our investment portfolios.  Other operating expenses also include $5.0 million of one-time costs incurred in connection with the July 2019 retirement of CapSpecialty’s chief executive officer and an additional $2.5 million related to the repurchase of certain restricted common stock issued to CapSpecialty management in 2014.

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld Holdings, LP, or “Hirschfeld.” On October 1, 2018, Alleghany Capital acquired approximately 85 percent of the equity in Concord.

The increases in noninsurance revenue and other operating expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect higher sales at W&W|AFCO Steel, IPS, Jazwares and Kentucky Trailer, as well as the acquisition of Concord. The increases in noninsurance revenue and other operating expenses in the first nine months of 2019 from the first nine months of 2018 partially reflect the acquisition of Hirschfeld. The increases in other operating expenses in the third quarter and first nine months of 2019 from corresponding 2018 periods also reflect increases at our reinsurance and insurance segments, as discussed above.

Corporate administration. The increase in corporate administration expense in the third quarter of 2019 from the third quarter of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation of Alleghany’s stock price and appreciation in the value of our consolidated debt securities portfolio in the third quarter of 2019 compared with depreciation in the third quarter of 2018, partially offset by the impact of lower consolidated net earnings.

The increase in corporate administration expense in the first nine months of 2019 from the first nine months of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation on the value of our consolidated debt securities portfolio in the first nine months of 2019, compared with depreciation in the first nine months of 2018 and Alleghany stock price appreciation.

Amortization of intangible assets. The increases in amortization expense in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the Concord acquisition, the acquisitions by Kentucky Trailer of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, the acquisition by PCT of a consumable cutting tool manufacturer in June 2019, and a small acquisition by IPS in May 2019.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord), as well as increased borrowings at other Alleghany Capital subsidiaries to support working capital needs and fund acquisitions made during 2018 and 2019.

A detailed comparison of noninsurance revenue and expenses for the third quarter and first nine months of 2019 and 2018 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Income taxes	$28.0	$60.4	(53.6%)	$207.9	$171.2	21.4%

Effective tax rate				19.6%	18.4%

The decrease in income taxes in the third quarter of 2019 from the third quarter of 2018 reflects lower earnings before income taxes. The increase in income taxes in the first nine months of 2019 from the first nine months of 2018 primarily reflects higher earnings before income taxes. The slight increase in the effective tax rate in the first nine months of 2019 from the first nine months of 2018 primarily reflects lower tax-exempt interest income arising from municipal bond securities, lower dividends received-deductions and higher state income taxes.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Earnings before income taxes	$129.3	$349.9	(63.0%)	$1,061.9	$930.3	14.1%
Net earnings attributable to Alleghany stockholders	90.4	284.9	(68.3%)	826.1	751.6	9.9%

The decreases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the third quarter of 2019 from the third quarter of 2018 primarily reflect the impact of modest depreciation in the value of our equity securities portfolio in the third quarter of 2019 compared with significant appreciation in the third quarter of 2018, partially offset by significantly lower catastrophe losses at our reinsurance segment and profitable growth at Alleghany Capital, all as discussed above.

The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the first nine months of 2019 from the first nine months of 2018 primarily reflect significantly lower catastrophe losses at our reinsurance segment and profitable growth at Alleghany Capital, all as discussed above.

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

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended September 30, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$455.9	$787.4	$1,243.3
Net premiums written	339.0	772.7	1,111.7

Net premiums earned	327.0	770.6	1,097.6
Net loss and LAE:
Current year (excluding catastrophe losses)	176.7	537.3	714.0
Current year catastrophe losses	71.7	4.6	76.3
Prior years	(23.3)	(36.3)	(59.6)
Total net loss and LAE	225.1	505.6	730.7
Commissions, brokerage and other underwriting expenses	108.3	252.6	360.9
Underwriting (loss) profit(2)	$(6.4)	$12.4	$6.0

Loss ratio(3):
Current year (excluding catastrophe losses)	54.0%	69.7%	65.0%
Current year catastrophe losses	21.9%	0.6%	7.0%
Prior years	(7.1%)	(4.7%)	(5.4%)
Total net loss and LAE	68.8%	65.6%	66.6%
Expense ratio(4)	33.1%	32.8%	32.9%
Combined ratio(5)	101.9%	98.4%	99.5%

Three Months Ended September 30, 2018	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$451.4	$685.9	$1,137.3
Net premiums written	331.1	654.1	985.2

Net premiums earned	326.5	635.0	961.5
Net loss and LAE:
Current year (excluding catastrophe losses)	194.6	460.1	654.7
Current year catastrophe losses	195.8	-	195.8
Prior years	(2.8)	(38.7)	(41.5)
Total net loss and LAE	387.6	421.4	809.0
Commissions, brokerage and other underwriting expenses	113.3	211.6	324.9
Underwriting (loss) profit(2)	$(174.4)	$2.0	$(172.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	59.6%	72.5%	68.1%
Current year catastrophe losses	60.0%	—	20.4%
Prior years	(0.9%)	(6.1%)	(4.4%)
Total net loss and LAE	118.7%	66.4%	84.1%
Expense ratio(4)	34.7%	33.3%	33.8%
Combined ratio(5)	153.4%	99.7%	117.9%

Nine Months Ended September 30, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,252.6	$2,433.0	$3,685.6
Net premiums written	961.1	2,371.0	3,332.1

Net premiums earned	939.1	2,262.6	3,201.7
Net loss and LAE:
Current year (excluding catastrophe losses)	502.3	1,591.1	2,093.4
Current year catastrophe losses	71.7	4.6	76.3
Prior years	(50.2)	(90.6)	(140.8)
Total net loss and LAE	523.8	1,505.1	2,028.9
Commissions, brokerage and other underwriting expenses	315.8	735.0	1,050.8
Underwriting profit(2)	$99.5	$22.5	$122.0

Loss ratio(3):
Current year (excluding catastrophe losses)	53.5%	70.3%	65.4%
Current year catastrophe losses	7.6%	0.2%	2.4%
Prior years	(5.3%)	(4.0%)	(4.4%)
Total net loss and LAE	55.8%	66.5%	63.4%
Expense ratio(4)	33.6%	32.5%	32.8%
Combined ratio(5)	89.4%	99.0%	96.2%

Nine Months Ended September 30, 2018	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,193.7	$2,130.9	$3,324.6
Net premiums written	912.1	2,046.8	2,958.9

Net premiums earned	893.7	2,009.3	2,903.0
Net loss and LAE:
Current year (excluding catastrophe losses)	499.7	1,410.2	1,909.9
Current year catastrophe losses	195.8	-	195.8
Prior years	(57.8)	(105.9)	(163.7)
Total net loss and LAE	637.7	1,304.3	1,942.0
Commissions, brokerage and other underwriting expenses	301.2	663.6	964.8
Underwriting (loss) profit(2)	$(45.2)	$41.4	$(3.8)

Loss ratio(3):
Current year (excluding catastrophe losses)	55.9%	70.2%	65.8%
Current year catastrophe losses	21.9%	—	6.7%
Prior years	(6.5%)	(5.3%)	(5.6%)
Total net loss and LAE	71.3%	64.9%	66.9%
Expense ratio(4)	33.7%	33.0%	33.2%
Combined ratio(5)	105.0%	97.9%	100.1%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$455.9	$451.4	1.0%	$1,252.6	$1,193.7	4.9%
Net premiums written	339.0	331.1	2.4%	961.1	912.1	5.4%
Net premiums earned	327.0	326.5	0.2%	939.1	893.7	5.1%
Casualty & other
Premiums written:
Gross premiums written	$787.4	$685.9	14.8%	$2,433.0	$2,130.9	14.2%
Net premiums written	772.7	654.1	18.1%	2,371.0	2,046.8	15.8%
Net premiums earned	770.6	635.0	21.4%	2,262.6	2,009.3	12.6%
Total
Premiums written:
Gross premiums written	$1,243.3	$1,137.3	9.3%	$3,685.6	$3,324.6	10.9%
Net premiums written	1,111.7	985.2	12.8%	3,332.1	2,958.9	12.6%
Net premiums earned	1,097.6	961.5	14.2%	3,201.7	2,903.0	10.3%

Property. The increases in gross premiums written in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect higher premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase, partially offset by a decrease in premiums written related to the Quota Share Treaty and the impact of changes in foreign currency exchange rates. The increase in gross premiums written in the first nine months of 2019 from the first nine months of 2018 also reflects higher premiums written by the Asia-Pacific and Latin America operations. Gross premiums written related to the Quota Share Treaty were $78.0 million and $113.4 million in the third quarter of 2019 and 2018, respectively, and $197.4 million and $224.0 million in the first nine months of 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 1.7 percent in the third quarter of 2019 from the third quarter of 2018, and increased by 6.2 percent in the first nine months of 2019 from the first nine months of 2018.

The increases in net premiums earned in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher gross premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 0.7 percent in the third quarter of 2019 from the third quarter of 2018 and increased by 6.6 percent in the first nine months of 2019 from the first nine months of 2018.

Casualty & other. The increase in gross premiums written in the third quarter of 2019 from the third quarter of 2018 primarily reflects higher gross premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase and higher gross premiums written related to the Quota Share Treaty, partially offset by the impact of changes in foreign currency exchange rates. The increase in gross premiums written in the first nine months of 2019 from the first nine months of 2018 primarily reflects higher gross premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase, partially offset by lower gross premiums written related to the Quota Share Treaty, and higher gross premiums written by the European operations, partially offset by the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $103.2 million and $93.8 million in the third quarter of 2019 and 2018, respectively.  Gross premiums written related to the Quota Share Treaty were $311.4 million and $354.9 million in the first nine months of 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 15.7 percent in the third quarter of 2019 from the third quarter of 2018, and increased by 15.4 percent in the first nine months of 2019 from the first nine months of 2018.

The increases in net premiums earned in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher gross premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 22.3 percent in the third quarter of 2019 from the third quarter of 2018, and increased by 13.8 percent in the first nine months of 2019 from the first nine months of 2018.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$176.7	$194.6	(9.2%)	$502.3	$499.7	0.5%
Current year catastrophe losses	71.7	195.8	(63.4%)	71.7	195.8	(63.4%)
Prior years	(23.3)	(2.8)	732.1%	(50.2)	(57.8)	(13.1%)
Total net loss and LAE	$225.1	$387.6	(41.9%)	$523.8	$637.7	(17.9%)

Loss ratio:
Current year (excluding catastrophe losses)	54.0%	59.6%		53.5%	55.9%
Current year catastrophe losses	21.9%	60.0%		7.6%	21.9%
Prior years	(7.1%)	(0.9%)		(5.3%)	(6.5%)
Total net loss and LAE	68.8%	118.7%		55.8%	71.3%
Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$537.3	$460.1	16.8%	$1,591.1	$1,410.2	12.8%
Current year catastrophe losses	4.6	-	-	4.6	-	-
Prior years	(36.3)	(38.7)	(6.2%)	(90.6)	(105.9)	(14.4%)
Total net loss and LAE	$505.6	$421.4	20.0%	$1,505.1	$1,304.3	15.4%

Loss ratio:
Current year (excluding catastrophe losses)	69.7%	72.5%		70.3%	70.2%
Current year catastrophe losses	0.6%	—		0.2%	—
Prior years	(4.7%)	(6.1%)		(4.0%)	(5.3%)
Total net loss and LAE	65.6%	66.4%		66.5%	64.9%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$714.0	$654.7	9.1%	$2,093.4	$1,909.9	9.6%
Current year catastrophe losses	76.3	195.8	(61.0%)	76.3	195.8	(61.0%)
Prior years	(59.6)	(41.5)	43.6%	(140.8)	(163.7)	(14.0%)
Total net loss and LAE	$730.7	$809.0	(9.7%)	$2,028.9	$1,942.0	4.5%

Loss ratio:
Current year (excluding catastrophe losses)	65.0%	68.1%		65.4%	65.8%
Current year catastrophe losses	7.0%	20.4%		2.4%	6.7%
Prior years	(5.4%)	(4.4%)		(4.4%)	(5.6%)
Total net loss and LAE	66.6%	84.1%		63.4%	66.9%

Property. The decreases in net loss and LAE in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect significantly lower catastrophe losses. The catastrophe losses in the third quarter and first nine months of 2019 include $46.3 million related to Typhoon Faxai, $16.4 million related to Hurricane Dorian and $9.0 million from another typhoon in East Asia.  The catastrophe losses in the third quarter and first nine months of 2018 include $87.7 million related to Typhoon Jebi, $46.2 million related to Hurricane Florence, $38.5 million related to Typhoon Trami and $23.4 million from several other severe weather events in East Asia.

Net loss and LAE in the third quarter and first nine months of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
			($ in millions)
Catastrophe events	$(12.5)	(1)	$9.6	(2)	$(14.0)	(3)	$(15.6)	(4)
Non-catastrophe	(10.8)	(5)	(12.4)	(6)	(36.2)	(5)	(42.2)	(6)
Total	$(23.3)		$(2.8)		$(50.2)		$(57.8)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.
(2)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Maria and Irma in the 2017 accident year.
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

(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.
(6)	Primarily reflects favorable prior accident year loss reserve development in the 2017 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2019 and 2018 reflect favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2019.

Casualty & other. The increase in net loss and LAE in the third quarter of 2019 from the third quarter of 2018 primarily reflects the impact of higher net premiums earned and, to a lesser extent, casualty-related catastrophe losses in the third quarter of 2019 related primarily to Hurricane Dorian and Typhoon Faxai, partially offset by a lower non-catastrophe current accident year loss ratio. The increase in net loss and LAE in the first nine months of 2019 from the first nine months of 2018 primarily reflects the impact of higher net premiums earned and, to a lesser extent, less favorable prior accident year loss reserve development and casualty-related catastrophe losses in the first nine months of 2019.

Net loss and LAE in the third quarter and first nine months of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in millions)
Malpractice Treaties(1)	$-		$-		$(1.4)		$(3.4)
Other	(36.3)	(2)	(38.7)	(3)	(89.2)	(2)	(102.5)	(4)
Total	$(36.3)		$(38.7)		$(90.6)		$(105.9)

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

(2)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2015 and prior accident years, partially offset by unfavorable prior accident year development in the 2016 through 2018 accident years, largely from shorter-tailed lines casualty of business.

(3)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2007 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 through 2016 accident years.

(4)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed casualty lines of business in the 2016 and 2017 accident years and in the longer-tailed casualty lines of business in the 2010 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2019.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$108.3	$113.3	(4.4%)	$315.8	$301.2	4.8%

Expense ratio	33.1%	34.7%		33.6%	33.7%

Casualty & other
Commissions, brokerage and other underwriting expenses	$252.6	$211.6	19.4%	$735.0	$663.6	10.8%

Expense ratio	32.8%	33.3%		32.5%	33.0%

Total
Commissions, brokerage and other underwriting expenses	$360.9	$324.9	11.1%	$1,050.8	$964.8	8.9%

Expense ratio	32.9%	33.8%		32.8%	33.2%

Property. The decrease in commissions, brokerage and other underwriting expenses in the third quarter of 2019 from the third quarter of 2018 primarily reflects lower overall commission rates, partially offset by the impact of higher net premiums earned and higher employee related costs. The increase in commissions, brokerage and other underwriting expenses in the first nine months of 2019 from the first nine months of 2018 primarily reflects the impact of higher net premiums earned and higher employee related costs, partially offset by lower overall commission rates.

Casualty & other. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned, partially offset by lower overall commission rates.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Property
Underwriting (loss) profit	$(6.4)	$(174.4)	(96.3%)	$99.5	$(45.2)	(320.1%)

Combined ratio	101.9%	153.4%		89.4%	105.0%

Casualty & other
Underwriting profit	$12.4	$2.0	520.0%	$22.5	$41.4	(45.7%)

Combined ratio	98.4%	99.7%		99.0%	97.9%

Total
Underwriting profit (loss)	$6.0	$(172.4)	(103.5%)	$122.0	$(3.8)	(3,310.5%)

Combined ratio	99.5%	117.9%		96.2%	100.1%

Property. The decrease in underwriting loss in the third quarter of 2019 from the third quarter of 2018 and the underwriting profit in the first nine months of 2019 compared with the underwriting loss for the first nine months of 2018, primarily reflect significantly lower catastrophe losses in the 2019 periods, as discussed above.

Casualty & other. The increase in underwriting profit in the third quarter of 2019 from the third quarter of 2018 primarily reflects the impact of higher net premiums earned and a lower current accident year loss ratio, partially offset by casualty-related catastrophe losses in the third quarter of 2019, as discussed above. The decrease in underwriting profit in the first nine months of 2019 from the first nine months of 2018 primarily reflects less favorable prior accident year loss reserve development and, to a lesser extent, casualty-related catastrophe losses in the third quarter of 2019, partially offset by the impact of higher net premiums earned, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is comprised of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2018 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended September 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$319.7	$95.6	$415.3
Net premiums written	213.4	88.8	302.2

Net premiums earned	208.9	83.5	292.4
Net loss and LAE:
Current year (excluding catastrophe losses)	109.1	47.6	156.7
Current year catastrophe losses	18.0	1.6	19.6
Prior years	(1.2)	1.9	0.7
Total net loss and LAE	125.9	51.1	177.0
Commissions, brokerage and other underwriting expenses	55.7	32.9	88.6
Underwriting profit (loss)(1)	$27.3	$(0.5)	$26.8

Loss ratio(2):
Current year (excluding catastrophe losses)	52.3%	57.1%	53.7%
Current year catastrophe losses	8.6%	1.8%	6.7%
Prior years	(0.6%)	2.4%	0.2%
Total net loss and LAE	60.3%	61.3%	60.6%
Expense ratio(3)	26.7%	39.4%	30.3%
Combined ratio(4)	87.0%	100.7%	90.9%

Three Months Ended September 30, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$260.8	$83.9	$344.7
Net premiums written	176.0	77.9	253.9

Net premiums earned	190.6	73.3	263.9
Net loss and LAE:
Current year (excluding catastrophe losses)	97.9	42.3	140.2
Current year catastrophe losses	41.1	0.9	42.0
Prior years	(32.0)	(1.5)	(33.5)
Total net loss and LAE	107.0	41.7	148.7
Commissions, brokerage and other underwriting expenses	52.8	30.0	82.8
Underwriting profit(1)	$30.8	$1.6	$32.4

Loss ratio(2):
Current year (excluding catastrophe losses)	51.4%	57.7%	53.1%
Current year catastrophe losses	21.6%	1.2%	15.9%
Prior years	(16.8%)	(2.1%)	(12.7%)
Total net loss and LAE	56.1%	56.8%	56.3%
Expense ratio(3)	27.7%	40.9%	31.4%
Combined ratio(4)	83.8%	97.7%	87.7%

Nine Months Ended September 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$991.1	$272.3	$1,263.4
Net premiums written	661.7	252.2	913.9

Net premiums earned	603.7	237.9	841.6
Net loss and LAE:
Current year (excluding catastrophe losses)	306.4	134.6	441.0
Current year catastrophe losses	36.8	2.4	39.2
Prior years	(17.4)	5.3	(12.1)
Total net loss and LAE	325.8	142.3	468.1
Commissions, brokerage and other underwriting expenses	167.2	96.0	263.2
Underwriting profit (loss)(1)	$110.7	$(0.4)	$110.3

Loss ratio(2):
Current year (excluding catastrophe losses)	50.8%	56.6%	52.3%
Current year catastrophe losses	6.1%	1.0%	4.7%
Prior years	(2.9%)	2.2%	(1.4%)
Total net loss and LAE	54.0%	59.8%	55.6%
Expense ratio(3)	27.7%	40.3%	31.3%
Combined ratio(4)	81.7%	100.1%	86.9%

Nine Months Ended September 30, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$854.2	$247.1	$1,101.3
Net premiums written	579.8	229.6	809.4

Net premiums earned	556.2	211.0	767.2
Net loss and LAE:
Current year (excluding catastrophe losses)	295.4	117.8	413.2
Current year catastrophe losses	58.7	1.7	60.4
Prior years	(44.5)	(4.6)	(49.1)
Total net loss and LAE	309.6	114.9	424.5
Commissions, brokerage and other underwriting expenses	160.0	91.2	251.2
Underwriting profit(1)	$86.6	$4.9	$91.5

Loss ratio(2):
Current year (excluding catastrophe losses)	53.1%	55.8%	53.9%
Current year catastrophe losses	10.6%	0.8%	7.8%
Prior years	(8.0%)	(2.1%)	(6.4%)
Total net loss and LAE	55.7%	54.5%	55.3%
Expense ratio(3)	28.8%	43.2%	32.7%
Combined ratio(4)	84.5%	97.7%	88.0%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$319.7	$260.8	22.6%	$991.1	$854.2	16.0%
Net premiums written	213.4	176.0	21.3%	661.7	579.8	14.1%
Net premiums earned	208.9	190.6	9.6%	603.7	556.2	8.5%
CapSpecialty
Premiums written:
Gross premiums written	$95.6	$83.9	13.9%	$272.3	$247.1	10.2%
Net premiums written	88.8	77.9	14.0%	252.2	229.6	9.8%
Net premiums earned	83.5	73.3	13.9%	237.9	211.0	12.7%
Total
Premiums written:
Gross premiums written	$415.3	$344.7	20.5%	$1,263.4	$1,101.3	14.7%
Net premiums written	302.2	253.9	19.0%	913.9	809.4	12.9%
Net premiums earned	292.4	263.9	10.8%	841.6	767.2	9.7%

RSUI. The increases in gross premiums written in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property lines of business and, to a lesser extent, the directors’ and officers’ liability lines of business.

The increases in net premiums earned in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect growth in the healthcare, specialty casualty and surety lines of business due to increases in business opportunities and CapSpecialty’s expanded product offerings and, for the nine month period only, the impact of CapSpecialty’s purchase on February 20, 2018 of certain renewal rights to a small environmental block of business.

The increases in net premiums earned in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$109.1	$97.9	11.4%	$306.4	$295.4	3.7%
Current year catastrophe losses	18.0	41.1	(56.2%)	36.8	58.7	(37.3%)
Prior years	(1.2)	(32.0)	(96.3%)	(17.4)	(44.5)	(60.9%)
Total net loss and LAE	$125.9	$107.0	17.7%	$325.8	$309.6	5.2%

Loss ratio:
Current year (excluding catastrophe losses)	52.3%	51.4%		50.8%	53.1%
Current year catastrophe losses	8.6%	21.6%		6.1%	10.6%
Prior years	(0.6%)	(16.9%)		(2.9%)	(8.0%)
Total net loss and LAE	60.3%	56.1%		54.0%	55.7%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$47.6	$42.3	12.5%	$134.6	$117.8	14.3%
Current year catastrophe losses	1.6	0.9	77.8%	2.4	1.7	41.2%
Prior years	1.9	(1.5)	(226.7%)	5.3	(4.6)	(215.2%)
Total net loss and LAE	$51.1	$41.7	22.5%	$142.3	$114.9	23.8%

Loss ratio:
Current year (excluding catastrophe losses)	57.1%	57.7%		56.6%	55.8%
Current year catastrophe losses	1.8%	1.2%		1.0%	0.8%
Prior years	2.4%	(2.1%)		2.2%	(2.1%)
Total net loss and LAE	61.3%	56.8%		59.8%	54.5%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$156.7	$140.2	11.8%	$441.0	$413.2	6.7%
Current year catastrophe losses	19.6	42.0	(53.3%)	39.2	60.4	(35.1%)
Prior years	0.7	(33.5)	(102.1%)	(12.1)	(49.1)	(75.4%)
Total net loss and LAE	$177.0	$148.7	19.0%	$468.1	$424.5	10.3%

Loss ratio:
Current year (excluding catastrophe losses)	53.7%	53.1%		52.3%	53.9%
Current year catastrophe losses	6.7%	15.9%		4.7%	7.8%
Prior years	0.2%	(12.7%)		(1.4%)	(6.4%)
Total net loss and LAE	60.6%	56.3%		55.6%	55.3%

RSUI. The increases in net loss and LAE in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect lower favorable prior accident year loss reserve development and the impact of higher net premiums earned, partially offset by lower catastrophe losses and, for the nine month period only, a lower non-catastrophe property loss ratio.

Catastrophe losses in the third quarter and first nine months of 2019 primarily relate to severe weather and flooding in the Midwestern U.S. The catastrophe losses in the third quarter and first nine months of 2018 include $34.0 million related to Hurricane Florence, as well as losses related to flooding and severe weather in the Northeastern U.S. and California.

Net loss and LAE in the third quarter and first nine months of 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in millions)
Casualty	$(0.2)	(1)	$(4.3)	(2)	$(17.9)	(1)	$(16.8)	(2)
Property and other	(1.0)		(27.7)	(3)	0.5	(4)	(27.7)	(3)
Total	$(1.2)		$(32.0)		$(17.4)		$(44.5)

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

(4)

Primarily reflects unfavorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in recent accident years, partially offset by favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year and by Hurricanes Harvey and Maria in the 2017 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the third quarter and first nine months of 2019 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2019.

CapSpecialty. The increases in net loss and LAE in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect unfavorable prior accident year loss reserve development in the third quarter and first nine months of 2019, compared with favorable prior accident year loss reserve development in the third quarter and first nine months of 2018, the impact of higher net premiums earned and, to a lesser extent, higher losses in the surety lines of business.

Net loss and LAE in the third quarter of 2019 includes unfavorable prior accident year loss reserve development primarily related to the professional liability lines of business in recent accident years. Net loss and LAE in the first nine months of 2019 also includes unfavorable prior accident year loss reserve development primarily related to certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years. The unfavorable prior accident year loss reserve development in the first nine months of 2019 related to the terminated program reflects the impact of a recent adverse court ruling related to a single claim. Net loss and LAE in the third quarter and first nine months of 2018 include favorable prior accident year loss reserve development primarily in the surety lines of business primarily in the 2016 and 2017 accident years.

The unfavorable prior accident year loss reserve development in the third quarter and first nine months of 2019 and 2018 reflect unfavorable loss emergence compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the third quarter and first nine months of 2019 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first nine months of 2019.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$55.7	$52.8	5.5%	$167.2	$160.0	4.5%

Expense ratio	26.7%	27.7%		27.7%	28.8%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$32.9	$30.0	9.7%	$96.0	$91.2	5.3%

Expense ratio	39.4%	40.9%		40.3%	43.2%

Total
Commissions, brokerage and other underwriting expenses	$88.6	$82.8	7.0%	$263.2	$251.2	4.8%

Expense ratio	30.3%	31.4%		31.3%	32.7%

RSUI. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned, partially offset by slightly lower overall commission rates.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the impact of higher net premiums earned, partially offset by one-time acquisition expenses incurred in the first nine months of 2018 from CapSpecialty’s purchase of certain renewal rights associated with a small environmental block of business and lower short-term incentive compensation expense accruals.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
RSUI
Underwriting profit	$27.3	$30.8	(11.4%)	$110.7	$86.6	27.8%

Combined ratio	87.0%	83.8%		81.7%	84.5%

CapSpecialty
Underwriting (loss) profit	$(0.5)	$1.6	(131.3%)	$(0.4)	$4.9	(108.2%)

Combined ratio	100.7%	97.7%		100.1%	97.7%

Total
Underwriting profit	$26.8	$32.4	(17.3%)	$110.3	$91.5	20.5%

Combined ratio	90.9%	87.7%		86.9%	88.0%

RSUI. The decrease in underwriting profit in the third quarter of 2019 from the third quarter of 2018 primarily reflects lower favorable prior accident year loss reserve development, partially offset by lower catastrophe losses and the impact of higher net premiums earned, all as discussed above. The increase in underwriting profit in the first nine months of 2019 from the first nine months of 2018 primarily reflects lower catastrophe losses, the impact of higher net premiums earned and a lower non-catastrophe property loss ratio, partially offset by lower favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The underwriting losses in the third quarter and first nine months of 2019 compared with the underwriting profit in the corresponding 2018 periods primarily reflect unfavorable prior accident year loss reserve development in the third quarter and first nine months of 2019, compared with favorable prior accident year loss reserve development in the third quarter and first nine months of 2018, partially offset by the impact of higher net premiums earned, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
	($ in millions)
Net investment income	$145.1	$122.5	18.4%	$401.5	$362.0	10.9%
Change in the fair value of equity securities	(16.7)	373.9	(104.5%)	515.7	506.7	1.8%
Net realized capital gains	4.1	16.2	(74.7%)	20.4	66.8	(69.5%)
Other than temporary impairment losses	(3.6)	-	-	(13.6)	(0.5)	2,620.0%

Net investment income. The increases in net investment income in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect higher interest income, partially offset by lower dividend income.  The increases in interest income and the decreases in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.

Change in the fair value of equity securities. The change in the fair value of equity securities in the third quarter of 2019 reflects modest depreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial sector. The change in the fair value of equity securities in the first nine months of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The changes in the fair value of equity securities in the third quarter and first nine months of 2018 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology and industrial sectors.

Net realized capital gains. The decrease in net realized capital gains in the third quarter of 2019 from the third quarter of 2018 primarily reflects the decrease in the fair value of the Put Option and lower realized gains on our debt securities.

The decrease in net realized capital gains in the first nine months of 2019 from the first nine months of 2018 primarily reflects a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in the first nine months of 2018. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information.

Other than temporary impairment losses. OTTI losses in the third quarter and first nine months of 2019 reflect $3.6 million and $13.6 million, respectively, of unrealized losses on debt securities, primarily in the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on these debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuers.

OTTI losses in the first nine months of 2018 reflect $0.5 million of unrealized losses on debt securities that were deemed to be other than temporary and, as such, were required to be charged against earnings.

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of September 30, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on gross unrealized investment losses for debt securities as of September 30, 2019.

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

The following table presents the results of the Alleghany Capital segment for the third quarter and first nine months of 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Noninsurance revenue(2)	$286.8	$341.2	$-	$628.0	$224.2	$183.7	$(0.4)	$407.5
Net investment income	1.4	(0.2)	-	1.2	0.7	-	0.1	0.8
Net realized capital gains	0.1	(0.3)	-	(0.2)	0.1	(0.1)	-	-
Total revenues	$288.3	$340.7	$-	$629.0	$225.0	$183.6	$(0.3)	$408.3
Other operating expenses(2)	266.0	307.8	4.4	578.2	217.1	161.7	3.7	382.5
Amortization of intangible assets	2.9	4.8	-	7.7	2.4	3.4	-	5.8
Interest expense	3.1	1.7	0.4	5.2	2.0	0.6	-	2.6
Earnings (losses) before income taxes	$16.3	$26.4	$(4.8)	$37.9	$3.5	$17.9	$(4.0)	$17.4

Operating earnings (losses) before income taxes(3)	$19.1	$31.5	$(4.8)	$45.8	$5.8	$21.4	$(4.0)	$23.2
Add: net realized capital gains	0.1	(0.3)	-	(0.2)	0.1	(0.1)	-	-
Less: amortization of intangible assets	(2.9)	(4.8)	-	(7.7)	(2.4)	(3.4)	-	(5.8)
Earnings (losses) before income taxes	$16.3	$26.4	$(4.8)	$37.9	$3.5	$17.9	$(4.0)	$17.4

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Noninsurance revenue(2)	$865.2	$861.2	$0.4	$1,726.8	$591.6	$387.9	$(0.3)	$979.2
Net investment income	3.7	(0.3)	-	3.4	3.6	0.1	-	3.7
Net realized capital gains	0.7	(0.4)	-	0.3	0.7	(0.1)	-	0.6
Total revenues	$869.6	$860.5	$0.4	$1,730.5	$595.9	$387.9	$(0.3)	$983.5
Other operating expenses(2)	800.3	776.2	15.5	1,592.0	570.2	358.1	8.7	937.0
Amortization of intangible assets	9.3	13.5	-	22.8	6.7	10.3	-	17.0
Interest expense	9.1	4.7	0.4	14.2	4.5	1.6	-	6.1
Earnings (losses) before income taxes	$50.9	$66.1	$(15.5)	$101.5	$14.5	$17.9	$(9.0)	$23.4

Operating earnings (losses) before income taxes(3)	$59.5	$80.0	$(15.5)	$124.0	$20.5	$28.3	$(9.0)	$39.8
Add: net realized capital gains	0.7	(0.4)	-	0.3	0.7	(0.1)	-	0.6
Less: amortization of intangible assets	(9.3)	(13.5)	-	(22.8)	(6.7)	(10.3)	-	(17.0)
Earnings (losses) before income taxes	$50.9	$66.1	$(15.5)	$101.5	$14.5	$17.9	$(9.0)	$23.4

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $1.6 million and $0.3 million for the third quarter of 2019 and 2018, respectively, and $3.0 million and $3.2 million for the first nine months of 2019 and 2018, respectively.

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

The changes in Alleghany Capital’s equity for the three and nine months ended September 30, 2019 and 2018 are presented in the table below:

	Three Months Ended September 30,
	2019				2018
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Equity, beginning of period	$516.0	$410.6	$(46.7)	$879.9	$439.2	$312.1	$6.9	$758.2
Earnings (losses) before income taxes	16.3	26.4	(4.8)	37.9	3.5	17.9	(4.0)	17.4
Income taxes(2)	0.1	(0.7)	(4.7)	(5.3)	(0.2)	(0.7)	(2.2)	(3.1)
Net earnings attributable to noncontrolling interests(3)	(3.0)	(7.9)	-	(10.9)	(0.5)	(4.1)	-	(4.6)
Capital contributions (returns of capital) and other(4)	6.7	(17.7)	10.9	(0.1)	5.9	(4.1)	67.2	69.0
Equity, end of period	$536.1	$410.7	$(45.3)	$901.5	$447.9	$321.1	$67.9	$836.9

	Nine Months Ended September 30,
	2019				2018
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Equity, beginning of period	$462.5	$443.3	$(44.2)	$861.6	$363.6	$331.3	$(7.7)	$687.2
Earnings (losses) before income taxes	50.9	66.1	(15.5)	101.5	14.5	17.9	(9.0)	23.4
Income taxes(2)	(0.8)	(2.4)	(15.2)	(18.4)	(0.8)	(1.4)	(2.4)	(4.6)
Net earnings attributable to noncontrolling interests(3)	(9.0)	(18.9)	-	(27.9)	(1.8)	(5.7)	-	(7.5)
Capital contributions (returns of capital) and other(4)	32.5	(77.4)	29.6	(15.3)	72.4	(21.0)	87.0	138.4
Equity, end of period	$536.1	$410.7	$(45.3)	$901.5	$447.9	$321.1	$67.9	$836.9

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended September 30, 2019 was ($3.4) million and ($5.6) million, respectively, and for the three months ended September 30, 2018 was ($0.7) million and ($3.8) million, respectively, and for the nine months ended September 30, 2019 was ($10.7) million and ($13.9) million, respectively, and for the nine months ended September 30, 2018 was ($2.8) million and ($3.8) million, respectively.

(3)

During the first nine months of 2019, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 23 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

(4)

For the nine months ended September 30, 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer in June 2019. For the three and nine months ended September 30, 2018, capital contributions primarily reflect funding provided by Alleghany to Alleghany Capital for the acquisition of Concord in October 2018 and, for the first nine months only, reflect funding provided by Alleghany Capital for the acquisition of Hirschfeld by W&W|AFCO Steel.

Noninsurance revenue. The increases in noninsurance revenue in the third quarter and first nine months of 2019 from the corresponding 2018 periods reflect increases in non-industrial and industrial operations. The increases in non-industrial noninsurance revenue reflect higher sales at IPS and Jazwares, as well as the acquisition of Concord.  The higher sales at IPS are due in part to the impact of a small acquisition in May 2019. Higher sales at Jazwares are due primarily to the acquisition of a major new video game license in the fourth quarter of 2018. The increases in industrial noninsurance revenue primarily reflect organic sales growth at W&W|AFCO Steel and, to a lesser extent, the impact of small acquisitions by Kentucky Trailer of certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019. The increase in noninsurance revenue for industrial operations in the first nine months of 2019 from the first nine months of 2018 partially reflects W&W|AFCO Steel’s acquisition of Hirschfeld in 2018.

Net investment income. The increase in net investment income in the third quarter of 2019 from the third quarter of 2018 primarily reflects slightly higher Alleghany Capital earnings resulting from higher earnings at Wilbert.

Other operating expenses. The increases in other operating expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect increases in non-industrial and industrial operations. The increases in non-industrial other operating expenses primarily reflect higher costs related to higher sales at IPS and Jazwares, as well as the impact of the acquisition of Concord.  The increase in other operating expenses in the first nine months of 2019 from the first nine months of 2018 was partially offset by the impact of certain Toys “R” Us Inc. liquidation-related charges in early 2018. The increases in industrial other operating expenses primarily reflect higher costs related to higher sales at W&W|AFCO Steel and, to a lesser extent, Kentucky Trailer, partially offset by the impact of certain facility consolidation activities at Kentucky Trailer in 2018.  The increase in other operating expenses for industrial operations in the first nine months of 2019 from the first nine months of 2018 partially reflects W&W|AFCO Steel’s acquisition of Hirschfeld in 2018.

The increases in other operating expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods also relate, to a lesser extent, to higher employee costs, including incentive compensation, in Alleghany Capital’s corporate operations.

Amortization of intangible assets. The increases in amortization expense in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect the Concord acquisition, the acquisitions by Kentucky Trailer of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, the acquisition by PCT of a consumable cutting tool manufacturer in June 2019, and a small acquisition by IPS in May 2019.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord), as well as increased borrowings at other Alleghany Capital subsidiaries to support working capital needs and fund acquisitions made during 2018 and 2019.

Earnings (losses) before income taxes. The increases in earnings before income taxes in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect increased earnings before income taxes in the non-industrial and industrial operations. The increases in non-industrial earnings before income taxes primarily reflect the impact of higher sales and higher margins at Jazwares and, to a lesser extent, the acquisition of Concord and higher sales at IPS, all as discussed above. The increases in industrial earnings before income taxes primarily reflect higher sales and higher margins at W&W|AFCO Steel and, to a lesser extent, higher sales at Kentucky Trailer.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Net premiums earned	$-	$-	$-	$-
Net investment income	1.5	4.0	8.7	12.0
Change in the fair value of equity securities	-	(3.7)	3.6	6.1
Net realized capital gains	-	-	0.1	(0.2)
Other than temporary impairment losses	-	-	-	-
Noninsurance revenue	3.0	24.6	10.2	36.8
Total revenues	4.5	24.9	22.6	54.7

Net loss and loss adjustment expenses	-	-	-	-
Commissions, brokerage and other underwriting expenses	-	-	-	-
Other operating expenses	6.6	9.2	20.9	25.9
Corporate administration	20.8	17.8	63.2	39.2
Amortization of intangible assets	-	-	-	-
Interest expense	13.7	12.9	39.9	39.4
Earnings (losses) before income taxes	$(36.6)	$(15.0)	$(101.4)	$(49.8)

Net investment income. The decreases in net investment income in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect lower dividend income resulting from a portfolio reallocation (as further described below) and, to a lesser extent, lower partnership income, partially offset by higher interest income.

Change in the fair value of equity securities. In the first quarter of 2019, a substantial portion of our investment portfolio at the Alleghany parent company-level was reallocated from equity securities to debt securities.  The change in the fair value of equity securities in the first nine months of 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector, prior to this reallocation.

The changes in the fair value of equity securities in the third quarter and first nine months of 2018 reflect depreciation and appreciation, respectively, in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Noninsurance revenue. The decreases in noninsurance revenue in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect lower property sales at Alleghany Properties. Noninsurance revenue in the third quarter and first nine months of 2018 includes the sale in September 2018 of 68 acres of land located in Sacramento, California for approximately $20 million.

Other operating expenses. The decreases in other operating expenses in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect reduced costs at SORC and Alleghany Properties.

Corporate administration. The increase in corporate administration expense in the third quarter of 2019 from the third quarter of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation of Alleghany stock price and appreciation in the value of our consolidated debt securities portfolio in the third quarter of 2019 compared with depreciation in the third quarter of 2018, partially offset by the impact of lower consolidated net earnings.

The increase in corporate administration expense in the first nine months of 2019 from the first nine months of 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our consolidated debt securities portfolio in the first nine months of 2019, compared with depreciation in the first nine months of 2018 and Alleghany stock price appreciation.

Interest expense. The slight increases in interest expense in the third quarter and first nine months of 2019 from the corresponding 2018 periods primarily reflect higher interest credited on deferred compensation at Alleghany parent-company.

Earnings (losses) before income taxes. The increase in losses before income taxes in the third quarter of 2019 from the third quarter of 2018 primarily reflects lower property sales at Alleghany Properties, as discussed above. The increase in losses before income taxes in the first nine months of 2019 from the first nine months of 2018 primarily reflects higher corporate administration expense and lower property sales at Alleghany Properties, all as discussed above.

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

	As of September 30, 2019			As of December 31, 2018
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,650.1	$(496.4)	$1,153.7	$2,102.5	$(701.8)	$1,400.7
Casualty & other(1)	7,381.3	(298.7)	7,082.6	7,339.7	(261.9)	7,077.8
	9,031.4	(795.1)	8,236.3	9,442.2	(963.7)	8,478.5
Insurance Segment
Property	394.6	(138.0)	256.6	509.5	(187.1)	322.4
Casualty(2)	2,094.9	(577.3)	1,517.6	2,181.6	(700.3)	1,481.3
Workers' Compensation	2.4	(0.8)	1.6	2.5	-	2.5
All other(3)	176.4	(64.2)	112.2	181.3	(73.1)	108.2
	2,668.3	(780.3)	1,888.0	2,874.9	(960.5)	1,914.4
Eliminations	(65.7)	65.7	-	(66.8)	66.8	-
Total	$11,634.0	$(1,509.7)	$10,124.3	$12,250.3	$(1,857.4)	$10,392.9

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

Changes in Gross and Net Loss and LAE Reserves between September 30, 2019 and December 31, 2018. Gross and net loss and LAE reserves as of September 30, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in 2017 and 2018 and favorable prior accident year loss reserve development, partially offset by the impact of growing net premiums earned and catastrophe losses incurred in the first nine months of 2019.

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

As of September 30, 2019, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,618.7 million, consisting of $1,509.7 million of ceded outstanding loss and LAE and $109.0 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of the 2018 Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

The following table presents information regarding concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2019:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$135.0	8.3%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	99.2	6.1%
PartnerRe Ltd	A (Excellent)	96.9	6.0%
Swiss Reinsurance Company	A+ (Superior)	95.5	5.9%
Fairfax Financial Holdings Ltd	A (Excellent)	89.4	5.5%
RenaissanceRe Holdings Ltd	A+ (Superior)	87.5	5.4%
Third Point Reinsurance Group	A- (Excellent)	79.8	4.9%
W.R. Berkley Corporation	A+ (Superior)	71.7	4.4%
Liberty Mutual	A (Excellent)	68.8	4.3%
Chubb Corporation	A++ (Superior)	59.0	3.6%
All other reinsurers		735.9	45.6%
Total reinsurance recoverables(4)		$1,618.7	100.0%
Secured reinsurance recoverables(3)		$568.6	35.1%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 70 percent of our reinsurance recoverables balance as of September 30, 2019 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

We had no allowance for uncollectible reinsurance as of September 30, 2019.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2019, we held total marketable securities and cash of $1,293.8 million, compared with $1,122.3 million as of December 31, 2018. The increase in the nine months ended September 30, 2019 primarily reflects appreciation in the value of the equity securities portfolio held at the holding company-level and the receipt of dividends from TransRe and RSUI, partially offset by repurchases of shares of our common stock, as discussed below. The $1,293.8 million is comprised of $348.4 million at the Alleghany parent company, $857.1 million at AIHL and $88.3 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2019.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.8 billion as of September 30, 2019, compared with approximately $7.7 billion as of December 31, 2018. The increase in stockholders’ equity in the first nine months of 2019 primarily reflects net earnings and appreciation in the value of our debt securities portfolio due to a decrease in interest rates and credit spreads, partially offset by repurchases of our common stock, all as discussed below. As of September 30, 2019, we had 14,405,508 shares of our common stock outstanding, compared with 14,576,509 shares of our common stock outstanding as of December 31, 2018.

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

There were no borrowings under the Credit Agreement from inception through September 30, 2019.

Common Stock Repurchases. In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2015 Repurchase Program.” In June 2018, our Board of Directors authorized, upon the completion of the 2015 Repurchase Program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million, or the “2018 Repurchase Program.” In September 2019, our Board of Directors authorized, upon the completion of the 2018 Repurchase Program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. In the fourth quarter of 2018, we completed the 2015 Repurchase Program and subsequent repurchases have been made pursuant to the 2018 Repurchase Program. As of September 30, 2019, we had $659.1 million remaining under our repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares repurchased	25,398	76,299	174,211	479,922
Cost of shares repurchased (in millions)	$19.3	$46.0	$112.4	$282.1
Average price per share repurchased	$759.70	$602.24	$645.46	$587.70

Special Dividend. In February 2018, our Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million.

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk- reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of September 30, 2019, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $203.6 million, which is net of returns of capital received from the Pillar Investments.

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

Investments in Commercial Mortgage Loans. As of September 30, 2019, the carrying value of our commercial mortgage loan portfolio was $706.0 million, representing the unpaid principal balance on the loans. As of September 30, 2019, there was no allowance for loan losses. Our commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made.

Energy Holdings. As of September 30, 2019, we had holdings in energy sector businesses of $432.5 million, comprised of $340.9 million of debt securities, $3.8 million of equity securities and $87.8 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2019.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $311.3 million as of September 30, 2019, which is generally used to support working capital needs and to help finance acquisitions. The $311.3 million includes:

•	$80.4 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld);
•

$74.6 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$48.9 million of borrowings by Jazwares under its available credit facility;
•	$41.9 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; $
•

$32.9 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019; and

•	$32.6 million of term loans at Concord primarily related to borrowings to finance Alleghany Capital’s acquisition of Concord.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through September 30, 2019, we have invested $274.1 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2019 and December 31, 2018 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2019. The following table presents the ratings of our debt securities as of September 30, 2019:

	Ratings as of September 30, 2019
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$-	$1,288.2	$-	$-	$-	$1,288.2
Municipal bonds	186.5	1,542.0	532.1	87.1	1.0	2,348.7
Foreign government obligations	486.0	174.9	94.9	1.1	-	756.9
U.S. corporate bonds	12.2	150.5	1,448.2	1,346.8	368.3	3,326.0
Foreign corporate bonds	242.6	161.4	677.8	323.7	48.6	1,454.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities ("RMBS")	1.7	1,927.8	-	0.6	5.6	1,935.7
Commercial mortgage-backed securities ("CMBS")	262.7	412.2	146.0	0.6	-	821.5
Other asset-backed securities	1,146.9	460.6	527.3	341.3	81.1	2,557.2
Total debt securities	$2,338.6	$6,117.6	$3,426.3	$2,101.2	$504.6	$14,488.3
Percentage of debt securities	16.1%	42.3%	23.6%	14.5%	3.5%	100.0%

(1)

Consists of $94.1 million of securities rated BB / Ba, $226.4 million of securities rated B, $29.2 million of securities rated CCC, $2.1 million rated below CC and $152.8 million of not rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available-for-sale, or “AFS.”

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of September 30, 2019 and December 31, 2018, our debt securities portfolio had an effective duration of approximately 4.2 years. As of September 30, 2019, approximately $4.2 billion, or 29 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of September 30, 2019, our invested assets increased to approximately $18.9 billion from approximately $17.5 billion as of December 31, 2018, primarily reflecting appreciation in the value of our equity and debt securities portfolios, partially offset by repurchases of shares of our common stock, all as discussed above. The appreciation in the value of our debt securities portfolio reflects a decrease in interest rates and credit spreads. During the first quarter of 2019, we reallocated a significant portion of our investment portfolio from equity securities to debt securities.

Fair Value. The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,582.0	$17,582.0	$16,291.3	$16,291.3

Liabilities
Senior Notes and other debt(2)	$1,695.3	$1,908.9	$1,669.0	$1,795.5

(1)

This table includes debt and equity securities, as well as partnership and non-marketable equity investments and derivatives accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

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

•

Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include other asset-backed securities (primarily, collateralized loan obligations) and, to a lesser extent, U.S. and foreign corporate bonds (including privately issued securities), CMBS and commercial mortgage loans.

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

The following tables present the estimated fair values of our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2019
Equity securities:
Common stock	$2,084.9	$3.3	$-	$2,088.2
Preferred stock	-	-	4.1	4.1
Total equity securities	2,084.9	3.3	4.1	2,092.3
Debt securities:
U.S. Government obligations	-	1,288.2	-	1,288.2
Municipal bonds	-	2,348.7	-	2,348.7
Foreign government obligations	-	756.9	-	756.9
U.S. corporate bonds	-	2,754.7	571.3	3,326.0
Foreign corporate bonds	-	1,298.0	156.1	1,454.1
Mortgage and asset-backed securities:
RMBS(1)	-	1,934.0	1.7	1,935.7
CMBS	-	821.5	-	821.5
Other asset-backed securities(2)	-	1,691.3	865.9	2,557.2
Total debt securities	-	12,893.3	1,595.0	14,488.3
Short-term investments	-	968.5	-	968.5
Other invested assets(3)	32.6	-	0.3	32.9
Total investments (excluding equity method investments and loans)	$2,117.5	$13,865.1	$1,599.4	$17,582.0

Senior Notes and other debt	$-	$1,597.6	$311.3	$1,908.9

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$-	$3,567.4
Preferred stock	-	-	5.4	5.4
Total equity securities	3,563.9	3.5	5.4	3,572.8
Debt securities:
U.S. Government obligations	-	1,022.4	-	1,022.4
Municipal bonds	-	2,214.7	-	2,214.7
Foreign government obligations	-	947.9	-	947.9
U.S. corporate bonds	-	1,959.6	425.7	2,385.3
Foreign corporate bonds	-	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:
RMBS(1)	-	1,387.9	-	1,387.9
CMBS	-	533.3	-	533.3
Other asset-backed securities(2)	-	712.3	1,266.9	1,979.2
Total debt securities	-	10,004.5	1,819.5	11,824.0
Short-term investments	-	893.8	-	893.8
Other invested assets(3)	-	-	0.7	0.7
Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3

Senior Notes and other debt	$-	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $842.1 million and $1,266.9 million of collateralized loan obligations as of September 30, 2019 and December 31, 2018, respectively.
(3)

Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method. Also, as further described in Note 3(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q, other invested assets as of September 30, 2019 includes the fair value of the Put Option, which is classified as Level 1.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2019, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$-	$-	$1.8	$-	$108.2	$75.3	$27.1	$7.2	$219.6	$9.3	$228.9
California	11.6	41.1	-	2.3	1.3	23.1	54.4	-	133.8	45.1	178.9
Texas	12.7	-	0.2	5.2	8.9	38.9	65.0	1.9	132.8	45.7	178.5
Massachusetts	19.7	5.7	8.5	-	25.5	22.6	17.4	0.3	99.7	58.0	157.7
Pennsylvania	5.3	1.5	9.6	-	-	33.3	4.2	29.2	83.1	37.7	120.8
Washington	-	-	1.8	-	6.9	11.2	28.6	2.3	50.8	46.3	97.1
Ohio	43.0	0.6	-	-	2.2	-	19.5	11.4	76.7	19.8	96.5
Florida	-	0.3	3.9	-	10.4	41.8	6.8	11.1	74.3	6.5	80.8
Utah	5.7	-	-	-	25.2	19.2	21.4	-	71.5	6.6	78.1
Georgia	8.5	-	4.2	10.6	20.2	6.9	15.9	2.6	68.9	-	68.9
All other states	136.1	93.8	33.0	50.0	62.2	65.1	125.0	122.3	687.5	209.7	897.2
Total	$242.6	$143.0	$63.0	$68.1	$271.0	$337.4	$385.3	$188.3	$1,698.7	$484.7	2,183.4
Total advanced refunded / escrowed maturity funds											165.3
Total municipal bonds											$2,348.7

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of September 30, 2019 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2019 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$15,709.7	$15,579.3	$15,099.7	$14,488.3	$13,866.8	$13,256.8	$12,677.3
Estimated change in fair value	1,221.4	1,091.0	611.4	-	(621.5)	(1,231.5)	(1,811.0)

Liabilities:
Senior Notes and other debt, fair value	$2,390.5	$2,201.2	$2,042.5	$1,908.9	$1,795.6	$1,698.5	$1,615.5
Estimated change in fair value	481.6	292.3	133.6	-	(113.3)	(210.4)	(293.4)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2019 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2019
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$2,092.3	20% Increase	$2,510.8	3.7%
	20% Decrease	1,673.8	(3.7%)

On July 18, 2019, AIHL purchased the Put Option to hedge the downside equity market risk on approximately $1.0 billion of our consolidated equity portfolio. As such, the above hypothetical decreases in price and percentage in Stockholders’ Equity would be partially offset by an increase in the fair value of the Put Option. The Put Option expires on December 31, 2019.

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $399.9 million as of September 30, 2019.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of September 30, 2019, the largest foreign currency net asset exposures for these foreign operations were the Euro and the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of September 30, 2019 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2019
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$181.0	(1)	20% Increase	$217.2	0.3%
		20% Decrease	144.8	(0.3%)

(1)	Denotes a net asset position as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended September 30, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended September 30, 2019:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July 31	675	$683.37	675	$177.9
August 1 to August 31	11,859	745.58	11,859	169.0
September 1 to September 30	12,864	776.72	12,864	659.1
Total	25,398	759.70	25,398

(1)

In June 2018, our Board of Directors authorized the repurchase of shares of our common stock, at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million.

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: November 5, 2019	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Senior Vice President and chief financial officer
(principal financial officer)