Form 10-K
period 2019-12-31
ALLEGHANY CORP /DE
filed 2020-02-19
CIK 775368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes    ☐            No  ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9,902,910,301 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 9, 2020, 14,350,883 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 24, 2020 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2019, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

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

NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather they are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

•	significant weather-related or other natural or man-made catastrophes and disasters;
•	the cyclical nature of the property and casualty reinsurance and insurance industries;
•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;
•	adverse loss development for events insured by our reinsurance and insurance subsidiaries in either the current year or prior years;
•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance subsidiaries;
•	the cost and availability of reinsurance;
•	the reliance by our reinsurance and insurance operating subsidiaries on a limited number of brokers;
•	legal, political, judicial and regulatory changes;
•	increases in the levels of risk retention by our reinsurance and insurance subsidiaries;
•	changes in the ratings assigned to our reinsurance and insurance subsidiaries;
•	claims development and the process of estimating reserves;
•	exposure to terrorist acts and acts of war;
•	the willingness and ability of our reinsurance and insurance subsidiaries’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance subsidiaries;
•	the uncertain nature of damage theories and loss amounts;
•	the loss of key personnel of our operating subsidiaries;
•	fluctuation in foreign currency exchange rates;
•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;
•	the ability to make payments on, or repay or refinance, our debt;
•	risks inherent in international operations; and
•	difficult and volatile conditions in the global market.

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

PART I

Item 1. Business.

Overview

Alleghany Corporation owns and supports certain operating subsidiaries and manages investments, anchored by a core position in property and casualty reinsurance and insurance. We were incorporated in Delaware in 1984. Through TransRe, an Alleghany subsidiary since March 2012, we are engaged in the property and casualty reinsurance business. Through AIHL, a wholly-owned intermediate holding company, we are engaged in the property and casualty insurance business. AIHL’s principal insurance company subsidiaries are RSUI and CapSpecialty. RSUI and CapSpecialty have been subsidiaries of AIHL since July 2003 and January 2002, respectively. AIHL Re, a Vermont captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of AIHL since its formation in May 2006.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also generate revenues and earnings from a diverse portfolio of middle-market businesses that are owned and managed through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s businesses include: PCT; Kentucky Trailer; IPS; Jazwares; W&W|AFCO Steel; Concord; and a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert.”

In addition, we own certain other holding company investments. Our wholly-owned subsidiary SORC, headquartered in Golden, Colorado, is an exploration and production company focused on enhanced oil recovery. Our wholly-owned subsidiary Alleghany Properties owns and manages certain properties in the Sacramento, California region. Our public equity investments are managed primarily through our wholly-owned subsidiary Roundwood.

As of December 31, 2019, we had total assets of $26.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.8 billion.

Our principal executive offices are located in leased office space at 1411 Broadway, 34th Floor, New York, New York, 10018. Our telephone number is (212) 752-1356. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov. Our Financial Personnel Code of Ethics, Employee Code of Business Conduct and Ethics, Director Code of Business Conduct and Ethics, Code of Business Conduct and Ethics for our Business Partners, Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

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

In 2019, our reinsurance and insurance segments constituted the majority of our total consolidated revenues, as follows:

2019 Revenues

See below and Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for an analysis of our underwriting results by segment and other activities, and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

Reinsurance Segment

General. The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries. TransRe’s operating subsidiaries also write a modest amount of property and casualty insurance business, which is included in the reinsurance segment.

TransRe, through its principal, wholly-owned subsidiaries Transatlantic Reinsurance Company, or “TRC,” TransRe London Ltd., or “TRL,” and TransRe Europe S.A., or “TRESA,” provides property and casualty reinsurance to insurance and other reinsurance companies. These products are distributed both through brokers and on a direct basis in the domestic and foreign markets. Domestically, TransRe is headquartered in New York, New York and has seven other office locations in the U.S. TransRe also has operations worldwide, including: Africa, Australia, Bermuda, Canada, Asia (where it has five locations), South America (where it has two locations) and the U.K. and Europe (where it has five locations). TRC is licensed, accredited or otherwise approved as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the U.K., Mexico, several countries in South and Central America and the Caribbean, the Hong Kong Special Administrative Region of the People’s Republic of China, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the U.K. and India and TRESA is licensed as a reinsurer in Luxembourg and Dubai.

The reinsurance segment constitutes the majority of our consolidated net premiums written and is reported through two major product lines, “property” and “casualty & other.”

2019 Net Premiums Written

•	Property. TransRe’s principal lines of business within property include: fire; allied lines; auto physical damage; and homeowners multiple peril (which include property catastrophe risks).
•

Casualty & other. TransRe’s principal lines of business within casualty include: directors’ and officers’ liability; errors and omissions liability; general liability; auto liability; and medical malpractice. TransRe’s principal lines of business within other include: ocean marine and aviation; accident & health; mortgage reinsurance; surety; and credit.

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

As of December 31, 2019, the statutory surplus of TRC was $4.9 billion, as determined in accordance with statutory accounting principles, or “SAP,” and the consolidated equity of TransRe was $5.2 billion, as determined in accordance with accounting principles generally accepted in the U.S., or “GAAP.”

Distribution. TransRe provides property and casualty reinsurance through brokers as well as directly to insurance and reinsurance companies in domestic and foreign markets. In 2019, approximately 81 percent of TransRe’s gross premiums written were written through brokers with the balance written directly with ceding company clients. In the reinsurance brokerage industry, brokers are engaged by the ceding companies to place reinsurance on their behalf. In 2019, companies controlled by Aon plc, Marsh & McLennan Companies, Inc. and TigerRisk Partners, LLC were TransRe’s largest brokerage sources of business, accounting for approximately 26 percent, 17 percent and 16 percent, respectively, of gross premiums written. The reinsurance brokerage industry is dominated by certain of these brokers. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

Underwriting. TransRe’s underwriting process emphasizes a team approach among TransRe’s underwriters, actuaries, claims staff and senior management, as appropriate. Treaties are reviewed for compliance with TransRe’s underwriting guidelines and objectives, and most treaties are evaluated in part based upon actuarial analyses conducted by TransRe. TransRe’s actuaries are independent from the underwriting department and are responsible for providing underwriters objective account analyses utilizing available industry and account-specific data along with industry and proprietary actuarial models. TransRe’s actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered. Property catastrophe-exposed treaties are generally evaluated using industry standard models, as well as proprietary TransRe models. These models are used as a guide for risk assessment and portfolio optimization and are continually updated. TransRe also frequently conducts underwriting and claims audits at the offices of a ceding company before and after entering into major treaties.  This is because reinsurers, including TransRe, do not separately evaluate each of the individual risks assumed under such treaties and, consequently, are largely dependent on the original underwriting decisions made by the ceding company. Such dependence subjects TransRe, and reinsurers in general, to the possibility that the ceding companies have not adequately evaluated and priced the risks to be reinsured and, therefore, that the premiums ceded may not adequately compensate TransRe for the risk assumed.

TransRe often seeks to lead treaty placements. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and therefore has significant influence in negotiating price, terms and conditions. TransRe may decline any treaty business offered to it based upon its assessment of all relevant factors. Such factors include type and level of risk assumed; actuarial and underwriting judgment with respect to rate adequacy; various treaty terms; prior and anticipated loss experience (including exposure to natural and man-made catastrophes) on the treaty; prior business experience with the ceding company; overall financial position; operating results; ratings from credit rating agencies of the ceding company; and social, legal, regulatory, environmental and general economic conditions affecting the risks assumed or the ceding company.

Ratings. TRC, TRL and TRESA are rated A+ by Standard & Poor’s Ratings Services, or “S&P,” and A+ (Superior) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated A1 by Moody’s Investors Service Inc., or “Moody’s.” Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on page 68 of this Form 10-K.

Insurance Segment

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through RSUI, headquartered in Atlanta, Georgia, and CapSpecialty, headquartered in Middleton, Wisconsin. AIHL Re, our Vermont-domiciled captive reinsurance company, provides reinsurance to our current and former insurance operating subsidiaries and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CapSpecialty and AIHL Re.

The insurance segment constitutes a smaller portion of our consolidated net premiums written and is reported through our RSUI and CapSpecialty subsidiaries.

2019 Net Premiums Written

RSUI

General. RSUI conducts its insurance operations through its wholly-owned insurance company subsidiaries RSUI Indemnity Company, or “RIC,” Landmark American Insurance Company, or “Landmark,” and Covington Specialty Insurance Company, or “Covington.” RSUI’s operating subsidiaries write specialty insurance coverages in the property, umbrella/excess liability, general liability, directors’ and officers’ liability and professional liability lines of business. RSUI’s operating subsidiaries also write a modest amount of reinsurance business on an assumed basis, which is included in the insurance segment.

The market for specialty insurance coverages differs significantly from the market for standard insurance coverages. The specialty market provides coverage for hard-to-place risks that generally do not fit the underwriting criteria of the standard market, which provides coverage for largely uniform and relatively predictable exposures and is highly regulated with respect to rates and forms.

RSUI’s operating subsidiaries write specialty business on both an admitted and non-admitted basis. Admitted insurers are authorized to market, sell and service insurance policies in the states where they are licensed. Admitted insurers are generally required to obtain regulatory approval of their policy forms and premium rates. Non-admitted insurance markets have developed to provide insurance that is otherwise unavailable from a state’s admitted insurance markets. Non-admitted insurance is procured by either state-licensed surplus lines brokers who place risks with insurers not licensed in that state or by insureds’ direct procurement from non-admitted insurers. Non-admitted insurance is subject to considerably less regulation with respect to premium rates and forms. RSUI writes admitted specialty business primarily through RIC, a New Hampshire-domiciled insurer, licensed in all 50 states and the District of Columbia.  Specialty business written by RIC is subject to state policy form and premium rate regulations. Most of the risks in the admitted specialty market are unique and hard-to-place in the standard market. However, rather than looking to the non-admitted market, certain policyholders procure such specialty coverage from an admitted insurance company based on regulatory and/or marketing concerns. As an admitted carrier, RIC is subject to more state regulation than a non-admitted carrier, particularly with regard to rate and form filing requirements, restrictions on the ability to exit lines of business, premium tax payments and membership in various state associations, such as state guaranty funds and assigned risk plans.

RSUI writes business on a surplus lines eligible, non-admitted basis primarily through Landmark, a New Hampshire-domiciled insurer. As a surplus lines eligible, non-admitted insurance company, Landmark is not subject to state policy form and premium rate regulations and thus has more flexibility in setting rates and coverages for specialized or hard-to-place risks. This typically results in policies with higher premiums and more restrictive coverage provisions than coverages written by a standard insurance company. As of December 31, 2019, Landmark was approved to write business on a non-admitted basis in all 50 states.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, issue surplus lines policies written primarily by RSUI.  Through RSUI’s binding authority department, Covington writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements, in place since 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third-party reinsurance, to RIC.

As of December 31, 2019, the statutory surplus of RIC was approximately $1.8 billion, the statutory surplus of Landmark was approximately $157 million, the statutory surplus of Covington was approximately $52 million, each as determined in accordance with SAP, and the consolidated equity of RSUI was $1.9 billion, as determined in accordance with GAAP.

Distribution. As of December 31, 2019, RSUI conducted its insurance business through approximately 101 independent wholesale insurance brokers located throughout the U.S. and 24 managing general agents. RSUI’s wholesale brokers are appointed based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent and the size and experience of the agency. A wholesale broker’s operations are appointed to distribute RSUI’s products on a location by location basis. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority for RSUI. RSUI’s top five producing wholesale brokers accounted for approximately 75 percent of gross premiums written by RSUI in 2019. RSUI’s top two producing wholesale brokers, CRC Insurance Services, Inc. and AmWINS Group, Inc., accounted for, in the aggregate, approximately 45 percent of RSUI’s gross premiums written in 2019. RSUI has entered into underwriting authority arrangements with 24 managing general agents for small, specialized coverages.

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

CapSpecialty

General. CapSpecialty, primarily through its wholly-owned subsidiaries Capitol Indemnity Corporation, or “CIC,” Capitol Specialty Insurance Corporation, or “CSIC,” and Platte River Insurance Company, or “Platte River,” operates in the 50 states and the District of Columbia. Through October 1, 2019, CapSpecialty also included the operations and results of Professional Risk Management Services, Inc., which was acquired from TransRe in 2014 and resold to TransRe effective October 1, 2019.

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

CSIC conducts all of its business on an authorized, non-admitted basis nationally and writes primarily specialty lines of property and casualty insurance, including the professional lines of business.

Platte River is licensed in the 50 states and the District of Columbia and operates in conjunction with CIC, primarily providing surety products and offering pricing flexibility in those jurisdictions where both CIC and Platte River are licensed.

Effective January 1, 2014, CapSpecialty was recapitalized pursuant to a series of transactions which included the exchange by AIHL of its common stock in CapSpecialty for Series A Convertible Preferred Stock carrying a five percent preference, or the “Preferred Stock,” and the subsequent sale by AIHL to TransRe of 24.9 percent of the Preferred Stock for a cash purchase price based on CapSpecialty’s December 31, 2013 GAAP book value. At the same time, CapSpecialty reserved shares of restricted common stock, or the “Restricted Stock,” which were subordinate to the Preferred Stock, for issuance to the management of CapSpecialty pursuant to a restricted stock plan. In connection with the July 2019 retirement of CapSpecialty’s chief executive officer, AIHL repurchased the Restricted Stock issued to CapSpecialty management, and TransRe transferred its Preferred Stock to Alleghany.

AIHL Re and CapSpecialty entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re provides CapSpecialty with coverage primarily for adverse development on certain net loss and allocated loss adjustment expenses, or “LAE,” in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. See Note 5(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the intercompany reinsurance contract.

As of December 31, 2019, the statutory surplus of CIC was approximately $274 million, which included the statutory surplus of CSIC of approximately $60 million and the statutory surplus of Platte River of approximately $52 million, each as determined in accordance with SAP. As of December 31, 2019, the consolidated equity of CapSpecialty was $395 million, as determined in accordance with GAAP.

Distribution. CapSpecialty conducts its insurance business through independent wholesale brokerage and retail agents and general insurance agents located throughout the U.S. As of December 31, 2019, CapSpecialty had 71 general agents licensed to write property and casualty and surety coverages, approximately 192 brokers specializing in professional liability coverages and approximately 243 independent agents licensed to write surety coverages only. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products.

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

Ratings. CIC, CSIC and Platte River are rated A (Excellent) by A.M. Best.

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

Alleghany Capital Segment

We own and manage a diverse portfolio of middle-market businesses primarily through Alleghany Capital. Alleghany Capital’s businesses include:

•

PCT. On April 26, 2012, we acquired a controlling interest in PCT, a holding company headquartered in Rockford, Illinois, with three operating businesses: (i) Bourn & Koch, Inc., a provider of precision automated machine tool solutions, acquired in April 2012; (ii) Diamond Technology Innovations, Inc., a manufacturer of waterjet orifices and nozzles and a provider of related services, acquired in October 2016; and (iii) Coastal Industrial Distributors, LLC, a provider of high-performance solid carbide end mills, acquired in June 2019. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent.  All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

•

Kentucky Trailer. On August 30, 2013, we acquired a controlling interest in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky. Kentucky Trailer has made two recent acquisitions of controlling interests in manufacturers of aluminum feed transportation equipment. As of December 31, 2019, we owned approximately 77 percent of the common equity of Kentucky Trailer, as well as a preferred equity interest.

•

Jazwares. On July 31, 2014, we invested in Jazwares, a global toy, entertainment and musical instrument company, headquartered in Sunrise, Florida, for a 30 percent interest. On April 15, 2016, we acquired a controlling interest in Jazwares and, beginning on that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In 2016, Jazwares acquired a musical products business and made two smaller acquisitions in 2018. On October 1, 2019, Jazwares acquired the outstanding equity of Wicked Cool Toys, LLC, or “WCT,” a global toy company based in Bristol, Pennsylvania. As of December 31, 2019, we owned approximately 75 percent of Jazwares.

•

IPS. On October 31, 2015, we acquired a controlling interest in IPS, a design, engineering, procurement, construction management and validation service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania. As of December 31, 2019, we owned approximately 85 percent of IPS.

•

W&W|AFCO Steel. On April 28, 2017, we acquired a controlling interest in W&W|AFCO Steel, a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma. On February 7, 2018, W&W|AFCO Steel acquired Hirschfeld Holdings, LP, or “Hirschfeld,” a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. As of December 31, 2019, we owned approximately 80 percent of W&W|AFCO Steel.

•

Concord. On October 1, 2018, we acquired a controlling interest in Concord, a hotel management and development company, headquartered in Raleigh, North Carolina. As of December 31, 2019, we owned approximately 85 percent of Concord.

•

Wilbert. On August 1, 2017, we acquired a 45 percent interest in Wilbert, a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. Wilbert is accounted for under the equity method of accounting. As of December 31, 2019, we owned approximately 45 percent of Wilbert. On December 31, 2019, Alleghany Capital exercised its call right to acquire a majority of the remaining outstanding equity interests in Wilbert.  The purchase of such additional equity interest is subject to the satisfaction of certain closing conditions and is expected to close later in 2020.

Alleghany Capital’s subsidiaries report the sales of goods and services as noninsurance revenue.  Alleghany Capital noninsurance revenues for 2019 were approximately $2.3 billion, with W&W|AFCO Steel and IPS accounting for the majority of such revenues.

2019 Alleghany Capital Noninsurance Revenue

(1)	Includes WCT since October 1, 2019.

Corporate Activities

At the Alleghany parent company-level, we seek out attractive investment opportunities, including strategic investments in operating companies, delegate responsibilities to competent and motivated managers at the operating business-level, set goals for our operating businesses, assist managers in the achievement of these goals, define risk parameters and appropriate incentives for our operating businesses and monitor progress against their long-term objectives.

We own certain holding company investments and wholly-owned subsidiaries, including:

•	Roundwood. Our public equity investments are managed primarily by Roundwood.
•

SORC. In June 2011, we formed SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. From formation through December 31, 2019, we have invested $275.9 million in SORC. As of December 31, 2019, SORC’s stockholder’s equity was $86.7 million.

•

Alleghany Properties. We own and manage properties in the Sacramento, California region through Alleghany Properties. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2019, Alleghany Properties owned approximately 95 acres of property in various land use categories ranging from multi-family residential to commercial.

Catastrophe Risk Management

Our reinsurance and insurance subsidiaries are exposed to natural catastrophe events, such as hurricanes, other windstorms and earthquakes, and man-made catastrophe events such as a major terrorist event, the bankruptcy of a major company or a marine or an aviation disaster. These natural or man-made catastrophe events may expose our reinsurance and insurance subsidiaries to underwriting losses across multiple lines of business and, in any given year, could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.  The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event, as well as the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events, including considering catastrophe risks in their underwriting and pricing decisions, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophe events. Our reinsurance and insurance subsidiaries also use reinsurance to further limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance Protection” below.

We assess the probability of occurrence and severity of catastrophe events through the use of industry recognized models and other techniques. Where appropriate, we supplement these models with our own assessment of exposures which, in our view, may not be appropriately captured by these models. In addition, our reinsurance and insurance subsidiaries use modeled loss scenarios and internal analyses to set risk retention levels and help structure their reinsurance programs in an effort to ensure that single zone and aggregate catastrophe exposures conform to established subsidiary and group-level risk tolerances and fit within the existing exposure portfolio.  Our loss estimates for zonal and aggregate catastrophe exposures are updated and reviewed against tolerances as part of our risk oversight processes on a quarterly basis. Risk tolerances are subject to change based on our view of the risk-return characteristics of business being underwritten.

There is no single standard methodology or set of industry standard assumptions to project possible losses related to catastrophe exposures and the form and quality of the data obtained, including data obtained from insureds and ceding companies, and used in these models are not uniformly compatible with the data requirements of all models. Therefore, the use of different methodologies and assumptions could materially change the projected losses. Finally, these modeled losses may not be comparable with estimates made by other companies.

Reinsurance Protection

General

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk-capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated, third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

TransRe enters into various retrocession arrangements, including property catastrophe retrocession contracts, to manage the effects of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns, strengthen its market position and enhance capital efficiency. These include excess-of-loss and quota share treaties in traditional rated form, as well as catastrophe bonds and other collateralized insurance-linked structures. TransRe’s retrocession protections generally have a one-year term and renewal dates occur throughout the year, with the majority renewing at January 1 and June 1.  The catastrophe bonds, however, have a four-year term, with maturities in 2022 and 2023.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, per risk and catastrophe excess-of-loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions of these programs expired on April 30, 2019. Both programs were renewed on May 1, 2019 with substantially similar terms as the expired programs.

Terrorism Act

With respect to potential losses arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act fixes the insurer deductible at 20 percent of an insurer’s direct earned premium of the preceding calendar year. The Terrorism Act also initially fixed the federal share of compensation at 85 percent of insured losses that exceed insurer deductibles. As provided in the Terrorism Act, beginning on January 1, 2016, the federal share began to decrease by 1 percentage point per calendar year and will continue to decrease on that basis until the federal share is equal to 80 percent. On December 20, 2019, President Trump signed into law a seven-year extension of the Terrorism Act continuing through 2027. The Terrorism Act is administered by the U.S. Secretary of the Treasury.

The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the U.S. (including in the U.S. territorial sea and the Outer Continental Shelf), at U.S. missions abroad or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against specified acts of terrorism, the Terrorism Act requires the U.S. federal government to reimburse such insurers for the federal share (80 percent, as of January 1, 2020) of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from a covered act of terrorism exceed $200.0 million for insured losses occurring in 2020, but no payment will be made for any portion of aggregate industry insured losses that exceeds $100.0 billion during a particular calendar year.

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

Approximately 11 percent of all policies and approximately 10 percent of property policies written by RSUI in 2019 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism and, as a result, RSUI is liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to potential Terrorism Act reimbursement.

Reinsurance Security Committee

We have established a Reinsurance Security Committee, which includes certain of our officers and the chief financial officers (or their designees) of each of TransRe, RSUI and CapSpecialty. The Reinsurance Security Committee meets to track, analyze and manage the use of reinsurance by our reinsurance and insurance subsidiaries. The Reinsurance Security Committee also considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by a reinsurer. As of December 31, 2019, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,682.0 million, consisting of $1,583.9 million of ceded outstanding loss and LAE and $98.1 million of recoverables on paid losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants and, therefore, the financial strength of their reinsurers is important. Approximately 66 percent of our reinsurance recoverables balance as of December 31, 2019 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit. Our reinsurance and insurance subsidiaries had no allowance for uncollectible reinsurance as of December 31, 2019. Information related to concentration of reinsurance recoverables can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance Recoverables” of this Form 10-K and Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on pages 67 and 68 of this Form 10-K.

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

In addition to competition from the reinsurance industry, TransRe faces competition from the capital markets, as well as some traditional reinsurers, which from time to time produce alternative products or reinsurance vehicles (such as collateralized reinsurance, reinsurance securitizations, catastrophe bonds and various derivatives, such as swaps and sidecars) that may compete with certain types of reinsurance, such as property catastrophe. Hedge funds also provide reinsurance and retrocessional protections through captive companies or other alternative transactions on a fully collateralized basis for property and energy catastrophe business. Over time, these initiatives could significantly affect supply, pricing and competition in the reinsurance industry. Our reinsurance and insurance subsidiaries may also compete with new entrants into the reinsurance and insurance markets, including companies with new or “disruptive” technologies or business models.

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance businesses can be found on pages 66 and 67 of this Form 10-K.

The various industries in which Alleghany Capital’s subsidiaries operate are highly competitive, though the nature and degree of such competition varies greatly by company and industry.  Competition is based on many factors, including the perceived financial strength, expertise and reputation of the company, the quality and timeliness of the goods and services being provided, prices charged for goods and services and other contractual terms and conditions associated with the sale of goods and services.

Employees

As of December 31, 2019, we employed a total of 10,786 persons, as presented below:

(1)	Primarily consisting of 4,489 employees at Concord, 1,735 employees at W&W|AFCO Steel, 1,372 employees at IPS and 1,141 employees at Kentucky Trailer.

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

U.S. Regulation

Our reinsurance and insurance subsidiaries are regulated in all U.S. jurisdictions in which they are licensed to conduct business. The extent of this regulation varies, but state insurance laws and regulations generally govern the financial condition of reinsurers and insurers, including standards of solvency, types and concentrations of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy. In addition, state insurance laws and regulations govern the business conduct of insurers, including marketing and sales practices and claims handling and require the approval of nearly all rates, policy forms and related materials for lines of insurance. U.S. insurance regulation generally aims to protect policyholders and to ensure that insurance companies remain solvent.  The National Association of Insurance Commissioners, or the “NAIC,” which is discussed below, reviewed all aspects of financial regulation affecting insurance companies following the 2008 financial crisis. In furtherance of this initiative, the NAIC adopted new model laws, and numerous states subsequently enacted new laws and regulations, which have updated the U.S. insurance solvency framework.

Insurance Holding Company Regulation. As an insurance holding company, we and our reinsurance and insurance subsidiaries are subject to regulation under the insurance holding company laws enacted in those states where our reinsurance and insurance subsidiaries are domiciled or where they conduct business. These laws generally require insurance companies controlled by a holding company to register and file with their domestic insurance regulators information concerning their capital structure, ownership, financial condition, certain intercompany transactions, including dividends and distributions and general business operations.

The insurance holding company laws of some states, including with respect to the payment of dividends and distributions, may be more restrictive than the insurance holding company laws of other states. Under these laws, our reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution without the prior approval of the domestic state insurance regulators. The insurance laws of New York, Wisconsin and New Hampshire, which represent some of our domiciliary states, utilize a more restrictive “lesser than” calculation for determining whether a distribution constitutes an extraordinary dividend, thereby requiring prior regulatory approval.  In New York, for instance, an extraordinary dividend means a dividend which, together with all dividends declared during the preceding twelve months, exceeds the lesser of 10 percent of the insurer’s surplus to policyholders as shown by its last annual statement, or 100 percent of adjusted net investment income during such period.  In contrast, the insurance laws of other states, such as Delaware and Nebraska, where certain of our reinsurance and insurance subsidiaries are domiciled, utilize a less restrictive “greater than” test for extraordinary dividend calculations.  In Delaware, for example, an extraordinary dividend includes any dividend, together with other dividends made within the preceding 12 months, that exceeds the greater of: (i) 10 percent of such insurer’s surplus as regards to policyholders as of the preceding year end; or (ii) the net income, excluding realized capital gains, for the twelve-month period ending the preceding year end. In addition, certain states where Alleghany’s reinsurance and insurance subsidiaries are domiciled prohibit a domestic insurance company from paying ordinary and extraordinary dividends except out of earned surplus.

In addition, insurance holding company laws and regulations to which we and our reinsurance and insurance subsidiaries are subject generally require prior notification and approval or non-disapproval by the domiciliary insurance regulators of certain other significant transactions, including sales, loans, reinsurance agreements and service agreements between an insurer subsidiary, on the one hand, and its holding company or other subsidiaries of the holding company, on the other hand.

Insurance holding company laws and regulations to which we and our reinsurance and insurance subsidiaries are subject also generally require the ultimate controlling person of the reinsurer or insurer to comply with certain informational requirements with the purpose of protecting such reinsurer or insurer from enterprise risk, including requiring the ultimate controlling person to file with the group’s lead state insurance regulator an annual enterprise risk report (also known as a Form F) that identifies the risks within the insurance holding company system that could have a material impact on the financial condition or liquidity of the reinsurer or insurer or the entire insurance holding company system.

The insurance holding company laws and regulations of the states in which our reinsurance and insurance subsidiaries are domiciled also generally require that, before a person can acquire direct or indirect control of a reinsurer or an insurer domiciled in the state (or any person controlling such domestic insurer or reinsurer), prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. In determining whether to approve a person’s direct or indirect acquisition of control over an insurance company, the state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers and the acquirer’s plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, “control” over a reinsurer or an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10 percent or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the shares of the ultimate controlling person’s common stock.

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Risk Management. State insurance laws enacted in nearly all U.S. states (including all of the states where our reinsurance and insurance subsidiaries are domiciled) require reinsurers and insurers that exceed certain specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. In addition, these laws require that, at least annually, the reinsurer or insurer must prepare a summary report, or the “ORSA Report,” regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report is filed, on a confidential basis, with the insurance holding company group’s lead state regulator and made available to other domiciliary regulators within the holding company group.

Corporate Governance. The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, or the “Corporate Governance Model Act,” which, following enactment at the state level, will require insurers and reinsurers to disclose detailed information regarding their governance practices. As of December 31, 2019, the Corporate Governance Model Act had been adopted in full or in substantial part in approximately 43 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. Effective January 1, 2020, the provisions of the Corporate Governance Model Act must be adopted by a state in order to maintain its NAIC accreditation. The Corporate Governance Model Act is therefore expected to be adopted in full or substantial part by the remaining states over the next year.

Group Supervision and Group Capital. In response to international developments, the NAIC has established procedures for the supervision of domestic and international insurance groups, including those groups with both insurance and non-insurance entities. The NAIC has also adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Model Holding Company Act,” which, following enactment at the state level, would authorize U.S. regulators to lead or participate in the group-wide supervision of certain international insurance groups. As of December 31, 2019, these amendments to the Model Holding Company Act had been adopted by approximately 42 states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. Effective January 1, 2020, these amendments to the Model Holding Company Act must be adopted by a state in order to maintain its NAIC accreditation. The amendments to the Model Holding Company Act are therefore expected to be adopted in full or substantial part by the remaining states over the next year.

Additionally, the NAIC is continuing to develop a group capital calculation tool using a risk-based capital, or “RBC,” aggregation methodology for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. The NAIC has stated that the calculation will be a regulatory tool and does not constitute a requirement or standard. The field testing phase began in mid-May 2019 and it was completed in the fall.  The NAIC expects to adopt the final group capital calculation tool in 2020.  We cannot predict what impact this proposed capital calculation may have on our operations.  The amendments to the Model Holding Company Act regarding group supervision and proposals regarding group capital relate to the standards incorporated in the U.S./EU Covered Agreement, discussed below.

Cybersecurity. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. To date, the Insurance Data Security Model Law has only been adopted by a few states, including some of the states where our reinsurance and insurance subsidiaries are domiciled.  In addition, certain states are developing or have developed regulations that may impose regulatory requirements related to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include RBC rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized and whether regulatory intervention is warranted. As of December 31, 2019, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under applicable RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2019, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of our reinsurance and insurance companies in the U.S.

The NAIC annually calculates certain statutory financial ratios for most reinsurance and insurance companies in the U.S. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There are thirteen IRIS ratios for property/casualty insurers, with each ratio having an established “usual range” of results. The IRIS ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio falling outside the usual range is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. The NAIC reports the ratios to state insurance departments that may then contact a company if four or more of its ratios fall outside the NAIC’s usual ranges. Our reinsurance and insurance subsidiaries are not currently subject to regulatory scrutiny based on their respective IRIS ratios.

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

Federal Legislative and Regulatory Initiatives. As discussed in more detail under “Reinsurance Protection” above, the Terrorism Act established a federal assistance program to help the commercial property and casualty insurance industry cover claims arising from terrorism-related losses and regulates the terms of insurance related to the terrorism coverage provided by our insurance companies.

On July 21, 2010, President Barack H. Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementing rules and regulations.

It also created the Financial Stability Oversight Council, or the “FSOC,” comprising the heads of federal agencies including the Securities and Exchange Commission, Comptroller of the Currency, U.S. Department of the Treasury and the Federal Reserve, to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. The FSOC is authorized to designate a nonbank financial company as “systemically significant,” or a “non-bank SIFI,” if its material financial distress could threaten the financial stability of the U.S. A non-bank SIFI is subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. There are currently no such non-bank SIFIs designated by the FSOC.

On February 3, 2017, President Trump issued Executive Order 13772 on Core Principles for Regulating the U.S. Financial Systems in order to foster “vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures” and advancing American interests in international regulatory negotiations and meetings.  On April 21, 2017, President Trump issued a Presidential Memorandum which instructed the Treasury Secretary to review the FSOC designation process and evaluate and report to the President on whether the FSOC’s activities related to non-bank SIFIs, including prioritizing an activities-based approach instead of individual designations, and enhancing the analytical process, engagement, and transparency of the designation process.  On December 4, 2019, the FSOC approved final guidance related to a revised process for designating non-bank SIFIs, which substantially changes the FSOC’s procedures by adopting an activities-based approach and moving away from the entities-based approach.  The final guidance became effective on January 29, 2020.  This change of measures to address systemic risk in the insurance industry could affect our reinsurance and insurance operations as could a determination that we or our counterparties are systemically significant.

The Dodd-Frank Act also created the Federal Insurance Office, or the “FIO,” within the U.S. Department of the Treasury which is designed to promote national coordination within the insurance sector and which has the authority, in part, to monitor all aspects of the insurance industry, including identifying issues or gaps in the regulation of reinsurers and insurers that could contribute to a systemic crisis in the insurance industry or the U.S. financial system. The Dodd-Frank Act authorizes the FIO to assist the Secretary of the Treasury and the Office of the U.S. Trade Representative in negotiating “covered agreements” with foreign jurisdictions regarding prudential measures for the supervision of global reinsurance and insurance markets. A covered agreement may preempt a state law if the FIO determines that the state law is inconsistent with a covered agreement’s terms and treats a non-U.S. reinsurer or insurer less favorably than a U.S. reinsurer or insurer.

Covered Agreements and Credit for Reinsurance. Currently, our non-U.S. reinsurance companies are indirectly subject to the effects of regulatory requirements imposed by the states in which their U.S. ceding insurers are domiciled.  Under current U.S. law, an insurer is permitted to take credit on its statutory financial statements for the loss, expense or reserve obligations of its reinsurers if the reinsurer is licensed, accredited or approved in the U.S. insurer’s state of domicile or if the reinsurer posts collateral for the sole benefit of the U.S. insurer equal to 100% of the reinsurer’s obligations.  Additionally, all states permit a U.S. insurer to take credit for reinsurance ceded to a non-U.S. reinsurer that posts collateral in amounts less than 100% of the reinsurer’s obligations if the reinsurer has been designated as a “certified reinsurer” and is domiciled in a country recognized by the state and the NAIC as a “qualified jurisdiction.”  The reduced percentage of full collateral applied to a certified reinsurer is based upon an assessment of the reinsurer and its financial ratings.

In January 2017, the Treasury Department and the Office of the U.S. Trade Representative announced their successful completion of negotiations of a covered agreement with the EU. The covered agreement addresses three areas of prudential insurance and reinsurance supervision: (i) group supervision; (ii) reinsurance; and (iii) the exchange of information between the U.S. and EU. The covered agreement was signed on September 22, 2017, and each party is undertaking its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) prior to the applicability of the covered agreement. The U.S./EU covered agreement eliminates the requirement for EU reinsurers to post reinsurance collateral in order for their U.S. ceding insurers to take credit for reinsurance.  In order to be eligible for zero collateral treatment, an EU reinsurer must meet certain standards including, among others, minimum capital and solvency ratios, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards.  Because the covered agreement may preempt an inconsistent state law that treats EU reinsurers less favorably than a U.S. reinsurer, any U.S. state credit for reinsurance law not amended by September of 2020 to incorporate the zero reinsurance collateral provisions of the covered agreement may be subject to federal preemption.  On June 25, 2019, the NAIC adopted amendments to the NAIC’s Credit for Reinsurance Model Law to conform to the requirements of the covered agreement, thus paving the way for U.S. states to similarly amend their credit for reinsurance laws and avoid potential federal preemption of these laws.  The NAIC also recently undertook steps to make its amendments to the Credit for Reinsurance Model Law an accreditation standard for the states.  The newly adopted amendments also extend the zero reinsurance collateral provisions in the U.S./EU covered agreement to eligible reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but the NAIC has identified as “Reciprocal Jurisdictions” pursuant to the NAIC Process for Evaluating Qualified and Reciprocal Jurisdictions.  We cannot currently estimate the impact of changes to the laws and regulations as a consequence of any such adopted covered agreements on our business, financial condition or operating results.

In addition, the covered agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the U.S./EU covered agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators (and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers for a sixty-month period), provided those U.S. regulators apply a group capital assessment calculating risk at the worldwide group level. In anticipation of the U.K.’s pending exit from the EU, on December 20, 2018, the Treasury Department and the Office of the U.S. Trade Representative announced that they had signed an additional covered agreement with the U.K.  The agreement between the U.S. and the U.K. largely reflects the provisions of the covered agreement between the U.S. and the EU and incorporates the same timeframes contained within it.  The covered agreement between the U.S. and the U.K. addresses: (i) group supervision, (ii) reinsurance and (iii) the exchange of information between supervisory authorities.  We expect that, if successfully implemented, this covered agreement will resolve some of the regulatory uncertainty that will follow Brexit (as defined below) for U.S. reinsurers writing business in the U.K., as well as U.K.-based reinsurers writing business in the U.S.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions TransRe has local reinsurance or insurance subsidiaries, such as TRL in the U.K. and TRESA in Luxembourg.

The extent of the regulation varies by foreign jurisdiction, but generally governs licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investments. International operations and assets held abroad may be materially and adversely affected by economic, political and other developments in foreign countries and the U.S., including possible changes in foreign and U.S. laws and regulations, nationalization and changes in regulatory policy, unexpected financial restrictions that foreign governments may impose and potential costs and difficulties in complying with a wide variety of foreign laws and regulations, as well as by the consequences of international hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. International operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, the Office of Foreign Assets Control of the Treasury Department, or “OFAC,” Solvency II, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the OFAC and sanctions laws implemented by other countries in which TransRe operates. Further, regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets. A discussion of risks unique to international operations faced by TransRe’s offices that operate in jurisdictions outside the U.S. can be found on pages 69 through 71 of this Form 10-K.

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

Luxembourg Regulation. TRESA is licensed to carry on reinsurance business in Luxembourg. As a result, TRESA is required to comply with The Law of 7 December 2015 on the Insurance Sector and the regulations and guidance issued by the Financial Supervisory Authority, or the “Commissariat aux Assurances.” Some of the significant aspects of the Luxembourg regulatory framework include complying with capital and solvency, corporate governance, risk management and internal control requirements. In addition, TRESA is subject to annual reporting requirements enacted by Commissariat aux Assurances.

Branch Regulation. TRC operates in a number of other jurisdictions through a series of foreign branches, including branches in Australia, Bermuda, Canada, France, Germany, Japan, the Hong Kong Special Administrative Region of the People’s Republic of China, the U.K., Switzerland and Singapore, and TRESA operates in Switzerland, Germany, France and Dubai through branches. As a result, TRC and TRESA are required, among other things, to meet local licensing, reserve, currency, investment and capital requirements for these branches.

Legislative and Regulatory Initiatives. Our insurance business throughout the EU is subject to an EU directive known as “Solvency II,” and its implementing rules, which have been in effect since January 1, 2016. The implementation of Solvency II represented a fundamental revision to the European regulatory regime that sought to enhance transparency and risk management and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. TransRe could be materially impacted by Solvency II and a key risk is that Solvency II rules may reduce TRL’s, TRESA’s and/or TRC’s branch’s regulatory solvency position by, for example, increased capital requirements or a reduction in eligible funds. Solvency II could also materially impact TransRe, given that Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRL and TRESA, as well as the branches of TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work if compliance with the Solvency II regime came into question which in turn may divert finite resources from other business related tasks.

Within the EU, EU member states, or “Member States,” are required to adopt common standards for authorizing and supervising reinsurance companies that are headquartered in a Member State. TRC operates within the EU as a “Third Country Reinsurer” under Solvency II through a series of foreign branches and on a cross-border basis. Each branch of TRC in the EU is separately authorized by the relevant regulator in the Member State in which it is established. Currently, TRC continues to conduct business within the EU through its foreign branches with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State related to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries related to Third Country Reinsurers. Since 2013, TransRe has been working to mitigate the risks associated with being a Third Country Reinsurer by migrating business originating in the EU from TransRe branches to TRL.

The referendum on the U.K.’s membership in the EU was held on June 23, 2016 and resulted in a vote in favor of the withdrawal of the U.K. from the EU, or “Brexit.” As a result of Brexit, our U.K. operations could lose their European Economic Area financial services passporting rights. Additional information on the uncertainty surrounding the implementation and effect of Brexit can be found on pages 69 through 71 of this Form 10-K. In anticipation of the U.K.’s pending exit from the EU, on December 18, 2018, the Treasury Department and the Office of the U.S. Trade Representative announced that they had signed a new Bilateral Agreement between the U.S. and the U.K. on Prudential Measures Regarding Insurance and Reinsurance. The agreement between the U.S. and the U.K. largely reflects the provisions of the covered agreement between the U.S. and the EU and incorporates the same timeframes contained within it.  The covered agreement between the U.S. and the U.K. addresses: (i) group supervision; (ii) reinsurance; and (iii) exchange of information between supervisory authorities. We expect that, if successfully implemented, this covered agreement will resolve some of the regulatory uncertainty that will follow Brexit for U.S. reinsurers writing business in the U.K., as well as U.K. based reinsurers writing business in the U.S.

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

In addition to regulation within the U.S., by the EU and by the various jurisdictions outside the U.S. where TransRe operates, we may be affected by regulatory policies adopted by the IAIS. Regulators in more than 200 jurisdictions and approximately 140 countries, representing both established and emerging markets, are working with the IAIS to consider changes to reinsurer and insurer solvency standards and group supervision of companies in a holding company system, including non-insurance companies. Current IAIS initiatives include development of a Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame,” which has been in progress since 2010. ComFrame is intended to provide a global framework of basic standards for internationally active insurance groups, or “IAIGs,” and a process for supervisors to cooperate in the supervision of IAIGs. A final form of ComFrame was formally adopted in November 2019 at the IAIS Annual General Meeting.

In October 2013, the IAIS announced that it intended to develop a risk-based, group-wide global insurance capital standard, or “ICS,” which will be included within ComFrame once it is finalized. Further to the IAIS’s announcement, it has undertaken two quantitative field testing exercises in 2015 and 2016, and published Consultation Documents in 2014 and 2016. This process culminated in the development of ICS Version 1.0 in 2017, which was intended for extended field testing, and the eventual development of ICS Version 2.0, which is intended for implementation. ICS Version 2.0 was adopted in November 2019 and it will undergo a five-year monitoring period starting in January 2020. During the monitoring period, ICS Version 2.0 will not trigger any supervisory action, but will be used for confidential reporting and discussion in supervisory colleges to provide feedback to the IAIS on the ICS design and performance.

In 2018, the IAIS announced that it would commence development of a Holistic Framework for the Supervision of Insurance Companies. This Holistic Framework also was adopted in November 2019 and will be implemented from the beginning of 2020. This framework recognizes that systemic risk can arise both from sector-wide trends with regard to specific activities and exposures, as well as from a concentration of these activities and exposures in individual insurers. The Holistic Framework consists of an enhanced set of supervisory policy measures and powers of intervention, an annual IAIS global monitoring exercise and collective discussion on the outcomes and appropriate supervisory responses.

Regulatory Convergence

Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the IAIS, is “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitating both the supervisor of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group.” We continue to assess the impact, if any, such coordination may have on insurance regulation and our reinsurance and insurance subsidiaries. The New York State Department of Financial Services has advised TransRe to expect its inaugural Supervisory College in May of 2020.

Reserves

Each of our reinsurance and insurance subsidiaries establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. The process of estimating these reserves is inherently difficult and involves a considerable degree of judgment, especially in view of changing legal and economic environments that impact loss reserve development. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, conditions and trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this Form 10-K for additional detail on our estimation process for the liability for unpaid loss and LAE.

Information on prior year loss reserve development and incurred and paid loss and LAE development by segment can be found in Note 6(b) and Note 6(c), respectively, to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the reconciliation of the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in our consolidated financial statements prepared in accordance with GAAP for the three years ended December 31, 2019.

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	As of December 31,
	2019	2018	2017
	($ in millions)
Statutory reserves	$9,598.7	$9,796.0	$9,633.4
Net reserves of non-U.S. subsidiaries (1)	745.8	596.9	587.8
Reinsurance recoverables (2)	1,583.9	1,857.4	1,650.1
GAAP reserves	$11,928.4	$12,250.3	$11,871.3

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the U.S.
(2)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves.

See Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the loss and LAE reserves of our reinsurance and insurance subsidiaries.

Asbestos-Related Illness and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries’ reserves for loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the reserves for loss and LAE incurred but not reported, or “IBNR,” claims, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves were adequate as of December 31, 2019.

At December 31, 2019 and 2018, the reserves for asbestos-related illness liabilities were approximately nine and seven times, respectively, the average paid claims for the respective prior three year period. At December 31, 2019 and 2018, the reserves for environmental impairment liabilities were approximately seven and six times, respectively, the average paid claims for the respective prior three year period.

The following tables present the reconciliation of the beginning and ending gross reserve balances for unpaid loss and LAE related to asbestos–related illness and environmental impairment claims of our reinsurance and insurance subsidiaries for the three years ended December 31, 2019.

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	2019	2018	2017
		($ in millions)
Reserves as of January 1	$36.3	$39.4	$47.2
Loss and LAE incurred	4.0	—	4.1
Paid losses	(2.8)	(3.1)	(11.9)
Reserves as of December 31	$37.5	$36.3	$39.4

Type of reserves
Case	$18.1	$14.4	$15.4
IBNR	19.4	21.9	24.0
Total	$37.5	$36.3	$39.4

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2019	2018	2017
		($ in millions)
Reserves as of January 1	$97.4	$119.0	$124.8
Loss and LAE incurred	(7.3)	(8.1)	7.1
Paid losses	(9.8)	(13.5)	(12.9)
Reserves as of December 31	$80.3	$97.4	$119.0

Type of reserves
Case	$19.3	$25.4	$30.7
IBNR	61.0	72.0	88.3
Total	$80.3	$97.4	$119.0

See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on asbestos-related illness and environmental impairment loss and LAE reserves of our reinsurance and insurance subsidiaries.

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

Risk Factors Related to our Business

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2019 were approximately $11.9 billion. These loss and LAE reserves reflect management’s best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, court resolutions and judicial interpretations, reinsurance coverage, legislative changes and other factors.

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

Natural or man-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes, floods, wildfires, as well as terrorist activities. The frequency and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses related to a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Most catastrophes are restricted to limited geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

In addition, longer-term natural catastrophe trends may be changing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of weather events such as hurricanes, tornado activity, other windstorms, floods and wildfires. To the extent climate change increases the frequency and severity of such weather events, our reinsurance and insurance subsidiaries, particularly TransRe and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of such events by considering these risks in their underwriting and pricing decisions, including their management of aggregate exposure levels and through the purchase of reinsurance. To the extent broad environmental factors, exacerbated by climate change or otherwise, lead to increases in insured losses, particularly if those losses exceed the expectations of our reinsurance and insurance subsidiaries, our financial condition and results of operations could be materially and adversely affected.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance subsidiaries will not have reinsurance protection and are exposed to potential losses as a result of any acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance subsidiaries can be found on pages 55 and 56 of this Form 10-K.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring or ceding part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2019, reinsurance recoverables reported on our balance sheet were $1.7 billion.

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

Difficult and volatile conditions in the global capital and credit markets and in the overall economy could materially and adversely affect the results of our reinsurance and insurance subsidiaries. Disruption and volatility in the global capital and credit markets and in the overall economy affects our businesses in a number of ways, including the following:

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

The businesses of our reinsurance and insurance subsidiaries are heavily regulated, and changes in regulation may limit their ability to pay dividends, reduce their profitability and limit their growth. Our reinsurance and insurance operating subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business, both in the U.S. and other countries. This regulation is generally designed to protect the interests of policyholders and not necessarily the interests of insurers, their stockholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of a reinsurance or insurance company’s business. Moreover, insurance laws and regulations, among other things: establish solvency requirements, including minimum reserves and capital and surplus requirements; limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval; and impose restrictions on the amount and type of investments we may hold. Regulatory and legislative authorities continue to implement enhanced or new regulatory requirements that may impact our reinsurance and insurance businesses.  The application of these laws could affect our liquidity and ability to pay dividends, interest and other payments on securities, among other things.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, credit for reinsurance laws, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. We cannot predict the impact on our business, if any, of any potential “roll back” or dismantling of the Dodd-Frank Act. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 57 through 63 of this Form 10-K.

Our operations in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations. Our international operations and assets held abroad are also subject to significant legal, market, operational, compliance and regulatory risks, including risks related to:

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

In addition, TransRe’s international operations are also regulated in various jurisdictions with respect to licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves, amount and type of local investments and other matters. The international and U.S. laws and regulations that are applicable to TransRe’s international operations are complex and may increase the costs of regulatory compliance, limit or restrict TransRe’s business or subject TransRe to regulatory actions or proceedings in the future. Although TransRe attempts to comply with all applicable laws and regulations and seek licenses to undertake various activities where appropriate, there can be no assurance that TransRe is, or will be, in full compliance with all applicable laws and regulations, or interpretations of these laws and regulations, at all times. In addition, it is TransRe’s policy to continually monitor compliance with, and voluntarily report to appropriate regulatory authorities any potential violations of, all applicable laws and regulations where it is deemed appropriate, including anti-corruption and trade sanction laws, and any failure to comply with any such laws and regulations may subject TransRe to investigations, sanctions or other remedies, including fines, injunctions, increased scrutiny or oversight by regulatory authorities. The cost of compliance or the consequences of non-compliance, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations in future periods.

On January 16, 2016, following implementation of the Joint Comprehensive Plan of Action, or the “JCPOA,” certain trade sanctions laws of the EU and the United Nations restricting dealings with Iran and Iranian entities were substantially eased, and the U.S. also provided relief for certain restrictions on individuals and entities outside of the U.S. On Implementation Day, the U.S. also authorized, under General License H, foreign companies owned or controlled by U.S. persons, such as TRL and TRESA, to engage in certain transactions involving Iran and Iranian entities. Pursuant to General License H and a specific license issued to TransRe, TRL and TRESA provided reinsurance coverage to non-Iranian cedants that had exposure to de minimis Iran-related risks that were permissible under General License H. On May 8, 2018, the U.S. announced it would cease participation in the JCPOA and reinstated the sanctions that were in effect prior to U.S. participation. Foreign companies owned or controlled by U.S. persons were allowed 180 days to withdraw from any business dealings that were entered into under General License H and any additional authorizations, including general or specific licenses, granted by OFAC. Consequently, TRL and TRESA timely discontinued such coverage. As the failure to comply with trade sanctions prohibitions could subject TransRe to investigations, significant fines and other penalties, TransRe has implemented processes and procedures to comply with the reinstated trade sanctions laws of the U.S. Additionally, as the decision to withdraw from the JCPOA was unilateral, TransRe may be subject to penalties and fines in jurisdictions, such as the EU, that disallow compliance with such unilateral trade sanctions by TransRe’s operations within those jurisdictions. The cost of compliance or the consequences of non-compliance with the trade sanctions laws of the U.S. and other jurisdictions, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations.

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

Solvency II, which is a fundamental revision to the European regulatory regime that seeks to enhance transparency and risk management and encourages a proactive approach to company solvency, came into effect on January 1, 2016. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. Solvency II may affect the way in which TransRe’s international group, including TRL, TRESA and TRC’s branches in the EU operate and may have a negative impact on our results. Solvency II may reduce TRL’s, TRESA’s and/or TRC’s EU branches’ regulatory solvency position, for example, by increased capital requirements or a reduction in eligible funds. Solvency II could also materially impact the group, since Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. The changes also require an accelerated quarterly close process across the group to allow TRL, TRESA and TRC’s EU branches to meet the regulatory disclosure timetable under Solvency II. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRL, TRESA, the branches of TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work to comply with the Solvency II regime, which in turn may divert finite resources from other business related tasks.

Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators or the effect, if any, these developments may have on the TransRe group’s operations and financial condition. This uncertainty has increased as a result of the Brexit referendum which will lead to the U.K. leaving the EU. Following Brexit, the U.K. would be free to determine its own regulatory regime. We cannot currently predict whether the U.K.’s regulatory regime will be deemed equivalent to Solvency II or the impact on TRL, TRESA and TRC if the future U.K. regulatory regime is not found to be equivalent to Solvency II.

The 2016 Brexit vote whereby the U.K. electorate voted in favor of the U.K.’s exit from the EU could have an adverse effect on our business, financial condition and results of operations. The Brexit vote means that insurance and reinsurance carriers operating in the U.K. are experiencing a period of regulatory uncertainty as the U.K. and the EU undertake the challenge of redefining the U.K.’s economic and political relationships with the EU. The U.K. and the EU have negotiated and agreed to a withdrawal agreement which includes the application of transitional provisions under which EU law would broadly remain in force in the U.K. (and the U.K. will continue to contribute to the EU’s budget) until the end of December 2020.  This withdrawal agreement has now been enshrined in U.K. law after it received royal assent on January 23, 2020 and the U.K. officially left the EU on January 31, 2020.  It remains to be seen whether a full comprehensive deal on the future relationship between the U.K. and the EU can be negotiated by the end of the transition period.  In the absence of such an agreement by December 31, 2020, a “hard Brexit” would occur. The uncertainty surrounding the implementation and effect of Brexit, including the terms and conditions of such exit, the uncertainty in relation to the legal and regulatory framework that would apply to the U.K. and its relationship with the remaining members of the EU (including in relation to trade and services) during a withdrawal process and after any Brexit is effected, has caused and is likely to cause increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed U.K. companies, in particular from the financial services and insurance sector, and the recent downgrade of the credit ratings for the U.K. by S&P, Moody’s and Fitch (each with a negative outlook).

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

The loss of key personnel at our operating subsidiaries could adversely affect our results of operations, financial condition and cash flows. We rely upon the knowledge and talent of the employees of our operating subsidiaries to successfully conduct their business. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit and retain senior employees or the cost to us of doing so. A loss of key personnel could have a material adverse effect on our results of operations, financial condition and cash flows in future periods. Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain key personnel at our operating subsidiaries. The loss of key services of any key personnel at our operating subsidiaries may adversely affect our business and results of operations.

Errors and misconduct by our employees, agents, intermediaries or representatives may be difficult to detect and prevent and could expose us to significant legal liability and reputational harm. Our employees and the employees of our subsidiaries could engage in misconduct that adversely affects our business. It is not always possible to detect or prevent employee error or misconduct, and the controls and procedures that we have in place to prevent and detect this activity may not be effective in all cases. Losses may result from, among other things, illegal acts, unethical behavior, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with underwriting or other internal guidelines by our reinsurance and insurance subsidiaries or failure to comply with regulatory requirements or our internal policies. We could be subject to litigation, regulatory sanctions and serious harm to our reputation or financial position if employees were to engage or be accused of engaging in illegal or suspicious activities or failing to comply with internal guidelines and protocols. Misconduct by employees, or even unsubstantiated allegations, could result in a material adverse effect on our reputation, financial condition and results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide anti-bribery laws, which impose restrictions and may carry substantial penalties. Violations of these laws or allegations of such violations could adversely affect results of operations or financial condition. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including the U.K. Bribery Act that took effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies and controls are designed to ensure compliance with these anti-bribery laws and regulations, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees, agents or other third parties with whom we do business. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions and damage to our business or reputation could have a material adverse effect on our business, financial position and results of operations.

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

A natural or man-made disaster could cause significant business interruptions for certain of our subsidiaries that may adversely affect their results of operations, financial condition and cash flows.  The operations of certain of our subsidiaries, and those of their suppliers and customers, may potentially suffer significant business interruptions due to the effects of natural disasters (such as earthquakes, tsunamis, severe storms or hurricanes, typhoons, floods, outbreaks of pandemic or contagious diseases, including the COVID-19) or man-made disasters (such as fires, explosions, acts of terrorism or war, security breaches, cyber attacks, and power and telecommunications failures).   Such business interruptions could cause those subsidiaries and their businesses to suffer serious harm to their operations, financial condition and cash flows.  While we regularly assess and take steps to improve our existing business continuation and crisis management plans, there can be no assurance that these plans or the insurance coverages we maintain would be effective in mitigating any negative effects on our operations in the event of a disaster or resulting business interruption, nor can we provide assurance that the business continuation and crisis management plans of the independent suppliers and customers on whom our subsidiaries rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU General Data Protection Regulation, could adversely affect our results of operations or financial condition and our reputation. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees, including the New York State Department of Financial Services’ Cybersecurity Regulation, or the “NYDFS Cybersecurity Regulation,” which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training and program record keeping and certification obligations. The NYDFS Cybersecurity Regulation has increased our compliance costs, and the consequences of noncompliance could include regulatory enforcement actions and penalties, as well as reputation risk.

The NAIC adopted an Insurance Data Security Model Law, which would require licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation. To date, the Insurance Data Security Model Law has only been adopted by a few states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. If the model law continues to be enacted in additional states, such enacted laws could be inconsistent between states or with existing laws and regulations, which could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

More broadly, the General Data Protection Regulation, or the “GDPR,” which regulates data protection for all individuals within the EU, including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. The regulation sets out a number of requirements that must be complied with when handling the personal data of such EU based data subjects including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR also retains and adds to some existing requirements, including restrictions on transfers outside the European Economic Area, or the “EEA” (including Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR enhances individuals’ rights, introduces complex and far-reaching company obligations and increases penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux. The introduction of the GDPR, and any resultant changes in EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

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

The impact of changes in current accounting practices and future pronouncements could have a material adverse effect on our financial condition, results of operations and cash flows. Our financial statements are prepared in accordance with GAAP, which is periodically revised by the Financial Accounting Standards Board, or the “FASB,” and they are subject to the accounting-related rules and interpretations of the SEC. We are required to adopt new and revised accounting standards implemented by the FASB. Unanticipated developments in accounting practices may require us to incur considerable additional time and expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Changes in accounting principles, practices and standards, particularly those that apply to insurance or reinsurance businesses, also may affect our calculation of net earnings, shareholders’ equity and other financial statement line items.  For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1(r) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Our investments in debt and equity securities are subject to market fluctuations. As of December 31, 2019, our investments in debt securities were approximately $14.2 billion, or approximately 75 percent of our total investment portfolio, and our investments in equity securities had a fair value of approximately $2.5 billion, which represented approximately 13 percent of our investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.

With respect to our investments in debt securities, a rise in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2019, a 100 basis point increase in interest rates would result in an approximate $608 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

Oil and gas prices are volatile and a prolonged reduction in these prices could adversely affect the value of our investments in energy-related businesses. As of December 31, 2019, we had holdings in energy-related businesses of $530.9 million, comprised of $329.2 million of debt securities, $115.0 million of equity securities and $86.7 million of our equity attributable to SORC. The results and prospects of these energy-related businesses tend to depend highly upon the prices of oil and gas. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. A prolonged reduction in the prices of oil and gas may adversely affect the results and prospects of, and potentially the value of our investments in, these energy-related businesses.

Risks Related to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 119 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 118 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, Alleghany Capital and Roundwood are located in leased office space in New York, New York. TransRe leases office space in New York, New York for its headquarters and office space for its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CapSpecialty leases office space in Middleton, Wisconsin for its headquarters and office space in New York, New York, Glastonbury, Connecticut and other locations throughout the U.S. PCT owns its principal offices and manufacturing facilities, which are located in Rockford, Illinois and leases certain offices and manufacturing facilities, which are located in Olympia, Washington and Saco, Maine. Kentucky Trailer leases its principal offices and manufacturing facilities, which are located in Louisville, Kentucky, and has additional leased manufacturing facilities in locations throughout the U.S. and in the Netherlands. IPS leases office space in Blue Bell, Pennsylvania for its headquarters and office space in its locations around the world. Jazwares owns and leases office space in Sunrise,

Florida for its headquarters and other locations around the world. W&W|AFCO Steel owns its principal office in Oklahoma City, Oklahoma for its headquarters and owns its principal facilities, which are located throughout the U.S. Concord leases office space in Raleigh, North Carolina for its headquarters. SORC leases office space in Golden, Colorado for its headquarters and owns facilities, mineral rights and land in other locations in the Midwestern and Southeastern U.S. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our leases.

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

As of February 9, 2020, there were approximately 502 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

In February 2018, our Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million. In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020 payable on March 16, 2020. Any future determination to pay dividends to holders of our common stock will be at the discretion of our Board of Directors and will be dependent upon many factors, including our earnings, financial condition, business needs and growth objectives, capital and surplus requirements of our reinsurance and insurance subsidiaries, regulatory restrictions, rating agency considerations and other factors.

Repurchases of Equity Securities

The following table presents our common stock repurchases in the quarter ended December 31, 2019:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
October 1 to October 31	14,843	$774.10	14,843	$647.6
November 1 to November 30	12,799	780.83	12,799	637.6
December 1 to December 31	13,238	792.53	13,238	627.1
Total	40,880	782.17	40,880

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

The following graph presents (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the BI Global P&C Reinsurance Competitive Peer Group Index, or the “Bloomberg Reinsurance Index,” for the five year period beginning on December 31, 2014 through December 31, 2019. The graph assumes that the value of the investment was $100.00 on December 31, 2014.

	Base Period	INDEXED RETURNS Year Ending
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Alleghany	$100.00	$103.11	$131.20	$128.61	$136.75	$175.41
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Bloomberg Reinsurance Index	$100.00	$107.25	$124.98	$129.26	$131.21	$165.96

The graph and table above are based on the assumption that cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries(1)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in millions, except per share and share amounts)
Operating Data
Revenue	$9,040.6	$6,887.2	$6,424.6	$6,131.1	$4,999.5
Net earnings(2)	$857.8	$39.5	$90.1	$456.9	$560.3
Basic earnings per share of common stock(2)	$59.44	$2.62	$5.85	$29.60	$35.14
Average number of shares of common stock	14,431,892	15,062,567	15,410,034	15,436,286	15,871,055

	As of December 31,
	2019	2018	2017	2016	2015
	($ in millions, except per share amounts)
Balance Sheet
Total assets	$26,931.6	$25,344.9	$25,384.3	$23,756.6	$22,839.1
Senior Notes and other debt	$1,751.1	$1,669.0	$1,484.9	$1,476.5	$1,419.4
Common stockholders’ equity(2)	$8,776.7	$7,692.7	$8,514.1	$7,939.9	$7,554.7
Common stockholders’ equity per share of common stock(2)	$611.00	$527.75	$553.20	$515.24	$486.02

(1)

See Note 1(a) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information on changes in subsidiaries for the five year period ended December 31, 2019.

(2)	Attributable to Alleghany stockholders; excludes dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2019, 2018 and 2017. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

Comment on Non-GAAP Financial Measures

Throughout this Form 10-K, our analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with GAAP. Our results of operations have been presented in the way that we believe will be the most meaningful and useful to investors, analysts, rating agencies and others who use financial information in evaluating our performance. This presentation includes the use of underwriting profit and adjusted earnings before income taxes, which are “non-GAAP financial measures,” as such term is defined in Item 10(e) of Regulation S-K promulgated by the SEC. The presentation of these financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. These measures may also be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes. A discussion of our calculation and use of these financial measures is provided below.

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

Adjusted earnings before income taxes is a non-GAAP financial measure for our Alleghany Capital segment. Adjusted earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI losses; and (v) income taxes. Because adjusted earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains, OTTI losses and income taxes, it provides an indication of economic performance that is not affected by levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use adjusted earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of adjusted earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net earnings attributable to Alleghany stockholders were $857.8 million in 2019, compared with $39.5 million in 2018 and $90.1 million in 2017.
•	Net investment income increased by 9.9 percent in 2019 from 2018, and increased by 11.0 percent in 2018 from 2017.
•	Net premiums written increased by 13.9 percent in 2019 from 2018, and increased by 1.7 percent in 2018 from 2017.
•	Underwriting profit was $33.0 million in 2019, compared with underwriting losses of $161.5 million in 2018 and $316.4 million in 2017.
•	The combined ratio for our reinsurance and insurance segments was 99.4 percent in 2019, compared with 103.2 percent in 2018 and 106.4 percent in 2017.
•	Catastrophe losses, net of reinsurance, were $399.7 million in 2019, compared with $657.7 million in 2018 and $818.1 million in 2017.
•	Net favorable prior accident year loss reserve development was $184.7 million in 2019, compared with $329.0 million in 2018 and $298.6 million in 2017.
•	Noninsurance revenue for Alleghany Capital was $2,289.3 million in 2019, compared with $1,574.6 million in 2018 and $896.9 million in 2017.
•

Earnings before income taxes for Alleghany Capital were $111.1 million in 2019, compared with $59.8 million in 2018 and $52.2 million in 2017. Adjusted earnings before income taxes were $142.6 million in 2019, compared with $83.3 million in 2018 and $50.1 million in 2017.

As of December 31, 2019, we had total assets of $26.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.8 billion. As of December 31, 2019, we had consolidated total investments of approximately $18.9 billion, consisting of $14.2 billion invested in debt securities, $2.5 billion invested in equity securities, $0.9 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

We incurred significant catastrophe losses in 2019, 2018 and 2017, primarily arising from several major typhoons, hurricanes and wildfires.  More specifically, in 2019,

•

Typhoon Hagibis caused widespread property damage and flooding in October 2019, primarily in Japan, and affected regions which included those affected by Typhoon Faxai, which caused widespread property damage and flooding in September 2019, primarily in Japan;

•	Civil unrest in Chile caused widespread property damage in the fourth quarter of 2019; and
•	Hurricane Dorian caused widespread property damage and flooding in August and September 2019, primarily in the Bahamas, North Carolina and South Carolina.

In 2018,

•	Typhoons Jebi and Trami caused widespread property damage and flooding in September 2018, primarily in Japan;
•	Wildfires in California caused widespread property damage primarily in the fourth quarter of 2018;
•	Hurricane Michael caused widespread property damage and flooding in October 2018, primarily in Florida and Georgia; and
•	Hurricane Florence caused widespread property damage and flooding in September 2018, primarily in North Carolina.

In 2017,

•	Hurricane Irma caused widespread property damage and flooding in September 2017, primarily in Florida;
•	Hurricane Harvey caused widespread property damage and flooding in August 2017, primarily in Texas; and
•	Hurricane Maria caused widespread property damage and flooding in September 2017, primarily in Puerto Rico.

Our loss estimates for all of these catastrophes were based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses resulting from wind and other perils, including storm surge and flooding to the extent covered by applicable policies, and other factors requiring considerable judgment.

The following table presents the impact of our catastrophe losses, net of reinsurance, for 2019, 2018 and 2017:

	Reinsurance Segment		Insurance Segment		Total Segments
			($ in millions)
2019
Net loss and LAE:
Typhoon Hagibis	$168.2		$15.5		$183.7
Typhoon Faxai	87.4		8.0		95.4
Chile civil unrest	22.3		—		22.3
Hurricane Dorian	13.2		0.4		13.6
Other	9.5	(1)	75.2	(2)	84.7
Total net loss and LAE	300.6		99.1		399.7
Net reinstatement premiums (earned) (3)	(22.2)		—		(22.2)
Losses before income taxes	278.4		99.1		377.5
Income taxes	58.5		20.8		79.3
Net losses attributable to Alleghany stockholders	$219.9		$78.3		$298.2

2018
Net loss and LAE:
Typhoon Jebi	$167.2		$16.2		$183.4
California wildfires	163.7		18.3		182.0
Hurricane Michael	80.1		55.1		135.2
Hurricane Florence	36.5		33.9		70.4
Typhoon Trami	29.7		4.0		33.7
Other	22.9		30.1		53.0
Total net loss and LAE	500.1		157.6		657.7
Net reinstatement premiums (earned) (3)	(31.9)		—		(31.9)
Losses before income taxes	468.2		157.6		625.8
Income taxes	98.3		33.1		131.4
Net losses attributable to Alleghany stockholders	$369.9		$124.5		$494.4

2017
Net loss and LAE:
Hurricane Irma	$154.3		$97.8		$252.1
Hurricane Harvey	130.9		86.8		217.7
Hurricane Maria	196.7		20.1		216.8
Other	99.2	(4)	32.3		131.5
Total net loss and LAE	581.1		237.0		818.1
Net reinstatement premiums (earned) (3)	(34.5)		—		(34.5)
Losses before income taxes	546.6		237.0		783.6
Income taxes	191.3		83.0		274.3
Net losses attributable to Alleghany stockholders	$355.3		$154.0		$509.3

(1)	Primarily relates to another typhoon in Asia.
(2)	Includes $72.1 million attributable to RSUI, primarily from severe weather and flooding in the Midwestern and Southwestern U.S., and $3.1 million attributable to CapSpecialty.
(3)	Represents an increase in net premiums earned.
(4)	Attributable to wildfires in California and earthquakes in Mexico.

Our catastrophe losses are more fully described on pages 95, 96, 101 and 102.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Year Ended December 31,
	2019	2018	2017
		($ in millions)
Revenues
Net premiums earned	$5,478.1	$4,976.2	$4,955.0
Net investment income	550.2	500.5	451.0
Change in the fair value of equity securities	709.7	(229.0)	—
Net realized capital gains	(6.5)	(3.2)	107.2
Other than temporary impairment losses	(19.7)	(1.3)	(16.9)
Noninsurance revenue	2,328.8	1,644.0	928.3
Total revenues	9,040.6	6,887.2	6,424.6

Costs and Expenses
Net loss and loss adjustment expenses	3,686.4	3,520.4	3,620.2
Commissions, brokerage and other underwriting expenses	1,758.7	1,617.3	1,651.2
Other operating expenses	2,263.3	1,579.3	967.1
Corporate administration	74.8	15.9	47.0
Amortization of intangible assets	33.8	24.0	19.4
Interest expense	100.0	90.7	83.0
Total costs and expenses	7,917.0	6,847.6	6,387.9

Earnings before income taxes	1,123.6	39.6	36.7
Income taxes	233.4	(15.0)	(63.8)
Net earnings	890.2	54.6	100.5
Net earnings attributable to noncontrolling interests	32.4	15.1	10.4
Net earnings attributable to Alleghany stockholders	$857.8	$39.5	$90.1

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

See Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for 2019, 2018 and 2017:

	Segments
Year Ended December 31, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$4,945.7	$1,738.4	$6,684.1	$—	$6,684.1	$(27.7)	$6,656.4
Net premiums written	4,495.0	1,256.7	5,751.7	—	5,751.7	—	5,751.7

Net premiums earned	4,327.0	1,151.1	5,478.1	—	5,478.1	—	5,478.1
Net loss and LAE:
Current year (excluding catastrophe losses)	2,856.3	615.1	3,471.4	—	3,471.4	—	3,471.4
Current year catastrophe losses	300.6	99.1	399.7	—	399.7	—	399.7
Prior years	(195.8)	11.1	(184.7)	—	(184.7)	—	(184.7)
Total net loss and LAE	2,961.1	725.3	3,686.4	—	3,686.4	—	3,686.4
Commissions, brokerage and other underwriting expenses	1,406.8	351.9	1,758.7	—	1,758.7	—	1,758.7
Underwriting (loss) profit(3)	$(40.9)	$73.9	$33.0	—	33.0	—	33.0
Net investment income			533.2	6.3	539.5	10.7	550.2
Change in the fair value of equity securities			705.8	—	705.8	3.9	709.7
Net realized capital gains			6.0	1.0	7.0	(13.5)	(6.5)
Other than temporary impairment losses			(19.7)	—	(19.7)	—	(19.7)
Noninsurance revenue			27.0	2,289.3	2,316.3	12.5	2,328.8
Other operating expenses			103.1	2,132.9	2,236.0	27.3	2,263.3
Corporate administration			4.1	—	4.1	70.7	74.8
Amortization of intangible assets			1.3	32.5	33.8	—	33.8
Interest expense			27.1	20.1	47.2	52.8	100.0
Earnings (losses) before income taxes			$1,149.7	$111.1	$1,260.8	$(137.2)	$1,123.6

Loss ratio(4):
Current year (excluding catastrophe losses)	66.0%	53.4%	63.4%
Current year catastrophe losses	6.9%	8.6%	7.3%
Prior years	(4.5%)	1.0%	(3.4%)
Total net loss and LAE	68.4%	63.0%	67.3%
Expense ratio(5)	32.5%	30.6%	32.1%
Combined ratio(6)	100.9%	93.6%	99.4%

	Segments
Year Ended December 31, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$4,451.0	$1,470.8	$5,921.8	$—	$5,921.8	$(26.2)	$5,895.6
Net premiums written	3,969.1	1,079.3	5,048.4	—	5,048.4	—	5,048.4

Net premiums earned	3,939.0	1,037.2	4,976.2	—	4,976.2	—	4,976.2
Net loss and LAE:
Current year (excluding catastrophe losses)	2,635.3	556.4	3,191.7	—	3,191.7	—	3,191.7
Current year catastrophe losses	500.1	157.6	657.7	—	657.7	—	657.7
Prior years	(266.1)	(62.9)	(329.0)	—	(329.0)	—	(329.0)
Total net loss and LAE	2,869.3	651.1	3,520.4	—	3,520.4	—	3,520.4
Commissions, brokerage and other underwriting expenses	1,282.3	335.0	1,617.3	—	1,617.3	—	1,617.3
Underwriting (loss) profit(3)	$(212.6)	$51.1	(161.5)	—	(161.5)	—	(161.5)
Net investment income			480.9	4.8	485.7	14.8	500.5
Change in the fair value of equity securities			(184.2)	—	(184.2)	(44.8)	(229.0)
Net realized capital gains			31.6	0.9	32.5	(35.7)	(3.2)
Other than temporary impairment losses			(1.3)	—	(1.3)	—	(1.3)
Noninsurance revenue			22.0	1,574.6	1,596.6	47.4	1,644.0
Other operating expenses			59.8	1,485.6	1,545.4	33.9	1,579.3
Corporate administration			(1.7)	—	(1.7)	17.6	15.9
Amortization of intangible assets			(0.4)	24.4	24.0	—	24.0
Interest expense			27.1	10.5	37.6	53.1	90.7
Earnings (losses) before income taxes			$102.7	$59.8	$162.5	$(122.9)	$39.6

Loss ratio(4):
Current year (excluding catastrophe losses)	66.9%	53.6%	64.1%
Current year catastrophe losses	12.7%	15.3%	13.2%
Prior years	(6.8%)	(6.1%)	(6.6%)
Total net loss and LAE	72.8%	62.8%	70.7%
Expense ratio(5)	32.6%	32.3%	32.5%
Combined ratio(6)	105.4%	95.1%	103.2%

	Segments
Year Ended December 31, 2017	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$4,210.6	$1,509.6	$5,720.2	$—	$5,720.2	$(23.3)	$5,696.9
Net premiums written	3,810.1	1,155.8	4,965.9	—	4,965.9	—	4,965.9

Net premiums earned	3,808.7	1,146.3	4,955.0	—	4,955.0	—	4,955.0
Net loss and LAE:
Current year (excluding catastrophe losses)	2,453.8	646.9	3,100.7	—	3,100.7	—	3,100.7
Current year catastrophe losses	581.1	237.0	818.1	—	818.1	—	818.1
Prior years	(249.5)	(49.1)	(298.6)	—	(298.6)	—	(298.6)
Total net loss and LAE	2,785.4	834.8	3,620.2	—	3,620.2	—	3,620.2
Commissions, brokerage and other underwriting expenses	1,286.7	364.5	1,651.2	—	1,651.2	—	1,651.2
Underwriting (loss)(3)	$(263.4)	$(53.0)	(316.4)	—	(316.4)	—	(316.4)
Net investment income			434.6	2.1	436.7	14.3	451.0
Change in the fair value of equity securities			—	—	—	—	—
Net realized capital gains			85.7	23.0	108.7	(1.5)	107.2
Other than temporary impairment losses			(16.9)	—	(16.9)	—	(16.9)
Noninsurance revenue			15.5	896.9	912.4	15.9	928.3
Other operating expenses			82.8	844.9	927.7	39.4	967.1
Corporate administration			1.7	—	1.7	45.3	47.0
Amortization of intangible assets			(1.5)	20.9	19.4	—	19.4
Interest expense			26.9	4.0	30.9	52.1	83.0
Earnings (losses) before income taxes			$92.6	$52.2	$144.8	$(108.1)	$36.7

Loss ratio(4):
Current year (excluding catastrophe losses)	64.4%	56.4%	62.6%
Current year catastrophe losses	15.3%	20.7%	16.5%
Prior years	(6.6%)	(4.3%)	(6.0%)
Total net loss and LAE	73.1%	72.8%	73.1%
Expense ratio(5)	33.8%	31.8%	33.3%
Combined ratio(6)	106.9%	104.6%	106.4%

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)	Includes elimination of minor reinsurance activity between segments. Also includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
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

Comparison of 2019, 2018 and 2017

Premiums. The following table presents our consolidated premiums:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Premiums written:
Gross premiums written	$6,656.4	$5,895.6	$5,696.9	12.9%	3.5%
Net premiums written	5,751.7	5,048.4	4,965.9	13.9%	1.7%
Net premiums earned	5,478.1	4,976.2	4,955.0	10.1%	0.4%

2019 vs 2018. The increase in gross premiums written in 2019 from 2018 is attributable to growth at our reinsurance segment and, to a lesser extent, at RSUI and CapSpecialty. Growth at our reinsurance segment primarily reflects higher premiums written by the domestic operations, which include the impact of TransRe’s purchase on August 29, 2018 of certain renewal rights to a block of U.S. treaty reinsurance business focused on regional property and casualty, accident & health and personal auto lines of business, or the “Renewal Rights Purchase.” The increase in gross premiums written at our reinsurance segment was partially offset by lower gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty decreased to $691.4 million in 2019 from $737.6 million in 2018, reflecting a reduction of TransRe’s quota share participation.

The increase in net premiums written in 2019 from 2018 primarily reflects higher gross premiums written and lower ceded premiums written due to a decrease in retrocessional coverage purchased in 2019 at our reinsurance segment.

The increase in net premiums earned in 2019 from 2018 reflects growth in gross premiums written in recent quarters and, to a lesser extent, decreases in ceded premiums in recent quarters at our reinsurance segment.

2018 vs 2017. The increase in gross premiums written in 2018 from 2017 is primarily attributable to an increase at our reinsurance segment and, to a lesser extent, growth at CapSpecialty and RSUI, partially offset by the impact of the sale of PacificComp. The increase at our reinsurance segment primarily reflects increases in premiums written by the North America and Asia-Pacific operations and the impact of the Renewal Rights Purchase. The increase in gross premiums written at our reinsurance segment was partially offset by a decrease in gross premiums written related to the Quota Share Treaty, resulting from a reduction of TransRe’s quota share participation. Premiums written related to the Quota Share Treaty were $737.6 million and $780.9 million in 2018 and 2017, respectively.

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

A detailed comparison of premiums by segment for 2019, 2018 and 2017 is contained on pages 94 and 100.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$3,471.4	$3,191.7	$3,100.7	8.8%	2.9%
Current year catastrophe losses	399.7	657.7	818.1	(39.2%)	(19.6%)
Prior years	(184.7)	(329.0)	(298.6)	(43.9%)	10.2%
Total net loss and LAE	$3,686.4	$3,520.4	$3,620.2	4.7%	(2.8%)

Loss ratio:
Current year (excluding catastrophe losses)	63.4%	64.1%	62.6%
Current year catastrophe losses	7.3%	13.2%	16.5%
Prior years	(3.4%)	(6.6%)	(6.0%)
Total net loss and LAE	67.3%	70.7%	73.1%

2019 vs 2018. The increase in net loss and LAE in 2019 from 2018 primarily reflects the impact of higher net premiums earned and lower favorable prior accident year loss reserve development, partially offset by significantly lower catastrophe losses, primarily at our reinsurance segment. The catastrophe losses in 2019 primarily include $183.7 million related to Typhoon Hagibis, $95.4 million related to Typhoon Faxai, $22.3 million related to civil unrest in Chile and $13.6 million related to Hurricane Dorian. The catastrophe losses in 2018 primarily include $183.4 million related to Typhoon Jebi, $182.0 million related to wildfires in California, $135.2 million related to Hurricane Michael, $70.4 million related to Hurricane Florence and $33.7 million related to Typhoon Trami.

2018 vs 2017. The decrease in net loss and LAE in 2018 from 2017 primarily reflects significantly lower catastrophe losses at our reinsurance and insurance segments and the impact of the sale of PacificComp. The catastrophe losses in 2018 are noted above. The catastrophe losses in 2017 primarily include $252.1 million related to Hurricane Irma, $217.7 million related to Hurricane Harvey and $216.8 million related to Hurricane Maria, as well as losses related to wildfires in California and earthquakes in Mexico.

A detailed comparison of net loss and LAE by segment for 2019, 2018 and 2017 is contained on pages 95, 96, 101 and 102.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Commissions, brokerage and other underwriting expenses	$1,758.7	$1,617.3	$1,651.2	8.7%	(2.1%)

Expense ratio	32.1%	32.5%	33.3%

2019 vs 2018. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, partially offset by lower overall commission rates due to a change in the mix of business.

2018 vs 2017. The decrease in commissions, brokerage and other underwriting expenses in 2018 from 2017 primarily reflects the impact of the sale of PacificComp, partially offset by an increase at CapSpecialty due primarily to the impact of higher net premiums earned.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for 2019, 2018 and 2017 is contained on pages 97 and 103.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Underwriting profit (loss)	$33.0	$(161.5)	$(316.4)	(120.4%)	(49.0%)

Combined ratio	99.4%	103.2%	106.4%

2019 vs 2018. The underwriting profit in 2019 compared with the underwriting loss in 2018 primarily reflects significantly lower catastrophe losses, primarily at our reinsurance segment, and the impact of an increase in net premiums earned, partially offset by lower favorable prior accident year loss reserve development, all as discussed above.

2018 vs 2017. The decrease in underwriting loss in 2018 from 2017 primarily reflects significantly lower catastrophe losses, as discussed above.

A detailed comparison of underwriting profit by segment for 2019, 2018 and 2017 is contained on pages 97 and 104.

Investment results. The following table presents our consolidated investment results:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Net investment income	$550.2	$500.5	$451.0	9.9%	11.0%
Change in the fair value of equity securities	709.7	(229.0)	—	(409.9%)	—
Net realized capital gains	(6.5)	(3.2)	107.2	103.1%	(103.0%)
Other than temporary impairment losses	(19.7)	(1.3)	(16.9)	1,415.4%	(92.3%)

2019 vs 2018. The increase in net investment income in 2019 from 2018 primarily reflects higher interest income, partially offset by lower dividend income.  The increase in interest income and the decrease in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.

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

The change in the fair value of equity securities in 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The change in the fair value of equity securities in 2018 reflects depreciation in the value of our equity securities portfolio, primarily from our holdings in the energy, consumer, communications and materials sectors, partially offset by appreciation in the value of our equity holdings in the information technology sector.

On July 18, 2019, AIHL purchased an exchange-traded equity derivative index put option, or the “Put Option,” for $38.4 million to hedge the downside equity market risk on approximately $1.0 billion of our equity portfolio. The Put Option did not qualify for hedge accounting. The Put Option expired worthless on December 31, 2019, and the resulting $38.4 million decline in value of the Put Option was recorded as a reduction to net realized capital gains.

Net realized capital losses in 2019 primarily reflect the $38.4 million decline in value of the Put Option and a $13.6 million loss from the December 2019 sale of a privately held investment accounted for under the equity method, partially offset by gains on the sale of debt securities.  Net realized capital losses in 2018 primarily reflect a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets in 2018 arising from a decline in energy prices as of December 31, 2018, as well as losses on the sale of debt securities, partially offset by a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares Management LLC, or “Ares,” into Ares common units in 2018. See Note 4(i) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

The increase in OTTI losses in 2019 from 2018 reflects higher impairment losses for debt securities. OTTI losses in 2019 primarily reflect the determination that unrealized losses on our debt securities were other than temporary, primarily due to the deterioration of creditworthiness of the issuers in the domestic energy sector.  In addition, certain foreign bonds were impaired in 2019 due to a significant decline in fair value.

2018 vs 2017. The increase in net investment income in 2018 from 2017 primarily reflects higher dividend income, primarily resulting from an increase in the size of our equity securities portfolio during the first three quarters of 2018 and, to a lesser extent, an increase in interest income primarily resulting from higher yields on short-term investments and floating-rate debt securities, partially offset by the impact of the sale of PacificComp.

The increase in net investment income in 2018 from 2017 also reflects higher income from AIHL’s limited partnership interests in certain subsidiaries of Ares, partially offset by lower income from other partnerships. Partnership income in 2018 includes a $12.9 million increase in the carrying value of our equity investment in Ares.

The change in the fair value of equity securities in 2018 reflects depreciation in the value of our equity securities portfolio, as discussed above.

The net realized capital losses in 2018 compared with net realized capital gains in 2017 primarily reflect the absence of net realized capital gains from equity securities in 2018 as a result of our adoption of the new investment accounting guidance discussed above, net realized capital losses taken in 2018 from the sale of debt securities and an impairment charge from the write-down of certain SORC assets, as discussed above, partially offset by a gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units, as discussed above.

The decrease in OTTI losses in 2018 from 2017 primarily reflects the absence of impairments from equity securities in 2018 resulting from our adoption of the new investment accounting guidance, as discussed above.

A detailed comparison of investment results for 2019, 2018 and 2017 is contained on pages 104 and 105.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Noninsurance revenue	$2,328.8	$1,644.0	$928.3	41.7%	77.1%

Other operating expenses	2,263.3	1,579.3	967.1	43.3%	63.3%
Corporate administration	74.8	15.9	47.0	370.4%	(66.2%)
Amortization of intangible assets	33.8	24.0	19.4	40.8%	23.7%
Interest expense	100.0	90.7	83.0	10.3%	9.3%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $85.9 million, $49.8 million and $72.9 million in 2019, 2018 and 2017, respectively. The increases in long-term incentive compensation at our reinsurance and insurance segments in 2019 from 2018 primarily reflect a decrease in catastrophe losses at our reinsurance segment and appreciation in the value of our debt and equity securities portfolio in 2019 compared with depreciation in 2018. Other operating expenses also include $5.0 million of one-time costs incurred in connection with the July 2019 retirement of CapSpecialty’s chief executive officer and an additional $2.5 million related to the repurchase of certain restricted common stock issued to CapSpecialty management in 2014. The decrease in long-term incentive compensation at our reinsurance and insurance segments in 2018 from 2017 primarily reflects the impact of depreciation in the value of our debt and equity securities portfolio in 2018 compared with appreciation in the value of our equity and, to a lesser extent, debt securities portfolios in 2017. See Note 14 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

On October 1, 2019, Jazwares acquired the outstanding equity of WCT for $159.0 million. Jazwares funded the acquisition with $135.5 million of incremental debt and the issuance of certain noncontrolling interests in Jazwares, which were valued at $23.5 million and which increased the aggregate noncontrolling interests in Jazwares from approximately 23 percent to approximately 25 percent.

On February 7, 2018, W&W|AFCO Steel acquired the outstanding equity of Hirschfeld for $109.1 million, consisting of $94.4 million in cash and $14.7 million of incremental debt. On October 1, 2018, Alleghany Capital acquired approximately 85 percent of the equity of Concord for $136.6 million, consisting of $68.6 million in cash paid upon consummation of the transaction, $38.2 million of potential contingent consideration based on future profitability and $29.8 million of incremental debt.

The increases in noninsurance revenue and other operating expenses in 2019 from 2018 primarily reflect higher sales at IPS, W&W|AFCO Steel and Jazwares, as well as the acquisitions of Hirschfeld, Concord and WCT. The increase in other operating expenses in 2019 from 2018 also reflects increases in long-term compensation at our reinsurance and insurance segments, as discussed above.

The increase in noninsurance revenue and other operating expenses in 2018 from 2017 primarily reflects the acquisitions of Hirschfeld, W&W|AFCO Steel and, to a lesser extent, Concord. The increase in other operating expenses in 2018 from 2017 was partially offset by a decrease in long-term incentive compensation at our reinsurance and insurance segments, as discussed above.

Corporate administration. The increase in corporate administration expense in 2019 from 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation on the value of our consolidated debt and equity securities portfolios in 2019, compared with depreciation in 2018 and Alleghany stock price appreciation.

The decrease in corporate administration expense in 2018 from 2017 primarily reflects lower Alleghany parent-company long-term incentive compensation expense, driven by the impact of depreciation in the value of our debt and equity securities portfolios in 2018 compared with appreciation in 2017 in the value of our equity and, to a lesser extent, debt securities portfolios, partially offset by the impact of lower catastrophe losses in 2018.

Amortization of intangible assets. The increase in amortization expense in 2019 from 2018 primarily reflects the Concord acquisition, Kentucky Trailer’s acquisition of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, PCT’s acquisition of a consumable cutting tool manufacturer in June 2019, Jazwares’ acquisition of WCT in October 2019 and IPS’s acquisition in May 2019.

The increase in amortization expense in 2018 from 2017 primarily reflects the W&W|AFCO Steel, Hirschfeld and Concord acquisitions.

Interest expense. The increase in interest expense in 2019 from 2018 primarily reflects borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord) and incremental debt at Jazwares from the acquisition of WCT, as well as increased borrowings at other Alleghany Capital subsidiaries to support working capital needs and fund recent acquisitions.

The increase in interest expense in 2018 from 2017 primarily reflects borrowings at W&W|AFCO Steel and, to a lesser extent, Concord, as well as the impact of higher interest rates.

Income taxes. The following table presents our consolidated income tax expense:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Income taxes	$233.4	$(15.0)	$(63.8)	(1,656.0%)	(76.5%)

Effective tax rate	20.8%	(38.0%)	(173.9%)

2019 vs 2018. The income taxes in 2019 compared to income tax benefit in 2018 primarily reflects substantially higher earnings before income taxes. The increase in effective tax rate in 2019 compared with 2018 primarily reflects the impact of higher earnings before income taxes and, to a lesser extent, lower tax-exempt interest income arising from municipal bond securities and lower dividends-received deductions, partially offset by higher state income taxes.

2018 vs 2017. The lower income tax benefit in 2018 from 2017 and the decrease in the effective tax rate in 2018 from 2017, primarily reflect the decrease in the U.S. corporate federal income tax rate due to the Tax Cuts and Jobs Act of 2017, or the “Tax Act,” as well as new limitations on certain deductions as a result of the Tax Act and a tax benefit associated with the sale of PacificComp.

The Tax Act was signed into law on December 22, 2017. Among other provisions, the Tax Act reduced the corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, for the 2018 and subsequent tax years. As a result, the value of our deferred tax assets and liabilities as of December 31, 2017 was reduced. The net impact of this reduction to our consolidated 2017 tax expense was not material.

Earnings. The following table presents our consolidated earnings:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Earnings before income taxes	$1,123.6	$39.6	$36.7	2,737.4%	7.9%
Net earnings attributable to noncontrolling interests	32.4	15.1	10.4	114.6%	45.2%
Net earnings attributable to Alleghany stockholders	857.8	39.5	90.1	2,071.6%	(56.2%)

2019 vs 2018. The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2019 from 2018 primarily reflect appreciation of our equity securities portfolio compared with depreciation in 2018, significantly lower catastrophe losses and, to a lesser extent, profitable growth at Alleghany Capital, partially offset by lower favorable prior accident year loss reserve development and higher long-term incentive compensation expense accruals at the Alleghany parent company and our reinsurance and insurance segments, all as discussed above.

The increase in net earnings attributable to noncontrolling interests in 2019 from 2018 primarily reflects profitable growth at Alleghany Capital, as discussed above, as well as the impact of the Concord acquisition.

2018 vs 2017. The increase in earnings before income taxes in 2018 from 2017 primarily reflects significantly lower catastrophe losses and, to a lesser extent, lower long-term incentive compensation expense accruals, partially offset by depreciation of our equity securities portfolio and net realized capital losses in 2018 compared with net realized capital gains in 2017, all as discussed above. The decrease in net earnings attributable to Alleghany stockholders in 2018 from 2017 primarily reflects a significantly lower income tax benefit, as discussed above.

The increase in net earnings attributable to noncontrolling interests in 2018 from 2017 primarily reflects profitable growth at Alleghany Capital, as discussed above.

Reinsurance Segment Underwriting Results

The reinsurance segment is composed of TransRe’s property and casualty & other lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of this
Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Year Ended December 31, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,700.3	$3,245.4	$4,945.7
Net premiums written	1,328.8	3,166.2	4,495.0

Net premiums earned	1,280.1	3,046.9	4,327.0
Net loss and LAE:
Current year (excluding catastrophe losses)	695.6	2,160.7	2,856.3
Current year catastrophe losses	293.2	7.4	300.6
Prior years	(46.2)	(149.6)	(195.8)
Total net loss and LAE	942.6	2,018.5	2,961.1
Commissions, brokerage and other underwriting expenses	424.2	982.6	1,406.8
Underwriting (loss) profit(2)	$(86.7)	$45.8	$(40.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.3%	70.9%	66.0%
Current year catastrophe losses	22.9%	0.2%	6.9%
Prior years	(3.6%)	(4.9%)	(4.5%)
Total net loss and LAE	73.6%	66.2%	68.4%
Expense ratio(4)	33.1%	32.2%	32.5%
Combined ratio(5)	106.7%	98.4%	100.9%

Year Ended December 31, 2018	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,532.7	$2,918.3	$4,451.0
Net premiums written	1,169.4	2,799.7	3,969.1

Net premiums earned	1,177.3	2,761.7	3,939.0
Net loss and LAE:
Current year (excluding catastrophe losses)	670.9	1,964.4	2,635.3
Current year catastrophe losses	481.8	18.3	500.1
Prior years	(84.9)	(181.2)	(266.1)
Total net loss and LAE	1,067.8	1,801.5	2,869.3
Commissions, brokerage and other underwriting expenses	384.9	897.4	1,282.3
Underwriting (loss) profit(2)	$(275.4)	$62.8	$(212.6)

Loss ratio(3):
Current year (excluding catastrophe losses)	57.0%	71.1%	66.9%
Current year catastrophe losses	40.9%	0.7%	12.7%
Prior years	(7.2%)	(6.6%)	(6.8%)
Total net loss and LAE	90.7%	65.2%	72.8%
Expense ratio(4)	32.7%	32.5%	32.6%
Combined ratio(5)	123.4%	97.7%	105.4%

Year Ended December 31, 2017	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,557.8	$2,652.8	$4,210.6
Net premiums written	1,233.1	2,577.0	3,810.1

Net premiums earned	1,181.9	2,626.8	3,808.7
Net loss and LAE:
Current year (excluding catastrophe losses)	658.3	1,795.5	2,453.8
Current year catastrophe losses	516.3	64.8	581.1
Prior years	(94.5)	(155.0)	(249.5)
Total net loss and LAE	1,080.1	1,705.3	2,785.4
Commissions, brokerage and other underwriting expenses	383.4	903.3	1,286.7
Underwriting (loss) profit(2)	$(281.6)	$18.2	$(263.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	55.7%	68.3%	64.3%
Current year catastrophe losses	43.7%	2.5%	15.3%
Prior years	(8.0%)	(5.8%)	(6.5%)
Total net loss and LAE	91.4%	65.0%	73.1%
Expense ratio(4)	32.4%	34.4%	33.8%
Combined ratio(5)	123.8%	99.4%	106.9%

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Property
Premiums written:
Gross premiums written	$1,700.3	$1,532.7	$1,557.8	10.9%	(1.6%)
Net premiums written	1,328.8	1,169.4	1,233.1	13.6%	(5.2%)
Net premiums earned	1,280.1	1,177.3	1,181.9	8.7%	(0.4%)

Casualty & other
Premiums written:
Gross premiums written	$3,245.4	$2,918.3	$2,652.8	11.2%	10.0%
Net premiums written	3,166.2	2,799.7	2,577.0	13.1%	8.6%
Net premiums earned	3,046.9	2,761.7	2,626.8	10.3%	5.1%

Total
Premiums written:
Gross premiums written	$4,945.7	$4,451.0	$4,210.6	11.1%	5.7%
Net premiums written	4,495.0	3,969.1	3,810.1	13.2%	4.2%
Net premiums earned	4,327.0	3,939.0	3,808.7	9.9%	3.4%

Property. The increase in gross premiums written in 2019 from 2018 primarily reflects: (i) higher premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase; and (ii) higher premiums written by the Asia-Pacific and Latin America operations mainly in the property catastrophe lines of business; (iii) partially offset by the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $276.9 million and $280.8 million in 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 12.0 percent in 2019 from 2018. The increase in net premiums earned in 2019 from 2018 primarily reflects the impact of higher gross premiums written, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 10.0 percent in 2019 from 2018.

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

Casualty & other. The increase in gross premiums written in 2019 from 2018 primarily reflects: (i) higher gross premiums written by the domestic operations, which include the impact of the Renewal Rights Purchase, partially offset by lower gross premiums written related to the Quota Share Treaty; and (ii) higher gross premiums written by the European operations mainly in the auto/motor, marine and accident & health lines of business, partially offset by the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $414.5 million and $456.8 million in 2019 and 2018, respectively, reflecting a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 12.0 percent in 2019 from 2018. The increase in net premiums earned in 2019 from 2018 primarily reflects the impact of higher gross premiums written and lower ceded premiums in recent quarters due to a decrease in retrocessional coverage purchased in 2019, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 11.2 percent in 2019 from 2018.

The increase in gross premiums written in 2018 from 2017 primarily reflects the impact of the Renewal Rights Purchase, an increase in casualty-related Quota Share Treaty premiums written and an increase in premiums written by the domestic and Asia-Pacific operations. Gross premiums written related to the Quota Share Treaty were $456.8 million and $416.6 million in 2018 and 2017, respectively, reflecting an increase in casualty-related premiums written, partially offset by a reduction of TransRe’s quota share participation. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 9.8 percent in 2018 from 2017. The increase in net premiums earned in 2018 from 2017 primarily reflects an increase in gross premiums written in recent quarters. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 5.0 percent in 2018 from 2017.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$695.6	$670.9	$658.3	3.7%	1.9%
Current year catastrophe losses	293.2	481.8	516.3	(39.1%)	(6.7%)
Prior years	(46.2)	(84.9)	(94.5)	(45.6%)	(10.2%)
Total net loss and LAE	$942.6	$1,067.8	$1,080.1	(11.7%)	(1.1%)

Loss ratio:
Current year (excluding catastrophe losses)	54.3%	57.0%	55.7%
Current year catastrophe losses	22.9%	40.9%	43.7%
Prior years	(3.6%)	(7.2%)	(8.0%)
Total net loss and LAE	73.6%	90.7%	91.4%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,160.7	$1,964.4	$1,795.5	10.0%	9.4%
Current year catastrophe losses	7.4	18.3	64.8	(59.6%)	(71.8%)
Prior years	(149.6)	(181.2)	(155.0)	(17.4%)	16.9%
Total net loss and LAE	$2,018.5	$1,801.5	$1,705.3	12.0%	5.6%

Loss ratio:
Current year (excluding catastrophe losses)	70.9%	71.1%	68.3%
Current year catastrophe losses	0.2%	0.7%	2.5%
Prior years	(4.9%)	(6.6%)	(5.8%)
Total net loss and LAE	66.2%	65.2%	65.0%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,856.3	$2,635.3	$2,453.8	8.4%	7.4%
Current year catastrophe losses	300.6	500.1	581.1	(39.9%)	(13.9%)
Prior years	(195.8)	(266.1)	(249.5)	(26.4%)	6.7%
Total net loss and LAE	$2,961.1	$2,869.3	$2,785.4	3.2%	3.0%

Loss ratio:
Current year (excluding catastrophe losses)	66.0%	66.9%	64.3%
Current year catastrophe losses	6.9%	12.7%	15.3%
Prior years	(4.5%)	(6.8%)	(6.5%)
Total net loss and LAE	68.4%	72.8%	73.1%

Property. The decrease in net loss and LAE in 2019 from 2018 primarily reflects significantly lower catastrophe losses. Catastrophe losses in 2019 include $164.6 million related to Typhoon Hagibis, $86.9 million related to Typhoon Faxai, $22.3 million related to civil unrest in Chile, $10.3 million related to Hurricane Dorian and $9.1 million related to other catastrophes. Catastrophe losses in 2018 include $163.2 million related to Typhoon Jebi, $160.6 million related to wildfires in California, $76.7 million related to Hurricane Michael, $31.9 million related to Hurricane Florence, $29.7 million related to Typhoon Trami and $19.7 million related to several severe weather events in East Asia.

The decrease in net loss and LAE in 2018 from 2017 primarily reflects lower catastrophe losses, partially offset by higher non-catastrophe losses and less favorable prior accident year loss reserve development. Catastrophe losses in 2018 are as discussed above. Catastrophe losses in 2017 include $181.3 million related to Hurricane Maria, $128.1 million related to Hurricane Irma, $110.8 million related to Hurricane Harvey, $69.2 million related to wildfires in California and $26.9 million related to earthquakes in Mexico.

Net loss and LAE in 2019, 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2019		2018		2017
	($ in millions)
Catastrophe events	$(6.8)	(1)	$(20.2)	(2)	$(22.2)	(3)
Non-catastrophe	(39.4)	(4)	(64.7)	(5)	(72.3)	(6)
Total	$(46.2)		$(84.9)		$(94.5)

(1)

Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year and Hurricane Irma in 2017 accident year.

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
(4)

Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years, partially offset by unfavorable prior accident year loss reserve development in the 2018 accident year.

(5)

Primarily reflects favorable prior accident year loss reserve development in the 2015 and 2016 accident years, partially offset by unfavorable prior accident year loss reserve development in the 2017 accident year.

(6)	Reflects favorable prior accident year loss reserve development primarily in the 2011 through 2016 accident years.

The favorable prior accident year loss reserve development in 2019, 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2019.

Casualty & other. The increase in net loss and LAE in 2019 from 2018 primarily reflects the impact of higher net premiums earned and, to a lesser extent, less favorable prior accident year loss reserve development, partially offset by lower casualty-related catastrophe losses. Catastrophe losses generally relate to the marine and nontraditional lines of business.  In 2019, catastrophe losses include $3.6 million related to Typhoon Hagibis, $2.9 million related to Hurricane Dorian and $0.9 million related to other catastrophes. Catastrophe losses in 2018 include $4.6 million related to Hurricane Florence, $3.4 million related to Hurricane Michael, $3.1 million related to wildfires in California and $4.0 million related to Typhoon Jebi.

The increase in net loss and LAE in 2018 from 2017 primarily reflects the impact of higher net premiums earned, partially offset by lower catastrophe losses. Catastrophe losses in 2018 are as discussed above. Catastrophe losses in 2017 primarily include $26.2 million related to Hurricane Irma, $20.1 million related to Hurricane Harvey and $15.4 million related to Hurricane Maria.

Net loss and LAE in 2019, 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2019		2018		2017
	($ in millions)
Malpractice Treaties(1)	$(1.4)		$(3.4)		$(5.0)
Ogden rate impact(2)	—		—		24.4
Other	(148.2)	(3)	(177.8)	(4)	(174.4)	(5)
Total	$(149.6)		$(181.2)		$(155.0)

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

(3)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 and prior accident years and, to a lesser extent, shorter-tailed lines of business in the 2014 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the marine and aviation lines of business in the 2018 accident year.

(4)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2002 through 2010 accident years and in the shorter-tailed casualty lines of business (specifically, ocean marine, automobile liability and accident & health) in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2015 accident year.

(5)

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

The favorable prior accident year loss reserve development in 2019, 2018 and 2017 reflect favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2019 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2019.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$424.2	$384.9	$383.4	10.2%	0.4%

Expense ratio	33.1%	32.7%	32.4%

Casualty & other
Commissions, brokerage and other underwriting expenses	$982.6	$897.4	$903.3	9.5%	(0.7%)

Expense ratio	32.2%	32.5%	34.4%

Total
Commissions, brokerage and other underwriting expenses	$1,406.8	$1,282.3	$1,286.7	9.7%	(0.3%)

Expense ratio	32.5%	32.6%	33.8%

Property. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, higher overall commission rates due primarily to a change in the mix of business and higher overhead expenses. The slight increase in commissions, brokerage and other underwriting expenses in 2018 from 2017 primarily reflects higher commission rates, partially offset by the impact of slightly lower net premiums earned.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned and, to a lesser extent, higher overhead costs, partially offset by lower overall commission rates due primarily to a change in the mix of business. The slight decrease in commissions, brokerage and other underwriting expenses in 2018 from 2017 primarily reflects lower commission rates and lower short-term incentive compensation accruals, partially offset by the impact of higher net premiums earned.

Reinsurance Segment: Underwriting profit. The following table presents our underwriting (loss) profit for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Property
Underwriting loss	$(86.7)	$(275.4)	$(281.6)	(68.5%)	(2.2%)

Combined ratio	106.7%	123.4%	123.8%

Casualty & other
Underwriting profit	$45.8	$62.8	$18.2	(27.1%)	245.1%

Combined ratio	98.4%	97.8%	99.4%

Total
Underwriting (loss)	$(40.9)	$(212.6)	$(263.4)	(80.8%)	(19.3%)

Combined ratio	100.9%	105.4%	106.9%

Property. The decrease in underwriting loss in 2019 from 2018 primarily reflects lower catastrophe losses, as discussed above. The decrease in underwriting loss in 2018 from 2017 primarily reflects lower catastrophe losses, partially offset by an increase in non-catastrophe losses, all as discussed above.

Casualty & other. The decrease in underwriting profit in 2019 from 2018 primarily reflects less favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned, all as discussed above. The increase in underwriting profit in 2018 from 2017 primarily reflects lower catastrophe losses, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s operating subsidiaries RSUI, CapSpecialty and PacificComp (prior to its sale on December 31, 2017). RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of this Form 10-K.

The following tables present the underwriting results of the insurance segment:

Year Ended December 31, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,366.6	$371.8	$1,738.4
Net premiums written	912.0	344.7	1,256.7

Net premiums earned	824.2	326.9	1,151.1
Net loss and LAE:
Current year (excluding catastrophe losses)	425.2	189.9	615.1
Current year catastrophe losses	96.0	3.1	99.1
Prior years	(17.5)	28.6	11.1
Total net loss and LAE	503.7	221.6	725.3
Commissions, brokerage and other underwriting expenses	219.2	132.7	351.9
Underwriting profit (loss)(1)	$101.3	$(27.4)	$73.9

Loss ratio(2):
Current year (excluding catastrophe losses)	51.6%	58.2%	53.4%
Current year catastrophe losses	11.6%	0.9%	8.6%
Prior years	(2.1%)	8.7%	1.0%
Total net loss and LAE	61.1%	67.8%	63.0%
Expense ratio(3)	26.6%	40.6%	30.6%
Combined ratio(4)	87.7%	108.4%	93.6%

Year Ended December 31, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,142.0	$328.8	$1,470.8
Net premiums written	773.3	306.0	1,079.3

Net premiums earned	747.3	289.9	1,037.2
Net loss and LAE:
Current year (excluding catastrophe losses)	395.0	161.4	556.4
Current year catastrophe losses	154.9	2.7	157.6
Prior years	(58.7)	(4.2)	(62.9)
Total net loss and LAE	491.2	159.9	651.1
Commissions, brokerage and other underwriting expenses	211.9	123.1	335.0
Underwriting profit(1)	$44.2	$6.9	$51.1

Loss ratio(2):
Current year (excluding catastrophe losses)	52.9%	55.7%	53.6%
Current year catastrophe losses	20.7%	0.9%	15.3%
Prior years	(7.9%)	(1.4%)	(6.1%)
Total net loss and LAE	65.7%	55.2%	62.8%
Expense ratio(3)	28.4%	42.5%	32.3%
Combined ratio(4)	94.1%	97.7%	95.1%

Year Ended December 31, 2017	RSUI	CapSpecialty	PacificComp	Total
	($ in millions)
Gross premiums written	$1,056.8	$290.2	$162.6	$1,509.6
Net premiums written	724.4	271.2	160.2	1,155.8

Net premiums earned	721.7	260.9	163.7	1,146.3
Net loss and LAE:
Current year (excluding catastrophe losses)	380.7	142.7	123.5	646.9
Current year catastrophe losses	232.4	4.6	—	237.0
Prior years	(43.2)	(3.4)	(2.5)	(49.1)
Total net loss and LAE	569.9	143.9	121.0	834.8
Commissions, brokerage and other underwriting expenses	208.9	112.7	42.9	364.5
Underwriting (loss) profit(1)	$(57.1)	$4.3	$(0.2)	$(53.0)

Loss ratio(2):
Current year (excluding catastrophe losses)	52.8%	54.7%	75.4%	56.4%
Current year catastrophe losses	32.2%	1.8%	—	20.7%
Prior years	(6.0%)	(1.4%)	(1.5%)	(4.3%)
Total net loss and LAE	79.0%	55.1%	73.9%	72.8%
Expense ratio(3)	28.9%	43.2%	26.2%	31.8%
Combined ratio(4)	107.9%	98.3%	100.1%	104.6%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$1,366.6	$1,142.0	$1,056.8	19.7%	8.1%
Net premiums written	912.0	773.3	724.4	17.9%	6.8%
Net premiums earned	824.2	747.3	721.7	10.3%	3.5%

CapSpecialty
Premiums written:
Gross premiums written	$371.8	$328.8	$290.2	13.1%	13.3%
Net premiums written	344.7	306.0	271.2	12.6%	12.8%
Net premiums earned	326.9	289.9	260.9	12.8%	11.1%

PacificComp
Premiums written:
Gross premiums written	$—	$—	$162.6	—	(100.0%)
Net premiums written	—	—	160.2	—	(100.0%)
Net premiums earned	—	—	163.7	—	(100.0%)

Total
Premiums written:
Gross premiums written	$1,738.4	$1,470.8	$1,509.6	18.2%	(2.6%)
Net premiums written	1,256.7	1,079.3	1,155.8	16.4%	(6.6%)
Net premiums earned	1,151.1	1,037.2	1,146.3	11.0%	(9.5%)

RSUI. The increase in gross premiums written in 2019 from 2018 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property lines of business and, to a lesser extent, the directors’ and officers’ liability lines of business. The increase in gross premiums written in 2018 from 2017 primarily reflects growth in most lines of business due to an increase in business opportunities and improved general market conditions, particularly in the property lines of business.

The increase in net premiums earned in 2019 from 2018 primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business. The increase in net premiums earned in 2018 from 2017 primarily reflects an increase in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to reinstatement premiums on RSUI’s per risk property reinsurance treaties and the impact of growth in the heavily-reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in 2019 from 2018 primarily reflects growth in the healthcare, professional liability, specialty casualty and surety lines of business due to increases in business opportunities and CapSpecialty’s expanded product offerings, and the impact of CapSpecialty’s February 2018 purchase of certain renewal rights to a small environmental liability block of business.  To a lesser extent, the increase in gross premiums written in 2019 from 2018 also reflects the impact of CapSpecialty’s September 2019 purchase of certain renewal rights associated with a small lawyer’s professional liability block of business.

The increase in gross premiums written in 2018 from 2017 primarily reflects growth in the professional liability and miscellaneous medical lines of business due to CapSpecialty’s distribution initiatives and expanded product offerings. The increase in gross premiums written in 2018 from 2017 also reflects the impact of CapSpecialty’s February 2018 purchase of certain renewal rights and growth in the surety lines of business.

The increases in net premiums earned in 2019 from 2018 and in 2018 from 2017 primarily reflect increases in gross premiums written.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$425.2	$395.0	$380.7	7.6%	3.8%
Current year catastrophe losses	96.0	154.9	232.4	(38.0%)	(33.3%)
Prior years	(17.5)	(58.7)	(43.2)	(70.2%)	35.9%
Total net loss and LAE	$503.7	$491.2	$569.9	2.5%	(13.8%)

Loss ratio:
Current year (excluding catastrophe losses)	51.6%	52.9%	52.8%
Current year catastrophe losses	11.6%	20.7%	32.2%
Prior years	(2.1%)	(7.9%)	(6.0%)
Total net loss and LAE	61.1%	65.7%	79.0%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$189.9	$161.4	$142.7	17.7%	13.1%
Current year catastrophe losses	3.1	2.7	4.6	14.8%	(41.3%)
Prior years	28.6	(4.2)	(3.4)	(781.0%)	23.5%
Total net loss and LAE	$221.6	$159.9	$143.9	38.6%	11.1%

Loss ratio:
Current year (excluding catastrophe losses)	58.2%	55.7%	54.7%
Current year catastrophe losses	0.9%	0.9%	1.8%
Prior years	8.7%	(1.4%)	(1.4%)
Total net loss and LAE	67.8%	55.2%	55.1%

PacificComp
Net loss and LAE:
Current year (excluding catastrophe losses)	$—	$—	$123.5	—	(100.0%)
Current year catastrophe losses	—	—	—	—	—
Prior years	—	—	(2.5)	—	(100.0%)
Total net loss and LAE	$—	$—	$121.0	—	(100.0%)

Loss ratio:
Current year (excluding catastrophe losses)	—	—	75.4%
Current year catastrophe losses	—	—	—
Prior years	—	—	(1.5%)
Total net loss and LAE	—	—	73.9%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$615.1	$556.4	$646.9	10.5%	(14.0%)
Current year catastrophe losses	99.1	157.6	237.0	(37.1%)	(33.5%)
Prior years	11.1	(62.9)	(49.1)	(117.6%)	28.1%
Total net loss and LAE	$725.3	$651.1	$834.8	11.4%	(22.0%)

Loss ratio:
Current year (excluding catastrophe losses)	53.4%	53.6%	56.4%
Current year catastrophe losses	8.6%	15.3%	20.7%
Prior years	1.0%	(6.1%)	(4.3%)
Total net loss and LAE	63.0%	62.8%	72.8%

RSUI. The increase in net loss and LAE in 2019 from 2018 primarily reflects lower favorable prior accident year loss reserve development and the impact of higher net premiums earned, partially offset by lower catastrophe losses. The decrease in net loss and LAE in 2018 from 2017 primarily reflects significantly lower catastrophe losses and, to a lesser extent, higher favorable prior accident year loss reserve development, partially offset by the impact of an increase in net premiums earned.

Catastrophe losses in 2019 primarily consist of severe weather and flooding in the Midwestern and Southwestern U.S. and, to a lesser extent, typhoons in Japan.  Catastrophe losses in 2018 include $55.1 million related to Hurricane Michael, $33.8 million from Hurricane Florence and $17.4 million related to wildfires in California, as well as losses related to flooding and severe weather in the Northeastern U.S. and California and typhoons in Japan. Catastrophe losses in 2017 include $97.6 million related to Hurricane Irma, $86.6 million related to Hurricane Harvey and $20.1 million related to Hurricane Maria, as well as losses related to flooding in California and severe weather primarily in the Southeastern and Midwestern U.S.

Net loss and LAE in 2019, 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2019		2018		2017
	($ in millions)
Casualty	$(16.3)	(1)	$(27.8)	(2)	$(38.9)	(3)
Property and other	(1.2)	(4)	(30.9)	(5)	(4.3)	(6)
Total	$(17.5)		$(58.7)		$(43.2)

(1)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2016 through 2018 accident years.

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
(4)

Primarily reflects favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year, Hurricanes Florence and Michael in the 2018 accident year and Hurricanes Harvey and Maria in the 2017 accident year, partially offset by assumed property reinsurance lines of business from both catastrophe and non-catastrophe losses in the 2018 accident year.

(5)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and, to a lesser extent, Hurricane Matthew in the 2016 accident year, as well as various other losses not classified as catastrophes in recent accident years.

(6)

Primarily reflects favorable catastrophe prior accident year loss reserve development in the 2016 accident year, partially offset by unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily in the 2015 and 2016 accident years.

The favorable prior accident year loss reserve development in 2019, 2018 and 2017 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2019 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2019.

CapSpecialty. The increase in net loss and LAE in 2019 from 2018 primarily reflects unfavorable prior accident year loss reserve development in 2019, compared with favorable prior accident year loss reserve development in 2018, the impact of higher net premiums earned and, to a lesser extent, an increase in initial loss estimates in the current accident year. The increase in net loss and LAE in 2018 from 2017 primarily reflects the impact of higher net premiums earned and higher 2018 accident year losses due primarily to an increase in net premiums earned for certain lines of business with a higher loss ratio, partially offset by lower catastrophe losses and an increase in favorable prior accident year loss reserve development.

Net loss and LAE in 2019, 2018 and 2017 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2019		2018		2017
	($ in millions)
Ongoing lines of business	$26.1	(1)	$(4.2)	(2)	$(3.4)	(3)
Terminated Program(4)	3.0		—		—
Asbestos-related illness and environmental impairment liability	(0.5)		—		—
Total	$28.6		$(4.2)		$(3.4)

(1)	Primarily reflects unfavorable prior accident loss reserve development related to the professional liability and other casualty lines of business in the 2015 through 2018 accident years.
(2)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business in the 2010, 2014, 2015 and 2016 accident years.
(4)

Represents certain specialty lines of business written through a program administrator in connection with a terminated program in the 2010 and 2009 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

The unfavorable prior accident year loss reserve development in 2019 reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. The unfavorable prior accident year loss reserve development in 2019 impacted assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2019.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$219.2	$211.9	$208.9	3.4%	1.4%

Expense ratio	26.6%	28.4%	28.9%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$132.7	$123.1	$112.7	7.8%	9.2%

Expense ratio	40.6%	42.5%	43.2%

PacificComp
Commissions, brokerage and other underwriting expenses	$—	$—	$42.9	—	(100.0%)

Expense ratio	—	—	26.2%

Total
Commissions, brokerage and other underwriting expenses	$351.9	$335.0	$364.5	5.0%	(8.1%)

Expense ratio	30.6%	32.3%	31.8%

RSUI. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, partially offset by slightly lower overall commission rates due primarily to a change in the mix of business. The increase in commissions, brokerage and other underwriting expenses in 2018 from 2017 primarily reflects the impact of higher wage and healthcare costs, partially offset by lower short-term incentive compensation expense accruals and slightly lower commission expense incurred.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, partially offset by one-time acquisition expenses incurred in 2018 from CapSpecialty’s purchase of certain renewal rights associated with a small environmental liability block of business and lower short-term incentive compensation expense accruals. The increase in commissions, brokerage and other underwriting expenses in 2018 from 2017 primarily reflects the impact of higher net premiums earned and relatively stable overhead expenses. The increase also reflects one-time acquisition expenses arising from CapSpecialty’s purchase of certain renewal rights associated with a small environmental liability block of business, as discussed above.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
RSUI
Underwriting profit (loss)	$101.3	$44.2	$(57.1)	129.2%	(177.4%)

Combined ratio	87.7%	94.1%	107.9%

CapSpecialty
Underwriting (loss) profit	$(27.4)	$6.9	$4.3	(497.1%)	60.5%

Combined ratio	108.4%	97.7%	98.3%

PacificComp
Underwriting loss	$—	$—	$(0.2)	—	(100.0%)

Combined ratio	—	—	100.1%

Total
Underwriting profit (loss)	$73.9	$51.1	$(53.0)	44.6%	(196.4%)

Combined ratio	93.6%	95.1%	104.6%

RSUI. The increase in underwriting profit in 2019 from 2018 primarily reflects lower catastrophe losses and the impact of higher net premiums earned, partially offset by lower favorable prior accident year loss reserve development, all as discussed above. The underwriting profit in 2018, compared with the underwriting loss in 2017, primarily reflects significantly lower catastrophe losses and, to a lesser extent, an increase in favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The underwriting loss in 2019 compared with the underwriting profit in 2018 primarily reflects unfavorable prior accident year loss reserve development in 2019, compared with favorable prior accident year loss reserve development in 2018, as discussed above. The increase in underwriting profit in 2018 from 2017 primarily reflects the impact of higher net premiums earned and, to a lesser extent, an increase in favorable prior accident year loss reserve development, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Year Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
	($ in millions)
Net investment income	$533.2	$480.9	$434.6	10.9%	10.7%
Change in the fair value of equity securities	705.8	(184.2)	—	(483.2%)	—
Net realized capital gains	6.0	31.6	85.7	(81.0%)	(63.1%)
Other than temporary impairment losses	(19.7)	(1.3)	(16.9)	1,415.4%	(92.3%)

Net Investment Income. The increase in net investment income in 2019 from 2018 primarily reflects higher interest income, partially offset by lower dividend income.  The increase in interest income and the decrease in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019. The increase in net investment income in 2018 from 2017 primarily reflects higher dividend income primarily resulting from an increase in the size of our equity securities portfolio during the first three quarters of 2018 and, to a lesser extent, an increase in interest income primarily resulting from higher yields on short-term investments and floating-rate debt securities, partially offset by the impact of the sale of PacificComp.

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

Change in the fair value of equity securities. As discussed above, in the first quarter of 2018, we adopted new investment accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net earnings.

The change in the fair value of equity securities in 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The change in the fair value of equity securities in 2018 reflects depreciation in the value of our equity securities portfolio, primarily from our holdings in the energy, consumer, communications and materials sectors, partially offset by appreciation in the value of our equity holdings in the information technology sector.

Net Realized Capital Gains. Net realized capital gains in 2019 primarily reflect gains on the sale of debt securities, partially offset by the $38.4 million decline in value of the Put Option in 2019.  Net realized capital losses in 2018 primarily reflect a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets in 2018 arising from a decline in energy prices as of December 31, 2018, as well as losses on the sale of debt securities, partially offset by a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in 2018.  See Note 4(i) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on AIHL’s conversion.

The decrease in net realized capital gains in 2018 from 2017 primarily reflects the absence of net realized capital gains from equity securities in 2018 as a result of our adoption of the new investment accounting guidance discussed above, net realized capital losses taken in 2018 from the sale of debt securities, partially offset by a gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units, as discussed above.

Other Than Temporary Impairment Losses. OTTI losses in 2019 reflect $19.7 million of unrealized losses on debt securities, primarily in the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on these debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuers. In addition, certain foreign bonds were impaired due to a significant decline in fair value.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of December 31, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair values of these securities had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause us to call into question the financial condition or near-term business prospects of the issuers of the securities; and (iii) our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on gross unrealized investment losses for debt securities as of December 31, 2019.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel beginning April 28, 2017 (the date on which Alleghany Capital acquired approximately 80 percent of the equity thereof), and a 45 percent equity interest in Wilbert, beginning August 1, 2017 (the date on which Alleghany Capital acquired its equity interest therein); (ii) non-industrial operations conducted through IPS, Jazwares and Concord beginning October 1, 2018 (the date on which Alleghany Capital acquired approximately 85 percent of the equity thereof); and (iii) corporate operations at the Alleghany Capital level. Wilbert is accounted for under the equity method of accounting and is included in other invested assets.

The following tables present the results of the Alleghany Capital segment for 2019, 2018 and 2017:

Year Ended December 31, 2019	Industrial	Non-industrial	Corp. & other(1)	Total(1)
	($ in millions)
Noninsurance revenue(2)	$1,105.6	$1,183.7	$—	$2,289.3
Net investment income	6.1	(0.2)	0.4	6.3
Net realized capital gains	1.3	(0.3)	—	1.0
Total revenues	$1,113.0	$1,183.2	$0.4	$2,296.6
Other operating expenses(2)	1,038.0	1,076.4	18.5	2,132.9
Amortization of intangible assets	12.5	20.0	—	32.5
Interest expense	11.6	8.1	0.4	20.1
Earnings (losses) before income taxes	$50.9	$78.7	$(18.5)	$111.1

Earnings (losses) before income taxes	$50.9	$78.7	$(18.5)	$111.1
Less: net realized capital gains	(1.3)	0.3	—	(1.0)
Add: amortization of intangible assets	12.5	20.0	—	32.5
Adjusted earnings (losses) before income taxes(3)	$62.1	$99.0	$(18.5)	$142.6

Year Ended December 31, 2018	Industrial	Non-industrial	Corp. & other(1)	Total(1)
	($ in millions)
Noninsurance revenue(2)	$917.1	$657.5	$—	$1,574.6
Net investment income	4.7	0.1	—	4.8
Net realized capital gains	1.2	(0.3)	—	0.9
Total revenues	$923.0	$657.3	$—	$1,580.3
Other operating expenses(2)	880.8	595.0	9.8	1,485.6
Amortization of intangible assets	9.8	14.6	—	24.4
Interest expense	7.4	2.9	0.2	10.5
Earnings (losses) before income taxes	$25.0	$44.8	$(10.0)	$59.8

Earnings (losses) before income taxes	$25.0	$44.8	$(10.0)	$59.8
Less: net realized capital gains	(1.2)	0.3	—	(0.9)
Add: amortization of intangible assets	9.8	14.6	—	24.4
Adjusted earnings (losses) before income taxes(3)	$33.6	$59.7	$(10.0)	$83.3

Year Ended December 31, 2017	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Noninsurance revenue(2)	$393.7	$502.4	$0.8	$896.9
Net investment income	1.5	0.2	0.4	2.1
Net realized capital gains	1.5	0.6	20.9	23.0
Total revenues	$396.7	$503.2	$22.1	$922.0
Other operating expenses(2)	374.8	455.0	15.1	844.9
Amortization of intangible assets	4.8	16.1	—	20.9
Interest expense	2.5	1.5	—	4.0
Earnings before income taxes	$14.6	$30.6	$7.0	$52.2

Earnings before income taxes	$14.6	$30.6	$7.0	$52.2
Less: net realized capital gains	(1.5)	(0.6)	(20.9)	(23.0)
Add: amortization of intangible assets	4.8	16.1	—	20.9
Adjusted earnings (losses) before income taxes(3)	$17.9	$46.1	$(13.9)	$50.1

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $4.1 million, $7.7 million and $7.2 million for 2019, 2018 and 2017, respectively.

(3)

Adjusted earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) OTTI impairment losses; and (v) income taxes.

The changes in Alleghany Capital’s equity for 2019, 2018 and 2017 are presented in the table below:

	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Equity as of December 31, 2016	$122.7	$330.7	$(30.4)	$423.0
Earnings before income taxes	14.6	30.6	7.0	52.2
Income taxes(2)	1.1	(0.3)	(10.8)	(10.0)
Net earnings attributable to noncontrolling interests(3)	(2.3)	(8.1)	—	(10.4)
Capital contributions (returns of capital) and other(4)	227.5	(21.6)	26.5	232.4
Equity as of December 31, 2017	363.6	331.3	(7.7)	687.2
Earnings before income taxes	25.0	44.8	(10.0)	59.8
Income taxes(2)	(1.7)	(2.2)	(6.7)	(10.6)
Net earnings attributable to noncontrolling interests(3)	(3.2)	(11.9)	—	(15.1)
Capital contributions (returns of capital) and other(4)	78.8	81.3	(19.8)	140.3
Equity as of December 31, 2018	462.5	443.3	(44.2)	861.6
Earnings before income taxes	50.9	78.7	(18.5)	111.1
Income taxes(2)	(2.8)	(4.0)	(18.0)	(24.8)
Net earnings attributable to noncontrolling interests(3)	(7.7)	(24.7)	—	(32.4)
Capital contributions (returns of capital) and other(4)	20.4	(82.7)	47.7	(14.6)
Equity as of December 31, 2019	$523.3	$410.6	$(33.0)	$900.9

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(2)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for 2019 was ($10.5) million and ($16.5) million, respectively, for 2018 was ($5.3) million and ($9.4) million, respectively, and for 2017 was ($2.4) million and ($10.7) million, respectively.

(3)

During 2019, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; and Concord - 15 percent. In connection with an acquisition on October 1, 2019, the noncontrolling interests of Jazwares were increased from approximately 23 percent to approximately 25 percent. Effective April 1, 2019, all noncontrolling interests of PCT have exercised their repurchase options and sold their ownership interests to PCT.

(4)

For 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer. For 2018, capital contributions primarily reflect funding provided by Alleghany to Alleghany Capital for the acquisition of Concord and funding provided by Alleghany Capital for the acquisition of Hirschfeld by W&W|AFCO Steel. For 2017, capital contributions primarily reflect funding provided by Alleghany Capital for the acquisition of W&W|AFCO Steel and the investment in Wilbert.

Noninsurance revenue. The increase in noninsurance revenue in 2019 from 2018 reflects increases in non-industrial and industrial operations. The increase in non-industrial noninsurance revenue reflects higher sales at IPS and Jazwares, as well as the acquisition of Concord.  The higher sales at IPS are due to organic growth and the impact of an acquisition in May 2019. Higher sales at Jazwares are due primarily to the impact of a major new video game license in the fourth quarter of 2018 and the acquisition of WCT on October 1, 2019. The increase in industrial noninsurance revenue primarily reflects organic sales growth at W&W|AFCO Steel and its acquisition of Hirschfeld on February 7, 2018 and, to a lesser extent, the impact of Kentucky Trailer’s acquisition of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019.

The increase in noninsurance revenue in 2018 from 2017 primarily reflects an increase in industrial operations, due primarily to the acquisitions of Hirschfeld and W&W|AFCO Steel and, to a lesser extent, higher sales at Kentucky Trailer and PCT. The increase in noninsurance revenue in 2018 from 2017 also reflects an increase in non-industrial operations due primarily to higher sales at Jazwares and IPS, as well as the acquisition of Concord.

Net investment income. The increases in net investment income in 2019 from 2018 and in 2018 from 2017 primarily reflect Alleghany Capital’s earnings from its investment in Wilbert, due to higher earnings at Wilbert.

Net realized capital gains. Net realized capital gains in 2019 and 2018 primarily reflect modest gains from the sale of certain investments and equipment, as well as certain foreign currency exchange rate impacts. Net realized capital gains in 2017 primarily reflect a $20.9 million capital gain due to a bulk settlement of certain contingent consideration obligations that were made by Alleghany Capital in connection with its acquisition of Jazwares’ outstanding equity, or the “Jazwares Settlement Gain.”

Other operating expenses. The increase in other operating expenses in 2019 from 2018 primarily reflects increases in non-industrial and industrial operations. The increase in non-industrial other operating expenses primarily reflects higher costs related to higher sales at IPS and Jazwares, as well as the impact of the acquisitions of Concord and WCT, partially offset by the impact of certain Toys “R” Us Inc. liquidation-related charges in early 2018. The increase in industrial other operating expenses primarily reflects higher costs related to higher sales at W&W|AFCO Steel, including the impact of W&W|AFCO Steel’s acquisition of Hirschfeld in 2018, and, to a lesser extent, Kentucky Trailer due to higher sales, partially offset by the impact of certain facility consolidation activities at Kentucky Trailer in 2018.  The increase in other operating expenses in 2019 from 2018 also relates, to a lesser extent, to higher employee costs, including incentive compensation, in Alleghany Capital’s corporate operations.

The increase in other operating expenses in 2018 from 2017 primarily reflects a significant increase in industrial operations, due primarily to the acquisitions of Hirschfeld and W&W|AFCO Steel and, to a lesser extent, higher costs related to higher sales at Kentucky Trailer and PCT, as well as facility consolidation activities at Kentucky Trailer. With respect to non-industrial operations, the increase in other operating expenses in 2018 primarily reflects higher costs at Jazwares and IPS resulting from higher sales, as well as the acquisition of Concord. Higher costs at Jazwares also reflect increased marketing expenditures and the impact of certain Toys “R” Us Inc. liquidation-related charges.

Other operating expenses in 2019, 2018 and 2017 also reflect finders’ fees, legal and accounting costs and other transaction-related expenses, primarily related to Jazwares’ acquisition of WCT, the acquisition by PCT of a consumable cutting tool manufacturer in June 2019, the acquisitions by Kentucky Trailer of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, Alleghany Capital’s acquisition of Concord in 2018, W&W|AFCO Steel’s acquisition of Hirschfeld in 2018 and Alleghany Capital’s acquisition of W&W|AFCO Steel in 2017. Finders’ fees, legal and accounting costs and other transaction-related expenses were $4.1 million, $7.7 million and $7.2 million for 2019, 2018 and 2017, respectively.

Amortization of intangible assets. The increase in amortization expense in 2019 from 2018 primarily reflects the Concord acquisition, Kentucky Trailer’s acquisition of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, PCT’s acquisition of a consumable cutting tool manufacturer in June 2019, Jazwares’ acquisition of WCT in October 2019 and IPS’s acquisition in May 2019. The increase in amortization expense in 2018 from 2017 primarily reflects the W&W|AFCO Steel, Hirschfeld and Concord acquisitions.

Interest expense. The increase in interest expense in 2019 from 2018 primarily reflects borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord), increases in debt related to the acquisition of WCT, as well as increased borrowings at other Alleghany Capital subsidiaries to support working capital needs and fund acquisitions made during 2018 and 2019. The increase in interest expense in 2018 from 2017 primarily reflects borrowings at W&W|AFCO Steel and, to a lesser extent, Concord.

Earnings (losses) before income taxes. The increase in earnings before income taxes in 2019 from 2018 primarily reflects increased earnings in the non-industrial and industrial operations. The increase in non-industrial earnings before income taxes primarily reflects the impact of higher sales at Jazwares (due in part to its acquisition of WCT) and, to a lesser extent, the acquisition of Concord and higher sales at IPS, all as discussed above. The increase in industrial earnings before income taxes primarily reflects higher sales and higher margins at W&W|AFCO Steel and, to a lesser extent, higher sales at Kentucky Trailer, all as discussed above.

The increase in earnings before income taxes in 2018 from 2017 primarily reflects increased earnings in the non-industrial operations and the industrial operations, partially offset by the Jazwares Settlement Gain. The increase in non-industrial earnings before income taxes in 2018 primarily reflects the impact of increased sales at Jazwares, partially offset by increased marketing expenditures and the impact of certain Toys “R” Us Inc. liquidation-related charges, as discussed above. To a lesser extent, the increase in non-industrial earnings before income taxes in 2018 also reflects the impact of increased sales at IPS and the acquisition of Concord, all as discussed above. The increase in the industrial earnings before income taxes primarily reflects Alleghany Capital’s earnings from its investment in Wilbert, as well as the impact of increased sales at Kentucky Trailer and PCT, all as discussed above. The increase in earnings before income taxes from the acquisitions of W&W|AFCO Steel and Hirschfeld were largely offset by an increase in amortization expense.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Net premiums earned	$—	$—	$—
Net investment income	10.7	14.8	14.3
Change in the fair value of equity securities	3.9	(44.8)	—
Net realized capital gains	(13.5)	(35.7)	(1.5)
Other than temporary impairment losses	—	—	—
Noninsurance revenue	12.5	47.4	15.9
Total revenues	13.6	(18.3)	28.7

Net loss and loss adjustment expenses	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—
Other operating expenses	27.3	33.9	39.4
Corporate administration	70.7	17.6	45.3
Amortization of intangible assets	—	—	—
Interest expense	52.8	53.1	52.1
Losses before income taxes	$(137.2)	$(122.9)	$(108.1)
Net investment income. The decrease in net investment income in 2019 from 2018 primarily reflects lower dividend income resulting from a portfolio reallocation (as further described below) and, to a lesser extent, lower partnership income, partially offset by higher interest income. The increase in net investment income in 2018 from 2017 primarily reflects higher dividend income resulting from an increase in the size of the equity security portfolio held at the Alleghany parent company-level during the first three quarters of 2018.

Change in the fair value of equity securities. As discussed above, in the first quarter of 2018, we adopted new investment accounting guidance which required changes in the fair value of equity securities, except those accounted for under the equity method, to be recognized in net earnings.

In the first quarter of 2019, a substantial portion of our investment portfolio at the Alleghany parent company-level was reallocated from equity securities to debt securities. The change in the fair value of equity securities in 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector, prior to this reallocation. The change in the fair value of equity securities in 2018 reflects depreciation of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Net realized capital losses. Net realized capital losses in 2019 primarily reflects a $13.6 million loss from the December 2019 sale of a privately held investment accounted for under the equity method. Net realized capital losses in 2018 primarily reflect a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets arising from a decline in energy prices as of December 31, 2018. Net realized capital losses in 2017 primarily reflects a loss from the sale of a legacy oil field by SORC, partially offset by gains on the sale of certain exchange-traded funds.

Noninsurance revenue. The decrease in noninsurance revenue in 2019 from 2018 primarily reflects lower property sales at Alleghany Properties. Noninsurance revenue in 2018 includes the sale in September 2018 of 68 acres of land located in Sacramento, California for approximately $20 million. The increase in noninsurance revenue in 2018 from 2017 primarily reflects increases in property sales at Alleghany Properties and, to a lesser extent, increases in oil sales at SORC.

Other operating expenses. The decrease in other operating expenses in 2019 from 2018 primarily reflects reduced costs at SORC and Alleghany Properties.

Corporate administration. The increase in corporate administration expense in 2019 from 2018 reflects higher Alleghany parent-company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our consolidated debt and equity securities portfolios in 2019, compared with depreciation in 2018 and Alleghany stock price appreciation. The decrease in corporate administration expense in 2018 from 2017 primarily reflects lower Alleghany parent-company long-term incentive compensation expense accruals, driven by the impact of depreciation in the value of our debt and equity securities portfolios in 2018 compared with appreciation in the value of our equity and, to a lesser extent, debt securities portfolios in 2017, partially offset by the impact of lower catastrophe losses in 2018.

Interest expense. The slight variances in interest expense in 2019 from 2018 and 2017 primarily reflect changes in crediting rates on deferred compensation at the Alleghany parent-company.

Losses before income taxes. The increase in losses before income taxes in 2019 from 2018 primarily reflects higher corporate administration expense and lower property sales at Alleghany Properties, partially offset by appreciation in the value of the equity securities held at the Alleghany parent company-level compared with depreciation in 2018, all as discussed above. The increase in losses before income taxes in 2018 from 2017 primarily reflects depreciation in the value of equity securities held at the Alleghany parent company-level and the SORC impairment loss, partially offset by an increase in sales at Alleghany Properties and lower corporate administration expense, all as discussed above.

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

	As of December 31, 2019			As of December 31, 2018			As of December 31, 2017
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,965.5	$(604.3)	$1,361.2	$2,102.5	$(701.8)	$1,400.7	$1,758.0	$(493.7)	$1,264.3
Casualty & other(1)	7,358.3	(303.2)	7,055.1	7,339.7	(261.9)	7,077.8	7,370.0	(251.0)	7,119.0
	9,323.8	(907.5)	8,416.3	9,442.2	(963.7)	8,478.5	9,128.0	(744.7)	8,383.3
Insurance Segment
Property	409.0	(142.2)	266.8	509.5	(187.1)	322.4	545.9	(225.9)	320.0
Casualty(2)	2,075.3	(537.3)	1,538.0	2,181.6	(700.3)	1,481.3	2,078.6	(671.8)	1,406.8
Workers' Compensation	2.3	—	2.3	2.5	—	2.5	1.5	—	1.5
All other(3)	183.7	(62.6)	121.1	181.3	(73.1)	108.2	185.1	(75.5)	109.6
	2,670.3	(742.1)	1,928.2	2,874.9	(960.5)	1,914.4	2,811.1	(973.2)	1,837.9
Eliminations	(65.7)	65.7	—	(66.8)	66.8	—	(67.8)	67.8	—
Total	$11,928.4	$(1,583.9)	$10,344.5	$12,250.3	$(1,857.4)	$10,392.9	$11,871.3	$(1,650.1)	$10,221.2

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; asbestos-related illness and environmental impairment liability; and credit.

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

Changes in Gross and Net Loss and LAE Reserves between December 31, 2019 and December 31, 2018. Gross and net loss and LAE reserves as of December 31, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in 2017 and 2018 and favorable prior accident year loss reserve development, partially offset by the impact of growing net premiums earned and catastrophe losses incurred in 2019. The 2019 catastrophe losses, net of reinsurance, include $183.7 million related to Typhoon Hagibis, $95.4 million related to Typhoon Faxai, $22.3 million related to civil unrest in Chile and $13.6 million related to Hurricane Dorian.

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

Reinsurance Recoverables

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premiums writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated, third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

As of December 31, 2019, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,682.0 million, consisting of $1,583.9 million of ceded outstanding loss and LAE and $98.1 million of recoverables on paid losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries.

We had no allowance for uncollectible reinsurance as of December 31, 2019.  See Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding our ceded reinsurance, the concentration of our reinsurance recoverables and the ratings profile of our reinsurers as of December 31, 2019.

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

For short-tail lines, loss reserves primarily consist of reserves for reported claims. The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, catastrophe events, historical data, legal developments and economic conditions, including the effects of inflation.

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

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2019; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

The primary actuarial assumptions used by our reinsurance and insurance subsidiaries include the following:

•

Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. For certain longer-tailed reinsurance lines of business that are typically lower frequency, high severity classes, expected loss ratios are often used for the last several accident years or underwriting years, as appropriate.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs, changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiaries. The length of the loss reporting lag affects their ability to accurately predict loss frequency, which are more predictable for lines with short reporting lags, as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table presents the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2019:

	Frequency
Severity	1.0%	5.0%	10.0%
	($ in millions)
1%	$77.8	$234.2	$429.7
5%	234.2	396.8	600.0
10%	429.7	600.0	812.9

Our net reserves for loss and LAE of $10.3 billion as of December 31, 2019 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the others. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. We adjusted our prior year loss and LAE reserve estimates during 2019, 2018 and 2017 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. See Note 6(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a table presenting the favorable and unfavorable prior accident year loss reserve development for 2019, 2018 and 2017.

Asbestos-Related Illness and Environmental Impairment Reserves. Loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2019. See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 64 and 65 of this Form 10-K for additional information on loss and LAE reserves related to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated, third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 55, 56, 67 and 68 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

Fair Value Measurement of Certain Financial Assets

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or “inactive” based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value.

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability and observability of inputs. Assets classified as Level 3 principally include certain other asset-backed securities (primarily, collateralized loan obligations) and, to a lesser extent, U.S. and foreign corporate bonds (including privately issued securities), commercial mortgage-backed securities, or “CMBS,” and commercial mortgage loans. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset.

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

We hold our debt securities as AFS and as such, these securities are recorded at fair value. We continually monitor the difference between amortized cost and the estimated fair value of our debt investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of a security’s decline in value is performed in its functional currency. If the decline is deemed temporary, we record the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, we write our amortized cost basis down to the fair value of the security and record an OTTI loss on our statement of earnings. In addition, any portion of such decline related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

Our consolidated balance sheet as of December 31, 2019 includes goodwill of $523.0 million related primarily to Jazwares, Concord, Kentucky Trailer, PCT, W&W|AFCO Steel and IPS, and intangible assets, net of amortization, of $686.0 million related

primarily to Jazwares, W&W|AFCO Steel, TransRe, Concord, IPS, PCT and Kentucky Trailer. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2019, we held total marketable securities and cash of $1,283.3 million, compared with $1,122.3 million as of December 31, 2018. The increase in 2019 primarily reflects the receipt of dividends from TransRe and RSUI and appreciation in the value of the equity securities portfolio held at the holding company-level, partially offset by repurchases of shares of our common stock, as discussed below. The $1,283.3 million is composed of $312.6  million at the Alleghany parent company, $920.7  million at AIHL and $50.0  million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2019.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.8 billion as of December 31, 2019, compared with approximately $7.7 billion as of December 31, 2018. The increase in stockholders’ equity in 2019 primarily reflects net earnings and appreciation in the value of our debt securities portfolio due to a decrease in interest rates and credit spreads, partially offset by repurchases of our common stock, all as discussed below. As of December 31, 2019, we had 14,364,628 shares of our common stock outstanding, compared with 14,576,509 shares of our common stock outstanding as of December 31, 2018.

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

On January 15, 2020, we redeemed all of our outstanding 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early extinguishment of debt, we will record a realized loss, before tax, of $7.1 million in the first quarter of 2020.

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of Common Stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from inception through December 31, 2019.

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

Common Stock Repurchases. In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In June 2018, our Board of Directors authorized, upon the completion of the program authorized in 2015, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of December 31, 2019, we had $627.1 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Shares repurchased	215,091	822,849	29,704
Cost of shares repurchased (in millions)	$144.4	$491.6	$16.0
Average price per share repurchased	$671.44	$597.48	$540.25

Dividends. From 1999 through 2011, we declared stock dividends in lieu of cash dividends every year. Our Board of Directors determined not to declare a dividend, cash or stock, for 2012 through 2017 and 2019. In February 2018, our Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million. In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020 payable on March 16, 2020.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2019, we made aggregate capital contributions of $50.2 million to Alleghany Capital to: (i) fund a portion of PCT’s acquisition of a consumable cutting tool manufacturer in June 2019 for $29.4 million; (ii) fund a portion of Kentucky Trailer’s acquisition of a manufacturer of aluminum feed transportation equipment in July 2019 for $12.2 million; and (iii) purchase all PCT noncontrolling interests effective April 1, 2019 for $8.6 million.  In addition, in 2019, we contributed $8.3 million to SORC for purposes of ongoing operations.

In 2018, we made aggregate capital contributions of $144.1 million to Alleghany Capital to: (i) acquire approximately 85 percent of the equity in Concord for $68.6 million (excluding amounts for transaction-related expenses and estimates of future amounts payable); and (ii) fund Alleghany Capital’s portion of the acquisition of Hirschfeld by its subsidiary W&W|AFCO Steel for $75.5 million (excluding amounts for transaction-related expenses). In addition, in 2018 we contributed $14.1 million to SORC for purposes of ongoing operations.

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

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. The following table presents certain long-term aggregate contractual obligations and credit-related financial commitments as of December 31, 2019:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 Years
	($ in millions)
Loss and LAE	$11,928.4	$3,386.0	$3,599.1	$1,911.3	$3,032.0
Senior notes(1) and other debt and related interest	2,711.3	395.1	606.0	321.5	1,388.7
Operating lease obligations	301.6	39.0	65.4	52.0	145.2
Investments(2)	137.7	97.9	19.9	19.9	—
Other long-term liabilities(3)	419.0	193.3	84.1	49.7	91.9
Total	$15,498.0	$4,111.3	$4,374.5	$2,354.4	$4,657.8

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

(2)	Primarily reflects capital commitments to investment partnerships.
(3)

Primarily reflects obligations related to employee long-term compensation plans and retirement benefit plans. See Notes 14 and 15 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on long-term compensation and retirement benefit plans, respectively.

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

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings, or the “Funds.” The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Our potential maximum loss in the Pillar Investments is limited to our cumulative net investment. As of December 31, 2019, our carrying value in the Pillar Investments, as determined under the equity method of accounting, was $205.5 million, which is net of returns of capital received from the Pillar Investments.

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

Investments in Commercial Mortgage Loans. As of December 31, 2019, the carrying value of our commercial mortgage loan portfolio was $686.2 million, representing the unpaid principal balance on the loans. As of December 31, 2019, there was no allowance for loan losses. Our commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of December 31, 2019. In addition, the estimated fair value of the underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of December 31, 2019.  Fair value estimates of underlying collateral are updated on a rolling basis annually, with a portion of the portfolio updated each quarter.

Energy Holdings. As of December 31, 2019, we had holdings in energy sector businesses of $530.9 million, comprised of $329.2 million of debt securities, $115.0 million of equity securities and $86.7 million of our equity attributable to SORC.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2019.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $367.1 million as of December 31, 2019, which is generally used to support working capital needs and to help finance acquisitions. The $367.1 million includes:

•	$177.7 million of borrowings by Jazwares under its available credit facility and borrowings incurred and assumed from its acquisition of WCT;
•

$59.5 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$57.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld;
•	$40.2 million of borrowings by IPS under its available credit facility and term loans, in part to finance an acquisition in May 2019; and
•

$32.4 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of the above liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with $33.2 million of intercompany floating-rate debt funded by the Alleghany parent company.  The intercompany debt and related interest expenses are eliminated at our consolidated level.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through December 31, 2019, we have invested $275.9 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as to satisfy claims due to catastrophe losses. Our consolidated investment portfolio currently consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of S&P, Moody’s or Fitch. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2019 and 2018 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2019. The following table presents the ratings of our debt securities as of December 31, 2019:

	Ratings as of December 31, 2019
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$—	$1,215.0	$—	$—	$—	$1,215.0
Municipal bonds	182.5	1,542.6	508.0	73.8	1.0	2,307.9
Foreign government obligations	430.8	164.8	94.0	1.1	—	690.7
U.S. corporate bonds	11.1	143.4	1,496.5	1,338.9	369.1	3,359.0
Foreign corporate bonds	266.2	128.9	599.5	337.7	45.1	1,377.4
Mortgage and asset-backed securities:
Residential mortgage-backed securities	1.9	1,832.7	—	0.5	5.3	1,840.4
CMBS	280.5	408.5	182.1	0.6	—	871.7
Other asset-backed securities	1,111.5	465.6	542.8	341.6	88.1	2,549.6
Total debt securities	$2,284.5	$5,901.5	$3,422.9	$2,094.2	$508.6	$14,211.7
Percentage of debt securities	16.1%	41.5%	24.1%	14.7%	3.6%	100.0%

(1)

Consists of $89.3 million of securities rated BB / Ba, $246.6 million of securities rated B, $24.4 million of securities rated CCC, $2.0 million of securities rated below CC and $146.3 million of not rated securities.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of both December 31, 2019 and 2018, our debt securities portfolio had an effective duration of approximately 4.2 years. As of December 31, 2019, approximately $4.1 billion, or 28.8 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, our invested assets increased to approximately $18.9 billion as of December 31, 2019 from approximately $17.5 billion as of December 31, 2018, primarily reflecting appreciation in the value of our equity and debt securities portfolios, partially offset by repurchases of our common stock, all as discussed above. The appreciation in the value of our debt securities portfolio reflects a decrease in interest rates and credit spreads. During the first quarter of 2019, we reallocated a significant portion of our investment portfolio from equity securities to debt securities.

Fair Value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or “inactive” based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value. See Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our accounting policy on fair value.

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,632.3	$17,632.3	$16,291.3	$16,291.3

Liabilities
Senior Notes and other debt(2)	$1,751.1	$1,962.7	$1,669.0	$1,795.5

(1)

This table includes debt and equity securities, as well as partnership and non-marketable equity investments that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance. The fair value of short-term investments approximates amortized cost. The fair value of all other categories of investments is discussed below.

(2)

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes and other debt.

See Note 3 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2019 and 2018.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2019, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$1.0	$—	$1.7	$7.2	$104.2	$77.6	$20.1	$—	$211.8	$10.8	$222.6
California	11.5	40.8	—	2.1	2.5	22.9	53.8	—	133.6	45.1	178.7
Texas	13.3	—	0.1	5.1	7.8	38.6	63.0	1.9	129.8	44.0	173.8
Massachusetts	20.2	5.7	8.9	—	27.2	19.3	21.3	0.3	102.9	57.9	160.8
Pennsylvania	2.9	1.5	9.5	—	—	33.1	4.2	29.1	80.3	37.4	117.7
Ohio	36.1	1.2	—	1.2	2.2	—	17.6	11.0	69.3	20.6	89.9
Washington	—	—	1.8	—	3.3	11.1	22.1	2.3	40.6	45.2	85.8
Florida	—	0.3	3.8	—	11.3	46.5	6.9	9.7	78.5	6.4	84.9
Utah	5.7	—	—	—	25.8	19.0	21.2	—	71.7	6.5	78.2
Georgia	8.5	—	4.1	10.5	20.3	6.9	15.7	2.6	68.6	—	68.6
All other states	110.2	89.8	32.7	59.0	41.7	62.8	133.9	107.6	637.7	201.2	838.9
Total	$209.4	$139.3	$62.6	$85.1	$246.3	$337.8	$379.8	$164.5	$1,624.8	$475.1	2,099.9
Total advanced refunded / escrowed maturity funds											208.0
Total municipal bonds											$2,307.9

Catastrophe Exposure

Natural or man-made catastrophe events may expose our reinsurance and insurance subsidiaries to underwriting losses across multiple lines of business and, in any given year, could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.  Further, the potential for accumulated losses from multiple events, and uncertainty as to the frequency and severity of such events, present unique challenges for managing risk. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events including considering catastrophe risks in their underwriting and pricing decisions, purchasing reinsurance, monitoring and modeling accumulated exposures, and managing exposure in key geographic zones and product lines that are prone to catastrophe events.

We set and monitor subsidiary and group-level limits to single zone exposures as well as to aggregate exposures from multiple events within any one year and at multiple points along the loss distribution curve. For example, we seek to limit the after-tax impact of all natural catastrophes occurring in any given year, net of related estimated pre-overhead underwriting profit, to 15 percent of Alleghany’s stockholders’ equity at the 250-year return period (having a likelihood of being exceeded in any single year of 0.4 percent). Our loss estimates for zonal and aggregate catastrophe exposures are updated and reviewed against tolerances as part of our risk oversight processes on a quarterly basis. Risk tolerances are subject to change based on our view of the risk-return characteristics of business being underwritten.

We assess the probability of occurrence and severity of catastrophe events through the use of industry recognized models and other techniques. Where appropriate, we supplement these models with our own assessment of exposures which, in our view, may not be appropriately captured by these models. There is no single standard methodology or set of industry standard assumptions to project possible losses related to catastrophe exposures and the form and quality of the data obtained, including data obtained from insureds and ceding companies, and used in these models are not uniformly compatible with the data requirements of all models. Therefore, the use of different methodologies and assumptions could materially change the projected losses. Finally, these modeled losses may not be comparable with estimates made by other companies.

Although the analytical tools used to estimate catastrophe exposure are useful in both pricing and monitoring catastrophe risk, the estimates derived by use of these techniques are inherently uncertain and do not reflect our maximum exposures to these events and it is highly likely that our losses will vary, perhaps materially, from these estimates.

Potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” PMLs may be expressed as Occurrence Exceedance Probability, or “OEP,” which reflect losses that may occur in any single event due to the defined peril in the indicated region, or as Aggregate Exceedance Probability, or “AEP,” which reflect losses from multiple events that may occur in any given year. The following is an overview of such modeled OEP PMLs from property, engineering, marine and energy exposures and the associated natural perils that we deem most significant based upon contracts in force at January 1, 2020 for TransRe and December 1, 2019 for RSUI. In addition to the single zone PMLs, we have added a “U.S. wind” PML to our disclosures which reflects our occurrence PML for the entire U.S. Modeled results also reflect losses arising from certain of our invested assets that have specific catastrophe exposures. The estimated amount of these modeled losses are presented for both a 100-year return period (having a likelihood of being exceeded in any single year of 1.0 percent) and a 250-year return period (having a likelihood of being exceeded in any single year of 0.4 percent).  These modeled losses are presented in two ways: (i) gross catastrophe losses; and (ii) after-tax net catastrophe costs (that is, gross losses, net of reinsurance, net reinstatement premiums and taxes). The reduction for reinsurance assumes that all reinsurers fulfill their obligations in accordance with contract terms. Given the uncertainty of the frequency, severity and location of catastrophe events, we may experience losses significantly larger than the estimated PMLs in any given year.

“Florida, Wind” and “Northeast U.S., Wind” have the highest modeled after-tax net catastrophe costs for a 100 and 250-year return period single zone occurrence, respectively. These costs would represent approximately 7 percent and 8 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2019, compared with approximately 6 percent and 8 percent, respectively, for the highest modeled after-tax net catastrophe costs for a 100 and 250-year return period single zone occurrence as of December 31, 2018. There is much uncertainty and imprecision in the compilation of these estimates. Moreover, the makeup of our in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by us. In addition, there could be possible scenarios that are not captured in our analysis. Additionally, other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company or a marine and/or aviation disaster, could also have a material adverse effect on our business and operating results.

As a result, there can be no assurance that we will not experience after-tax net catastrophe costs from individual and / or multiple events that will exceed these estimates by a material amount. There also can be no assurance that we will not experience catastrophe events more frequently than the modeled probabilities would suggest.

Recent Accounting Standards

For a discussion of recently adopted accounting standards and future application of accounting standards, see Note 1(r) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of reinvesting cash and, to a lesser extent, refinancing our debt or the debt of our subsidiaries. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of December 31, 2019 of our (i) consolidated debt securities and (ii) Senior Notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2019 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	+100	+200	+300
	($ in millions)
Assets:
Debt securities, fair value	$15,451.0	$15,290.4	$14,798.6	$14,211.7	$13,603.4	$13,003.7	$12,433.8
Estimated change in fair value	1,239.3	1,078.7	586.9	—	(608.3)	(1,208.0)	(1,777.9)

Liabilities:
Senior Notes and other debt, fair value	$2,426.3	$2,249.7	$2,093.9	$1,962.7	$1,851.4	$1,756.2	$1,674.8
Estimated change in fair value	463.6	287.0	131.2	—	(111.3)	(206.5)	(287.9)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2019 on the estimated fair value of our equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2019
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$2,505.5	20% Increase	$3,006.6	4.5%
	20% Decrease	2,004.4	-4.5%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $409.3 million as of December 31, 2019.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of December 31, 2019, the largest foreign currency net asset exposures for these foreign operations were the Canadian Dollar and the Euro and the largest foreign currency net liability exposure for these foreign operations were the Japanese Yen. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of December 31, 2019 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2019
($ in millions)
Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(107.0)	(1)	20% Increase	$(128.4)	-0.2%
		20% Decrease	(85.6)	0.2%

(1)	Denotes a net liability position as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserves for Incurred But Not Reported (IBNR) Claims
Description of the Matter

At December 31, 2019, the Company’s reserves for loss and loss adjustment expenses (LAE) was $11.9 billion. As discussed in Note 1 of the financial statements, the reserves for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Reserves for loss and LAE include but are not limited to estimates for incurred but not reported (IBNR) claims based on past experience, modified for current trends, and industry data. The estimation of reserves for IBNR claims is inherently difficult and subjective, and is sensitive to significant assumptions, including the selection of actuarial methods, expected loss ratios, and reported and paid loss emergence patterns, which are affected by actuarial judgment.

Auditing the valuation of the reserve for IBNR claims was complex and required the involvement of our actuarial specialists due to the high degree of judgment in the actuarial methods and assumptions, including expected loss ratios and reported and paid loss emergence patterns, used in the valuation process. These methods and assumptions have a significant effect on the valuation of reserves for IBNR claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the valuation of the Company’s reserve for IBNR claims. For example, we tested controls over the selection of actuarial methods and significant actuarial assumptions.

To test the estimate of the reserve for IBNR claims, our audit procedures included, among others, evaluating, with the assistance of actuarial specialists, the Company’s selection and weighting of actuarial methods compared to methods used in prior periods and in the industry for the specific types of insurance. To evaluate the significant assumptions, including expected loss ratios and loss emergence patterns, we compared the assumptions to factors historically used and current industry benchmarks. We compared the Company’s recorded reserve amount to a range of estimates which our actuarial specialist developed based on independently selected methods and assumptions. We also performed a review of the development of prior years’ reserve estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 19, 2020

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2019 – $1,625,256; 2018 – $2,904,496)	$2,505,496	$3,572,790
Debt securities (amortized cost: 2019 – $13,798,576; 2018 – $11,895,850)	14,211,745	11,823,968
Short-term investments	914,776	893,776
	17,632,017	16,290,534
Commercial mortgage loans	686,206	676,532
Other invested assets	573,605	555,972
Total investments	18,891,828	17,523,038
Cash	1,179,098	1,038,763
Accrued investment income	96,516	91,913
Premium balances receivable	948,010	842,642
Reinsurance recoverables	1,681,962	1,921,278
Ceded unearned premiums	248,153	221,232
Deferred acquisition costs	522,577	464,546
Property and equipment at cost, net of accumulated depreciation and amortization	205,397	195,243
Goodwill	523,021	455,142
Intangible assets, net of amortization	685,953	553,136
Current taxes receivable	4,081	116,637
Net deferred tax assets	5,860	164,890
Funds held under reinsurance agreements	755,515	744,057
Other assets	1,183,633	1,012,379
Total assets	$26,931,604	$25,344,896

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$11,928,359	$12,250,294
Unearned premiums	2,566,170	2,267,078
Senior Notes and other debt	1,751,113	1,669,039
Reinsurance payable	188,399	168,667
Other liabilities	1,516,076	1,127,346
Total liabilities	17,950,117	17,482,424
Redeemable noncontrolling interests	204,753	169,762
Common stock (shares authorized: 2019 and 2018 – 22,000,000; shares issued: 2019 and 2018 – 17,459,961)	17,460	17,460
Contributed capital	3,608,638	3,612,830
Accumulated other comprehensive income (loss)	171,350	(202,003)
Treasury stock, at cost (2019 – 3,095,333 shares; 2018 – 2,883,452 shares)	(1,455,877)	(1,312,939)
Retained earnings	6,435,163	5,577,362
Total stockholders’ equity attributable to Alleghany stockholders	8,776,734	7,692,710
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$26,931,604	$25,344,896

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	December 31,
	2019	2018	2017
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$5,478,143	$4,976,190	$4,954,990
Net investment income	550,241	500,534	451,016
Change in the fair value of equity securities	709,695	(228,994)	—
Net realized capital gains	(6,551)	(3,241)	107,222
Other than temporary impairment losses	(19,660)	(1,328)	(16,871)
Noninsurance revenue	2,328,848	1,643,999	928,298
Total revenues	9,040,716	6,887,160	6,424,655

Costs and Expenses
Net loss and loss adjustment expenses	3,686,435	3,520,431	3,620,197
Commissions, brokerage and other underwriting expenses	1,758,698	1,617,333	1,651,177
Other operating expenses	2,263,326	1,579,309	967,104
Corporate administration	74,830	15,732	46,998
Amortization of intangible assets	33,834	24,039	19,419
Interest expense	99,957	90,724	83,070
Total costs and expenses	7,917,080	6,847,568	6,387,965

Earnings before income taxes	1,123,636	39,592	36,690
Income taxes	233,435	(15,062)	(63,802)
Net earnings	890,201	54,654	100,492
Net earnings attributable to noncontrolling interests	32,400	15,115	10,359
Net earnings attributable to Alleghany stockholders	$857,801	$39,539	$90,133

Net earnings	$890,201	$54,654	$100,492
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $107,115, ($56,498), and $280,526 for 2019, 2018 and 2017, respectively	402,957	(212,539)	520,976
Less: reclassification for net realized capital gains and other than temporary impairments, net of taxes of ($5,419), $3,125, and ($25,806) for 2019, 2018 and 2017, respectively	(20,384)	11,757	(47,925)
Change in unrealized currency translation adjustment, net of deferred taxes of $780, ($5,822) and $14,344 for 2019, 2018 and 2017, respectively	2,933	(21,902)	26,639
Retirement plans	(12,153)	3,071	(3,755)
Comprehensive income (loss)	1,263,554	(164,959)	596,427
Comprehensive income attributable to noncontrolling interests	32,400	15,115	10,359
Comprehensive income (loss) attributable to Alleghany stockholders	$1,231,154	$(180,074)	$586,068

Basic earnings per share attributable to Alleghany stockholders	$59.44	$2.62	$5.85
Diluted earnings per share attributable to Alleghany stockholders	59.39	2.62	5.85

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interests
	($ in thousands, except share amounts)
Balance as of December 31, 2016 (17,459,961 shares of common stock issued; 2,049,797 in treasury)	$17,460	$3,611,993	$109,284	$(812,840)	$5,014,048	$7,939,945	$74,720
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	12,899	—	(12,899)	—	—
Net earnings	—	—	—	—	90,133	90,133	10,359
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(3,755)	—	—	(3,755)	—
Change in unrealized appreciation of investments, net	—	—	473,051	—	—	473,051	—
Change in unrealized currency translation adjustment, net	—	—	26,639	—	—	26,639	—
Comprehensive income	—	—	495,935	—	90,133	586,068	10,359
Treasury stock repurchase	—	—	—	(16,048)	—	(16,048)	—
Other, net	—	116	—	3,982	—	4,098	21,451
Balance as of December 31, 2017 (17,459,961 shares of common stock issued; 2,069,461 in treasury)	17,460	3,612,109	618,118	(824,906)	5,091,282	8,514,063	106,530
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	(600,508)	—	600,508	—	—
Net earnings	—	—	—	—	39,539	39,539	15,115
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	3,071	—	—	3,071	—
Change in unrealized appreciation of investments, net	—	—	(200,782)	—	—	(200,782)	—
Change in unrealized currency translation adjustment, net	—	—	(21,902)	—	—	(21,902)	—
Comprehensive income	—	—	(219,613)	—	39,539	(180,074)	15,115
Dividends paid	—	—	—	—	(153,967)	(153,967)	—
Treasury stock repurchase	—	—	—	(491,633)	—	(491,633)	—
Other, net	—	721	—	3,600	—	4,321	48,117
Balance as of December 31, 2018 (17,459,961 shares of common stock issued; 2,883,452 in treasury)	17,460	3,612,830	(202,003)	(1,312,939)	5,577,362	7,692,710	169,762
Add (deduct):
Net earnings	—	—	—	—	857,801	857,801	32,400
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(12,153)	—	—	(12,153)	—
Change in unrealized appreciation of investments, net	—	—	382,573	—	—	382,573	—
Change in unrealized currency translation adjustment, net	—	—	2,933	—	—	2,933	—
Comprehensive income	—	—	373,353	—	857,801	1,231,154	32,400
Treasury stock repurchase	—	—	—	(144,422)	—	(144,422)	—
Other, net	—	(4,192)	—	1,484	—	(2,708)	2,591
Balance as of December 31, 2019 (17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753

See accompanying Notes to Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Cash flows from operating activities
Net earnings	$890,201	54,654	100,492
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	119,513	127,374	135,029
Change in the fair value of equity securities	(709,695)	228,994	—
Net realized capital (gains) losses	6,551	3,241	(107,222)
Other than temporary impairment losses	19,660	1,328	16,871
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	259,048	(162,499)	(408,552)
(Increase) decrease in premium balances receivable	(105,368)	(45,296)	(53,654)
(Increase) decrease in ceded unearned premiums	(26,921)	(30,980)	10,771
(Increase) decrease in deferred acquisition costs	(58,031)	(11,200)	(4,712)
(Increase) decrease in funds held under reinsurance agreements	(11,458)	(38,015)	(114,440)
Increase (decrease) in unearned premiums	299,092	84,784	6,796
Increase (decrease) in loss and loss adjustment expenses	(321,935)	379,044	784,051
Change in unrealized foreign currency exchange rate losses (gains)	(18,033)	84,089	(143,878)
Other, net	371,781	(273,095)	224,183
Net adjustments	(175,796)	347,769	345,243
Net cash provided by (used in) operating activities	714,405	402,423	445,735
Cash flows from investing activities
Purchases of debt securities	(6,726,809)	(4,716,070)	(5,805,364)
Purchases of equity securities	(520,961)	(1,041,887)	(4,574,415)
Sales of debt securities	3,645,307	3,647,156	3,986,259
Maturities and redemptions of debt securities	1,166,841	1,526,060	1,943,263
Sales of equity securities	2,296,371	1,609,647	4,315,408
Net (purchases) sales of short-term investments	(21,564)	(316,366)	145,237
Net (purchases) sales and maturities of commercial mortgage loans	(9,674)	(18,168)	(63,486)
(Purchases) sales of property and equipment	(47,572)	(23,286)	6,775
Purchases of affiliates and subsidiaries, net of cash acquired	(218,260)	(235,176)	(244,311)
Sale of Subsidiaries	—	—	158,192
Other, net	(40,218)	(86,478)	(22,678)
Net cash provided by (used in) investing activities	(476,539)	345,432	(155,120)
Cash flows from financing activities
Treasury stock acquisitions	(144,422)	(491,633)	(16,048)
Increase (decrease) in other debt	81,738	104,404	(28,924)
Cash dividends paid	—	(153,967)	—
Other, net	(40,530)	4,512	(19,400)
Net cash provided by (used in) financing activities	(103,214)	(536,684)	(64,372)
Effect of foreign exchange rate changes on cash	5,683	(10,783)	18,041
Net increase (decrease) in cash	140,335	200,388	244,284
Cash at beginning of period	1,038,763	838,375	594,091
Cash at end of period	$1,179,098	$1,038,763	$838,375

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$97,016	$88,345	$83,171
Income taxes paid (refund received)	61,786	33,677	8,863

See accompanying Notes to Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

Alleghany Corporation (“Alleghany”), a Delaware corporation, owns and supports certain operating subsidiaries and manages investments, anchored by a core position in property and casualty reinsurance and insurance. Through its subsidiary Transatlantic Holdings, Inc. (“TransRe”), an Alleghany subsidiary since March 2012, Alleghany is engaged in the property and casualty reinsurance business. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”), Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”) and CapSpecialty, Inc. (“CapSpecialty”). RSUI and CapSpecialty have been subsidiaries of AIHL since July 2003 and January 2002, respectively. AIHL Re LLC (“AIHL Re”), a captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a subsidiary of AIHL since its formation in May 2006.

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of middle-market businesses that are owned and managed through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

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
•

IPS-Integrated Project Services, LLC (“IPS”), a design, engineering, procurement, construction management, and validation service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

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
•

a 45 percent equity interest in Wilbert Funeral Services, Inc. (“Wilbert”), a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. On December 31, 2019, Alleghany Capital exercised its call right to acquire a majority of the remaining outstanding equity interests in Wilbert.  The purchase of such additional equity interest is subject to the satisfaction of certain closing conditions and is expected to close later in 2020.

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

In addition, Alleghany owns certain other holding-company investments. Alleghany’s wholly-owned subsidiary, Stranded Oil Resources Corporation (“SORC”) is an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. Alleghany’s wholly-owned subsidiary, Alleghany Properties Holdings LLC (“Alleghany Properties”) owns and manages certain properties in the Sacramento, California region. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to its future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the respective subsidiary’s earnings in specified periods preceding the redemption date, calculated based on either a specified formula or an independent fair market valuation. During 2019, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. In connection with an acquisition on October 1, 2019, the noncontrolling interests of Jazwares were increased from approximately 23 percent to approximately 25 percent. Effective April 1, 2019, all noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT.

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

(c) Fair value

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making its fair value determinations, Alleghany considers whether the market for a particular security is “active” or “inactive” based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, Alleghany considers whether observable transactions are “orderly” or not. Alleghany does not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability and observability of inputs as follows:

•

Level 1: Valuations are based on unadjusted quoted prices in active markets that Alleghany has the ability to access for identical, unrestricted assets and do not involve any meaningful degree of judgment. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Alleghany’s Level 1 assets include publicly traded common stocks and mutual funds (which are included on the consolidated balance sheet in equity securities) where Alleghany’s valuations are based on quoted market prices.

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

Commencing January 1, 2019, all leases with terms of more than one year are recorded as lease liabilities and corresponding right-of-use assets, and are recorded as a component of other liabilities and other assets, respectively.

See Note 12(b) for further information on Alleghany’s leases.

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

(n) Senior Notes and Other Debt

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”), senior notes issued by TransRe (the “TransRe Senior Notes,” and together with the Alleghany Senior Notes, the “Senior Notes”) and other debt. Other debt consists primarily of borrowings at Alleghany Capital’s subsidiaries, and is generally used to fund acquisitions and support working capital needs. The Senior Notes and other debt are carried at unpaid principal balance, including any unamortized premium or discount and any unamortized debt issuance costs.

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

(p) Noninsurance Revenue and Other Operating Expenses

Noninsurance revenues relate primarily to manufactured products and services sold by Alleghany Capital’s subsidiaries.  Manufactured products primarily include fabricated steel, toys, trailers and machine tools.  Services primarily include facility construction, technical services and hotel management.  Noninsurance revenues and related operating expenses arising from the sale of manufactured goods and services are generally recognized as the transfer of goods and services to customers takes place. Payment terms for products and services vary by the type of product or service offered. Noninsurance revenues reflect the payment or payments that are expected to be received from the customers for those goods and services. Other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include: (i) advertising and marketing costs; and (ii) finders’ fees, legal and accounting costs and other transaction-related expenses, all of which are recognized as incurred.

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

Noninsurance revenues and related operating expenses from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract. For certain customer contracts in the technical service and hotel management businesses, construction-related costs and recurring hotel operating expenses are incurred and recognized as other operating expenses, but are passed through to the customer and correspondingly recognized as noninsurance revenues.

(q) Reclassification

Certain prior year amounts have been reclassified to conform to the 2019 presentation of the financial statements.

(r) Recent Accounting Standards

Recently Adopted

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance on certain tax effects caused by the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act, among other things, reduced the U.S. corporate federal income tax rate for the 2018 tax year from 35.0 percent to 21.0 percent. Under such circumstances, GAAP requires that the value of deferred tax assets and liabilities be reduced through tax expense. The new guidance provides an option to reclassify to retained earnings any stranded tax amounts that remain in accumulated other comprehensive income, either retrospectively or at the beginning of the period in which the adoption is elected. This guidance became effective in the first quarter of 2018 for public entities, with early adoption permitted in 2017. Alleghany adopted this guidance in the first quarter of 2018 and has elected to reclassify to retained earnings stranded tax amounts that remain in accumulated other comprehensive income, in the amount of approximately $135 million, as of January 1, 2018. See Note 10(b) for additional information on accumulated other comprehensive income. See Note 9 for additional information on the Tax Act and its impact on Alleghany.

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in the financial statements and improves the alignment between hedge accounting and a company’s risk management activities. This guidance became effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on its results of operations and financial condition.

In March 2017, the FASB issued guidance that reduces the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The guidance applies specifically to noncontingent call features that are callable at a predetermined and fixed price and date. The accounting for purchased callable debt securities held at a discount is not affected. This guidance became effective in the first quarter of 2019 for public entities, with early adoption permitted. Alleghany adopted this guidance in the fourth quarter of 2017 and recorded a cumulative effect reduction of approximately $13 million directly to opening 2017 retained earnings and an offsetting increase in opening 2017 accumulated other comprehensive income. The implementation did not have a material impact on Alleghany’s results of operations and financial condition.

In February 2016, the FASB issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under the prior guidance, a lessee is only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors remains largely unchanged. This guidance became effective in the first quarter of 2019 for public entities, with early adoption permitted. A modified retrospective transition approach was elected for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Alleghany adopted this guidance in the first quarter of 2019, and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation, Alleghany elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by Alleghany’s lessors for certain of its leases). Alleghany also elected the package of practical expedients under the transition guidance, which allowed Alleghany to not reevaluate existing lease classifications, among others. As of January 1, 2019, Alleghany’s adoption of this guidance resulted in recognition of an additional right-of-use asset of approximately $0.2 billion and a corresponding lease liability of $0.2 billion. See Note 12(b) for further information on Alleghany’s leases.

In January 2016, the FASB issued guidance that changes the recognition and measurement of certain financial instruments. This guidance requires investments in equity securities (except those accounted for under the equity method of accounting, but including partnership investments not accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net earnings. For equity securities that do not have readily determinable fair values, measurement may be at cost, adjusted for any impairment and changes resulting from observable price changes for a similar investment of the same issuer. This guidance also changes the presentation and disclosure of financial instruments by: (i) requiring that financial instrument disclosures of fair value use the exit price notion; (ii) requiring separate presentation of financial assets and financial liabilities by measurement category and form, either on the balance sheet or the accompanying notes to the financial statements; (iii) requiring separate presentation in other comprehensive income for the portion of the change in a liability’s fair value resulting from instrument-specific credit risk when an election has been made to measure the liability at fair value; and (iv) eliminating the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. This guidance became effective for fiscal years beginning after December 15, 2017 for public entities, including interim periods within those fiscal years. Except for the change in presentation for instrument-specific credit risk, this guidance does not permit early adoption. Alleghany adopted this guidance in the first quarter of 2018. As of January 1, 2018, approximately $736 million of net unrealized gains of equity securities, net of deferred taxes, were reclassified from accumulated other comprehensive income to retained earnings. Subsequently, all changes in unrealized gains or losses of equity securities, net of deferred taxes, were presented in the Consolidated Statements of Earnings rather than the Consolidated Statements of Comprehensive Income, under the caption “change in the fair value of equity securities.” Results arising from partnership investments, whether accounted for under the equity method or at fair value, continue to be reported as a component of net investment income. The implementation did not have a material impact on Alleghany’s financial condition. See Note 4 for further information on Alleghany’s equity securities, and Note 10(b) for further information on accumulated other comprehensive income.

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

Future Application of Accounting Standards

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Credit losses for securities accounted for on an AFS basis are to be measured in a manner similar to GAAP as currently applied and cannot exceed the amount by which the fair value is less than the amortized cost, although the new guidance removes the length of time a security has been in an unrealized loss position as a possible indication of a credit impairment. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance is effective in the first quarter of 2020 for public entities, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2020. As of January 1, 2020, Alleghany estimates that the adoption of this guidance will result in an increase in allowances for credit losses on certain financial assets accounted for at cost or amortized cost of approximately $4 million and an after-tax reduction in stockholders’ equity of approximately $3 million. See Note 4 for further information on Alleghany’s investments. See Note 5(b) for further information on Alleghany’s reinsurance recoverables.

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

In August 2018, the FASB issued guidance that changes the financial statement disclosure requirements for measuring fair value. With respect to financial instruments classified as “Level 3” in the fair value disclosure hierarchy, the guidance requires certain additional disclosures for public entities related to amounts included in other comprehensive income and significant unobservable inputs used in the valuation, while removing disclosure requirements related to an entity’s overall valuation processes. The guidance also removes certain disclosure requirements related to transfers between financial instruments classified as “Level 1” and “Level 2” and provides clarification on certain other existing disclosure requirements. This guidance became effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted with respect to any eliminated or modified disclosures. Alleghany will adopt this guidance in the first quarter of 2020 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Goodwill and Intangible Assets

On October 1, 2019, Jazwares acquired the outstanding equity of Wicked Cool Toys, LLC (“WCT”), a global toy company based in Bristol, Pennsylvania, for $159.0 million.  Jazwares funded the acquisition with $135.5 million of incremental debt and the issuance of certain noncontrolling interests in Jazwares, which were valued at $23.5 million and which increased the aggregate noncontrolling interests in Jazwares from approximately 23 percent to approximately 25 percent.  In connection with the acquisition, Alleghany recorded $39.1 million of goodwill, $83.9 million of finite-lived intangible assets related to license agreements and $24.9 million of other finite-lived intangible assets related primarily to customer relationships.

The acquisition-date consideration transferred and purchase price allocation to the acquired assets and assumed liabilities of WCT were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to further adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for acquired assets and assumed liabilities, as well as the residual goodwill. The acquisition accounting for WCT is expected to be finalized later in 2020.

On October 1, 2018, Alleghany Capital acquired approximately 85 percent of the equity in Concord for $136.6 million, consisting of $68.6 million in cash paid upon consummation of the transaction, $38.2 million of potential contingent consideration based on future profitability and $29.8 million of incremental debt. In connection with the acquisition, Alleghany recorded $83.0 million of goodwill and $70.8 million of finite-lived intangible assets related primarily to customer relationships.

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

In addition to W&W|AFCO Steel’s acquisition of Hirschfeld and Jazwares’ acquisition of WCT, several other subsidiaries of Alleghany Capital have made other acquisitions, including:

•

Acquisitions made by Kentucky Trailer in 2014, 2015, 2018 and 2019, including two acquisitions of controlling interests in manufacturers of aluminum feed transportation equipment. Specifically, Kentucky Trailer acquired a company based in Cedar Rapids, Iowa in December 2018 and a company based in Birmingham, Alabama in July 2019;

•	Acquisitions made by Jazwares in 2016 and 2018;
•

Acquisitions made by PCT of a manufacturer of waterjet orifices and nozzles and a provider of related services in October 2016 and a provider of high-performance solid carbide end mills in June 2019; and

•	An acquisition made by IPS in May 2019.

The following table presents the amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	($ in millions)
Insurance Segment(2) - Goodwill	$49.0	$—	$49.0	$49.0	$—	$49.0
Insurance Segment - Intangible assets:
Agency relationships	16.6	12.4	4.2	18.4	11.4	7.0
State insurance licenses	25.1	—	25.1	25.1	—	25.1
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	33.8	—	33.8	33.8	—
Renewal rights	25.1	24.5	0.6	25.1	24.1	1.0
Other	4.1	4.1	—	4.1	4.1	—
Total insurance segment intangibles	140.2	74.8	65.4	142.0	73.4	68.6
Total insurance segment goodwill and other intangibles	$189.2	$74.8	$114.4	$191.0	$73.4	$117.6

Reinsurance Segment(2) - Goodwill	$8.8	$—	$8.8	$8.8	$—	$8.8
Reinsurance Segment - Intangible assets:
Value of business in-force	291.4	291.4	—	291.4	291.4	—
Loss and LAE reserves	(98.8)	(85.7)	(13.1)	(98.8)	(82.6)	(16.2)
State and foreign insurance licenses	19.0	—	19.0	19.0	—	19.0
Trade name	50.0	—	50.0	50.0	—	50.0
Renewal rights	53.0	30.7	22.3	51.5	26.0	25.5
Leases	(25.8)	(21.6)	(4.2)	(28.1)	(19.5)	(8.6)
Other	15.1	10.9	4.2	14.6	10.0	4.6
Total reinsurance segment intangibles	303.9	225.7	78.2	299.6	225.3	74.3
Total reinsurance segment goodwill and other intangibles	$312.7	$225.7	$87.0	$308.4	$225.3	$83.1

Alleghany Capital(2)(3) - Goodwill	$465.2	$—	$465.2	$397.3	$—	$397.3
Alleghany Capital(3) - Intangible assets:
Trade name	171.8	0.6	171.2	176.9	0.1	176.8
License agreements	152.1	32.6	119.5	68.2	22.6	45.6
Customer relationships	296.4	47.5	248.9	215.1	27.7	187.4
Other	25.8	23.0	2.8	21.2	20.8	0.4
Total Alleghany Capital intangibles	646.1	103.7	542.4	481.4	71.2	410.2
Total Alleghany Capital goodwill and other intangibles	$1,111.3	$103.7	$1,007.6	$878.7	$71.2	$807.5

Alleghany consolidated:
Goodwill	$523.0	$—	$523.0	$455.1	$—	$455.1
Intangible assets	1,090.2	404.2	686.0	923.0	369.9	553.1
Goodwill and other intangibles assets	$1,613.2	$404.2	$1,209.0	$1,378.1	$369.9	$1,008.2

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods, as applicable.
(2)	See Note 13 for additional information on Alleghany’s segments of business.
(3)

Represents goodwill and other intangible assets related to the acquisition of: (i) Jazwares on April 15, 2016 and its subsequent acquisitions; (ii) W&W|AFCO Steel on April 28, 2017 and its subsequent acquisition; (iii) Concord on October 1, 2018; (iv) PCT on April 26, 2012 and its subsequent acquisitions; (v) IPS on October 31, 2015 and its subsequent acquisition; and (vi) Kentucky Trailer on August 30, 2013 and its subsequent acquisitions.  Balances as of December 31, 2019 also reflect the finalization of provisional estimates that existed as of December 31, 2018.

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

3. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,632.3	$17,632.3	$16,291.3	$16,291.3

Liabilities
Senior Notes and other debt(2)	$1,751.1	$1,962.7	$1,669.0	$1,795.5

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

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2019
Equity securities:
Common stock	$2,498.1	$3.3	$—	$2,501.4
Preferred stock	—	2.1	2.0	4.1
Total equity securities	2,498.1	5.4	2.0	2,505.5
Debt securities:
U.S. Government obligations	—	1,215.0	—	1,215.0
Municipal bonds	—	2,307.9	—	2,307.9
Foreign government obligations	—	690.7	—	690.7
U.S. corporate bonds	—	2,754.0	605.0	3,359.0
Foreign corporate bonds	—	1,208.7	168.7	1,377.4
Mortgage and asset-backed securities:
RMBS(1)	—	1,838.5	1.9	1,840.4
CMBS	—	865.9	5.8	871.7
Other asset-backed securities(2)	—	1,692.9	856.7	2,549.6
Total debt securities	—	12,573.6	1,638.1	14,211.7
Short-term investments	—	914.8	—	914.8
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,498.1	$13,493.8	$1,640.4	$17,632.3
Senior Notes and other debt	$—	$1,595.6	$367.1	$1,962.7

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2018
Equity securities:
Common stock	$3,563.9	$3.5	$—	$3,567.4
Preferred stock	—	—	5.4	5.4
Total equity securities	3,563.9	3.5	5.4	3,572.8
Debt securities:
U.S. Government obligations	—	1,022.4	—	1,022.4
Municipal bonds	—	2,214.7	—	2,214.7
Foreign government obligations	—	947.9	—	947.9
U.S. corporate bonds	—	1,959.6	425.7	2,385.3
Foreign corporate bonds	—	1,226.4	126.9	1,353.3
Mortgage and asset-backed securities:
RMBS(1)	—	1,387.9	—	1,387.9
CMBS	—	533.3	—	533.3
Other asset-backed securities(2)	—	712.3	1,266.9	1,979.2
Total debt securities	—	10,004.5	1,819.5	11,824.0
Short-term investments	—	893.8	—	893.8
Other invested assets(3)	—	—	0.7	0.7
Total investments (excluding equity method investments and loans)	$3,563.9	$10,901.8	$1,825.6	$16,291.3
Senior Notes and other debt	$—	$1,510.5	$285.0	$1,795.5

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $834.2 million and $1,266.9 million of collateralized loan obligations as of December 31, 2019 and 2018, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value and excludes investments accounted for using the equity method.

In 2019, Alleghany transferred into Level 3 $21.8 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during 2019, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. Of the $21.8 million of transfers, $14.7 million related to foreign corporate bonds, with the remainder related to other types of debt securities.

In 2019, Alleghany transferred out of Level 3 $25.4 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during 2019, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $25.4 million of transfers, $18.9 million related to other asset-backed securities, with the remainder related to other types of debt securities.

There were no other material transfers between Levels 1, 2 or 3 in 2019.

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

In addition to the $58.7 million of Ares-related other invested assets transferred into Level 3, in 2018, Alleghany transferred into Level 3 $6.3 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets and, specifically, a decrease in non-binding broker quotes. Of the $6.3 million of transfers, $4.3 million related to preferred stock, $1.9 million related to corporate bonds and $0.1 million related to other invested assets.

Other than the $56.9 million of Ares-related other invested assets transferred out of Level 3, in 2018, Alleghany transferred out of Level 3 $164.7 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during 2018, there was a decrease in the weight given to non-binding broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $164.7 million of transfers, $150.6 million related to RMBS, $11.0 million related to other asset-backed securities and $3.1 million related to several other types of securities.

There were no other material transfers between Levels 1, 2 or 3 in 2018.

The following tables present reconciliations of the changes during 2019 and 2018 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset - backed
Year Ended December 31, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$—	$—	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(1.7)	(6.5)	(5.9)	—	—	(1.1)	(0.1)	(15.3)
Other comprehensive income (loss)	—	39.4	7.5	0.1	—	16.7	(0.3)	63.4
Purchases	0.3	184.8	42.7	1.8	6.0	82.3	0.1	318.0
Sales	—	—	(5.6)	—	—	(378.3)	(0.1)	(384.0)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(37.0)	(10.0)	—	—	(116.7)	—	(163.7)
Transfers into Level 3	—	1.3	14.7	—	—	5.8	—	21.8
Transfers out of Level 3	(2.0)	(2.7)	(1.6)	—	(0.2)	(18.9)	—	(25.4)
Balance as of December 31, 2019	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4

		Debt Securities
				Mortgage and asset-backed
Year Ended December 31, 2018	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2018	$1.9	$260.0	$75.2	$161.8	$1.6	$1,101.3	$7.5	$1,609.3
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	(0.9)	(0.1)	(0.3)	—	1.6	1.2	1.5
Other comprehensive income (loss)	(2.7)	(11.5)	(2.9)	(5.3)	—	(42.3)	(4.2)	(68.9)
Purchases	2.0	182.3	58.9	—	—	846.3	—	1,089.5
Sales	(0.1)	—	—	—	—	(65.0)	(5.7)	(70.8)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(4.8)	(4.0)	(5.6)	—	(564.0)	—	(578.4)
Transfers into Level 3	4.3	1.9	—	—	—	—	58.8	65.0
Transfers out of Level 3	—	(1.3)	(0.2)	(150.6)	(1.6)	(11.0)	(56.9)	(221.6)
Balance as of December 31, 2018	$5.4	$425.7	$126.9	$—	$—	$1,266.9	$0.7	$1,825.6

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no OTTI losses recorded in net earnings related to Level 3 instruments still held as of December 31, 2019 and 2018.

Net unrealized losses related to Level 3 assets as of December 31, 2019 and 2018 were not material.

The increase in Senior Notes and other debt included in Level 3 for 2019 primarily reflects increased borrowings at Jazwares to fund its acquisition of WCT and, to a lesser extent, increased borrowings at Kentucky Trailer, IPS and PCT to fund acquisitions and support working capital needs.

See Note 1(c) for Alleghany’s accounting policy on fair value.

4. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost or cost and the fair value of AFS securities as of December 31, 2019 and 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. Government obligations	$1,198.5	$19.3	$(2.8)	$1,215.0
Municipal bonds	2,190.5	118.7	(1.3)	2,307.9
Foreign government obligations	675.9	16.4	(1.6)	690.7
U.S. corporate bonds	3,206.2	155.1	(2.3)	3,359.0
Foreign corporate bonds	1,348.1	32.2	(2.9)	1,377.4
Mortgage and asset-backed securities:
RMBS	1,785.1	56.1	(0.8)	1,840.4
CMBS	849.9	23.2	(1.4)	871.7
Other asset-backed securities(1)	2,544.5	24.8	(19.7)	2,549.6
Total debt securities	13,798.7	445.8	(32.8)	14,211.7
Short-term investments	914.8	—	—	914.8
Total investments	$14,713.5	$445.8	$(32.8)	$15,126.5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$1,042.4	$2.4	$(22.4)	$1,022.4
Municipal bonds	2,177.5	44.4	(7.2)	2,214.7
Foreign government obligations	939.0	12.3	(3.4)	947.9
U.S. corporate bonds	2,431.4	13.2	(59.3)	2,385.3
Foreign corporate bonds	1,363.0	9.1	(18.8)	1,353.3
Mortgage and asset-backed securities:
RMBS	1,392.4	10.3	(14.8)	1,387.9
CMBS	536.9	2.8	(6.4)	533.3
Other asset-backed securities(1)	2,013.3	4.4	(38.5)	1,979.2
Total debt securities	11,895.9	98.9	(170.8)	11,824.0
Short-term investments	893.8	—	—	893.8
Total investments	$12,789.7	$98.9	$(170.8)	$12,717.8

(1)	Includes $834.2 million and $1,266.9 million of collateralized loan obligations as of December 31, 2019 and 2018, respectively.

(b) Contractual Maturity

The following table presents the amortized cost or cost and estimated fair value of debt securities by contractual maturity as of December 31, 2019. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of December 31, 2019
Short-term investments due in one year or less	$914.8	$914.8
Mortgage and asset-backed securities(1)	5,179.5	5,261.7
Debt securities with maturity dates:
One year or less	597.2	598.9
Over one through five years	3,416.0	3,489.9
Over five through ten years	2,592.4	2,705.1
Over ten years	2,013.6	2,156.1
Total debt securities	$13,798.7	$14,211.7

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Interest income	$499.5	$420.8	$412.1
Dividend income	37.9	78.5	47.4
Investment expenses	(28.9)	(31.5)	(28.1)
Pillar Investments(1)	15.0	(6.5)	(1.7)
Limited partnership interests in certain subsidiaries of Ares(1)	—	20.2	3.3
Other investment results	26.7	19.0	18.0
Total	$550.2	$500.5	$451.0

(1)	See Note 4(i) for discussion of the Pillar Investments, as defined therein, and limited partnership interests in certain subsidiaries of Ares.

As of December 31, 2019, non-income producing invested assets were insignificant.

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

The following table presents increases (decreases) in the fair value of equity securities for 2019 and 2018:

	Year Ended December 31,
	2019	2018
	($ in millions)
Change in the fair value of equity securities sold during the period	$59.1	$(175.6)
Change in the fair value of equity securities held at the end of the period	650.6	(53.4)
Change in the fair value of equity securities	$709.7	$(229.0)

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $5.9 billion, $5.3 billion and $8.3 billion for 2019, 2018 and 2017, respectively.

On July 18, 2019, AIHL purchased an exchange-traded equity derivative index put option (the “Put Option”) for $38.4 million to hedge the downside equity market risk on approximately $1.0 billion of Alleghany’s equity portfolio. The Put Option did not qualify for hedge accounting. The Put Option expired worthless on December 31, 2019, and the resulting $38.4 million decline in value of the Put Option was recorded as a reduction to net realized capital gains.

Net realized capital losses in 2019 primarily reflect the $38.4 million decline in value of the Put Option and a $13.6 million loss from the December 2019 sale of a privately held investment accounted for under the equity method, partially offset by net realized capital gains from the sale of debt securities.

Net realized capital losses in 2018 primarily reflect a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets in 2018 arising from a decline in energy prices as of December 31, 2018, as well as losses on the sale of debt securities, partially offset by a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in 2018.  See Note 4(i) for additional information on this conversion.

Net realized capital gains in 2017 primarily reflect sales of certain exchange-traded funds, sales of certain equity securities resulting from a partial restructuring of the equity portfolio, an $8.4 million pre-tax gain realized on the sale of PacificComp on December 31, 2017 and a $20.9 million realized gain on a bulk settlement of certain contingent consideration liabilities by Alleghany Capital, partially offset by a $4.8 million loss realized on the from the sale of a SORC legacy oil field on December 29, 2017 and a $7.9 million write-down of certain reinsurance segment assets.

The following table presents the amounts of gross realized capital gains and gross realized capital losses for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Gross realized capital gains	$62.4	$86.9	$236.7
Gross realized capital losses	(68.9)	(90.1)	(129.5)
Net realized capital gains	$(6.5)	$(3.2)	$107.2

Gross realized loss amounts exclude OTTI losses, as discussed below.

(f) OTTI losses

Alleghany holds its debt securities as AFS and, as such, these securities are recorded at fair value. Alleghany continually monitors the difference between amortized cost and the estimated fair value of its debt investments, which involves uncertainty as to whether declines in value are temporary in nature. The analysis of a security’s decline in value is performed in its functional currency. If the decline is deemed temporary, Alleghany records the decline as an unrealized loss in stockholders’ equity. If the decline is deemed to be other than temporary, Alleghany writes its amortized cost basis down to the fair value of the security and records an OTTI loss on its statement of earnings. In addition, any portion of such decline related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

OTTI losses in 2019 reflect $19.7 million of unrealized losses on debt securities, primarily related to the energy sector, that were deemed to be other than temporary and, as such, were required to be charged against earnings. The determination that unrealized losses on these debt securities were other than temporary was primarily due to the deterioration of creditworthiness of the issuers in the domestic energy sector. In addition, certain foreign bonds were impaired in 2019 due to a significant decline in fair value.

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

Upon the ultimate disposition of the securities for which OTTI losses have been recorded, a portion of the loss may be recoverable depending on market conditions at the time of disposition. After adjusting the amortized cost basis of securities for the recognition of OTTI losses, the remaining gross unrealized investment losses for debt securities as of December 31, 2019 were deemed to be temporary, based on, among other factors: (i) the duration of time and the relative magnitude to which the fair value of these investments had been below cost were not indicative of an OTTI loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

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

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2019 and 2018:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. Government obligations	$120.3	$2.0	$99.7	$0.8	$220.0	$2.8
Municipal bonds	90.2	1.3	4.3	—	94.5	1.3
Foreign government obligations	198.5	1.2	33.8	0.4	232.3	1.6
U.S. corporate bonds	113.8	1.6	27.6	0.7	141.4	2.3
Foreign corporate bonds	212.0	2.3	66.9	0.6	278.9	2.9
Mortgage and asset-backed securities:
RMBS	48.7	0.3	48.6	0.5	97.3	0.8
CMBS	126.8	1.4	1.2	—	128.0	1.4
Other asset-backed securities	422.9	2.7	715.9	17.0	1,138.8	19.7
Total temporarily impaired securities	$1,333.2	$12.8	$998.0	$20.0	$2,331.2	$32.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2018
Debt securities:
U.S. Government obligations	$78.5	$0.9	$690.5	$21.5	$769.0	$22.4
Municipal bonds	312.4	2.5	202.5	4.7	514.9	7.2
Foreign government obligations	60.7	0.1	186.7	3.3	247.4	3.4
U.S. corporate bonds	1,187.9	39.4	379.7	19.9	1,567.6	59.3
Foreign corporate bonds	501.5	9.7	349.1	9.1	850.6	18.8
Mortgage and asset-backed securities:
RMBS	397.7	6.4	225.9	8.4	623.6	14.8
CMBS	199.1	1.3	109.5	5.1	308.6	6.4
Other asset-backed securities	1,442.8	36.7	121.6	1.8	1,564.4	38.5
Total temporarily impaired securities	$4,180.6	$97.0	$2,265.5	$73.8	$6,446.1	$170.8

As of December 31, 2019, Alleghany held a total of 860 debt securities that were in an unrealized loss position, of which 280 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. corporate bonds, U.S. Government obligations and RMBS.

As of December 31, 2019, the vast majority of Alleghany’s debt securities were rated investment grade, with 3.6 percent of debt securities having issuer credit ratings that were below investment grade or not rated, compared with 4.4 percent as of December 31, 2018.

(h) Statutory Deposits

Investments with fair values of approximately $2.3 billion as of December 31, 2019, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(i) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of December 31, 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $205.5 million, which is net of returns of capital received from the Pillar Investments.

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

(j) Investments in Commercial Mortgage Loans

As of December 31, 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $686.2 million, representing the unpaid principal balance on the loans. As of December 31, 2019, there was no allowance for loan losses. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, mature in two to ten years from loan origination and the principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of December 31, 2019 and 2018.

5. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated, third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. Such balances as of December 31, 2019 and 2018 are presented in the table below:

	As of December 31,
	2019	2018
	($ in millions)
Reinsurance recoverables on paid losses	$98.1	$63.9
Ceded outstanding loss and LAE	1,583.9	1,857.4
Total	$1,682.0	$1,921.3

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2019:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$134.7	8.0%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	134.6	8.0%
PartnerRe Ltd	A (Excellent)	95.1	5.7%
Swiss Reinsurance Company	A+ (Superior)	91.7	5.5%
Fairfax Financial Holdings Ltd	A (Excellent)	89.6	5.3%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	86.4	5.1%
Third Point Reinsurance Group	A- (Excellent)	81.1	4.8%
RenaissanceRe Holdings Ltd	A+ (Superior)	79.8	4.8%
W.R. Berkley Corporation	A+ (Superior)	68.4	4.1%
Liberty Mutual	A (Excellent)	60.7	3.6%
All other reinsurers		759.9	45.1%
Total reinsurance recoverables(4)		$1,682.0	100.0%
Secured reinsurance recoverables(3)		$680.5	40.5%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 66 percent of Alleghany’s reinsurance recoverables balance as of December 31, 2019 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

Alleghany had no allowance for uncollectible reinsurance as of December 31, 2019 and 2018.

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $407.7 million, $628.2 million and $777.4 million for 2019, 2018 and 2017, respectively.

(c) Premiums Written and Earned

The following table presents property and casualty premiums written and earned for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Gross premiums written – direct	$1,800.3	$1,537.8	$1,528.7
Gross premiums written – assumed	4,856.1	4,357.8	4,168.2
Ceded premiums written	(904.7)	(847.2)	(731.0)
Net premiums written	$5,751.7	$5,048.4	$4,965.9
Gross premiums earned – direct	$2,114.1	$1,935.3	$1,932.0
Gross premiums earned – assumed	4,268.8	3,881.4	3,790.3
Ceded premiums earned	(904.8)	(840.5)	(767.3)
Net premiums earned	$5,478.1	$4,976.2	$4,955.0

(d) Significant Reinsurance Contracts

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs. A summary of the more significant programs follows.

TransRe enters into various retrocession arrangements, including property catastrophe retrocession contracts, to manage the effects of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns, strengthen its market position and enhance capital efficiency. These include excess-of-loss and quota share treaties in traditional rated form as well as catastrophe bonds and other collateralized insurance-linked structures. TransRe’s retrocession protections generally have a one-year term and renewal dates occur throughout the year, with the majority renewing at January 1 and June 1.  The catastrophe bonds, however, have a four-year term, with maturities in 2022 and 2023.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, and per risk and catastrophe excess-of-loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2019. Both programs were renewed on May 1, 2019 with substantially similar terms as the expired programs.

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

6. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Reserves as of January 1	$12,250.3	$11,871.3	$11,087.2
Less: reinsurance recoverables(1)	1,857.4	1,650.1	1,236.2
Net reserves as of January 1	10,392.9	10,221.2	9,851.0

Other adjustments	(2.3)	0.9	(293.7)	(2)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,871.1	3,849.4	3,918.8
Prior years	(184.7)	(329.0)	(298.6)
Total incurred loss and LAE, net of reinsurance	3,686.4	3,520.4	3,620.2

Paid loss and LAE, net of reinsurance, related to:(3)
Current year	884.6	838.9	853.2
Prior years	2,839.9	2,419.0	2,225.2
Total paid loss and LAE, net of reinsurance	3,724.5	3,257.9	3,078.4

Foreign currency exchange rate effect	(8.0)	(91.7)	122.1

Net reserves as of December 31	10,344.5	10,392.9	10,221.2
Reinsurance recoverables as of December 31(1)	1,583.9	1,857.4	1,650.1
Reserves as of December 31	$11,928.4	$12,250.3	$11,871.3

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Primarily represents the impact on net reserves arising from the sale of PacificComp.
(3)	Includes paid loss and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of December 31, 2019 decreased from December 31, 2018, primarily reflecting payments on catastrophe losses incurred in 2017 and 2018 and favorable prior accident year loss reserve development, partially offset by the impact of growing net premiums earned and catastrophe losses incurred in 2019.  The 2019 catastrophe losses, net of reinsurance, include $183.7 million related to Typhoon Hagibis, $95.4 million related to Typhoon Faxai, $22.3 million related to civil unrest in Chile and $13.6 million related to Hurricane Dorian.

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

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for 2019, 2018 and 2017:

	Year Ended December,
	2019		2018		2017
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(6.8)	(1)	$(20.2)	(2)	$(22.2)	(3)
Non-catastrophe	(39.4)	(4)	(64.7)	(5)	(72.3)	(6)
Total	(46.2)		(84.9)		(94.5)
Casualty & other:
Malpractice Treaties(7)	(1.4)		(3.4)		(5.0)
Ogden rate impact(8)	—		—		24.4
Other	(148.2)	(9)	(177.8)	(10)	(174.4)	(11)
Total	(149.6)		(181.2)		(155.0)
Total Reinsurance Segment	(195.8)		(266.1)		(249.5)

Insurance Segment
RSUI:
Casualty	(16.3)	(12)	(27.8)	(13)	(38.9)	(14)
Property and other	(1.2)	(15)	(30.9)	(16)	(4.3)	(17)
Total	(17.5)		(58.7)		(43.2)
CapSpecialty:
Ongoing lines of business	26.1	(18)	(4.2)	(19)	(3.4)	(20)
Terminated Program(21)	3.0		—		—
Asbestos-related illness and environmental impairment liability	(0.5)		—		—
Total	28.6		(4.2)		(3.4)
PacificComp	—		—		(2.5)	(22)
Total incurred related to prior years	$(184.7)		$(329.0)		$(298.6)

(1)

Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year and Hurricane Irma in 2017 accident year.

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
(4)

Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2017 accident years, partially offset by unfavorable prior accident year loss reserve development in the 2018 accident year.

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

(9)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 and prior accident years and, to a lesser extent, shorter-tailed lines of business in the 2014 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the marine and aviation lines of business in the 2018 accident year.

(10)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2002 through 2010 accident years and in the shorter-tailed casualty lines of business (specifically, ocean marine, automobile liability and accident & health) in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2015 accident year.

(11)

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

(12)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2016 through 2018 accident years.

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

(15)

Primarily reflects favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year, Hurricanes Florence and Michael in the 2018 accident year and Hurricanes Harvey and Maria in the 2017 accident year, partially offset by assumed property reinsurance lines of business from both catastrophe and non-catastrophe losses in the 2018 accident year.

(16)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and, to a lesser extent, Hurricane Matthew in the 2016 accident year, as well as various other losses not classified as catastrophes in recent accident years.

(17)

Primarily reflects favorable prior accident year catastrophe loss reserve development in the 2016 accident year, partially offset by unfavorable prior accident year property loss reserve development in the binding authority lines of business primarily in the 2015 and 2016 accident years.

(18)	Primarily reflects unfavorable prior accident year loss reserves development related to the professional liability and other casualty lines of business in the 2015 through 2018 accident years.
(19)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.
(20)	Primarily reflects favorable prior accident year loss reserve development in the casualty lines of business in the 2010, 2014, 2015 and 2016 accident years.
(21)

Represents certain specialty lines of business written through a program administrator in connection with a terminated program in the 2010 and 2009 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

(22)	Primarily reflects favorable prior accident year loss reserve development in the 2013 and prior accident years.

(c) Information on Incurred and Paid Loss and LAE Development

The following is information about incurred and paid loss and LAE development, net of reinsurance. The information for 2010 through 2018 is unaudited and is provided as supplementary information. Information is also included for the portion of unpaid loss and LAE, net of reinsurance recoverables, that relate to IBNR and, for the insurance segment, the cumulative number of reported insurance claims. For the reinsurance segment, reported insurance claim information is generally not received from the cedants, and such information is therefore impracticable to disclose.

Reinsurance Segment

Property

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2019
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR
	($ in millions)
2010	$615.6	$527.1	$528.0	$540.4	$581.2	$606.0	$609.9	$613.0	$605.3	$601.3	$8.8
2011		1,351.2	1,342.3	1,269.4	1,240.7	1,235.2	1,217.1	1,210.9	1,209.6	1,207.7	0.8
2012			697.2	579.1	530.3	495.6	478.1	469.4	462.5	460.3	4.0
2013				501.2	470.6	444.6	422.1	406.8	403.6	398.1	2.4
2014					496.4	464.8	451.3	435.2	429.8	425.1	6.0
2015						368.8	332.0	320.6	306.3	301.9	3.6
2016							684.1	647.2	596.7	587.9	19.2
2017								1,174.6	1,179.5	1,148.3	30.2
2018									1,152.7	1,169.4	137.0
2019										988.7	355.4
Total Incurred Loss and LAE for the 2010 through 2019 accident years										$7,288.7

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
	($ in millions)
2010	$169.3	$349.0	$418.9	$472.3	$513.5	$540.1	$563.7	$571.5	$575.1	$581.9
2011		407.8	796.4	1,014.3	1,129.2	1,171.0	1,187.2	1,195.0	1,199.7	1,195.3
2012			90.3	268.9	377.8	416.7	438.0	448.0	451.2	460.1
2013				113.1	277.4	361.0	389.8	396.7	399.7	401.4
2014					109.4	297.6	360.0	382.9	394.0	397.3
2015						96.0	217.7	278.3	303.1	307.6
2016							210.5	429.8	504.8	535.1
2017								324.5	818.5	977.9
2018									309.5	811.8
2019										265.1
Cumulative Paid Loss and LAE for the 2010 through 2019 accident years										$5,933.5

Total incurred loss and LAE for the 2010 through 2019 accident years										$7,288.7
Cumulative paid loss and LAE for the 2010 through 2019 accident years										5,933.5
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2010										6.0
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2019										$1,361.2

 Reinsurance Segment

Casualty & other – Longer-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2019
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR
	($ in millions)
2010	$1,098.6	$1,101.9	$1,090.7	$1,063.5	$1,015.5	$999.3	$977.6	$962.9	$959.7	$951.3	$102.0
2011		996.0	1,009.6	994.6	974.6	959.1	949.9	942.6	925.5	920.6	116.5
2012			877.5	877.5	875.9	860.8	833.1	829.8	832.4	826.4	121.3
2013				798.6	802.2	799.2	777.5	776.7	783.0	767.4	184.0
2014					801.8	791.1	794.3	793.9	790.3	784.8	205.2
2015						794.8	799.0	797.0	793.7	799.1	226.4
2016							776.7	776.8	787.4	807.8	268.0
2017								764.4	765.7	783.4	385.8
2018									727.3	741.6	510.4
2019										759.7	672.5
Total Incurred Loss and LAE for the 2010 through 2019 accident years										$8,142.1

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
	($ in millions)
2010	$33.8	$108.4	$208.5	$322.3	$438.7	$573.9	$644.3	$688.9	$735.8	$770.2
2011		29.6	89.4	206.4	373.4	501.8	595.1	663.0	709.1	748.2
2012			46.9	106.8	201.1	316.6	435.7	521.3	587.0	624.4
2013				22.2	85.1	176.6	296.4	378.0	452.7	494.6
2014					29.8	107.5	229.6	342.9	444.7	522.7
2015						32.2	100.4	205.0	325.8	455.8
2016							34.8	121.8	242.9	370.0
2017								34.0	110.6	221.8
2018									33.0	104.6
2019										29.0
Cumulative Paid Loss and LAE for the 2010 through 2019 accident years										$4,341.3

Total incurred loss and LAE for the 2010 through 2019 accident years										$8,142.1
Cumulative paid loss and LAE for the 2010 through 2019 accident years										4,341.3
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2010										776.5
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2019										$4,577.3

(1)	Represents the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; and medical malpractice.

Reinsurance Segment

Casualty & other – Shorter-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2019
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR
	($ in millions)
2010	$1,024.5	$1,007.0	$985.9	$978.3	$967.2	$954.0	$950.3	$943.4	$927.7	$924.2	$9.1
2011		1,031.2	1,023.6	1,007.6	992.8	973.0	963.7	959.8	976.0	972.9	15.9
2012			1,022.3	1,059.9	1,056.8	1,005.5	983.9	958.9	948.4	941.4	19.8
2013				850.8	868.8	838.4	823.4	804.1	790.3	780.7	28.8
2014					850.4	833.0	808.8	784.3	772.4	755.0	38.7
2015						763.4	768.6	784.0	798.4	776.7	46.1
2016							1,118.0	1,124.4	1,111.6	1,100.3	80.0
2017								1,095.9	1,046.3	1,026.9	169.7
2018									1,255.4	1,266.1	288.7
2019										1,408.6	689.4
Total Incurred Loss and LAE for the 2010 through 2019 accident years										$9,952.8

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
	($ in millions)
2010	$404.9	$671.3	$776.5	$832.7	$866.7	$884.8	$897.5	$903.7	$909.6	$916.0
2011		376.5	606.4	752.7	820.9	858.8	880.2	894.5	906.1	915.1
2012			354.8	614.5	740.0	792.7	828.3	846.5	860.2	871.4
2013				265.4	523.5	613.3	663.0	685.5	704.9	717.5
2014					251.2	421.1	523.3	572.9	604.6	627.8
2015						218.5	409.1	518.7	577.7	629.1
2016							367.2	685.6	828.7	921.3
2017								342.8	639.1	793.5
2018									397.9	774.4
2019										462.0
Cumulative Paid Loss and LAE for the 2010 through 2019 accident years										$7,628.1

Total incurred loss and LAE for the 2010 through 2019 accident years										$9,952.8
Cumulative paid loss and LAE for the 2010 through 2019 accident years										7,628.1
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2010										153.1
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2019										$2,477.8

(1)	Primarily represents the following reinsurance lines of business: ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.

Insurance Segment

RSUI - Property

											As of December 31, 2019
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Reported Claims(2)
	($ in millions)
2010	$110.2	$101.7	$101.8	$105.7	$104.2	$109.8	$109.9	$109.6	$101.7	$101.7	$0.8	1,631
2011		168.8	162.0	160.5	159.9	159.0	159.3	159.3	159.9	160.2	1.0	2,207
2012			270.9	262.5	258.6	256.1	235.1	236.1	235.5	228.3	1.1	2,311
2013				157.3	157.2	150.4	152.1	152.4	152.5	154.3	1.6	2,394
2014					170.7	166.2	155.9	153.7	153.8	153.6	1.9	3,091
2015						140.5	136.1	142.6	141.3	140.1	2.6	3,004
2016							181.4	170.5	172.9	173.9	3.3	3,365
2017								330.7	306.5	304.1	23.1	3,668
2018									259.9	265.7	42.9	2,992
2019										204.3	57.2	2,888
Total Incurred Loss and LAE for the 2010 through 2019 accident years										$1,886.2

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
	($ in millions)
2010	$53.0	$83.6	$92.4	$98.6	$100.6	$101.1	$101.5	$101.3	$100.8	$100.9
2011		61.0	118.4	144.0	154.3	156.1	157.2	157.6	158.6	158.8
2012			62.0	157.5	181.9	193.5	202.4	216.2	216.7	219.2
2013				72.7	118.7	134.0	141.1	144.0	148.7	151.5
2014					93.2	133.8	145.0	148.8	150.3	151.3
2015						70.8	106.9	120.0	129.8	136.5
2016							72.0	127.1	147.1	161.2
2017								88.6	213.3	253.3
2018									62.3	175.1
2019										79.8
Cumulative Paid Loss and LAE for the 2010 through 2019 accident years										$1,587.6

Total incurred loss and LAE for the 2010 through 2019 accident years										$1,886.2
Cumulative paid loss and LAE for the 2010 through 2019 accident years										1,587.6
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2010										3.7
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2019										$302.3

(1)	Represents claims reported by insured claimants.

Insurance Segment

RSUI - Casualty

											As of December 31, 2019
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Reported Claims(2)
	($ in millions)
2010	$204.1	$204.1	$204.1	$203.4	$194.6	$178.6	$177.0	$171.0	$168.0	$166.7	$7.5	6,986
2011		205.9	205.9	208.3	212.1	211.6	206.8	202.0	189.7	184.9	13.3	7,551
2012			226.3	226.3	230.3	242.8	238.9	233.8	231.9	221.8	31.9	7,681
2013				264.8	264.8	277.6	280.1	279.0	273.5	269.6	44.4	8,731
2014					292.0	322.7	321.1	322.4	320.3	310.9	56.8	10,242
2015						300.2	300.2	304.2	302.2	291.4	83.6	9,375
2016							290.7	293.7	301.3	312.0	83.0	8,917
2017								282.5	286.4	299.1	121.6	8,716
2018									290.0	301.5	185.6	8,730
2019										316.9	267.7	7,267
Total Incurred Loss and LAE for the 2010 through 2019 accident years										$2,674.8

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
	($ in millions)
2010	$4.7	$30.9	$70.1	$90.1	$122.6	$128.6	$132.9	$149.2	$152.3	$158.1
2011		6.5	31.9	66.7	100.3	118.4	138.5	150.0	153.6	156.4
2012			6.8	38.4	96.0	125.5	144.0	159.3	166.7	176.1
2013				10.1	50.0	103.4	146.2	176.6	191.3	203.9
2014					13.0	69.5	130.1	179.1	206.5	234.6
2015						9.0	47.3	96.6	129.2	176.5
2016							13.7	69.2	123.6	197.8
2017								9.4	63.6	115.6
2018									13.0	70.4
2019										12.9
Cumulative Paid Loss and LAE for the 2010 through 2019 accident years										$1,502.3

Total incurred loss and LAE for the 2010 through 2019 accident years										$2,674.8
Cumulative paid loss and LAE for the 2010 through 2019 accident years										1,502.3
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2010										64.4
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2019										$1,236.9

(1)	Represents claims reported by insured claimants.

Insurance Segment

CapSpecialty(1)

											As of December 31, 2019
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Reported Claims(1)
	($ in millions)
2010	$93.2	$110.8	$117.9	$134.8	$134.5	$129.8	$129.5	$127.7	$127.2	$129.6	$3.8	8,212
2011		74.0	71.2	74.4	76.9	79.4	78.4	78.2	77.7	77.6	0.5	5,695
2012			72.7	71.8	66.2	69.3	69.7	68.7	68.8	69.1	0.4	5,265
2013				78.7	81.4	85.2	84.4	87.2	88.6	87.4	1.1	5,166
2014					102.8	102.7	101.0	100.2	98.6	97.6	2.4	5,952
2015						111.0	111.8	109.2	109.7	112.4	4.2	5,551
2016							129.4	132.4	132.7	135.0	14.5	6,131
2017								147.3	143.7	157.6	31.5	6,318
2018									164.1	173.3	66.9	6,319
2019										193.0	134.1	4,955
Total Incurred Loss and LAE for the 2010 through 2019 accident years										$1,232.6

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
	($ in millions)
2010	$22.0	$56.2	$78.4	$98.1	$111.0	$119.2	$121.6	$123.9	$124.4	$124.7
2011		16.3	31.9	44.7	57.7	67.3	69.8	73.8	75.7	76.0
2012			18.6	38.6	46.9	57.2	63.3	65.0	66.5	67.7
2013				23.4	48.0	62.0	69.6	78.6	84.5	85.3
2014					34.0	56.3	71.9	83.1	89.8	93.1
2015						30.9	57.4	73.5	88.8	101.1
2016							30.3	64.0	86.6	106.1
2017								30.1	65.6	95.1
2018									31.7	72.4
2019										29.8
Cumulative Paid Loss and LAE for the 2010 through 2019 accident years										$851.3

Total incurred loss and LAE for the 2010 through 2019 accident years										$1,232.6
Cumulative paid loss and LAE for the 2010 through 2019 accident years										851.3
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2010										7.7
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2019										$389.0

(1)	The vast majority of the CapSpecialty’s loss and LAE reserves relate to its casualty lines of business.
(2)	Represents claims reported by insured claimants.

Loss and LAE Reserve Summary and Reconciliation to Consolidated Balance Sheet

	Unpaid loss and LAE as of December 31, 2019(1)
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment:
Property	$1,965.5	604.3	$1,361.2
Casualty & other - Longer-Tailed Lines of Business	4,691.7	114.4	4,577.3
Casualty & other - Shorter-Tailed Lines of Business	2,666.6	188.8	2,477.8
	9,323.8	907.5	8,416.3

Insurance Segment:
RSUI - Property	444.6	142.3	302.3
RSUI - Casualty	1,801.0	564.1	1,236.9
RSUI	2,245.6	706.4	1,539.2

CapSpecialty	424.7	35.7	389.0
	2,670.3	742.1	1,928.2

Eliminations	(65.7)	(65.7)	—
Total	$11,928.4	$1,583.9	$10,344.5

(1)

Includes unallocated LAE, which aggregate to 1.1 percent of gross loss and LAE reserves as of December 31, 2019. Net loss and LAE reserves by component are shown in the preceding tables, and consolidated gross loss and LAE reserves is presented in the consolidated balance sheets.

(d) Supplementary Information on Historical Loss and LAE Duration (Unaudited)

The following table presents supplemental information about average historical loss and LAE duration, net of reinsurance, as of December 31, 2019.

	Average Annual Percentage Payout of Loss and LAE Incurred, Net of Reinsurance
	As of December 31, 2019
Years	1	2	3	4	5	6	7	8	9	10
Reinsurance Segment:
Property	28.5%	38.9%	17.0%	7.5%	3.5%	1.9%	1.4%	1.2%	0.1%	1.1%
Casualty & other - Longer-Tailed Lines of Business	4.0%	8.7%	13.0%	15.0%	13.4%	10.9%	7.0%	4.7%	4.6%	3.6%
Casualty & other - Shorter-Tailed Lines of Business	34.7%	27.5%	13.4%	6.8%	4.2%	2.3%	1.5%	1.0%	0.8%	0.7%

Insurance Segment:
RSUI - Property	40.8%	33.7%	10.8%	5.7%	2.4%	2.2%	0.7%	0.5%	0.2%	0.1%
RSUI - Casualty	3.6%	16.0%	19.6%	15.4%	12.1%	7.0%	4.1%	5.3%	1.7%	3.5%
CapSpecialty	21.7%	24.4%	16.3%	13.6%	9.9%	4.7%	2.4%	1.9%	0.4%	0.2%

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

There were no borrowings under the Credit Agreement in 2019, 2018 and 2017 and there were no outstanding borrowings under the Credit Agreement as of December 31, 2019. There were no borrowings under the Prior Credit Agreement in 2017.

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

On January 15, 2020, Alleghany redeemed all of its outstanding 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early extinguishment of debt, Alleghany will record a realized loss, before tax, of $7.1 million in the first quarter of 2020.

(b) TransRe Senior Notes

On November 23, 2009, TransRe completed a public offering of $350.0 million aggregate principal amount of its 8.00% senior notes due on November 30, 2039 (the “2039 Senior Notes”). The 2039 Senior Notes are unsecured and unsubordinated general obligations of TransRe and are not guaranteed by Alleghany. Interest on the 2039 Senior Notes is payable semi-annually. The terms of the 2039 Senior Notes permit redemption prior to their maturity. The indentures under which the 2039 Senior Notes were issued contain covenants that impose conditions on TransRe’s ability to create liens on, or engage in sales of, the capital stock of certain of its subsidiaries, including Transatlantic Reinsurance Company, TransRe Europe S.A. or Fair American Insurance and Reinsurance Company.

(c) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $367.1 million and $284.5 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the $367.1 million includes:

•	$177.7 million of borrowings by Jazwares under its available credit facility and borrowings incurred and assumed from its acquisition of WCT;
•

$59.5 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$57.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld;
•	$40.2 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and
•

$32.4 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019;

None of the above liabilities are guaranteed by Alleghany or Alleghany Capital.  In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with $33.3 million of intercompany floating-rate debt funded by the Alleghany parent company.  The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

9. Income Taxes

The following table presents income tax expense (benefit) for 2019, 2018 and 2017:

	Federal	State	Foreign	Total
	($ in millions)
Year ended December 31, 2019
Current	$87.9	$12.0	$70.8	$170.7
Deferred	62.9	0.5	(0.7)	62.7
	$150.8	$12.5	$70.1	$233.4

Year ended December 31, 2018
Current	$(83.3)	$5.6	$32.0	$(45.7)
Deferred	29.9	0.9	(0.1)	30.7
	$(53.4)	$6.5	$31.9	$(15.0)

Year ended December 31, 2017
Current	$(41.3)	$2.7	$41.0	$2.4
Deferred	(66.6)	0.6	(0.2)	(66.2)
	$(107.9)	$3.3	$40.8	$(63.8)

Earnings (losses) before income taxes from domestic operations were $952.4 million, ($46.4) million and ($132.7) million in 2019, 2018 and 2017, respectively. Earnings before income taxes from foreign operations were $171.2 million, $86.0 million and $169.4 million in 2019, 2018 and 2017, respectively. Foreign tax expense was primarily attributable to the U.K., Canada, Switzerland and France.

The following table presents the difference between the federal income tax rate and the effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
Foreign tax credits	0.4	(0.3)	(6.4)
Income subject to dividends-received deduction	(0.3)	(18.3)	(25.5)
Tax-exempt interest	(1.0)	(36.0)	(94.1)
State taxes, net of federal tax benefit	0.9	13.8	6.5
Prior period adjustment	0.2	(0.1)	(3.3)
Tax benefit from sale of subsidiary	—	—	(54.1)
Other, net	(0.4)	(18.1)	(32.0)
Effective tax rate	20.8%	(38.0)%	(173.9)%

The Tax Act was signed into law on December 22, 2017. Among other provisions, the Tax Act reduced the corporate federal income tax rate from 35.0 percent to 21.0 percent, effective January 1, 2018, for the 2018 and subsequent tax years. As a result, the value of Alleghany’s deferred tax assets and liabilities as of December 31, 2017 was reduced. Alleghany has reflected the impact of the Tax Act in its financial statements. The net impact of this reduction to Alleghany’s consolidated 2017 tax expense was not material.

The increase in effective tax rate in 2019 compared with 2018 primarily reflects the impact of higher earnings before income taxes and, to a lesser extent, lower tax-exempt interest income arising from municipal bond securities and lower dividends-received deductions, partially offset by higher state income taxes.

The decrease in the effective tax rate in 2018 from 2017 primarily reflects the decrease in the U.S. corporate federal income tax rate due to the Tax Act, as well as new limitations on certain deductions as a result of the Tax Act and a tax benefit associated with the sale of PacificComp.

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	($ in millions)
Deferred tax assets:
Loss and LAE reserves	$118.9	$122.9
Minimum tax credit carry forward	—	68.8
Compensation accruals	94.1	88.1
Unearned premiums	97.4	85.9
OTTI losses	6.5	5.4
State net operating loss carry forward	22.8	23.5
Other	134.9	89.8
Gross deferred tax assets before valuation allowance	474.6	484.4
Valuation allowance	(22.8)	(23.5)
Gross deferred tax assets	451.8	460.9

Deferred tax liabilities:
Net unrealized gains on investments	274.8	127.2
Deferred acquisition costs	113.4	101.1
Purchase accounting adjustments	11.7	11.3
Other	46.0	56.4
Gross deferred tax liabilities	445.9	296.0

Net deferred tax assets	$5.9	$164.9

Other deferred tax assets include significant amounts of foreign tax credit carry forwards, which begin to expire in 2028. A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2019 and 2018, Alleghany recognized $22.8 million and

$23.5 million, respectively, of deferred tax assets for certain state net operating and capital loss carryovers, and a valuation allowance of $22.8 million and $23.5  million, respectively, has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

Alleghany’s income tax return is currently under examination by the Internal Revenue Service for the 2015, 2016 and 2017 tax years. The following table presents the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2019.

Major Tax Jurisdiction	Open Tax Years
Australia	2015-2019
Canada	2015-2019
France	2017-2019
Germany	2013-2019
Hong Kong	2013-2019
Japan	2019
Singapore	2016-2019
Switzerland	2017-2019
U.K.	2017-2019
U.S.	2015-2019

Alleghany believes that, as of December 31, 2019, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of December 31, 2019.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In June 2018, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2015, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of December 31, 2019, Alleghany had $627.1 million remaining in the aggregate under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Shares repurchased	215,091	822,849	29,704
Cost of shares repurchased (in millions)	$144.4	$491.6	$16.0
Average price per share repurchased	$671.44	$597.48	$540.25

(b) Accumulated Other Comprehensive Income (Loss)

The following table presents a reconciliation of the changes during 2019 and 2018 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	403.0	2.9	(12.2)	393.7
Reclassifications from accumulated other comprehensive income	(20.4)	—	—	(20.4)
Total	382.6	2.9	(12.2)	373.3
Balance as of December 31, 2019	$321.0	$(121.8)	$(27.9)	$171.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2018	$718.2	$(84.6)	$(15.5)	$618.1
Cumulative effect of adoption of new accounting pronouncements(1):
Reclassification of net unrealized gains on equity securities, net of tax	(735.6)	—	—	(735.6)
Reclassification of stranded taxes	156.6	(18.2)	(3.3)	135.1
Total	(579.0)	(18.2)	(3.3)	(600.5)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(212.5)	(21.9)	3.1	(231.3)
Reclassifications from accumulated other comprehensive income	11.7	—	—	11.7
Total	(200.8)	(21.9)	3.1	(219.6)
Balance as of December 31, 2018	$(61.6)	$(124.7)	$(15.7)	$(202.0)

(1)	See Note 1(r) for additional information regarding Alleghany’s adoption of new investment accounting guidance and new guidance on certain tax effects caused by the Tax Act.

The following table presents reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2019 and 2018:

Accumulated Other		Year Ended December 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2019	2018
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(45.5)	$13.5
	Other than temporary impairment losses	19.7	1.3
	Income taxes	5.4	(3.1)
Total reclassifications:	Net earnings	$(20.4)	$11.7

(1)

For 2019, excludes a $38.4 million pre-tax loss on the Put Option and a $13.6 million pre-tax loss from the December 2019 sale of a privately held investment accounted for under the equity method. For 2018, excludes a $45.7 million pre-tax gain from AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units, and a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets arising from a decline in energy prices as of December 31, 2018. See Note 4 for additional information.

(c) Regulations and Dividend Restrictions

As of December 31, 2019, approximately $6.9 billion of Alleghany’s total equity of $8.8 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $1.9 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent company-level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2019.

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

The following table presents the dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2019, 2018 and 2017:

	As of December 31,
	2019(1)	2018	2017(2)
	($ in millions)
TransRe(3)	$301.0	$300.0	$225.0
RSUI(4)	100.0	100.0	75.0
Total	$401.0	$400.0	$300.0

(1)	Includes $101.0 million representing the July 1, 2019 carrying value of TransRe’s ownership interest in CapSpecialty, which was transferred to Alleghany.
(2)	Dividends to Alleghany were reduced as a consequence of significant TransRe and RSUI catastrophe losses in the third quarter of 2017.
(3)

In 2019, 2018 and 2017, TRC paid cash dividends of $220.0 million, $280.0 million and $270.0 million, respectively, to the TransRe holding company. In addition, TRC transferred its ownership interest in CapSpecialty to the TransRe holding company, and consequently, the TransRe holding company recorded a dividend from TRC in the amount of $101.0 million.

(4)	Alleghany received an extraordinary dividend from RSUI in January 2020.

As of December 31, 2019, a maximum amount of $41.5 million was available for dividends by TRC without prior approval of the applicable regulatory authorities. Aside from Alleghany’s reinsurance and insurance subsidiaries, dividends are regularly paid to Alleghany from the subsidiaries of Alleghany Capital, where there are generally no regulatory restrictions on dividends being paid from retained earnings.

The statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $690.9 million and $263.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $7.0 billion and $6.5 billion, respectively. As of December 31, 2019, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of Alleghany’s reinsurance and insurance companies in the U.S.

(d) Special Dividends

In February 2018, the Alleghany Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million.  In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020 payable on March 16, 2020.

11. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$857.8	$39.5	$90.1
Effect of dilutive securities	—	—	—
Income available to common stockholders for diluted earnings per share	$857.8	$39.5	$90.1

Weighted average common shares outstanding applicable to basic earnings per share	14,431,892	15,062,567	15,410,034
Effect of dilutive securities	11,584	—	—
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,443,476	15,062,567	15,410,034

Contingently issuable shares(1)	48,468	23,947	78,345

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancellable lease agreements that expire at various dates through 2038. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases.

Lease expense was $40.0 million, $38.8 million and $37.0 million in 2019, 2018 and 2017, respectively. The following table presents Alleghany’s consolidated lease liabilities and right-of-use lease assets related to operating leases as of December 31, 2019:

As of December 31, 2019
Maturity of lease payments, by year	($ in millions)
1 year or less	$39.0
More than 1 year to 2 years	36.5
More than 2 years to 3 years	28.9
More than 3 years to 4 years	27.2
More than 4 years to 5 years	24.8
More than 5 years	145.2
Total lease payments(1)	301.6
Less: interest(2)	(60.5)
Lease liabilities(3)	$241.1
Right-of-use lease assets(4)	$209.7
Prepaid lease assets, net of lease allowances and incentives	31.4
$241.1

(1)	As of December 31, 2019, the weighted average lease term was approximately 12 years.
(2)	As of December 31, 2019, the weighted average discount rate was approximately 5 percent.
(3)	Represents the present value of lease liabilities and is reported as a component of other liabilities on Alleghany’s consolidated balance sheet.

(4)         Reported as a component of other assets on Alleghany’s consolidated balance sheet.

(c) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The following table presents such gross and net reserves as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$113.0	$108.3	$128.1	$124.6
CapSpecialty	4.8	4.8	5.6	5.6
Total	$117.8	$113.1	$133.7	$130.2

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

(d) Energy Holdings

As of December 31, 2019, Alleghany had holdings in energy sector businesses of $530.9 million, comprised of $329.2 million of debt securities, $115.0 million of equity securities and $86.7 million of Alleghany’s equity attributable to SORC.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, and a 45 percent equity interest in Wilbert. Non-industrial operations are conducted through IPS, Jazwares and Concord.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for 2019, 2018 and 2017:

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$1,700.3	$3,245.4	$4,945.7	$1,366.6	$371.8	$1,738.4	$6,684.1	$—	$6,684.1	$(27.7)	$6,656.4
Net premiums written	1,328.8	3,166.2	4,495.0	912.0	344.7	1,256.7	5,751.7	—	5,751.7	—	5,751.7
Net premiums earned	1,280.1	3,046.9	4,327.0	824.2	326.9	1,151.1	5,478.1	—	5,478.1	—	5,478.1
Net loss and LAE	942.6	2,018.5	2,961.1	503.7	221.6	725.3	3,686.4	—	3,686.4	—	3,686.4
Commissions, brokerage and other underwriting expenses(4)	424.2	982.6	1,406.8	219.2	132.7	351.9	1,758.7	—	1,758.7	—	1,758.7
Underwriting (loss) profit(5)	$(86.7)	$45.8	$(40.9)	$101.3	$(27.4)	$73.9	33.0	—	33.0	—	33.0
Net investment income							533.2	6.3	539.5	10.7	550.2
Change in the fair value of equity securities							705.8	—	705.8	3.9	709.7
Net realized capital gains							6.0	1.0	7.0	(13.5)	(6.5)
Other than temporary impairment losses							(19.7)	—	(19.7)	—	(19.7)
Noninsurance revenue							27.0	2,289.3	2,316.3	12.5	2,328.8
Other operating expenses							103.1	2,132.9	2,236.0	27.3	2,263.3
Corporate administration							4.1	—	4.1	70.7	74.8
Amortization of intangible assets							1.3	32.5	33.8	—	33.8
Interest expense							27.1	20.1	47.2	52.8	100.0
Earnings (losses) before income taxes							$1,149.7	$111.1	$1,260.8	$(137.2)	$1,123.6

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2018	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$1,532.7	$2,918.3	$4,451.0	$1,142.0	$328.8	$1,470.8	$5,921.8	$—	$5,921.8	$(26.2)	$5,895.6
Net premiums written	1,169.4	2,799.7	3,969.1	773.3	306.0	1,079.3	5,048.4	—	5,048.4	—	5,048.4
Net premiums earned	1,177.3	2,761.7	3,939.0	747.3	289.9	1,037.2	4,976.2	—	4,976.2	—	4,976.2
Net loss and LAE	1,067.8	1,801.5	2,869.3	491.2	159.9	651.1	3,520.4	—	3,520.4	—	3,520.4
Commissions, brokerage and other underwriting expenses(4)	384.9	897.4	1,282.3	211.9	123.1	335.0	1,617.3	—	1,617.3	—	1,617.3
Underwriting (loss) profit(5)	$(275.4)	$62.8	$(212.6)	$44.2	$6.9	$51.1	(161.5)	—	(161.5)	—	(161.5)
Net investment income							480.9	4.8	485.7	14.8	500.5
Change in the fair value of equity securities							(184.2)	—	(184.2)	(44.8)	(229.0)
Net realized capital gains							31.6	0.9	32.5	(35.7)	(3.2)
Other than temporary impairment losses							(1.3)	—	(1.3)	—	(1.3)
Noninsurance revenue							22.0	1,574.6	1,596.6	47.4	1,644.0
Other operating expenses							59.8	1,485.6	1,545.4	33.9	1,579.3
Corporate administration							(1.7)	—	(1.7)	17.6	15.9
Amortization of intangible assets							(0.4)	24.4	24.0	—	24.0
Interest expense							27.1	10.5	37.6	53.1	90.7
Earnings (losses) before income taxes							$102.7	$59.8	$162.5	$(122.9)	$39.6

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2017	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Pacific Comp	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities (3)	Consolidated
	($ in millions)
Gross premiums written	$1,557.8	$2,652.8	$4,210.6	$1,056.8	$290.2	$162.6	$1,509.6	$5,720.2	$—	$5,720.2	$(23.3)	$5,696.9
Net premiums written	1,233.1	2,577.0	3,810.1	724.4	271.2	160.2	1,155.8	4,965.9	—	4,965.9	—	4,965.9
Net premiums earned	1,181.9	2,626.8	3,808.7	721.7	260.9	163.7	1,146.3	4,955.0	—	4,955.0	—	4,955.0
Net loss and LAE	1,080.1	1,705.3	2,785.4	569.9	143.9	121.0	834.8	3,620.2	—	3,620.2	—	3,620.2
Commissions, brokerage and other underwriting expenses(4)	383.4	903.3	1,286.7	208.9	112.7	42.9	364.5	1,651.2	—	1,651.2	—	1,651.2
Underwriting (loss) profit(5)	$(281.6)	$18.2	$(263.4)	$(57.1)	$4.3	$(0.2)	$(53.0)	(316.4)	—	(316.4)	—	(316.4)
Net investment income								434.6	2.1	436.7	14.3	451.0
Change in the fair value of equity securities								—	—	—	—	—
Net realized capital gains								85.7	23.0	108.7	(1.5)	107.2
Other than temporary impairment losses								(16.9)	—	(16.9)	—	(16.9)
Noninsurance revenue								15.5	896.9	912.4	15.9	928.3
Other operating expenses								82.8	844.9	927.7	39.4	967.1
Corporate administration								1.7	—	1.7	45.3	47.0
Amortization of intangible assets								(1.5)	20.9	19.4	—	19.4
Interest expense								26.9	4.0	30.9	52.1	83.0
Earnings (losses) before income taxes								$92.6	$52.2	$144.8	$(108.1)	$36.7

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.

(2)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods, to align with management’s view of reportable segments.
(3)	Includes elimination of minor reinsurance activity between segments. Also, includes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
(4)	Includes amortization associated with deferred acquisition costs of $1,392.8 million, $1,271.4 million and $1,261.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

(c) Foreign operations

Information associated with Alleghany’s foreign operations in its reinsurance segment (representing the vast majority of Alleghany’s foreign operations), is as follows:

•	Foreign gross premiums written in 2019, 2018 and 2017 were approximately $1.7 billion, $1.6 billion and $1.5 billion, respectively.

•

Foreign net premiums earned in 2019, 2018 and 2017 were approximately $1.5 billion, $1.4 billion and $1.4 billion, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the U.K. Net premiums earned by operations in the U.K. in 2019, 2018 and 2017 were $615.6 million, $583.8 million and $612.1  million, respectively.

(d) Identifiable assets and equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s reportable segments and for corporate activities as of December 31, 2019:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$17,158.2	$13,803.9	$5,243.3
Insurance segment	7,230.6	5,641.8	3,173.0
Subtotal	24,388.8	19,445.7	8,416.3
Alleghany Capital	2,048.3	219.1	900.9
Total segments	26,437.1	19,664.8	9,317.2
Corporate activities	494.5	406.1	(540.5)
Consolidated	$26,931.6	$20,070.9	$8,776.7

(e) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in millions)
Industrial(1)	$1,105.6	$917.1	$393.7
Non-Industrial(2)	1,183.7	657.5	502.4
Corporate & other	—	—	0.8
Alleghany Capital	$2,289.3	$1,574.6	$896.9

(1)

For 2019 and 2018, the vast majority of industrial noninsurance revenues were recognized as goods and services transferred to customers over time. For 2017, approximately 72 percent of noninsurance revenues that were recognized as services were transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(r) additional information regarding Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(2)

For 2019, 2018 and 2017, approximately 70 percent, 63 percent and 66 percent, respectively, of non-industrial noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. See Note 1(r) for additional information on Alleghany’s adoption of new revenue recognition accounting guidance effective in the first quarter of 2018.

(f) Concentration

Significant portions of the reinsurance segment’s gross premiums written are produced by a limited number of brokers. Gross premiums written produced by the reinsurance segment’s three largest brokers were approximately 26 percent, 17 percent and 16 percent in 2019, 26 percent, 18 percent and 15 percent in 2018 and 24 percent, 19 percent, and 16 percent in 2017.

A large whole account quota share treaty accounted for approximately 14 percent in 2019, 17 percent in 2018 and 19 percent in 2017 of gross premiums written in the reinsurance segment.

14. Long-Term Compensation Plans

(a) Alleghany Parent Company-Level

As of December 31, 2019, Alleghany had long-term compensation plans for parent company-level employees and directors. Alleghany parent company-level long-term compensation awards to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards of Common Stock. Alleghany parent company-level, long-term compensation awards to non-employee directors consist of annual grants of restricted shares and restricted stock units of Common Stock.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for Alleghany parent company-level employees and non-employee directors were $38.7 million, ($12.0)  million and $17.1 million in 2019, 2018 and 2017, respectively. The negative expense for 2018 reflects a reversal of certain long-term incentive compensation expense accruals, driven primarily by the impacts of depreciation in the value of Alleghany’s consolidated debt and equity securities portfolio, as well as significant catastrophe losses incurred at Alleghany’s reinsurance and insurance subsidiaries in 2018. The amount of related income tax (expenses) benefit in the consolidated statements of earnings and comprehensive income with respect to these plans was $8.1 million, ($2.5) million and $3.6  million in 2019, 2018 and 2017, respectively. In 2019, 2018 and 2017, $2.4  million, $4.3 million and $7.1  million of Common Stock at fair market value, respectively, and $2.2 million, $17.1 million and $19.3  million of cash, respectively, was paid by Alleghany under these plans for Alleghany parent company-level employees and non-employee directors. As noted above, as of December 31, 2019 and 2018, all outstanding awards were accounted for under the fair-value-based method of accounting.

The following is a summary of the Alleghany parent company-level, long-term compensation plans.

Director Restricted Stock Plan

The annual grant to each non-employee director consists of either restricted shares or restricted stock units of Common Stock, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2019.

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

The following types of awards were outstanding as of December 31, 2019:

•

Performance Share Awards — Participants are entitled, at the end of a multi-year award period, to a maximum amount equal to the value of one and one-half shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Expenses are recorded based on changes in the fair value of the awards. The fair value is calculated based primarily on the value of Common Stock as of the balance sheet date, the degree to which performance targets have been achieved and the time elapsed with respect to each award period.

•

Restricted Share Awards — From time to time, Alleghany has awarded to management employees restricted shares or restricted stock units of Common Stock. These awards entitle the participants to a specified maximum amount equal to the value of one share of Common Stock for each restricted share or restricted stock unit issued to them based on the market value on the grant date, subject to certain conditions. The expense is recognized ratably over the performance period, which can be extended under certain circumstances.

(b) TransRe Plans

TransRe has a Book Value Unit Plan and a Mid-Term Incentive Plan (collectively, the “TransRe Plans”) for the purpose of providing incentives to key employees of TransRe. Under the TransRe Plans, book value units (“BVUs”) and mid-term incentive plan (“MTIP”) awards are issued. BVUs and MTIP awards may only be settled in cash. The fair value of each BVU is calculated as the stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. BVUs have vesting dates of up to approximately the fourth anniversary of the date of grant. The fair value of MTIP awards is calculated based on underwriting results compared to specified targets or based on overall results as determined by TransRe’s board of directors. MTIP awards have vesting dates of approximately the second or third anniversary of the date of grant. The BVUs and MTIP awards contain certain restrictions, related to, among other things, forfeiture in the event of termination of employment and transferability. In 2019, 2018 and 2017, TransRe recorded $48.7 million, $35.6 million and $46.6 million, respectively, in compensation expense and a deferred tax benefit of $10.2 million, $7.5 million and $9.8 million, respectively, related to the TransRe Plans.

(c) RSUI Plans

RSUI has a Restricted Stock Unit Plan (the “RSU Plan”) and a Book Value Unit Plan (the “BVU Plan”) (collectively the “RSUI Plans”) for the purpose of providing equity-like incentives to key employees of RSUI.

Under the RSU Plan, restricted stock units (“RSUs”) were issued. Additional RSUs, defined as the “Deferred Equity Pool,” were issued in 2018 and 2017.  RSUs may only be settled in cash. The fair value of each unit is calculated as the stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSU Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSU Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, related to, among other things, forfeiture in the event of termination of employment and transferability. Effective July 1, 2019, no additional units will be awarded from the RSU Plan.

The BVU Plan was initiated on July 1, 2019.  Under the BVU Plan, BVUs are issued.  The BVUs may only be settled in cash.  The fair value of each BVU is calculated as the stockholder’s equity of RSUI, adjusted for certain capital transactions, divided by the

BVUs outstanding.  The units vest on the fourth anniversary of the date of grant and contain certain restrictions, related to, among other things, forfeiture in the event of termination of employment and transferability.

In 2019, 2018 and 2017, RSUI recorded $37.4 million, $11.7 million and $26.3 million, respectively, in compensation expense related to the RSUI Plans. During the same periods, a deferred tax benefit of $7.8 million, $2.4 million and $5.5 million, respectively, related to the compensation expense were recorded.

(d) Other Subsidiary Plans

Long-term incentive plans exist at certain other subsidiaries for the purpose of providing equity-like incentives to key employees. The awards under such plans were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2019.

15. Employee Retirement Benefit Plans

(a) Overview

Alleghany and certain of its subsidiaries provide a variety of retirement benefits. Alleghany provides supplemental retirement benefits through deferred compensation programs and profit sharing plans for certain of its Alleghany parent company-level officers and employees. In addition, Alleghany’s subsidiaries sponsor both qualified, defined contribution retirement plans for substantially all employees, including executives, and non-qualified plans only for executives, some of which provide for voluntary salary reduction contributions by employees and matching contributions by each respective subsidiary, subject to specified limitations.

Alleghany has endorsement split-dollar life insurance policies for its Alleghany parent company-level officers that are effective during employment, as well as retirement. Premiums are paid by Alleghany and death benefits are split between Alleghany and the beneficiaries of the officers. Death benefits for current employees that inure to the beneficiaries are generally equal to four times the annual salary at the time of an officer’s death. After retirement, death benefits that inure to the beneficiaries are generally equal to the annual salary of the officer as of the date of retirement.

In addition, Alleghany and TransRe have defined benefit pensions plans for certain of their employees, as further described below. These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2019. Alleghany recognizes on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, with changes in funded status reported in other comprehensive income, net of tax.

In December 2019, the Alleghany Board of Directors authorized the termination of the executive retirement plans at both the Alleghany Parent company-level and at TransRe, effective December 24, 2019.  The final payments will be made in December 2020 to Alleghany Parent company-level and TransRe retirement plan participants, at which time the remaining other comprehensive loss balances will be reclassified to corporate administration expense and commissions, brokerage and other underwriting expenses, respectively. Alleghany estimates that approximately $57  million of total payments will be made to all executive retirement participants in 2020 and that approximately $21 million of other comprehensive losses attributable to retirement plans, before tax, as of December 31, 2019 will be reclassified to expenses in 2020.  Due in large part to this authorization for termination of these plans, other comprehensive losses attributable to retirement plans, before tax, were $15.4 million in 2019.

(b) Alleghany Parent Company-Level

Alleghany has an unfunded, noncontributory defined benefit pension plan for Alleghany parent company-level executives, which was frozen as of December 31, 2013 and terminated in December 2019, and a funded, noncontributory defined benefit pension plan for Alleghany parent company-level employees. The projected benefit obligations of the defined benefit pension plans as of December 31, 2019 and 2018 was $44.1 million and $32.3 million, respectively, and the related fair value of plan assets was $3.5 million and $3.3 million, respectively.

(c) TransRe

TransRe has an unfunded, noncontributory defined benefit plan and a funded noncontributory defined benefit plan for certain of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009 and the unfunded, noncontributory defined benefit plan was terminated in December 2019. As of December 31, 2019 and 2018, the projected benefit obligation was $79.0 million and $65.5 million, respectively, and the related fair value of plan assets was $56.9 million and $49.1 million, respectively.

(d) W&W|AFCO Steel

W&W|AFCO Steel had a funded noncontributory defined benefit plan for certain of its employees. Benefits under W&W|AFCO Steel’s defined benefit plans were frozen as of April 1, 2003.  During 2018, W&W|AFCO Steel initiated a plan termination, whereby the obligations related to plan participants currently receiving benefits were annuitized through the purchase of annuity contracts from a third-party life insurance company.  During 2019, the termination plan was completed. As of December 31, 2018 the projected benefit obligation was $10.0 million and the related fair value of plan assets was $11.7 million.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2019 and 2018 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share data)
2019
Revenues	$2,321.2	$2,258.7	$2,159.9	$2,300.8
Net earnings (losses)(1)	440.2	295.5	90.4	31.7
Basic earnings (losses) per share of common stock(1)(2)	30.40	20.46	6.27	2.20

2018
Revenues	$1,585.0	$1,897.7	$2,177.4	$1,227.1
Net earnings (losses)(1)	171.6	295.1	284.9	(712.1)
Basic earnings (losses) per share of common stock(1)(2)	11.15	19.44	19.07	(48.30)

(1)	Attributable to Alleghany stockholders.
(2)	Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alleghany Corporation and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 19, 2020

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 178 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Corporate Governance — Assessing Board Composition,” “Corporate Governance — Committees of the Board,” “Corporate Governance — Codes of Ethics,” “Information About Stock Ownership — Delinquent Section 16(a) Reports,” “Proposal 1: Election of Directors,” and “Named Executive Officers” in our Proxy Statement related to our Annual Meeting of Stockholders to be held on April 24, 2020, or our “2020 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Corporate Governance — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders” and “Securities Ownership of Directors and Executive Officers” in our 2020 Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2019, related to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	163,608	(2)	$358.27	(3)	375,136	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	163,608		358.27		375,136

(1)

These equity compensation plans consist of: (a) the 2005 Directors’ Stock Plan (the “2005 Directors’ Plan”); (b) the 2010 Directors’ Stock Plan (the “2010 Directors’ Plan”); (c) the 2015 Directors’ Stock Plan (the “2015 Directors’ Plan”); (d)  the 2012 Long-Term Incentive Plan (the “2012 LTIP”) and (e) the 2017 Long-Term Incentive Plan (the “2017 LTIP”). The 2005 Directors’ Plan expired on December 31, 2009, the 2010 Directors’ Plan expired on April 23, 2015, and the 2012 LTIP expired on April 28, 2017.

(2)

This amount includes: (a) 5,510 outstanding stock options issued to directors under the 2010 Directors’ Plan; (b) 88 outstanding stock options issued to directors under the 2015 Directors’ Plan; (c) 1,592 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan; (d) 4,959 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan; (e) 7,592 outstanding restricted stock units issued under the 2015 Directors’ Plan; (f) 63,125 outstanding performance shares awarded under the 2012 LTIP assuming payouts at maximum; (g) 55,021 outstanding performance shares awarded under the 2017 LTIP assuming payouts at maximum; (h) 6,670 outstanding restricted stock units issued under the 2012 LTIP; and (i) 19,051 outstanding restricted stock units issued under the 2017 LTIP. Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan, the 2010 Directors’ Plan and the 2015 Directors’ Plan (the “Director Restricted Stock Units”) are paid out in common stock, with one share of common stock being paid for each Director Restricted Stock Unit. Performance shares outstanding under the 2012 LTIP and 2017 LTIP are paid, at the end of a multi-year award period, in a maximum amount equal to one and one-half shares of common stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of common stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in cash and/or common stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).

(3)	The weighted-average exercise price is based upon the weighted-average exercise price of the outstanding director stock options issued under the 2010 Directors’ Plan and the 2015 Directors’ Plan.
(4)

This amount does not include: (a) 188,227 shares of common stock that remained available for issuance under the 2007 LTIP upon its expiration on April 27, 2012; (b) 27.485 shares of common stock that remained available for issuance under the 2005 Directors’ Plan upon its expiration on December 31, 2009; (c)30,444 shares of common stock that remained available for issuance under the 2010 Directors’ Plan upon its expiration on April 23, 2015; and (d) 421,807 shares of common stock that remained available for issuance under the 2012 LTIP upon its expiration on April 28, 2017, since no further awards of common stock may be made under such plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance — Director Independence,” and “Corporate Governance —Transactions with Related Persons” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2020” in our 2020 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2019, 2018 and 2017, are set forth on pages 127 through 178 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules related to our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, are set forth on pages 187 through 196 of this Form 10-K.

3. Exhibits.

See the Exhibit Index beginning on page 183 of this Form 10-K for a description of the exhibits filed as part of, or incorporated by reference in, this Form 10-K.

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

3.02	Amended and Restated By-laws of Alleghany, as amended December 18, 2007, filed as Exhibit 3.2 to Alleghany’s Current Report on Form 8-K filed on December 20, 2007, is incorporated herein by reference.

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

4.05

Third Supplemental Indenture, dated as of September  9, 2014, by and between Alleghany and the Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated herein by reference.

4.06	Description of Alleghany’s Securities.

*10.01	Alleghany 2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.02

Alleghany Officers and Highly Compensated Employees Deferred Compensation Plan, as amended and restated as of December 31, 2014, filed as Exhibit 10.03 to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2015, is incorporated herein by reference.

*10.03(a)	Alleghany 2012 Long-Term Incentive Plan, adopted and effective April 27, 2012, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 16, 2012, is incorporated herein by reference.

*10.03(b)

Form of Performance Share Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.03(c)

Form of Restricted Stock Unit Award Agreement under the 2012 Long-Term Incentive Plan, filed as Exhibit 10.06(c) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated herein by reference.

*10.04(a)	Alleghany 2017 Long-Term Incentive Plan, adopted and effective April 28, 2017, filed as an appendix to Alleghany’s Definitive Proxy Statement dated March 17, 2017, is incorporated herein by reference.

*10.04(b)

Form of Performance Share Award Agreement under the 2017 Long-Term Incentive Plan, filed as Exhibit 10.05(b) to Alleghany’s Annual Report on Form 10-K for the year ended December 31, 2017, is incorporated by reference.

*10.04(c)

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

*10.06	Amendment to Alleghany Retirement Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on December 23, 2019, is incorporated herein by reference.

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

*10.10	Alleghany Amended and Restated 2010 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, is incorporated herein by reference.

*10.11	Alleghany 2015 Directors’ Stock Plan, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

*10.12	CapSpecialty, Inc. 2019 Restricted Share Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on October 22, 2019, is incorporated herein by reference.

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

*10.15

Employment Agreement, dated October 22, 2019, between Capitol Indemnity Corporation and John L. Sennott, Jr., filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on October 22, 2019, is incorporated herein by reference.

10.16(a)

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

101.1

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Management contract or a compensatory plan or arrangement.
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

ALLEGHANY CORPORATION

(Registrant)

Date: February 19, 2020	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2020	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 19, 2020	By:	/s/ KAREN BRENNER
Karen Brenner
Director

Date: February 19, 2020	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale
Director

Date: February 19, 2020	By:	/s/ JOHN G. FOOS
John G. Foos
Director

Date: February 19, 2020	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President and Director (principal executive officer)

Date: February 19, 2020	By:	/s/ KERRY J. JACOBS
Kerry J. Jacobs
Senior Vice President (principal financial officer)

Date: February 19, 2020	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 19, 2020	By:	/s/ WILLIAM K. LAVIN
William K. Lavin
Director

Date: February 19, 2020	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 19, 2020	By:	/s/ LAUREN M. TYLER
Lauren M. Tyler
Director

Date: February 19, 2020	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2019

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
		($ in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$1,198.5	$1,215.0	$1,215.0
Municipal bonds	2,190.5	2,307.9	2,307.9
Foreign government obligations	675.9	690.7	690.7
U.S. corporate bonds	3,206.2	3,359.0	3,359.0
Foreign corporate bonds	1,348.1	1,377.4	1,377.4
Mortgage and asset-backed securities:
RMBS	1,785.1	1,840.4	1,840.4
CMBS	849.9	871.7	871.7
Other asset-backed securities	2,544.5	2,549.6	2,549.6
Fixed maturities	13,798.7	14,211.7	14,211.7

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	272.0	390.9	390.9
Industrial, miscellaneous and all other	1,345.4	2,110.5	2,110.5
Nonredeemable preferred stocks	7.8	4.1	4.1
Equity securities	1,625.2	2,505.5	2,505.5
Commercial mortgage loans	686.2	686.2	686.2
Other invested assets	573.6	573.6	573.6
Short-term investments	914.8	914.8	914.8
Total investments	$17,598.5	$18,891.8	$18,891.8

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2019 and 2018

	2019	2018
	($ in thousands)
Assets
Equity securities (cost: 2019 – $1,708; 2018 – $47,546)	$4,042	$64,121
Debt securities (amortized cost: 2019 – $179,747; 2018 – $90)	182,490	90
Short-term investments	125,412	287,573
Other invested assets	81,728	79,266
Cash	684	331
Property and equipment at cost, net of accumulated depreciation and amortization	4,201	4,588
Other assets	57,415	8,303
Net deferred tax assets	30,118	13,956
Investment in subsidiaries	9,638,153	8,491,404
Total assets	$10,124,243	$8,949,632

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Senior notes	$994,241	$993,286
Other liabilities	144,382	87,489
Current taxes payable	4,133	6,385
Total liabilities	1,142,756	1,087,160

Redeemable noncontrolling interest	204,753	169,762

Stockholders' equity attributable to Alleghany stockholders	8,776,734	7,692,710
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$10,124,243	$8,949,632

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2019	2018	2017
	($ in thousands)
Revenues
Net investment income	$10,790	$16,548	$13,659
Change in the fair value of equity securities	3,937	(44,780)	—
Net realized capital gains	(13,497)	(265)	3,326
Other than temporary impairment losses	—	—	—
Noninsurance revenue	85	64	683
Total revenues	1,315	(28,433)	17,668

Costs and Expenses
Interest expense	52,908	53,121	52,103
Corporate administration	70,692	17,565	45,308
Total costs and expenses	123,600	70,686	97,411

(Losses) before equity in earnings of consolidated subsidiaries and income taxes	(122,285)	(99,119)	(79,743)
Equity in earnings of consolidated subsidiaries	1,245,921	138,711	116,433
Earnings before income taxes	1,123,636	39,592	36,690
Income taxes	233,435	(15,062)	(63,802)
Net earnings	890,201	54,654	100,492
Net earnings attributable to noncontrolling interest	32,400	15,115	10,359
Net earnings attributable to Alleghany stockholders	$857,801	$39,539	$90,133

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2019	2018	2017
	($ in thousands)
Cash flows from operating activities
Net earnings	$890,201	$54,654	$100,492
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(989,486)	(130,050)	(154,577)
Depreciation and amortization	2,249	1,750	1,916
Change in the fair value of equity securities	(3,937)	44,780	—
Net realized capital (gains) losses	13,497	265	(3,326)
Other than temporary impairment losses	—	—	—
Increase (decrease) in other liabilities and taxes payable	24,593	(84,803)	25,040
Net adjustments	(953,084)	(168,058)	(130,947)
Net cash (used in) provided by operating activities	(62,883)	(113,404)	(30,455)

Cash flows from investing activities
Purchases of equity securities	—	(31,125)	(1,427,194)
Purchases of debt securities	(194,706)	(3,418)	—
Sales of debt securities	1,186	29,189	4,909
Maturities and redemptions of debt securities	13,344	53	73
Sales of equity securities	64,016	360,579	1,213,974
Net (purchase) sale of short-term investments	162,161	(195,983)	143,920
Purchases of property and equipment	(124)	—	(76)
Other, net	(33,245)	(4,926)	(35,182)
Net cash (used in) provided by investing activities	12,632	154,369	(99,576)

Cash flows from financing activities
Treasury stock acquisitions	(144,422)	(491,633)	(16,048)
Cash dividends paid	—	(153,967)	—
Capital contributions to consolidated subsidiaries	(15,267)	(175,653)	(245,000)
Distributions from consolidated subsidiaries	215,000	751,471	405,000
Other, net	(4,707)	7,868	1,220
Net cash provided by (used in) financing activities	50,604	(61,914)	145,172

Net (decrease) increase in cash	353	(20,949)	15,141
Cash at beginning of period	331	21,280	6,139
Cash at end of period	$684	$331	$21,280

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$51,375	$51,375	$51,375
Income taxes paid (refunds received)	(4,189)	(8,338)	8,140

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

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
Year	Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
		($ in millions)
2019	Reinsurance	$406.7	$9,323.8	$1,668.1	$—	$4,327.0	$371.9	$2,961.1	$1,178.7	$228.1	$4,495.0

2018	Reinsurance	$361.2	$9,442.2	$1,523.9	$—	$3,939.0	$327.0	$2,869.3	$1,075.9	$206.4	$3,969.1

2017	Reinsurance	$355.9	$9,128.0	$1,503.6	$—	$3,808.7	$312.0	$2,785.4	$1,074.3	$212.4	$3,810.1

2019	Insurance	$115.9	$2,670.3	$910.1	$—	$1,151.1	$161.3	$725.3	$214.1	$137.8	$1,256.7

2018	Insurance	$103.3	$2,874.9	$754.2	$—	$1,037.2	$153.9	$651.1	$195.5	$139.4	$1,079.3

2017	Insurance	$97.4	$2,811.1	$689.0	$—	$1,146.3	$122.6	$834.8	$187.4	$177.1	$1,155.8

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year ended December 31,

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
		($ in millions)
2019	Property and casualty	$2,114.1	$904.8	$4,268.8	$5,478.1	77.9%

2018	Property and casualty	$1,935.3	$840.5	$3,881.4	$4,976.2	78.0%

2017	Property and casualty	$1,932.0	$767.3	$3,790.3	$4,955.0	76.5%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
		($ in millions)
2019	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$0.4	$0.9	$—	$0.6	$0.7

2018	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$0.5	$0.7	$—	$0.8	$0.4

2017	Allowance for uncollectible reinsurance recoverables	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$1.0	$0.8	$—	$1.3	$0.5

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
		Deferred Policy Acquisition	Reserves for Unpaid Claims and Claim Adjustment	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment	Unearned	Earned	Net Investment	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition	Paid Claims and Claim Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Current Year	Prior Year	Costs	Expenses	Written
		($ in millions)
2019	Property and Casualty Insurance	$522.6	$11,928.4	$—	$2,566.2	$5,478.1	$533.2	$3,871.1	$(184.7)	$1,392.8	$3,724.5	$5,751.7

2018	Property and Casualty Insurance	$464.5	$12,250.3	$—	$2,267.1	$4,976.2	$480.9	$3,849.4	$(329.0)	$1,271.4	$3,257.9	$5,048.4

2017	Property and Casualty Insurance	$453.3	$11,871.3	$—	$2,182.3	$4,955.0	$434.6	$3,918.8	$(298.6)	$1,261.7	$3,078.4	$4,965.9