Form 10-Q
period 2020-03-31
ALLEGHANY CORP /DE
filed 2020-05-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

14,309,682 Shares, par value $1.00 per share, as of April 26, 2020

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2020 – $1,358,265; 2019 – $1,625,256)	$1,710,193	$2,505,496
Debt securities (amortized cost: 2020 – $13,320,808; 2019 – $13,798,576;
allowance for credit losses: 2020 – $31,375)	13,337,754	14,211,745
Short-term investments	536,105	914,776
	15,584,052	17,632,017
Commercial mortgage loans	682,655	686,206
Other invested assets	541,512	573,605
Total investments	16,808,219	18,891,828
Cash	1,555,185	1,179,098
Accrued investment income	94,301	96,516
Premium balances receivable	1,091,980	948,010
Reinsurance recoverables	1,628,649	1,681,962
Ceded unearned premiums	266,173	248,153
Deferred acquisition costs	541,040	522,577
Property and equipment at cost, net of accumulated depreciation and amortization	208,300	205,397
Goodwill	530,228	523,021
Intangible assets, net of amortization	688,233	685,953
Current taxes receivable	30,791	4,081
Net deferred tax assets	189,814	5,860
Funds held under reinsurance agreements	779,272	755,515
Other assets	1,340,756	1,183,633
Total assets	$25,752,941	$26,931,604

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$12,066,438	$11,928,359
Unearned premiums	2,668,409	2,566,170
Senior notes and other debt	1,514,381	1,751,113
Reinsurance payable	184,779	188,399
Other liabilities	1,253,511	1,516,076
Total liabilities	17,687,518	17,950,117
Redeemable noncontrolling interests	208,361	204,753
Common stock (shares authorized: 2020 and 2019 – 22,000,000; shares issued: 2020 and 2019 – 17,459,961)	17,460	17,460
Contributed capital	3,610,137	3,608,638
Accumulated other comprehensive income (loss)	(129,343)	171,350
Treasury stock, at cost (2020 – 3,150,279 shares; 2019 – 3,095,333 shares)	(1,496,554)	(1,455,877)
Retained earnings	5,855,362	6,435,163
Total stockholders’ equity attributable to Alleghany stockholders	7,857,062	8,776,734
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$25,752,941	$26,931,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,444,420	$1,297,309
Net investment income	111,982	123,049
Change in the fair value of equity securities	(522,976)	392,353
Net realized capital gains	13,026	4,442
Credit losses for available for sale securities	(31,375)	(10,020)
Noninsurance revenue	467,849	514,123
Total revenues	1,482,926	2,321,256

Costs and Expenses
Net loss and loss adjustment expenses	1,027,444	792,498
Commissions, brokerage and other underwriting expenses	441,396	420,126
Other operating expenses	466,661	502,418
Corporate administration	(14,307)	19,369
Amortization of intangible assets	9,568	6,900
Interest expense	18,356	23,531
Total costs and expenses	1,949,118	1,764,842

(Losses) earnings before income taxes	(466,192)	556,414
Income taxes	(104,720)	108,512
Net (losses) earnings	(361,472)	447,902
Net (losses) earnings attributable to noncontrolling interest	(254)	7,675
Net (losses) earnings attributable to Alleghany stockholders	$(361,218)	$440,227

Net (losses) earnings	$(361,472)	$447,902
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($73,534) and $48,749 in 2020 and 2019, respectively	(276,629)	183,387
Less: reclassification for net realized capital gains and credit losses for available for sale securities, net of taxes of ($2,883) and $1,171 for 2020 and 2019, respectively	(10,848)	4,407
Change in unrealized currency translation adjustment, net of deferred taxes of ($3,651) and ($235) for 2020 and 2019, respectively	(13,733)	(885)
Retirement plans	517	937
Comprehensive (loss) income	(662,165)	635,748
Comprehensive (loss) income attributable to noncontrolling interests	(254)	7,675
Comprehensive (loss) income attributable to Alleghany stockholders	$(661,911)	$628,073

Basic (losses) earnings per share attributable to Alleghany stockholders	$(25.19)	$30.40
Diluted (losses) earnings per share attributable to Alleghany stockholders	(25.37)	30.39

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2019
(17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net (losses)	—	—	—	—	(361,218)	(361,218)	(254)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	517	—	—	517	—
Change in unrealized appreciation of investments, net	—	—	(287,477)	—	—	(287,477)	—
Change in unrealized currency translation adjustment, net	—	—	(13,733)	—	—	(13,733)	—
Comprehensive (loss)	—	—	(300,693)	—	(361,218)	(661,911)	(254)
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(44,268)	—	(44,268)	—
Other, net	—	1,499	—	3,591	—	5,090	3,862
Balance as of March 31, 2020
(17,459,961 shares of common stock issued; 3,150,279 in treasury)	$17,460	$3,610,137	$(129,343)	$(1,496,554)	$5,855,362	$7,857,062	$208,361

	Three Months Ended March 31, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2018
(17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	—	—	—	—	440,227	440,227	7,675
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	937	—	—	937	—
Change in unrealized appreciation of investments, net	—	—	187,794	—	—	187,794	—
Change in unrealized currency translation adjustment, net	—	—	(885)	—	—	(885)	—
Comprehensive income	—	—	187,846	—	440,227	628,073	7,675
Treasury stock repurchase	—	—	—	(80,486)	—	(80,486)	—
Other, net	—	(4,176)	—	366	—	(3,810)	(1,716)
Balance as of March 31, 2019
(17,459,961 shares of common stock issued; 3,012,224 in treasury)	$17,460	$3,608,654	$(14,157)	$(1,393,059)	$6,017,589	$8,236,487	$175,721

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
	($ in thousands)
Cash flows from operating activities
Net (losses) earnings	$(361,472)	$447,902
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	33,158	27,732
Change in the fair value of equity securities	522,976	(392,353)
Net realized capital (gains) losses	(13,026)	(4,442)
Credit losses for available for sale securities	31,375	10,020
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	49,693	165,434
(Increase) decrease in premium balances receivable	(143,970)	(103,538)
(Increase) decrease in ceded unearned premiums	(18,020)	(9,849)
(Increase) decrease in deferred acquisition costs	(18,463)	(23,537)
(Increase) decrease in funds held under reinsurance agreements	(23,757)	19,984
Increase (decrease) in unearned premiums	102,239	101,816
Increase (decrease) in loss and loss adjustment expenses	138,079	(395,170)
Change in unrealized foreign currency exchange rate losses (gains)	80,530	1,070
Other, net	(386,627)	88,546
Net adjustments	354,187	(514,287)
Net cash provided by (used in) operating activities	(7,285)	(66,385)
Cash flows from investing activities
Purchases of debt securities	(1,993,449)	(2,460,366)
Purchases of equity securities	(331,453)	(69,729)
Sales of debt securities	1,960,691	987,132
Maturities and redemptions of debt securities	459,655	235,521
Sales of equity securities	602,627	1,510,222
Net (purchases) sales of short-term investments	378,854	(376,414)
Net (purchases) sales and maturities of commercial mortgage loans	3,551	29
(Purchases) sales of property and equipment	(8,840)	(12,956)
Purchases of affiliates and subsidiaries, net of cash acquired	(26,383)	1,157
Other, net	(152,416)	73,423
Net cash provided by (used in) investing activities	892,837	(111,981)
Cash flows from financing activities
Repayment of senior notes	(307,095)	—
Treasury stock acquisitions	(44,268)	(80,486)
Increase (decrease) in other debt	62,659	8,178
Cash dividends paid	(215,013)	—
Other, net	3,664	(11,421)
Net cash provided by (used in) financing activities	(500,053)	(83,729)
Effect of foreign exchange rate changes on cash	(9,412)	1,396
Net increase (decrease) in cash	376,087	(260,699)
Cash at beginning of period	1,179,098	1,038,763
Cash at end of period	$1,555,185	$778,064

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$17,065	$19,368
Income taxes paid (refund received)	24,604	(39,657)

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) of Alleghany Corporation (“Alleghany”).

Alleghany Corporation, a Delaware corporation, owns and supports certain operating subsidiaries and manages investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), an Alleghany subsidiary since March 2012, Alleghany is engaged in the property and casualty reinsurance business. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”), Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”) and CapSpecialty, Inc. (“CapSpecialty”). RSUI and CapSpecialty have been subsidiaries of AIHL since July 2003 and January 2002, respectively. AIHL Re LLC (“AIHL Re”), a captive reinsurance company, which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a subsidiary of Alleghany since its formation in May 2006.

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of middle market businesses that are owned and managed through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

•

Precision Cutting Technologies, Inc. (“PCT”), a holding company headquartered in Rockford, Illinois, with four operating businesses: (i) Bourn & Koch, Inc., a provider of precision automated machine tool solutions; (ii) Diamond Technology Innovations, Inc., a manufacturer of waterjet orifices and nozzles and a provider of related services; (iii) Coastal Industrial Distributors, LLC, a provider of high-performance solid carbide end mills; and (iv) as of March 2020, Supermill LLC, a manufacturer of high-performance carbide end mills;

•	R.C. Tway Company, LLC (“Kentucky Trailer”), a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky;
•

IPS-Integrated Project Services, LLC (“IPS”), a design, engineering, procurement, construction management and validation service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania;

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
•

as of March 31, 2020, a 45 percent equity interest in Wilbert Funeral Services, Inc. (“Wilbert”), a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert will be included in Alleghany’s consolidated results.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first three months of 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 25 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent.  All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted - 2019

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under the prior guidance, a lessee was only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors remains largely unchanged. This guidance became effective in the first quarter of 2019 for public companies, with early adoption permitted. A modified retrospective transition approach was elected for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Alleghany adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation, Alleghany elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by Alleghany’s lessors for certain of its leases). Alleghany also elected the package of practical expedients under the transition guidance, which allowed Alleghany to not reevaluate existing lease classifications, among others. As of January 1, 2019, Alleghany’s adoption of this guidance resulted in recognition of an additional right-of-use asset of approximately $0.2 billion and a corresponding lease liability of $0.2 billion. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for further information on Alleghany’s leases.

In August 2017, the FASB issued guidance that simplifies the requirements to achieve hedge accounting, better reflects the economic results of hedging in financial statements and improves the alignment between hedge accounting and a company’s risk management activities. This guidance was effective in the first quarter of 2019 for public companies, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2019 and the implementation did not have a material impact on its results of operations and financial condition.

Recently Adopted – 2020

In June 2016, the FASB issued guidance on credit losses. Under this guidance, a company is required to measure all expected credit losses on loans, reinsurance recoverables and other financial assets accounted for at cost or amortized cost, as applicable, over the remaining expected life of such assets. Estimates of expected credit losses are to be based on historical experience, current conditions and reasonable and supportable forecasts. Under former FASB guidance, credit losses on these assets generally required a company to recognize credit losses when it was probable that a loss had been incurred. Credit losses for securities accounted for on an available for sale (“AFS”) basis are to be measured in a manner similar to GAAP as applied under former guidance and cannot exceed the amount by which the fair value is less than the amortized cost, although the new guidance removes the length of time a security has been in an unrealized loss position as a possible indication of a credit impairment. Credit losses for all financial assets are to be recorded through an allowance for credit losses. Subsequent reversals in credit loss estimates are permitted and are to be recognized in earnings. This guidance also requires new disclosures about the significant estimates and judgments used in estimating credit losses, as well as the credit quality of financial assets. This guidance was effective in the first quarter of 2020 for public companies, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2020.

As of January 1, 2020, Alleghany increased its allowances for credit losses on certain financial assets accounted for at cost or amortized cost by $4.5 million and recorded an after-tax cumulative effect reduction in opening retained earnings of $3.6 million.  The increase in allowances for credit losses primarily relates to reinsurance recoverables and commercial mortgage loans. See Note 4 of this Form 10-Q for further information on Alleghany’s reinsurance recoverables and Note 3(i) of this Form 10-Q for further information on Alleghany’s investments in commercial mortgage loans.  The increase in allowances for credit losses also relates to premium balances receivable. Estimates of expected credit losses for all of these assets are based on certain market-based indicators of credit quality, which are updated on an annual basis and re-assessed at least quarterly. Related credit loss expenses are recorded as a component of other operating expenses.

As of January 1, 2020, credit losses for Alleghany’s AFS securities are recorded through an allowance for credit losses on the consolidated balance sheets and as credit losses for AFS securities in the consolidated statements of earnings and comprehensive income.  See Note 3(f) of this Form 10-Q for further information on the credit quality for Alleghany’s AFS securities.

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance was effective in the first quarter of 2020 for public companies, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2020 and the implementation did not have a material impact on its results of operations and financial condition. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for further information on Alleghany’s goodwill.

In August 2018, the FASB issued guidance that changes the financial statement disclosure requirements for measuring fair value. With respect to financial instruments classified as “Level 3” in the fair value disclosure hierarchy, the guidance requires certain additional disclosures for public companies related to amounts included in other comprehensive income and significant unobservable inputs used in the valuation, while removing disclosure requirements related to an entity’s overall valuation processes. The guidance also removes certain disclosure requirements related to transfers between financial instruments classified as “Level 1” and “Level 2” and provides clarification on certain other existing disclosure requirements. This guidance was effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted with respect to any eliminated or modified disclosures. Alleghany adopted this guidance in the first quarter of 2020 and the implementation did not impact its results of operations or financial condition. See Note 2 of this Form 10-Q for further information on the fair value of Alleghany’s financial instruments.

In March 2020, the FASB issued guidance to expedite and simplify the accounting associated with the anticipated migration away from the widely-used London Inter-bank Offered Rate and other similar rates as benchmark interest rates after 2021.  Under pre-existing GAAP, such modifications made to: (i) loans and certain other contracts would require re-assessments of the accounting for those contacts, such as whether they were extinguished and remeasured from an accounting perspective; and (ii) derivative contracts may cause a change in accounting, such as a possible dedesignation of hedge accounting. This new guidance largely eliminates these requirements as a result of this migration to one or more new benchmark rates and is generally applicable for contract modifications made prior to December 31, 2022. Alleghany adopted this guidance in March 2020 and the implementation did not have an impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$15,584.6	$15,584.6	$17,632.3	$17,632.3

Liabilities
Senior notes and other debt(2)	$1,514.4	$1,674.8	$1,751.1	$1,962.7

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

(2)	See Note 11 of this Form 10-Q for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2020
Equity securities:
Common stock	$1,702.6	$3.5	$—	$1,706.1
Preferred stock	—	2.1	2.0	4.1
Total equity securities	1,702.6	5.6	2.0	1,710.2
Debt securities:
U.S. Government obligations	—	846.3	—	846.3
Municipal bonds	—	2,272.6	—	2,272.6
Foreign government obligations	—	696.0	—	696.0
U.S. corporate bonds	—	2,805.2	589.5	3,394.7
Foreign corporate bonds	—	1,125.9	164.7	1,290.6
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,697.4	2.5	1,699.9
Commercial mortgage-backed securities (“CMBS”)	—	838.1	4.5	842.6
Other asset-backed securities(2)	—	1,548.4	746.7	2,295.1
Total debt securities(3)	—	11,829.9	1,507.9	13,337.8
Short-term investments	—	536.1	—	536.1
Other invested assets(4)	—	—	0.5	0.5
Total investments (excluding equity method investments and loans)	$1,702.6	$12,371.6	$1,510.4	$15,584.6
Senior notes and other debt	$—	$1,245.0	$429.8	$1,674.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2019
Equity securities:
Common stock	$2,498.1	$3.3	$—	$2,501.4
Preferred stock	—	2.1	2.0	4.1
Total equity securities	2,498.1	5.4	2.0	2,505.5
Debt securities:
U.S. Government obligations	—	1,215.0	—	1,215.0
Municipal bonds	—	2,307.9	—	2,307.9
Foreign government obligations	—	690.7	—	690.7
U.S. corporate bonds	—	2,754.0	605.0	3,359.0
Foreign corporate bonds	—	1,208.7	168.7	1,377.4
Mortgage and asset-backed securities:
RMBS(1)	—	1,838.5	1.9	1,840.4
CMBS	—	865.9	5.8	871.7
Other asset-backed securities(2)	—	1,692.9	856.7	2,549.6
Total debt securities	—	12,573.6	1,638.1	14,211.7
Short-term investments	—	914.8	—	914.8
Other invested assets(4)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,498.1	$13,493.8	$1,640.4	$17,632.3
Senior notes and other debt	$—	$1,595.6	$367.1	$1,962.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $732.3 million and $834.2 million of collateralized loan obligations as of March 31, 2020 and December 31, 2019, respectively.
(3)	Includes allowance for credit losses as of March 31, 2020. See Note 3(f) of this Form 10-Q for further information on Alleghany’s allowance for credit losses for AFS securities.
(4)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three months ended March 31, 2020, Alleghany transferred out of Level 3 $14.7 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2020, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $14.7 million of transfers, $11.4 million related to other asset-backed securities, with the remainder related to foreign corporate bonds.

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

In the three months ended March 31, 2019, Alleghany transferred out of Level 3 $1.0 million of U.S. corporate bonds, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2019, there was a decrease in the weight given to non-binding broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets.

The following tables present reconciliations of the changes in Level 3 assets during the three months ended March 31, 2020 and 2019 measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2020	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	0.2	—	—	—	(0.1)	—	0.1
Other comprehensive income (loss)	—	(18.8)	(7.3)	(0.2)	(1.3)	(101.4)	0.2	(128.8)
Purchases	—	6.7	7.7	0.9	—	43.6	—	58.9
Sales	—	—	—	—	—	(8.3)	—	(8.3)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(3.6)	(1.1)	(0.1)	—	(32.4)	—	(37.2)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3.3)	—	—	(11.4)	—	(14.7)
Balance as of March 31, 2020	$2.0	$589.5	$164.7	$2.5	$4.5	$746.7	$0.5	$1,510.4

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$—	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net (losses)(2)	—	(9.9)	—	—	—	—	(9.9)
Other comprehensive income (loss)	(0.8)	15.7	2.6	—	15.2	(0.2)	32.5
Purchases	—	5.8	13.8	0.2	49.6	—	69.4
Sales	—	—	(5.6)	—	(116.9)	—	(122.5)
Issuances	—	—	—	—	—	—	—
Settlements	—	(2.6)	(1.0)	—	(35.8)	—	(39.4)
Transfers into Level 3	—	—	14.7	—	—	—	14.7
Transfers out of Level 3	—	(1.0)	—	—	—	—	(1.0)
Balance as of March 31, 2019	$4.6	$433.7	$151.4	$0.2	$1,179.0	$0.5	$1,769.4

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no credit losses recorded in net earnings related to Level 3 assets still held as of March 31, 2020 and 2019.

The increase in senior notes and other debt included in Level 3 for the first three months of 2020 primarily reflects increased borrowings at Jazwares due to an increase in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of March 31, 2020 and December 31, 2019, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

Alleghany employs specific control processes to determine the reasonableness of the fair values of its financial assets and liabilities. Alleghany’s processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques used are appropriate, consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. Alleghany assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, Alleghany validates the reasonableness of fair values by comparing information obtained from Alleghany’s valuation service providers to other third-party valuation sources for selected securities. Alleghany also validates prices obtained from brokers for selected securities through reviews by those who have relevant expertise and who are independent of those charged with executing investing transactions. See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of March 31, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(2)	Fair Value
	($ in millions)
As of March 31, 2020
Debt securities:
U.S. Government obligations	$793.5	$53.0	$(0.2)	$—	$846.3
Municipal bonds	2,158.3	117.2	(2.9)	—	2,272.6
Foreign government obligations	669.1	27.6	(0.7)	—	696.0
U.S. corporate bonds	3,386.8	103.5	(69.1)	(26.5)	3,394.7
Foreign corporate bonds	1,311.2	14.5	(32.7)	(2.4)	1,290.6
Mortgage and asset-backed securities:
RMBS	1,613.7	86.9	(0.2)	(0.5)	1,699.9
CMBS	870.6	15.9	(43.9)	—	842.6
Other asset-backed securities(1)	2,517.6	5.6	(226.1)	(2.0)	2,295.1
Total debt securities	13,320.8	424.2	(375.8)	(31.4)	13,337.8
Short-term investments	536.1	—	—	—	536.1
Total investments	$13,856.9	$424.2	$(375.8)	$(31.4)	$13,873.9

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. Government obligations	$1,198.5	$19.3	$(2.8)	$1,215.0
Municipal bonds	2,190.5	118.7	(1.3)	2,307.9
Foreign government obligations	675.9	16.4	(1.6)	690.7
U.S. corporate bonds	3,206.2	155.1	(2.3)	3,359.0
Foreign corporate bonds	1,348.1	32.2	(2.9)	1,377.4
Mortgage and asset-backed securities:
RMBS	1,785.1	56.1	(0.8)	1,840.4
CMBS	849.9	23.2	(1.4)	871.7
Other asset-backed securities(1)	2,544.5	24.8	(19.7)	2,549.6
Total debt securities	13,798.7	445.8	(32.8)	14,211.7
Short-term investments	914.8	—	—	914.8
Total investments	$14,713.5	$445.8	$(32.8)	$15,126.5

(1)	Includes $732.3 million and $834.2 million of collateralized loan obligations as of March 31, 2020 and December 31, 2019, respectively.
(2)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of March 31, 2020
Short-term investments due in one year or less	$536.1	$536.1
Mortgage and asset-backed securities(1)	5,001.9	4,837.6
Debt securities with maturity dates:
One year or less	432.8	432.3
Over one through five years	3,174.0	3,201.3
Over five through ten years	2,728.0	2,770.8
Over ten years	1,984.1	2,095.8
Total debt securities	$13,320.8	$13,337.8

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Interest income	$119.3	$119.2
Dividend income	10.1	9.8
Investment expenses	(7.1)	(7.5)
Partnerships and other investment results	(10.3)	1.5
Total	$112.0	$123.0

As of March 31, 2020, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The following table presents changes in the fair value of equity securities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Change in the fair value of equity securities sold during the period	$(164.9)	$62.1
Change in the fair value of equity securities held at the end of the period	(358.1)	330.3
Change in the fair value of equity securities	$(523.0)	$392.4

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $2.6 billion and $2.5 billion for the three months ended March 31, 2020 and 2019, respectively.

Realized capital gains and losses for the three months ended March 31, 2020 and 2019 primarily reflect the sale of debt securities and, for the three months ended March 31, 2020, a $30.0 million impairment charge from a write-down of certain SORC assets arising from a significant decline in energy prices as of March 31, 2020. Realized capital gains and losses for the three months ended March 31, 2020 also include a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019, and a $7.1 million realized loss as a result of an early redemption of debt (see Note 11(a) of this Form 10-Q for further information on this early redemption).

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Gross realized capital gains	$59.0	$12.1
Gross realized capital losses	(46.0)	(7.7)
Net realized capital gains	$13.0	$4.4

Gross realized capital losses exclude credit losses for AFS securities, as discussed below.

(f) Credit quality for AFS securities

Alleghany holds its debt securities as AFS and, as such, these securities are recorded at fair value. Credit losses for AFS securities are recorded through an allowance for credit losses. Changes in the allowance for credit losses are recorded for (or as a reversal of) credit losses for AFS securities.  Any portion of a decline in fair value related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

Alleghany continually monitors the difference between amortized cost and the estimated fair value of its debt investments. The analysis of a security’s decline in value is performed in its functional currency.  Debt securities in an unrealized loss position are evaluated for credit losses if they meet any of the following criteria: (i) they are trading at a discount of at least 20 percent to amortized cost and have a credit rating below investment grade or are not rated; (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of a credit loss; or (iii) Alleghany intends to sell, or it is more likely than not that Alleghany will sell, the debt security before recovery of its amortized cost basis.

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as a credit loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate that Alleghany will not recover the full amount of its amortized cost basis in the debt security, Alleghany records a credit loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the total loss recognized in earnings is the non-credit related portion, which is recorded as a component of other comprehensive income.

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

Credit losses for AFS securities in the first three months of 2020 reflect $31.4 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs.

Credit losses for AFS securities in the first three months of 2019 reflect $10.0 million of unrealized losses on debt securities, primarily related to the energy sector and the deterioration of creditworthiness of the issuers.

The following table presents a rollforward of Alleghany’s allowance for credit losses for AFS securities for the three months ended March 31, 2020:

For the Three Months Ended March 31, 2020
Allowance for Credit Losses	($ in millions)
Balance as of January 1, 2020	$—
Balance as of January 1, 2020 - cumulative effect of an accounting change(1)	—
Provision for credit losses	31.4
Charge-offs	—
Recoveries	—
Balance as of March 31, 2020	$31.4

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

The gross unrealized investment losses for debt securities as of March 31, 2020 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of March 31, 2020 and December 31, 2019, was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of March 31, 2020. The following table presents the ratings of Alleghany’s debt securities as of March 31, 2020:

	Ratings as of March 31, 2020
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$—	$846.3	$—	$—	$—	$846.3
Municipal bonds	184.2	1,526.5	489.4	71.6	0.9	2,272.6
Foreign government obligations	445.4	153.8	95.8	1.0	—	696.0
U.S. corporate bonds	9.0	158.0	1,586.4	1,298.2	343.1	3,394.7
Foreign corporate bonds	225.2	95.9	607.4	325.9	36.2	1,290.6
Mortgage and asset-backed securities:
RMBS	2.5	1,692.3	—	1.0	4.1	1,699.9
CMBS	283.6	400.8	157.8	0.4	—	842.6
Other asset-backed securities	961.8	513.6	457.9	274.6	87.2	2,295.1
Total debt securities	$2,111.7	$5,387.2	$3,394.7	$1,972.7	$471.5	$13,337.8
Percentage of debt securities, before allowance for credit losses	15.8%	40.4%	25.5%	14.8%	3.5%	100.0%

(1)

Consists of $109.3 million of securities rated BB / Ba, $187.5 million of securities rated B, $26.2 million of securities rated CCC, $0.4 million of securities rated CC, $2.1 million of securities rated below CC and $146.0 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of March 31, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of March 31, 2020
Debt securities:
U.S. Government obligations	$8.7	$0.2	$—	$—	$8.7	$0.2
Municipal bonds	129.4	2.9	0.1	—	129.5	2.9
Foreign government obligations	76.5	0.7	—	—	76.5	0.7
U.S. corporate bonds	1,023.5	68.5	3.6	0.6	1,027.1	69.1
Foreign corporate bonds	656.5	32.6	17.4	0.1	673.9	32.7
Mortgage and asset-backed securities:
RMBS	15.2	0.2	0.4	—	15.6	0.2
CMBS	436.4	43.9	0.2	—	436.6	43.9
Other asset-backed securities	1,529.0	139.5	491.3	86.6	2,020.3	226.1
Total temporarily impaired securities	$3,875.2	$288.5	$513.0	$87.3	$4,388.2	$375.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. Government obligations	$120.3	$2.0	$99.7	$0.8	$220.0	$2.8
Municipal bonds	90.2	1.3	4.3	—	94.5	1.3
Foreign government obligations	198.5	1.2	33.8	0.4	232.3	1.6
U.S. corporate bonds	113.8	1.6	27.6	0.7	141.4	2.3
Foreign corporate bonds	212.0	2.3	66.9	0.6	278.9	2.9
Mortgage and asset-backed securities:
RMBS	48.7	0.3	48.6	0.5	97.3	0.8
CMBS	126.8	1.4	1.2	—	128.0	1.4
Other asset-backed securities	422.9	2.7	715.9	17.0	1,138.8	19.7
Total temporarily impaired securities	$1,333.2	$12.8	$998.0	$20.0	$2,331.2	$32.8

As of March 31, 2020, Alleghany held a total of 1,672 debt securities that were in an unrealized loss position, of which 126 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. corporate bonds and CMBS.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2020, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $194.7 million, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(i) Investments in Commercial Mortgage Loans

As of March 31, 2020, the carrying value of Alleghany’s commercial mortgage loan portfolio was $682.7 million, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of March 31, 2020 and December 31, 2019. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of March 31, 2020, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of March 31, 2020.  Fair value estimates of underlying collateral are updated on a rolling basis annually, with a portion of the portfolio updated each quarter. As of March 31, 2020, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three months ended March 31, 2020:

For the Three Months Ended March 31, 2020
Allowance for Credit Losses	($ in millions)
Balance as of January 1, 2020	$—
Balance as of January 1, 2020 - cumulative effect of an accounting change(1)	0.8
Provision for credit losses(2)	1.2
Charge-offs	—
Recoveries	—
Balance as of March 31, 2020	$2.0

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.
(2)

Primarily reflects an increase in the estimate of expected credit losses based on current conditions and reasonable and supportable forecasts as of March 31, 2020 arising from the Pandemic, as defined in Note 9(a) of this Form 10-Q.

4. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly- rated third-party reinsurers or on a collateralized basis. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs. A summary of the more significant programs follows.

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2020. Both programs were renewed on May 1, 2020 with substantially similar terms as the expired programs.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Reinsurance recoverable balances as of March 31, 2020 and December 31, 2019 are presented in the table below:

	As of March 31,	As of December 31,
	2020	2019
	($ in millions)
Reinsurance recoverables on paid losses	$75.9	$98.1
Ceded outstanding loss and LAE	1,559.5	1,583.9
Reinsurance recoverables, before allowance for credit losses	1,635.4	1,682.0
Allowance for credit losses	(6.8)	—
Total	$1,628.6	$1,682.0

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2020:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$132.9	8.1%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	121.8	7.4%
PartnerRe Ltd	A (Excellent)	97.4	6.0%
Fairfax Financial Holdings Ltd	A (Superior)	90.4	5.5%
Swiss Reinsurance Company	A+ (Superior)	88.1	5.4%
Third Point Reinsurance Group	A- (Excellent)	87.0	5.3%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	77.4	4.7%
RenaissanceRe Holdings Ltd	A+ (Superior)	75.4	4.6%
W.R. Berkley Corporation	A+ (Superior)	67.7	4.1%
Liberty Mutual	A (Excellent)	55.9	3.4%
All other reinsurers		741.4	45.5%
Total reinsurance recoverables, before allowance for credit losses(4)		$1,635.4	100.0%
Allowance for credit losses		(6.8)
Total		$1,628.6
Secured reinsurance recoverables(3)		$659.6	40.3%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 66 percent of our reinsurance recoverables balance as of March 31, 2020 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three months ended March 31, 2020:

For the Three Months Ended March 31, 2020
Allowance for Credit Losses	($ in millions)
Balance as of January 1, 2020	$—
Balance as of January 1, 2020 - cumulative effect of an accounting change(1)	3.3
Provision for credit losses(2)	3.5
Charge-offs	—
Recoveries	—
Balance as of March 31, 2020	$6.8

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.
(2)

Primarily reflects an increase in the estimate of expected credit losses based on current conditions and reasonable and supportable forecasts as of March 31, 2020 arising from the Pandemic, as defined in Note 9(a) of this Form 10-Q.

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Reserves as of January 1	$11,928.4	$12,250.3
Less: reinsurance recoverables(1)	1,583.9	1,857.4
Net reserves as of January 1	10,344.5	10,392.9

Other adjustments	—	(0.2)

Incurred loss and LAE, net of reinsurance, related to:
Current year	1,086.4	829.9
Prior years	(59.0)	(37.4)
Total incurred loss and LAE, net of reinsurance	1,027.4	792.5

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	87.3	75.3
Prior years	770.2	914.8
Total paid loss and LAE, net of reinsurance	857.5	990.1

Foreign currency exchange rate effect	(7.5)	17.2

Net reserves as of March 31	10,506.9	10,212.3
Reinsurance recoverables as of March 31(1)	1,559.5	1,642.8
Reserves as of March 31	$12,066.4	$11,855.1

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of March 31, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first three months of 2020, partially offset by payments on catastrophe losses incurred in 2017, 2018 and 2019 and favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(32.3)	(1)	$8.4	(2)
Non-catastrophe	(14.4)	(3)	(19.1)	(4)
Total	(46.7)		(10.7)
Casualty & other:
Malpractice Treaties(5)	—		—
Other	(11.0)	(6)	(25.7)	(7)
Total	(11.0)		(25.7)
Total Reinsurance Segment	(57.7)		(36.4)

Insurance Segment
RSUI:
Casualty	(1.0)	(8)	(5.6)	(9)
Property and other	(0.5)	(10)	1.9	(11)
Total	(1.5)		(3.7)
CapSpecialty	0.2	(12)	2.7	(12)
Total incurred related to prior years	$(59.0)		$(37.4)

(1)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and catastrophes in the 2018 accident year.
(2)

Primarily reflects unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year, partially offset by favorable prior accident year loss reserve development related to the wildfires in California in the 2018 accident year.

(3)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2016 through 2018 accident years.
(5)

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

(6)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2019 accident years.

(7)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2012 through 2017 prior accident years and in the professional liability lines of business in the 2007 and prior accident years.

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

(10)

Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2017 accident year.

(11)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Harvey in the 2017 accident year and Florence in the 2018 accident year.
(12)

Primarily reflects unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.

6. Income Taxes

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions and, as a result, Alleghany recorded a $6.9 million tax benefit as of March 31, 2020.

The effective tax rate on earnings before income taxes for the first three months of 2020 was 22.4  percent compared with 19.5 percent for the first three months of 2019. The effective tax rate in the first three months of 2020 was calculated based on actual results through March 31, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred.  The increase in the effective tax rate in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of the CARES Act.

Alleghany believes that, as of March 31, 2020, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2020.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million.  As of March 31, 2020, Alleghany had $582.9 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares repurchased	62,540	129,567
Cost of shares repurchased (in millions)	$44.3	$80.5
Average price per share repurchased	$707.84	$621.19

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the three months ended March 31, 2020 and 2019 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	(276.6)	(13.7)	0.5	(289.8)
Reclassifications from accumulated other comprehensive income	(10.9)	—	—	(10.9)
Total	(287.5)	(13.7)	0.5	(300.7)
Balance as of March 31, 2020	$33.5	$(135.5)	$(27.4)	$(129.4)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	183.4	(0.9)	0.9	183.4
Reclassifications from accumulated other comprehensive income	4.4	—	—	4.4
Total	187.8	(0.9)	0.9	187.8
Balance as of March 31, 2019	$126.2	$(125.6)	$(14.8)	$(14.2)

The following table presents reclassifications out of accumulated other comprehensive income (loss) attributable to Alleghany stockholders during the three months ended March 31, 2020 and 2019:

Accumulated Other		Three Months Ended March 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2020	2019
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(45.1)	$(4.4)
	Credit losses for available for sale securities	31.4	10.0
	Income taxes	2.8	(1.2)
Total reclassifications:	Net (earnings) losses	$(10.9)	$4.4

(1)

For the three months ended March 31, 2020, excludes a $7.1 million realized loss as a result of an early redemption of debt (see Note 11(a) of this Form 10-Q for further information), a $30.0 million impairment charge from a write-down of certain SORC assets and a $5.0 million realized gain from a reduction of certain contingent consideration liabilities (see Note 3(e) of this Form 10-Q for additional information).

(c) Special Dividend

In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 15, 2020, Alleghany paid dividends to stockholders totaling $215.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$(361.2)	$440.2
Effect of dilutive securities	(3.0)	—
Income available to common stockholders for diluted earnings per share	$(364.2)	$440.2

Weighted average common shares outstanding applicable to basic earnings per share	14,340,669	14,481,255
Effect of dilutive securities	15,439	3,981
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,356,108	14,485,236

Contingently issuable shares(1)	18,703	39,325

(1)

Contingently issuable shares were potentially available in the periods presented, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) General

The ongoing COVID-19 global pandemic (the “Pandemic”) has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, as well as impairment losses on certain subsidiary goodwill and intangible assets.

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancelable lease agreements that expire at various dates in future years. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases. Additional information about leases can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital.

Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and, through March 31, 2020, a 45 percent equity interest in Wilbert. Non-industrial operations are conducted through IPS, Jazwares and Concord.

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. Corporate activities also include the elimination of minor activity between segments.

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 11 of this Form 10-Q.

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three months ended March 31, 2020 and 2019:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$412.6	$914.9	$1,327.5	$365.9	$85.5	$451.4	$1,778.9	$—	$1,778.9	$(8.3)	$1,770.6
Net premiums written	312.9	898.1	1,211.0	244.5	78.2	322.7	1,533.7	—	1,533.7	—	1,533.7
Net premiums earned	321.4	811.7	1,133.1	229.4	81.9	311.3	1,444.4	—	1,444.4	—	1,444.4
Net loss and LAE	247.9	614.3	862.2	116.0	49.2	165.2	1,027.4	—	1,027.4	—	1,027.4
Commissions, brokerage and other underwriting expenses	105.4	244.4	349.8	57.8	33.8	91.6	441.4	—	441.4	—	441.4
Underwriting (loss) profit(2)	$(31.9)	$(47.0)	$(78.9)	$55.6	$(1.1)	$54.5	(24.4)	—	(24.4)	—	(24.4)
Net investment income							109.7	1.8	111.5	0.5	112.0
Change in the fair value of equity securities							(521.6)	—	(521.6)	(1.4)	(523.0)
Net realized capital gains							45.1	4.9	50.0	(37.0)	13.0
Credit losses for available for sale securities							(30.7)	—	(30.7)	(0.7)	(31.4)
Noninsurance revenue							7.4	457.3	464.7	3.2	467.9
Other operating expenses							9.9	450.7	460.6	6.1	466.7
Corporate administration							(2.0)	—	(2.0)	(12.3)	(14.3)
Amortization of intangible assets							0.4	9.2	9.6	—	9.6
Interest expense							6.7	3.8	10.5	7.8	18.3
Earnings (losses) before income taxes							$(429.5)	$0.3	$(429.2)	$(37.0)	$(466.2)

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$415.1	$816.5	$1,231.6	$299.0	$82.8	$381.8	$1,613.4	$—	$1,613.4	$(6.8)	$1,606.6
Net premiums written	316.2	791.4	1,107.6	201.4	76.7	278.1	1,385.7	—	1,385.7	—	1,385.7
Net premiums earned	308.9	720.3	1,029.2	192.4	75.7	268.1	1,297.3	—	1,297.3	—	1,297.3
Net loss and LAE	162.6	490.6	653.2	94.3	45.0	139.3	792.5	—	792.5	—	792.5
Commissions, brokerage and other underwriting expenses	103.7	232.3	336.0	53.5	30.6	84.1	420.1	—	420.1	—	420.1
Underwriting (loss) profit(2)	$42.6	$(2.6)	$40.0	$44.6	$0.1	$44.7	84.7	—	84.7	—	84.7
Net investment income							117.9	1.3	119.2	3.8	123.0
Change in the fair value of equity securities							389.1	—	389.1	3.3	392.4
Net realized capital gains							4.1	0.3	4.4	—	4.4
Credit losses for available for sale securities							(10.0)	—	(10.0)	—	(10.0)
Noninsurance revenue							5.4	505.0	510.4	3.7	514.1
Other operating expenses							29.7	465.4	495.1	7.3	502.4
Corporate administration							1.1	—	1.1	18.3	19.4
Amortization of intangible assets							0.2	6.7	6.9	—	6.9
Interest expense							6.7	4.3	11.0	12.5	23.5
Earnings (losses) before income taxes							$553.5	$30.2	$583.7	$(27.3)	$556.4

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

(2)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, credit losses for available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its reinsurance and insurance segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of March 31, 2020:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$16,819.8	$13,077.2	$4,774.9
Insurance segment	6,414.1	4,697.6	2,377.5
Subtotal	23,233.9	17,774.8	7,152.4
Alleghany Capital	2,131.7	271.5	1,000.7
Total segments	25,365.6	18,046.3	8,153.1
Corporate activities	387.4	317.2	(296.0)
Consolidated	$25,753.0	$18,363.5	$7,857.1

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Industrial(1)	$242.5	$260.1
Non-Industrial(2)	214.7	244.9
Corporate & other	0.1	—
Alleghany Capital	$457.3	$505.0

(1)	For the three months ended March 31, 2020 and 2019, the vast majority of noninsurance revenue was recognized as goods and services transferred to customers over time.
(2)

For the three months ended March 31, 2020 and 2019, approximately 82 percent 66 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

11. Debt

(a) Senior Notes

On September 20, 2010, Alleghany completed a public offering of $300.0 million aggregate principal amount of its 5.625% senior notes due on September 15, 2020 (the “2020 Senior Notes”). The 2020 Senior Notes were unsecured and unsubordinated general obligations of Alleghany. Interest on the 2020 Senior Notes was payable semi-annually on March 15 and September 15 of each year. The terms of the 2020 Senior Notes permitted redemption prior to their maturity. The indenture under which the 2020 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL or RSUI. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million and an effective yield of approximately 5.67 percent.

On January 15, 2020, Alleghany redeemed all of its outstanding 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early redemption of the 2020 Senior Notes, Alleghany recorded a realized loss, before tax, of $7.1 million in the first quarter of 2020.

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information on other Alleghany senior notes outstanding.

(b) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $429.8 million and $367.1 million as of March 31, 2020 and December 31, 2019, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of March 31, 2020, the $429.8 million included:

•	$161.6 million of borrowings by Jazwares under its available credit facilities and borrowings incurred and assumed from its acquisition of Wicked Cool Toys, LLC in October 2019;
•

$105.8 million of borrowings by W&W|AFCO Steel under its available credit facility and term loan, including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in February 2018;

•

$74.2 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$51.2 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and$
•

$37.0 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2019, or the “2019 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2019 Form 10-K, respectively.

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

 Note on Forward-Looking Statements

Certain statements contained in this Form 10-Q may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather they are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

•	significant weather-related or other natural or man-made catastrophes and disasters;
•	the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the recent worldwide coronavirus pandemic, known as COVID-19, including its impact on our business;
•	the cyclical nature of the property and casualty reinsurance and insurance industries;
•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;
•	adverse loss development for events insured by our reinsurance and insurance subsidiaries in either the current year or prior years;
•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance subsidiaries;
•	the cost and availability of reinsurance;
•	the reliance by our reinsurance and insurance operating subsidiaries on a limited number of brokers;
•	legal, political, judicial and regulatory changes;
•	increases in the levels of risk retention by our reinsurance and insurance subsidiaries;
•	changes in the ratings assigned to our reinsurance and insurance subsidiaries;
•	claims development and the process of estimating reserves;
•	exposure to terrorist acts and acts of war;
•	the willingness and ability of our reinsurance and insurance subsidiaries’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance subsidiaries;
•	the uncertain nature of damage theories and loss amounts;
•	the loss of key personnel of our reinsurance or insurance operating subsidiaries;
•	fluctuation in foreign currency exchange rates;
•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;
•	the ability to make payments on, or repay or refinance, our debt;
•	risks inherent in international operations; and
•	difficult and volatile conditions in the global market.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in the 2019 Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of the 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of this Form 10-Q for additional information.

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

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include: (i) net investment income; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) credit losses for available for sale securities; (v) noninsurance revenue; (vi) other operating expenses; (vii) corporate administration; (viii) amortization of intangible assets; and (ix) interest expense. We use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our reinsurance and insurance segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to our reinsurance and insurance segments’ underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Adjusted earnings before income taxes is a non-GAAP financial measure for our Alleghany Capital segment. Adjusted earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) credit losses for available for sale securities; and (v) income taxes. Because adjusted earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains, credit losses for available for sale securities and income taxes, it provides an indication of economic performance that is not affected by levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use adjusted earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of adjusted earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•	Net losses attributable to Alleghany stockholders were $361.2 million in the first quarter of 2020, compared with net earnings of $440.2 million in the first quarter of 2019.
•	Net investment income decreased by 8.9 percent in the first quarter of 2020 from the first quarter of 2019.
•	Net premiums written increased by 10.7 percent in the first quarter of 2020 from the first quarter of 2019.
•	Underwriting loss was $24.4 million in the first quarter of 2020, compared with underwriting profit of $84.7 million in the first quarter of 2019.
•	The combined ratio for our reinsurance and insurance segments was 101.7 percent in the first quarter of 2020, compared with 93.5 percent in the first quarter of 2019.
•	Catastrophe losses, net of reinsurance, were $181.6 million in the first quarter of 2020, compared with $3.4 million in the first quarter of 2019.
•	Net favorable prior accident year loss reserve development was $59.0 million in the first quarter of 2020, compared with $37.4 million in the first quarter of 2019.
•	Noninsurance revenue for Alleghany Capital was $457.3 million in the first quarter of 2020, compared with $505.0 million in the first quarter of 2019.
•

Earnings before income taxes for Alleghany Capital were $0.3 million in the first quarter of 2020, compared with $30.2 million in the first quarter of 2019. Adjusted earnings before income taxes were $4.6 million in the first quarter of 2020, compared with $36.6 million in the first quarter of 2019.

As of March 31, 2020, we had total assets of $25.8 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.9 billion. As of March 31, 2020, we had consolidated total investments of approximately $16.8 billion, consisting of $13.3 billion invested in debt securities, $1.7 billion invested in equity securities, $0.5 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.6 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our equity and debt securities portfolio.  In the first quarter of 2020, the fair value of our equity and debt securities depreciated by $523.0 million and $364.6 million, respectively.  As further described below, we have also recorded certain additional credit-related losses on our debt securities portfolio, commercial mortgage loan portfolio and reinsurance recoverables, as well as an impairment loss on our SORC assets due to a significant decline in energy prices as of March 31, 2020.

We also incurred $181.6 million of catastrophe losses in the first quarter of 2020, of which $152.9 million arose from the Pandemic.  Pandemic losses include those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, accident and health and trade credit.  Our Pandemic loss estimates were based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment.  The impact of the Pandemic will also be reflected in future results, including our second quarter 2020 results.

Of the total Pandemic catastrophe losses, net losses of approximately $74 million related to specific event cancellation treaties, which TransRe began to exit in February 2019.  Total exposed limits on this portfolio are approximately $180 million for 2020 and $40 million for 2021.  Events and event cancellation policies are not uniform in nature.  Ultimate losses will depend on the timing of gathering restrictions being lifted, whether the event can be rescheduled and how far in advance the event is postponed or cancelled.  As such, cancellation or postponement of the event does not necessarily mean a full limit will be paid.  Furthermore, there could be additional incidental losses where event cancellation policies comprise a small portion of exposure to certain multi-line treaties.

We cannot reasonably estimate the length or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows.  Such potential adverse impacts of a prolonged pandemic on our operations, financial position and cash flows include further declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from event cancellation and other coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Revenues
Net premiums earned	$1,444.4	$1,297.3
Net investment income	112.0	123.0
Change in the fair value of equity securities	(523.0)	392.4
Net realized capital gains	13.0	4.4
Credit losses for available for sale securities	(31.4)	(10.0)
Noninsurance revenue	467.9	514.1
Total revenues	1,482.9	2,321.2

Costs and Expenses
Net loss and loss adjustment expenses	1,027.4	792.5
Commissions, brokerage and other underwriting expenses	441.4	420.1
Other operating expenses	466.7	502.4
Corporate administration	(14.3)	19.4
Amortization of intangible assets	9.6	6.9
Interest expense	18.3	23.5
Total costs and expenses	1,949.1	1,764.8

(Losses) earnings before income taxes	(466.2)	556.4
Income taxes	(104.7)	108.5
Net (losses) earnings	(361.5)	447.9
Net (losses) earnings attributable to noncontrolling interests	(0.3)	7.7
Net (losses) earnings attributable to Alleghany stockholders	$(361.2)	$440.2

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three months ended March 31, 2020 and 2019:

	Segments
Three Months Ended March 31, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,327.5	$451.4	$1,778.9	$—	$1,778.9	$(8.3)	$1,770.6
Net premiums written	1,211.0	322.7	1,533.7	—	1,533.7	—	1,533.7

Net premiums earned	1,133.1	311.3	1,444.4	—	1,444.4	—	1,444.4
Net loss and LAE:
Current year (excluding catastrophe losses)	747.7	157.1	904.8	—	904.8	—	904.8
Current year catastrophe losses	172.2	9.4	181.6	—	181.6	—	181.6
Prior years	(57.7)	(1.3)	(59.0)	—	(59.0)	—	(59.0)
Total net loss and LAE	862.2	165.2	1,027.4	—	1,027.4	—	1,027.4
Commissions, brokerage and other underwriting expenses	349.8	91.6	441.4	—	441.4	—	441.4
Underwriting (loss) profit(2)	$(78.9)	$54.5	$(24.4)	—	(24.4)	—	(24.4)
Net investment income			109.7	1.8	111.5	0.5	112.0
Change in the fair value of equity securities			(521.6)	—	(521.6)	(1.4)	(523.0)
Net realized capital gains			45.1	4.9	50.0	(37.0)	13.0
Credit losses for available for sale securities			(30.7)	—	(30.7)	(0.7)	(31.4)
Noninsurance revenue			7.4	457.3	464.7	3.2	467.9
Other operating expenses			9.9	450.7	460.6	6.1	466.7
Corporate administration			(2.0)	—	(2.0)	(12.3)	(14.3)
Amortization of intangible assets			0.4	9.2	9.6	—	9.6
Interest expense			6.7	3.8	10.5	7.8	18.3
Earnings (losses) before income taxes			$(429.5)	$0.3	$(429.2)	$(37.0)	$(466.2)

Loss ratio(3):
Current year (excluding catastrophe losses)	66.0%	50.5%	62.6%
Current year catastrophe losses	15.2%	3.0%	12.6%
Prior years	(5.1%)	(0.4%)	(4.1%)
Total net loss and LAE	76.1%	53.1%	71.1%
Expense ratio(4)	30.9%	29.4%	30.6%
Combined ratio(5)	107.0%	82.5%	101.7%

	Segments
Three Months Ended March 31, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,231.6	$381.8	$1,613.4	$—	$1,613.4	$(6.8)	$1,606.6
Net premiums written	1,107.6	278.1	1,385.7	—	1,385.7	—	1,385.7

Net premiums earned	1,029.2	268.1	1,297.3	—	1,297.3	—	1,297.3
Net loss and LAE:
Current year (excluding catastrophe losses)	689.6	136.9	826.5	—	826.5	—	826.5
Current year catastrophe losses	—	3.4	3.4	—	3.4	—	3.4
Prior years	(36.4)	(1.0)	(37.4)	—	(37.4)	—	(37.4)
Total net loss and LAE	653.2	139.3	792.5	—	792.5	—	792.5
Commissions, brokerage and other underwriting expenses	336.0	84.1	420.1	—	420.1	—	420.1
Underwriting profit(2)	$40.0	$44.7	$84.7	—	84.7	—	84.7
Net investment income			117.9	1.3	119.2	3.8	123.0
Change in the fair value of equity securities			389.1	—	389.1	3.3	392.4
Net realized capital gains			4.1	0.3	4.4	—	4.4
Credit losses for available for sale securities			(10.0)	—	(10.0)	—	(10.0)
Noninsurance revenue			5.4	505.0	510.4	3.7	514.1
Other operating expenses			29.7	465.4	495.1	7.3	502.4
Corporate administration			1.1	—	1.1	18.3	19.4
Amortization of intangible assets			0.2	6.7	6.9	—	6.9
Interest expense			6.7	4.3	11.0	12.5	23.5
Earnings (losses) before income taxes			$553.5	$30.2	$583.7	$(27.3)	$556.4

Loss ratio(4):
Current year (excluding catastrophe losses)	67.0%	51.1%	63.7%
Current year catastrophe losses	—	1.3%	0.3%
Prior years	(3.5%)	(0.4%)	(2.9%)
Total net loss and LAE	63.5%	52.0%	61.1%
Expense ratio(4)	32.6%	31.4%	32.4%
Combined ratio(5)	96.1%	83.4%	93.5%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, credit losses for available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

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

Comparison of the Three Months Ended March 31, 2020 and 2019

Premiums. The following table presents our consolidated premiums:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,770.6	$1,606.6	10.2%
Net premiums written	1,533.7	1,385.7	10.7%
Net premiums earned	1,444.4	1,297.3	11.3%

The increase in gross premiums written in the first quarter of 2020 from the first quarter of 2019 is attributable to growth at our reinsurance segment and at RSUI. Growth at our reinsurance segment primarily reflects an increase in various domestic casualty lines of business written, including general liability, professional liability and umbrella lines of business, partially offset by a decrease in property lines of business written globally and the impact of changes in foreign currency exchange rates. In addition, gross premiums written related to a certain large whole account quota share treaty, or the “Quota Share Treaty,” increased slightly to $169.2 million in the first quarter of 2020 from $164.0 million in the first quarter of 2019. Growth at RSUI primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property lines of business and, to a lesser extent, the umbrella/excess and directors’ and officers’ liability lines of business.

The increase in net premiums earned in the first quarter of 2020 from the first quarter of 2019 reflects growth in gross premiums written in recent quarters and, to a lesser extent, decreases in ceded premiums written in recent quarters at our reinsurance segment.

A detailed comparison of premiums by segment for the first quarter of 2020 and 2019 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$904.8	$826.5	9.5%
Current year catastrophe losses	181.6	3.4	5,241.2%
Prior years	(59.0)	(37.4)	57.8%
Total net loss and LAE	$1,027.4	$792.5	29.6%

Loss ratio:
Current year (excluding catastrophe losses)	62.6%	63.7%
Current year catastrophe losses	12.6%	0.3%
Prior years	(4.1%)	(2.9%)
Total net loss and LAE	71.1%	61.1%

The increase in net loss and LAE in the first quarter of 2020 from the first quarter of 2019 primarily reflects Pandemic-related catastrophe losses, as discussed above, and the impact of higher net premiums earned, partially offset by higher favorable prior accident year loss reserve development.

A detailed comparison of net loss and LAE by segment for the first quarter of 2020 and 2019 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$441.4	$420.1	5.1%

Expense ratio	30.6%	32.4%

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned, partially offset by lower overall commission rates and lower annual incentive compensation accruals at TransRe.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the first quarter of 2020 and 2019 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Underwriting (loss) profit	$(24.4)	$84.7	(128.8%)

Combined ratio	101.7%	93.5%

The underwriting loss in the first quarter of 2020 compared with the underwriting profit in the first quarter of 2019 primarily reflects Pandemic-related catastrophe losses at our reinsurance segment, as discussed above.

A detailed comparison of underwriting profit by segment for the first quarter of 2020 and 2019 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Net investment income	$112.0	$123.0	(8.9%)
Change in the fair value of equity securities	(523.0)	392.4	(233.3%)
Net realized capital gains	13.0	4.4	195.5%
Credit losses for available for sale securities	(31.4)	(10.0)	214.0%

The decrease in net investment income in the first quarter of 2020 from the first quarter of 2019 primarily reflects lower partnership income due to the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships.

The change in the fair value of equity securities in the first quarter of 2020 reflects significant depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions. The change in the fair value of equity securities in the first quarter of 2019 reflects significant appreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial, technology and material sectors.

The increase in net realized capital gains in the first quarter of 2020 from the first quarter of 2019 primarily reflects higher realized gains on our debt securities portfolio, partially offset by a $30.0 million impairment charge from a write-down of certain SORC assets arising from a significant decline in energy prices as of March 31, 2020. The net realized capital losses in the first quarter of 2020 also include a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020 and a $5.0 million realized gain from a reduction of certain contingent consideration liabilities.  See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on this early redemption.

The increase in credit losses for available for sale securities in the first quarter of 2020 from the first quarter of 2019 reflects significant declines in fair value of our debt securities portfolio as of March 31, 2020.

A detailed comparison of investment results for the first quarter of 2020 and 2019 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Noninsurance revenue	$467.9	$514.1	(9.0%)

Other operating expenses	466.7	502.4	(7.1%)
Corporate administration	(14.3)	19.4	(173.7%)
Amortization of intangible assets	9.6	6.9	39.1%
Interest expense	18.3	23.5	(22.1%)

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $1.2 million and $26.9 million in the first quarter of 2020 and 2019, respectively. The decrease in long-term incentive compensation accruals at our reinsurance and insurance segments in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact on expected payouts from the significant depreciation in the value of our equity and debt securities portfolio compared with significant appreciation in the first quarter of 2019.  Other operating expenses also include a $5.2 million increase in estimates of expected credit losses on commercial mortgage loans, reinsurance recoverables and premium balances receivable at our reinsurance and insurance segments.  This increase was based on current conditions and reasonable and supportable forecasts as of March 31, 2020, which include the impact of the Pandemic, as discussed above.  See Note 1(c), 3(i) and 4(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses for these assets.

The decreases in noninsurance revenue and other operating expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflect lower sales at Jazwares due primarily to unusually high sales in the first quarter of 2019, and W&W|AFCO Steel due primarily to large construction project timing. The decrease in other operating expenses in the first quarter of 2020 from the first quarter of 2019 also reflect a decrease in long-term incentive compensation accruals at our reinsurance and insurance segments, partially offset by an increase in estimates of expected credit losses, all as discussed above.

Corporate administration. The negative corporate administration expense in the first quarter of 2020 compared with corporate administration expense in the first quarter of 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impacts of depreciation of Alleghany stock price and depreciation in the value of our consolidated equity and debt securities portfolio in the first quarter of 2020 compared with appreciation in the first quarter of 2019.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2020 from the first quarter of 2019 primarily reflects acquisitions by Jazwares, PCT, Kentucky Trailer and IPS in 2019.

Interest expense. The decrease in interest expense in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of the early redemption of certain senior notes on January 15, 2020. See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail.

A detailed comparison of noninsurance revenue and expenses for the first quarter of 2020 and 2019 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Income taxes	$(104.7)	$108.5	(196.5%)

Effective tax rate	22.4%	19.5%

The Coronavirus Aid, Relief and Economic Security Act, or the “CARES Act,” was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions and, as a result, we recorded a $6.9 million tax benefit as of March 31, 2020.

The income tax benefit in the first quarter of 2020 compared with the income tax expense in the first quarter of 2019 reflects losses before income taxes compared with earnings before income taxes in the first quarter of 2019, as further discussed below and, to a lesser extent, the impact of the CARES Act. The effective tax rate in the first quarter of 2020 was calculated based on actual results through March 31, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred.  The increase in the effective tax rate in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of the CARES Act.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
(Losses) earnings before income taxes	$(466.2)	$556.4	(183.8%)
Net (losses) earnings attributable to noncontrolling interests	(0.3)	7.7	(103.9%)
Net (losses) earnings attributable to Alleghany stockholders	(361.2)	440.2	(182.1%)

The losses before income taxes and net losses attributable to Alleghany stockholders in the first quarter of 2020 compared with earnings before income taxes and net earnings attributable to Alleghany stockholders in the first quarter of 2019 primarily reflect the impact of significant depreciation in the value of our equity securities portfolio in the first quarter of 2020 compared with significant appreciation in the first quarter of 2019 and, to a lesser extent, Pandemic-related catastrophe losses and lower earnings at Alleghany Capital, partially offset by significantly lower long-term compensation costs, all as discussed above.

The decrease in net earnings attributable to noncontrolling interests in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of lower overall earnings at Jazwares and, to a lesser extent, W&W|AFCO Steel, partially offset by acquisitions made by PCT, Kentucky Trailer, IPS and Jazwares in 2019 that increased noncontrolling interests.

Reinsurance Segment Underwriting Results

The reinsurance segment is composed of TransRe’s property and casualty & other lines of business. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2019 Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended March 31, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$412.6	$914.9	$1,327.5
Net premiums written	312.9	898.1	1,211.0

Net premiums earned	321.4	811.7	1,133.1
Net loss and LAE:
Current year (excluding catastrophe losses)	174.7	573.0	747.7
Current year catastrophe losses	119.9	52.3	172.2
Prior years	(46.7)	(11.0)	(57.7)
Total net loss and LAE	247.9	614.3	862.2
Commissions, brokerage and other underwriting expenses	105.4	244.4	349.8
Underwriting (loss)(2)	$(31.9)	$(47.0)	$(78.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.4%	70.6%	66.0%
Current year catastrophe losses	37.3%	6.4%	15.2%
Prior years	(14.5%)	(1.4%)	(5.1%)
Total net loss and LAE	77.2%	75.6%	76.1%
Expense ratio(4)	32.8%	30.1%	30.9%
Combined ratio(5)	110.0%	105.7%	107.0%

Three Months Ended March 31, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$415.1	$816.5	$1,231.6
Net premiums written	316.2	791.4	1,107.6

Net premiums earned	308.9	720.3	1,029.2
Net loss and LAE:
Current year (excluding catastrophe losses)	173.3	516.3	689.6
Current year catastrophe losses	—	—	—
Prior years	(10.7)	(25.7)	(36.4)
Total net loss and LAE	162.6	490.6	653.2
Commissions, brokerage and other underwriting expenses	103.7	232.3	336.0
Underwriting profit (loss)(2)	$42.6	$(2.6)	$40.0

Loss ratio(3):
Current year (excluding catastrophe losses)	56.1%	71.7%	67.0%
Current year catastrophe losses	—	—	—
Prior years	(3.5%)	(3.6%)	(3.5%)
Total net loss and LAE	52.6%	68.1%	63.5%
Expense ratio(4)	33.6%	32.3%	32.6%
Combined ratio(5)	86.2%	100.4%	96.1%

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

(2)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, credit losses for available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$412.6	$415.1	(0.6%)
Net premiums written	312.9	316.2	(1.0%)
Net premiums earned	321.4	308.9	4.0%
Casualty & other
Premiums written:
Gross premiums written	$914.9	$816.5	12.1%
Net premiums written	898.1	791.4	13.5%
Net premiums earned	811.7	720.3	12.7%
Total
Premiums written:
Gross premiums written	$1,327.5	$1,231.6	7.8%
Net premiums written	1,211.0	1,107.6	9.3%
Net premiums earned	1,133.1	1,029.2	10.1%

Property. The decrease in gross premiums written in the first quarter of 2020 from the first quarter of 2019 primarily reflects a decreased participation in a large, global property treaty and the impact of recent share reductions and non-renewals of certain catastrophe-exposed business and property excess-of-loss business, as well as the impact of changes in foreign currency exchange rates, partially offset by an increase in premiums written related to the Quota Share Treaty. Gross premiums written related to the Quota Share Treaty were $72.3 million and $64.2 million in the first quarter of 2020 and 2019, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written in the first quarter of 2020 approximated gross premiums written in the first quarter of 2019.

The increase in net premiums earned in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher gross premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 4.7 percent in the first quarter of 2020 from the first quarter of 2019.

Casualty & other. The increase in gross premiums written in the first quarter of 2020 from the first quarter of 2019 primarily reflects higher premiums written in various domestic casualty lines of business, including general liability, professional liability and umbrella lines of business, partially offset by a decrease in premiums written related to the Quota Share Treaty and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty were $96.9 million and $99.8 million in the first quarter of 2020 and 2019, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 12.5 percent in the first quarter of 2020 from the first quarter of 2019.

The increase in net premiums earned in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher gross premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 13.2 percent in the first quarter of 2020 from the first quarter of 2019.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$174.7	$173.3	0.8%
Current year catastrophe losses	119.9	—	-
Prior years	(46.7)	(10.7)	336.4%
Total net loss and LAE	$247.9	$162.6	52.5%

Loss ratio:
Current year (excluding catastrophe losses)	54.4%	56.1%
Current year catastrophe losses	37.3%	—
Prior years	(14.5%)	(3.5%)
Total net loss and LAE	77.2%	52.6%
Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$573.0	$516.3	11.0%
Current year catastrophe losses	52.3	—	-
Prior years	(11.0)	(25.7)	(57.2%)
Total net loss and LAE	$614.3	$490.6	25.2%

Loss ratio:
Current year (excluding catastrophe losses)	70.6%	71.7%
Current year catastrophe losses	6.4%	—
Prior years	(1.4%)	(3.6%)
Total net loss and LAE	75.6%	68.1%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$747.7	$689.6	8.4%
Current year catastrophe losses	172.2	—	-
Prior years	(57.7)	(36.4)	58.5%
Total net loss and LAE	$862.2	$653.2	32.0%

Loss ratio:
Current year (excluding catastrophe losses)	66.0%	67.0%
Current year catastrophe losses	15.2%	—
Prior years	(5.1%)	(3.5%)
Total net loss and LAE	76.1%	63.5%

Property. The increase in net loss and LAE in the first quarter of 2020 from the first quarter of 2019 primarily reflects significant catastrophe losses, partially offset by higher favorable prior accident year loss reserve development. Catastrophe losses in the first quarter of 2020 consisted of $100.6 million of Pandemic-related catastrophe losses, as discussed above, and $19.3 million from an earthquake in Puerto Rico.

Net loss and LAE in the first quarter of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2020		2019
	($ in millions)
Catastrophe events	$(32.3)	(1)	$8.4	(2)
Non-catastrophe	(14.4)	(3)	(19.1)	(4)
Total	$(46.7)		$(10.7)

(1)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and catastrophes in the 2018 accident year.
(2)

Primarily reflects unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year, partially offset by favorable prior accident year loss reserve development related to the wildfires in California in the 2018 accident year.

(3)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2016 through 2018 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2020 and 2019 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2020.

Casualty & other. The increase in net loss and LAE in the first quarter of 2020 from the first quarter of 2019 primarily reflects $52.3 million of Pandemic-related catastrophe losses impacting the casualty lines of business, the impact of higher net premiums earned and lower favorable prior accident year loss reserve development.

Net loss and LAE in the first quarter of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2020		2019
	($ in millions)
Malpractice Treaties(1)	$—		$—
Other	(11.0)	(2)	(25.7)	(3)
Total	$(11.0)		$(25.7)

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

(2)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2013 and earlier accident years, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2019 accident years.

(3)

Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2012 through 2017 prior accident years and in the professional liability lines of business in the 2007 and prior accident years.

The favorable prior accident year loss reserve development in the first quarter of 2020 and 2019 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2020.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$105.4	$103.7	1.6%

Expense ratio	32.8%	33.6%

Casualty & other
Commissions, brokerage and other underwriting expenses	$244.4	$232.3	5.2%

Expense ratio	30.1%	32.3%

Total
Commissions, brokerage and other underwriting expenses	$349.8	$336.0	4.1%

Expense ratio	30.9%	32.6%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects higher overall commission rates and the impact of higher net premiums earned, partially offset by lower annual incentive compensation accruals.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned, partially offset by lower overall commission rates and lower annual incentive compensation accruals.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Property
Underwriting (loss) profit	$(31.9)	$42.6	(174.9%)

Combined ratio	110.0%	86.2%

Casualty & other
Underwriting (loss)	$(47.0)	$(2.6)	1,707.7%

Combined ratio	105.7%	100.4%

Total
Underwriting (loss) profit	$(78.9)	$40.0	(297.3%)

Combined ratio	107.0%	96.1%

Property. The underwriting loss in the first quarter of 2020 compared with the underwriting profit in the first quarter of 2019 primarily reflects significantly higher catastrophe losses, primarily related to the Pandemic, as discussed above.

Casualty & other. The increase in underwriting loss in the first quarter of 2020 from the first quarter of 2019 primarily reflects casualty-related Pandemic catastrophe losses, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2019 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended March 31, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$365.9	$85.5	$451.4
Net premiums written	244.5	78.2	322.7

Net premiums earned	229.4	81.9	311.3
Net loss and LAE:
Current year (excluding catastrophe losses)	108.2	48.9	157.1
Current year catastrophe losses	9.3	0.1	9.4
Prior years	(1.5)	0.2	(1.3)
Total net loss and LAE	116.0	49.2	165.2
Commissions, brokerage and other underwriting expenses	57.8	33.8	91.6
Underwriting profit (loss)(1)	$55.6	$(1.1)	$54.5

Loss ratio(2):
Current year (excluding catastrophe losses)	47.2%	59.8%	50.5%
Current year catastrophe losses	4.1%	0.0%	3.0%
Prior years	(0.7%)	0.3%	(0.4%)
Total net loss and LAE	50.6%	60.1%	53.1%
Expense ratio(3)	25.2%	41.2%	29.4%
Combined ratio(4)	75.8%	101.3%	82.5%

Three Months Ended March 31, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$299.0	$82.8	$381.8
Net premiums written	201.4	76.7	278.1

Net premiums earned	192.4	75.7	268.1
Net loss and LAE:
Current year (excluding catastrophe losses)	94.9	42.0	136.9
Current year catastrophe losses	3.1	0.3	3.4
Prior years	(3.7)	2.7	(1.0)
Total net loss and LAE	94.3	45.0	139.3
Commissions, brokerage and other underwriting expenses	53.5	30.6	84.1
Underwriting profit(1)	$44.6	$0.1	$44.7

Loss ratio(2):
Current year (excluding catastrophe losses)	49.3%	55.5%	51.1%
Current year catastrophe losses	1.6%	0.3%	1.3%
Prior years	(1.9%)	3.7%	(0.4%)
Total net loss and LAE	49.0%	59.5%	52.0%
Expense ratio(3)	27.8%	40.4%	31.4%
Combined ratio(4)	76.8%	99.9%	83.4%

(1)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, credit losses for available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$365.9	$299.0	22.4%
Net premiums written	244.5	201.4	21.4%
Net premiums earned	229.4	192.4	19.2%
CapSpecialty
Premiums written:
Gross premiums written	$85.5	$82.8	3.3%
Net premiums written	78.2	76.7	2.0%
Net premiums earned	81.9	75.7	8.2%
Total
Premiums written:
Gross premiums written	$451.4	$381.8	18.2%
Net premiums written	322.7	278.1	16.0%
Net premiums earned	311.3	268.1	16.1%

RSUI. The increase in gross premiums written in the first quarter of 2020 from the first quarter of 2019 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property lines of business and, to a lesser extent, the umbrella/excess and directors’ and officers’ liability lines of business.

The increase in net premiums earned in the first quarter of 2020 from the first quarter of 2019 primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in the first quarter of 2020 from the first quarter of 2019 primarily reflects growth in the specialty casualty lines of business, due to increases in business opportunities, CapSpecialty’s expanded product offerings and the impact of CapSpecialty’s purchase in September 2019 of certain renewal rights to a small lawyer’s professional liability block of business, partially offset by a curtailment of certain unprofitable broker relationships.

The increase in net premiums earned in the first quarter of 2020 from the first quarter of 2019 primarily reflects increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$108.2	$94.9	14.0%
Current year catastrophe losses	9.3	3.1	200.0%
Prior years	(1.5)	(3.7)	(59.5%)
Total net loss and LAE	$116.0	$94.3	23.0%

Loss ratio:
Current year (excluding catastrophe losses)	47.2%	49.3%
Current year catastrophe losses	4.1%	1.6%
Prior years	(0.7%)	(1.9%)
Total net loss and LAE	50.6%	49.0%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$48.9	$42.0	16.4%
Current year catastrophe losses	0.1	0.3	(66.7%)
Prior years	0.2	2.7	(92.6%)
Total net loss and LAE	$49.2	$45.0	9.3%

Loss ratio:
Current year (excluding catastrophe losses)	59.8%	55.5%
Current year catastrophe losses	—	0.3%
Prior years	0.3%	3.7%
Total net loss and LAE	60.1%	59.5%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$157.1	$136.9	14.8%
Current year catastrophe losses	9.4	3.4	176.5%
Prior years	(1.3)	(1.0)	30.0%
Total net loss and LAE	$165.2	$139.3	18.6%

Loss ratio:
Current year (excluding catastrophe losses)	50.5%	51.1%
Current year catastrophe losses	3.0%	1.3%
Prior years	(0.4%)	(0.4%)
Total net loss and LAE	53.1%	52.0%

RSUI. The increase in net loss and LAE in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned and, to a lesser extent, higher catastrophe losses and lower favorable prior accident year loss reserve development.

Catastrophe losses in the first quarter of 2020 primarily relate to a tornado in Tennessee and severe weather and flooding in the Southeastern U.S. Catastrophe losses in the first quarter of 2019 primarily relate to severe weather and flooding in the Midwestern U.S.

Net loss and LAE in the first quarter of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2020		2019
	($ in millions)
Casualty	$(1.0)	(1)	$(5.6)	(2)
Property and other	(0.5)	(3)	1.9	(4)
Total	$(1.5)		$(3.7)

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

(3)

Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2017 accident year.

(4)	Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Harvey in the 2017 accident year and Florence in the 2018 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2020 and 2019 reflect favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2020 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2020.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned and higher current accident year losses, partially offset by lower unfavorable prior accident year loss reserve development in the first quarter of 2020.

Net loss and LAE in the first quarter of 2020 and 2019 include unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.  The unfavorable prior accident year loss reserve development in the first quarter of 2020 and 2019 reflects unfavorable loss emergence compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first quarter of 2020 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first quarter of 2020.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$57.8	$53.5	8.0%

Expense ratio	25.2%	27.8%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$33.8	$30.6	10.5%

Expense ratio	41.2%	40.4%

Total
Commissions, brokerage and other underwriting expenses	$91.6	$84.1	8.9%

Expense ratio	29.4%	31.4%

RSUI. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned, partially offset by slightly lower overall commission rates.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned and investments in technology.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
RSUI
Underwriting profit	$55.6	$44.6	24.7%

Combined ratio	75.8%	76.8%

CapSpecialty
Underwriting (loss) profit	$(1.1)	$0.1	(1,200.0%)

Combined ratio	101.3%	99.9%

Total
Underwriting profit	$54.5	$44.7	21.9%

Combined ratio	82.5%	83.4%

RSUI. The increase in underwriting profit in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of higher net premiums earned, partially offset by higher catastrophe losses and lower favorable prior accident year reserve development, all as discussed above.

CapSpecialty. The underwriting loss in the first quarter of 2020 compared with the underwriting profit in the first quarter of 2019 primarily reflects higher current accident year losses, partially offset by less unfavorable prior accident year loss reserve development, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended March 31,		Percent
	2020	2019	Change
	($ in millions)
Net investment income	$109.7	$117.9	(7.0%)
Change in the fair value of equity securities	(521.6)	389.1	(234.1%)
Net realized capital gains	45.1	4.1	1,000.0%
Credit losses for available for sale securities	(30.7)	(10.0)	207.0%

Net investment income. The decrease in net investment income in the first quarter of 2020 from the first quarter of 2019 primarily reflects lower partnership income due to the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first quarter of 2020 reflects significant depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions, as discussed above. The change in the fair value of equity securities in the first quarter of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors.

Net realized capital gains. The increase in net realized capital gains in the first quarter of 2020 from the first quarter of 2019 primarily reflects higher realized gains on our debt securities.

Credit losses for available for sale securities. Credit losses in the first quarter of 2020 reflect $30.7 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost.  Credit losses in the first quarter of 2019 reflect $10.0 million, primarily related to the energy sector and the deterioration of creditworthiness of the issuers.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three months ended March 31, 2020.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and, through March 31, 2020, a 45 percent equity interest in Wilbert Funeral Services, Inc., or “Wilbert;” (ii) non-industrial operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level. Wilbert is accounted for under the equity method of accounting and is included in other invested assets. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert will be included in our consolidated results.

The following table presents the results of the Alleghany Capital segment for the first three months of 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$242.5	$214.7	$0.1	$457.3	$260.1	$244.9	$—	$505.0
Net investment income	1.8	—	—	1.8	0.9	—	0.4	1.3
Net realized capital gains	5.1	(0.2)	—	4.9	0.3	—	—	0.3
Total revenues	$249.4	$214.5	$0.1	$464.0	$261.3	$244.9	$0.4	$506.6
Other operating expenses(1)	236.9	213.8	—	450.7	244.2	216.2	5.0	465.4
Amortization of intangible assets	3.3	5.9	—	9.2	2.5	4.2	—	6.7
Interest expense	2.0	2.4	(0.6)	3.8	2.9	1.4	—	4.3
Earnings (losses) before income taxes	$7.2	$(7.6)	$0.7	$0.3	$11.7	$23.1	$(4.6)	$30.2

Earnings (losses) before income taxes	$7.2	$(7.6)	$0.7	$0.3	$11.7	$23.1	$(4.6)	$30.2
Less: net realized capital gains	(5.1)	0.2	—	(4.9)	(0.3)	—	—	(0.3)
Add: amortization of intangible assets	3.3	5.9	—	9.2	2.5	4.2	—	6.7
Adjusted earnings (losses) before income taxes(2)	$5.4	$(1.5)	$0.7	$4.6	$13.9	$27.3	$(4.6)	$36.6

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $2.8 million and $0.4 million for the first quarter of 2020 and 2019, respectively.

(2)

Adjusted earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) credit losses for available for sale securities; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three months ended March 31, 2020 and 2019 are presented in the table below:

	Three Months Ended March 31,
	2020				2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$523.3	$410.6	$(33.0)	$900.9	$462.5	$443.3	$(44.2)	$861.6
Earnings (losses) before income taxes	7.2	(7.6)	0.7	0.3	11.7	23.1	(4.6)	30.2
Income taxes(1)	(1.5)	0.1	0.3	(1.1)	(0.2)	(1.3)	(5.3)	(6.8)
Net earnings attributable to noncontrolling interests(2)	—	0.2	—	0.2	(2.2)	(5.5)	—	(7.7)
Capital contributions (returns of capital) and other(3)	13.0	65.1	22.3	100.4	(4.8)	(22.0)	11.7	(15.1)
Equity, end of period	$542.0	$468.4	$(9.7)	$1,000.7	$467.0	$437.6	$(42.4)	$862.2

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended March 31, 2020 was ($1.5) million and $1.6 million, respectively, and for the three months ended March 31, 2019 was ($2.3) million and ($4.9) million, respectively.

(2)

During the first three months of 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 25 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

(3)

For the three months ended March 31, 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares in advance of its acquisition of a plush toy manufacturer that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital in advance of its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020.

Noninsurance revenue. The decrease in noninsurance revenue in the first quarter of 2020 from the first quarter of 2019 reflects decreases in non-industrial and industrial operations.

The decrease in non-industrial noninsurance revenue primarily reflects lower sales at Jazwares due to the acquisition of a major new video game license in the fourth quarter of 2018, which positively impacted sales in the first quarter of 2019 and, to a lesser extent, Pandemic-related temporary disruptions to shipping schedules in the first quarter of 2020.  Typically, the first quarter of the year is a seasonal low for the sale of toys.

The decrease in industrial noninsurance revenue primarily reflects the timing of revenue recognition on certain large construction projects at W&W|AFCO Steel and, to a lesser extent, the impact of Pandemic-related safety measures undertaken during the first quarter of 2020.

Net investment income. The increase in net investment income in the first quarter of 2020 from the first quarter of 2019 primarily reflects higher earnings at Wilbert, due to an increase in revenues arising from recent business acquisitions.

Net realized capital gains.  Net realized capital gains in the first quarter of 2020 primarily reflect realized gains from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The decrease in other operating expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects decreases in costs related to declines in revenues in non-industrial and, to a lesser extent, industrial operations, as described above.  The decrease in other operating expenses also reflects lower incentive compensation accruals in Alleghany Capital’s corporate operations due to a decline in overall financial performance.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2020 from the first quarter of 2019 primarily reflects acquisitions by Jazwares, PCT, Kentucky Trailer and IPS in 2019.

Interest expense. The decrease in interest expense in the first quarter of 2020 from the first quarter of 2019 primarily reflects as lower overall borrowings to support working capital needs.

Earnings (losses) before income taxes. The decrease in earnings before income taxes in the first quarter of 2020 from the first quarter of 2019 primarily reflects lower earnings before income taxes in the non-industrial operations due to the impact of lower sales and margins at Jazwares, as discussed above.  A modest decrease in industrial earnings before income taxes, due primarily to lower sales at W&W|AFCO Steel, was offset by lower incentive compensation accruals in Alleghany Capital’s corporate operations, as discussed above. In addition, earnings at our industrial and non-industrial operations were negatively impacted by the costs of Pandemic-related safety measures undertaken during the first quarter of 2020.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Net premiums earned	$—	$—
Net investment income	0.5	3.8
Change in the fair value of equity securities	(1.4)	3.3
Net realized capital gains	(37.0)	—
Credit losses for available for sale securities	(0.7)	—
Noninsurance revenue	3.2	3.7
Total revenues	(35.4)	10.8

Net loss and loss adjustment expenses	—	—
Commissions, brokerage and other underwriting expenses	—	—
Other operating expenses	6.1	7.3
Corporate administration	(12.3)	18.3
Amortization of intangible assets	—	—
Interest expense	7.8	12.5
Earnings (losses) before income taxes	$(37.0)	$(27.3)

Net investment income. The decrease in net investment income in the first quarter of 2020 from the first quarter of 2019 primarily reflects lower partnership income and, to a lesser extent, lower interest income.

Change in the fair value of equity securities. In the first quarter of 2019, a substantial portion of our investment portfolio at the Alleghany parent company-level was reallocated from equity securities to debt securities.  The change in the fair value of equity securities in the first quarter of 2020 reflects significant depreciation in the value of equity securities that remain at the Alleghany Parent company-level due primarily to the impact of the Pandemic, as discussed above. The change in the fair value of equity securities in the first quarter of 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector, prior to the reallocation.

Net realized capital gains. The net realized capital losses in the first quarter of 2020 primarily reflects a $30.0 million impairment charge from a write-down of certain SORC assets arising from a significant decline in energy prices as of March 31, 2020 and a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020.  See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on this early redemption.

Noninsurance revenue. The slight decrease in noninsurance revenue in the first quarter of 2020 from the first quarter of 2019 primarily reflects lower energy sales at SORC.

Other operating expenses. The decrease in other operating expenses in the first quarter of 2020 from the first quarter of 2019 primarily reflects reduced costs at SORC.

Corporate administration. The negative corporate administration expense in the first quarter of 2020 compared with corporate administration expense in the first quarter of 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impacts of depreciation of Alleghany stock price and depreciation in the value of our consolidated equity and debt securities portfolio in the first quarter of 2020 compared with appreciation in the first quarter of 2019.

Interest expense. The decrease in interest expense in the first quarter of 2020 from the first quarter of 2019 primarily reflects the impact of the early redemption of certain senior notes on January 15, 2020, as discussed above.

(Losses) before income taxes. The increase in losses before income taxes in the first quarter of 2020 from the first quarter of 2019 primarily reflects a write-down of certain SORC assets and realized loss on early redemption of certain senior notes in the first quarter of 2020, partially offset by the impact of significantly lower Alleghany parent company long-term incentive compensation accruals, all as discussed above.

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

	As of March 31, 2020			As of December 31, 2019
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,982.6	$(563.0)	$1,419.6	$1,965.5	$(604.3)	$1,361.2
Casualty & other(1)	7,453.6	(310.4)	7,143.2	7,358.3	(303.2)	7,055.1
	9,436.2	(873.4)	8,562.8	9,323.8	(907.5)	8,416.3
Insurance Segment
Property	409.2	(142.2)	267.0	409.0	(142.2)	266.8
Casualty(2)	2,096.7	(514.1)	1,582.6	2,075.3	(537.3)	1,538.0
Workers' Compensation	2.1	—	2.1	2.3	—	2.3
All other(3)	185.4	(93.0)	92.4	183.7	(62.6)	121.1
	2,693.4	(749.3)	1,944.1	2,670.3	(742.1)	1,928.2
Eliminations	(63.2)	63.2	—	(65.7)	65.7	—
Total	$12,066.4	$(1,559.5)	$10,506.9	$11,928.4	$(1,583.9)	$10,344.5

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

Changes in Gross and Net Loss and LAE Reserves between March 31, 2020 and December 31, 2019. Gross and net loss and LAE reserves as of March 31, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first quarter of 2020, partially offset by payments on catastrophe losses incurred in 2017, 2018 and 2019 and favorable prior accident year loss reserve development, all as discussed above.

Reinsurance Recoverables

Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premiums writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers or on a collateralized basis. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of our reinsurance and insurance subsidiaries’ reinsurance recoverables, and our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

As of March 31, 2020, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,628.6 million, consisting of $1,559.5 million of ceded outstanding loss and LAE and $75.9 million of recoverables on paid losses, less $6.8 million of an allowance for credit losses.  See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and LAE reserves, fair value measurements of certain financial assets, credit losses for available for sale securities, goodwill and other intangible assets and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations and cash flows would be affected, possibly materially.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2019 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2020, we held total marketable securities and cash of $685.4 million, compared with $1,283.3 million as of December 31, 2019. The decrease in marketable securities and cash in the first quarter of 2020 primarily reflects the redemption of certain senior notes and a special dividend paid in the first quarter of 2020, as discussed below, as well as depreciation in the value of the equity securities portfolio held at the holding company-level, as discussed above, partially offset by receipt of dividends from TransRe and RSUI. The $685.4 million is composed of $228.5 million at the Alleghany parent company, $403.9 million at AIHL and $53.0 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2020.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.9 billion as of March 31, 2020, compared with approximately $8.8 billion as of December 31, 2019. The decrease in stockholders’ equity in the first three months of 2020 primarily reflects net losses attributable to Alleghany stockholders, as discussed above, as well as a special dividend, repurchases of our common stock and depreciation in the value of our debt securities portfolio, all as discussed below. As of March 31, 2020, we had 14,309,682 shares of our common stock outstanding, compared with 14,364,628 shares of our common stock outstanding as of December 31, 2019.

Debt. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020, and on January 15, 2020, we redeemed these senior notes.  See Note 11(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information on our senior notes and our early redemption of debt.

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

There were no borrowings under the Credit Agreement from inception through March 31, 2020.

Common Stock Repurchases. In June 2018, our Board of Directors authorized the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of March 31, 2020, we had $582.9 million remaining under our repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares repurchased	62,540	129,567
Cost of shares repurchased (in millions)	$44.3	$80.5
Average price per share repurchased	$707.84	$621.19

Special Dividend. In February 2020, our Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 15, 2020, we paid dividends to stockholders totaling $215.0 million.

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on Pillar Investments as of March 31, 2020.

Investments in Commercial Mortgage Loans. As of March 31, 2020, the carrying value of our commercial mortgage loan portfolio was $682.7 million, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of March 31, 2020.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2020.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $429.8 million as of March 31, 2020, which is generally used to support working capital needs and to help finance acquisitions. The $429.8 million included:

•	$161.6 million of borrowings by Jazwares under its available credit facilities and borrowings incurred and assumed from its acquisition of Wicked Cool Toys, LLC in October 2019;
•

$105.8 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in February 2018);

•

$74.2 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$51.2 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and a$
•

$37.0 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through March 31, 2020, we have invested $276.6 million in SORC.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies.  In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of

March 31, 2020 and December 31, 2019 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2020. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our debt securities portfolio as of March 31, 2020.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of March 31, 2020 and December 31, 2019, our debt securities portfolio had an effective duration of approximately 4.6 years and 4.2 years, respectively. The increase in duration during the first quarter of 2020 primarily reflects a decline in risk-free interest rates and a related decrease in the likelihood that many of our municipal bonds and mortgage-backed securities will be prepaid.  As of March 31, 2020, approximately $3.6 billion, or 27 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of March 31, 2020, our invested assets decreased to approximately $16.8 billion from approximately $18.9 billion as of December 31, 2019, primarily reflecting depreciation in the value of our equity securities portfolio, the early redemption of certain senior notes in January 2020, the special dividend payment and repurchases of shares of our common stock, all as discussed above, as well as depreciation in the value of our debt securities portfolio. The depreciation in the value of our debt securities portfolio reflects an increase in credit spreads in the first quarter of 2020, partially offset by a decrease in risk-free interest rates.

Fair Value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or “inactive” based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value. See Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information on our accounting policy on fair value.

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$15,584.6	$15,584.6	$17,632.3	$17,632.3

Liabilities
Senior notes and other debt(2)	$1,514.4	$1,674.8	$1,751.1	$1,962.7

(1)

This table includes debt and equity securities, as well as partnership and non-marketable equity investments accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance.

(2)	See Note 11 to Notes to Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the senior notes and other debt.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2020 and December 31, 2019.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2020, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$1.1	$—	$2.5	$8.4	$104.6	$77.0	$20.0	$—	$213.6	$12.3	$225.9
California	11.4	40.5	—	2.0	2.5	23.3	53.9	—	133.6	61.5	195.1
Texas	14.6	—	0.2	5.2	7.9	35.9	58.8	1.9	124.5	46.1	170.6
Massachusetts	20.6	5.6	8.3	—	27.2	1.3	21.3	0.3	84.6	58.1	142.7
Pennsylvania	3.0	1.5	9.6	—	—	33.1	4.2	31.3	82.7	38.5	121.2
Washington	—	—	1.8	—	3.3	11.0	22.0	2.4	40.5	44.8	85.3
Florida	—	0.3	3.6	—	11.3	43.1	6.8	9.7	74.8	8.5	83.3
Ohio	35.9	1.2	—	1.2	2.2	0.2	10.6	8.9	60.2	20.7	80.9
Utah	5.7	—	—	—	17.5	18.6	17.3	—	59.1	6.4	65.5
Georgia	10.0	—	4.2	10.5	20.3	—	15.8	2.6	63.4	—	63.4
All other states	96.3	67.6	34.2	59.4	37.7	53.1	130.4	113.3	592.0	201.8	793.8
Total	$198.6	$116.7	$64.4	$86.7	$234.5	$296.6	$361.1	$170.4	$1,529.0	$498.7	2,027.7
Total advanced refunded / escrowed maturity funds											244.9
Total municipal bonds											$2,272.6

Recent Accounting Standards

For a discussion of recently adopted accounting standards, see Note 1(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. The primary market risk related to our debt securities is the risk of loss associated with adverse changes in interest rates. We hold our debt securities as available for sale. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be other than temporary, a loss is generally recorded on our statement of earnings. We also invest in equity securities which are subject to fluctuations in market value. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE reserves and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is generally recorded as a component of other comprehensive income.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of March 31, 2020 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2020 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$15,319.8	$14,614.2	$13,955.3	$13,337.8	$12,737.6	$12,168.1	$11,637.2
Estimated change in fair value	1,982.0	1,276.4	617.5	—	(600.2)	(1,169.7)	(1,700.6)

Liabilities:
Senior notes and other debt, fair value	$2,098.5	$1,932.7	$1,793.0	$1,674.8	$1,574.0	$1,487.7	$1,413.7
Estimated change in fair value	423.7	257.9	118.2	—	(100.8)	(187.1)	(261.1)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2020 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2020
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$1,710.2	20% Increase	$2,052.2	3.4%
	20% Decrease	1,368.2	(3.4%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $378.8 million as of March 31, 2020.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of March 31, 2020, the largest foreign currency net liability exposures for these foreign operations were the Japanese Yen and Brazilian Real, and the largest foreign currency net asset exposures for these foreign operations was the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of March 31, 2020 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2020
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(243.6)	(1)	20% Increase	($292.3)	(0.5%)
		20% Decrease	(194.9)	0.5%

(1)	Denotes a net liability position as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2019 Form 10-K except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

We expect that the impact of the COVID-19 global pandemic will continue to materially affect our businesses, results of operations, financial condition and liquidity. On March 11, 2020, the World Health Organization declared the global spread of a novel coronavirus (COVID-19) to be a pandemic and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States to be a national emergency. The COVID-19 global pandemic, or the “Pandemic,” and mitigation efforts by governments to attempt to control its spread have significantly impacted the global economy and our results of operations. We began to experience this impact in the first quarter 2020 and we expect it to continue to negatively affect our future results of operations. The duration and extent of the impact of the Pandemic on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and vendors. Given the scope and magnitude of the Pandemic, all of its direct and indirect consequences are not yet known and may not emerge for some time. The ongoing Pandemic presents risks and uncertainties to our operating businesses and investments, which could have a material adverse effect on our businesses, results of operations, financial condition and liquidity, including the following:

•

Estimated Loss Reserves. The anticipated and unknown risks related to the Pandemic may cause additional uncertainty in the process of estimating loss reserves of our reinsurance and insurance subsidiaries. For example, the behavior of claimants and policyholders may change in unexpected ways (such as an increase in the number of fraudulent claims), we may see an increase in the number of claims for certain product lines, the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to the Pandemic and their related impacts are hard to predict. As a result, our estimated reserves may change.

•

Revenues and Cash Flows. A prolonged economic downturn due to the Pandemic could result in a reduction in demand for our insurance and non-insurance products and services, which would negatively impact our revenues and cash flows. In addition, premium refunds or delayed receipt of premium payments, delayed payment of reinsurance recoverables and expedited claims payments in response to regulatory requirements as result of the Pandemic could have a negative impact on our revenues and cash flows.

•

Regulations, Orders and Proposed Legislation. Federal, state and local government actions to address and contain the impact of the Pandemic may adversely affect us. For example, we are subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses that policies of our reinsurance and insurance company subsidiaries were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. At least one state regulator has issued an order requiring insurers to issue premium refunds, and regulators in other states could take similar actions. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to the Pandemic could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations. In addition, we are a holding company and conduct our operations principally through our regulated reinsurance and insurance company subsidiaries.  We rely upon dividends and other permitted distributions from our regulated reinsurance and insurance company subsidiaries (including subsidiaries of AIHL and the TransRe holding company) as an important source of funds to meet our ongoing cash requirements, including our existing, and any future, debt service payments, and other expenses.  Our regulated reinsurance and insurance company subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by them without prior approval of the relevant regulatory authorities.  In response to the Pandemic, it is possible that these regulatory restrictions may be increased which would decrease the amount of dividends we are permitted to receive from our regulated subsidiaries.

•

Heightened Cybersecurity Risks. Having shifted to remote working arrangements in many of our locations, we face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

•

Investments in Debt Securities, Equity Securities and Other Invested Assets. The fair value of our investments in debt, equity securities and certain other invested assets fluctuates depending on general economic and market conditions. In the first quarter of 2020, the Pandemic had a significant negative impact on financial markets, and consequently the fair value of our equity and debt securities depreciated by $523.0 million and $364.6 million, respectively. Substantially all of the change in fair value of our debt securities was deemed temporary and was recorded as a component of other comprehensive income, but we did record an additional $31.4 million of losses through a credit allowance for available for sale debt securities. Due to the unprecedented nature of the Pandemic and related uncertainty, it is probable that financial markets, and by extension the value of our investment portfolio, will remain volatile until more clarity is available around the economic impact of the Pandemic. Prospectively, the sensitivity of the value of our investment portfolio relative to changes in broader financial markets can be approximated by the market beta of our equity holdings and the effective duration of our debt securities.  As of March 31, 2020, the market beta and effective duration of our equity and debt securities were 1.0 and 4.6 years, respectively. A market beta of 1.0 suggests that, over time, the portfolio is expected to move consistently with the stock market, and a duration of 4.6 years suggests that, for a 1% move in interest rates, the fixed income portfolio should appreciate or depreciate by 4.6%.

•

Heightened Risks of Downgrades, Impairments and Defaults.  We are subject to the risk that the issuers of debt securities we own or borrowers on commercial mortgage loans we have invested in may become less credit worthy or default on principal and interest payments they owe us.  The longer and more severe the negative impact of the Pandemic, the more at risk our portfolio of investments in debt securities and commercial mortgage loans would be to credit downgrades, impairments and defaults. Exposures to industries and sectors most impacted by the shut-down of non-essential goods and services are at heightened risk of downgrades and other credit events.  These include all forms of exposures to hospitality, travel, retail, energy and consumer finance. The risks related to a prolonged shut-down are by no means limited to these sectors, but these are likely to be severely impacted.

•

Deflationary Economic Environment. In a deflationary scenario, economic conditions deteriorate as the value of a unit of currency in the future exceeds its value in the present. In addition to this dynamic reducing the incentive to borrow, which would hinder economic growth, it also makes servicing existing debts more onerous for issuers, which in turn increases the likelihood of credit downgrades, impairments and defaults.  Additionally, deflation generally is connected with lower interest rates which create challenges in generating sufficient levels of investment income.

•

Oil and Gas Price Volatility. Market prices for oil and gas collapsed in the first quarter of 2020 as the combination of the Pandemic and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude.  The price shock has adversely affected the results, prospects and values of our investments in energy-related businesses, including Alleghany’s wholly-owned subsidiary Stranded Oil Resources Corporation, which businesses are likely to remain pressured until the uncertainty around the Pandemic and the price of energy products abates.

•

Counterparty Credit Risk.  A prolonged economic downturn due to the Pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, and parties associated with our investment portfolio.  If one or more of these counterparties experience operational or financial failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

In addition, adverse impacts from the Pandemic may include further declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from event cancellation and other coverages from our reinsurance and insurance subsidiaries, negative impact to revenues and earnings of certain Alleghany Capital subsidiaries, and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets. As a result of any one or a combination of the risks identified above, the Pandemic could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended March 31, 2020:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	13,067	$802.97	13,067	$616.6
February 1 to February 29	18,522	755.55	18,522	602.6
March 1 to March 31	30,951	639.12	30,951	582.9
Total	62,540	707.84	62,540

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: May 5, 2020	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Senior Vice President and chief financial officer
(principal financial officer)