Form 10-Q
period 2020-06-30
ALLEGHANY CORP /DE
filed 2020-08-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

14,312,000 Shares, par value $1.00 per share, as of July 26, 2020

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2020 – $997,389; 2019 – $1,625,256)	$1,439,062	$2,505,496
Debt securities (amortized cost: 2020 – $14,395,510; 2019 – $13,798,576;
allowance for credit losses: 2020 – $8,904)	14,950,006	14,211,745
Short-term investments	1,119,678	914,776
	17,508,746	17,632,017
Commercial mortgage loans	685,412	686,206
Other invested assets	415,333	573,605
Total investments	18,609,491	18,891,828
Cash	1,652,671	1,179,098
Accrued investment income	91,224	96,516
Premium balances receivable	1,089,481	948,010
Reinsurance recoverables	1,539,717	1,681,962
Ceded unearned premiums	291,853	248,153
Deferred acquisition costs	551,984	522,577
Property and equipment at cost, net of accumulated depreciation and amortization	272,360	205,397
Goodwill	613,054	523,021
Intangible assets, net of amortization	808,933	685,953
Current taxes receivable	—	4,081
Net deferred tax assets	48,033	5,860
Funds held under reinsurance agreements	756,284	755,515
Other assets	1,295,786	1,183,633
Total assets	$27,620,871	$26,931,604

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$12,051,334	$11,928,359
Unearned premiums	2,773,061	2,566,170
Senior notes and other debt	2,017,903	1,751,113
Reinsurance payable	200,375	188,399
Current taxes payable	12,580	—
Other liabilities	1,881,473	1,516,076
Total liabilities	18,936,726	17,950,117
Redeemable noncontrolling interests	227,906	204,753
Common stock (shares authorized: 2020 and 2019 – 22,000,000; shares issued: 2020 and 2019 – 17,459,961)	17,460	17,460
Contributed capital	3,609,521	3,608,638
Accumulated other comprehensive income	291,993	171,350
Treasury stock, at cost (2020 – 3,148,009 shares; 2019 – 3,095,333 shares)	(1,495,475)	(1,455,877)
Retained earnings	6,032,740	6,435,163
Total stockholders’ equity attributable to Alleghany stockholders	8,456,239	8,776,734
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$27,620,871	$26,931,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended
	June 30,
	2020	2019
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,394,868	$1,356,008
Net investment income	118,691	142,745
Change in the fair value of equity securities	242,186	143,660
Net realized capital gains	(38,100)	12,354
Change in allowance for credit losses on available for sale securities	17,021	—
Noninsurance revenue	492,701	603,906
Total revenues	2,227,367	2,258,673

Costs and Expenses
Net loss and loss adjustment expenses	1,024,362	796,803
Commissions, brokerage and other underwriting expenses	410,017	444,316
Other operating expenses	510,306	581,474
Corporate administration	18,579	25,967
Amortization of intangible assets	12,093	8,795
Interest expense	22,194	25,129
Total costs and expenses	1,997,551	1,882,484

Earnings before income taxes	229,816	376,189
Income taxes	53,356	71,356
Net earnings	176,460	304,833
Net (losses) earnings attributable to noncontrolling interest	(918)	9,374
Net earnings attributable to Alleghany stockholders	$177,378	$295,459

Net earnings	$176,460	$304,833
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of $109,432 and $45,881 in 2020 and 2019, respectively	411,673	172,602
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($1,481) and ($2,594) for 2020 and 2019, respectively	(5,570)	(9,760)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,938 and $844 for 2020 and 2019, respectively	14,814	3,175
Retirement plans	419	104
Comprehensive income	597,796	470,954
Comprehensive income attributable to noncontrolling interests	(918)	9,374
Comprehensive income attributable to Alleghany stockholders	$598,714	$461,580

Basic earnings per share attributable to Alleghany stockholders	$12.39	$20.46
Diluted earnings per share attributable to Alleghany stockholders	12.39	20.46

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$2,839,288	$2,653,317
Net investment income	230,673	265,794
Change in the fair value of equity securities	(280,790)	536,013
Net realized capital gains	(25,074)	16,796
Change in allowance for credit losses on available for sale securities	(14,354)	(10,020)
Noninsurance revenue	960,550	1,118,029
Total revenues	3,710,293	4,579,929

Costs and Expenses
Net loss and loss adjustment expenses	2,051,806	1,589,301
Commissions, brokerage and other underwriting expenses	851,413	864,442
Other operating expenses	976,967	1,083,892
Corporate administration	4,272	45,336
Amortization of intangible assets	21,661	15,695
Interest expense	40,550	48,660
Total costs and expenses	3,946,669	3,647,326

(Losses) earnings before income taxes	(236,376)	932,603
Income taxes	(51,364)	179,868
Net (losses) earnings	(185,012)	752,735
Net (losses) earnings attributable to noncontrolling interest	(1,172)	17,049
Net (losses) earnings attributable to Alleghany stockholders	$(183,840)	$735,686

Net (losses) earnings	$(185,012)	$752,735
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of $35,898 and $94,630 in 2020 and 2019, respectively	135,043	355,989
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($4,364) and ($1,423) for 2020 and 2019, respectively	(16,416)	(5,353)
Change in unrealized currency translation adjustment, net of deferred taxes of $287 and $608 for 2020 and 2019, respectively	1,081	2,290
Retirement plans	936	1,041
Comprehensive (loss) income	(64,368)	1,106,702
Comprehensive (loss) income attributable to noncontrolling interests	(1,172)	17,049
Comprehensive (loss) income attributable to Alleghany stockholders	$(63,196)	$1,089,653

Basic (losses) earnings per share attributable to Alleghany stockholders	$(12.83)	$50.88
Diluted (losses) earnings per share attributable to Alleghany stockholders	(13.38)	50.82

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended June 30, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Stockholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2019
(17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net (losses)	—	—	—	—	(361,218)	(361,218)	(254)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	517	—	—	517	—
Change in unrealized appreciation of investments, net	—	—	(287,477)	—	—	(287,477)	—
Change in unrealized currency translation adjustment, net	—	—	(13,733)	—	—	(13,733)	—
Comprehensive (loss)	—	—	(300,693)	—	(361,218)	(661,911)	(254)
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(44,268)	—	(44,268)	—
Other, net	—	1,499	—	3,591	—	5,090	3,862
Balance as of March 31, 2020
(17,459,961 shares of common stock issued; 3,150,279 in treasury)	17,460	3,610,137	(129,343)	(1,496,554)	5,855,362	7,857,062	208,361
Add (deduct):
Net earnings (losses)	—	—	—	—	177,378	177,378	(918)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	419	—	—	419	—
Change in unrealized appreciation of investments, net	—	—	406,103	—	—	406,103	—
Change in unrealized currency translation adjustment, net	—	—	14,814	—	—	14,814	—
Comprehensive income (loss)	—	—	421,336	—	177,378	598,714	(918)
Treasury stock repurchase	—	—	—		—	—	—
Other, net	—	(616.0)	—	1,079	—	463	20,463
Balance as of June 30, 2020
(17,459,961 shares of common stock issued; 3,148,009 in treasury)	$17,460	$3,609,521	$291,993	$(1,495,475)	$6,032,740	$8,456,239	$227,906

	Six Months Ended June 30, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Stockholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2018
(17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	—	—	—	—	440,227	440,227	7,675
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	937	—	—	937	—
Change in unrealized appreciation of investments, net	—	—	187,794	—	—	187,794	—
Change in unrealized currency translation adjustment, net	—	—	(885)	—	—	(885)	—
Comprehensive income	—	—	187,846	—	440,227	628,073	7,675
Treasury stock repurchase	—	—	—	(80,486)	—	(80,486)	—
Other, net	—	(4,176)	—	366	—	(3,810)	(1,716)
Balance as of March 31, 2019
(17,459,961 shares of common stock issued; 3,012,224 in treasury)	17,460	3,608,654	(14,157)	(1,393,059)	6,017,589	8,236,487	175,721
Add (deduct):
Net earnings	—	—	—	—	295,459	295,459	9,374
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	104	—	—	104	—
Change in unrealized appreciation of investments, net	—	—	162,842	—	—	162,842	—
Change in unrealized currency translation adjustment, net	—	—	3,175	—	—	3,175	—
Comprehensive income	—	—	166,121	—	295,459	461,580	9,374
Treasury stock repurchase	—	—	—	(12,666)	—	(12,666)	—
Other, net	—	(585)	—	1,098	—	513	(9,523)
Balance as of June 30, 2019
(17,459,961 shares of common stock issued; 3,029,099 in treasury)	$17,460	$3,608,069	$151,964	$(1,404,627)	$6,313,048	$8,685,914	$175,572

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
	($ in thousands)
Cash flows from operating activities
Net (losses) earnings	$(185,012)	$752,735
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	73,417	56,942
Change in the fair value of equity securities	280,790	(536,013)
Net realized capital (gains) losses	25,074	(16,796)
Change in allowance for credit losses on available for sale securities	14,354	10,020
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	154,221	271,113
(Increase) decrease in premium balances receivable	(141,471)	(122,872)
(Increase) decrease in ceded unearned premiums	(43,700)	(22,084)
(Increase) decrease in deferred acquisition costs	(29,407)	(38,099)
(Increase) decrease in funds held under reinsurance agreements	(769)	14,471
Increase (decrease) in unearned premiums	206,891	197,072
Increase (decrease) in loss and loss adjustment expenses	122,975	(618,496)
Change in unrealized foreign currency exchange rate losses (gains)	53,465	(6,370)
Other, net	(221,491)	231,955
Net adjustments	494,349	(579,157)
Net cash provided by (used in) operating activities	309,337	173,578
Cash flows from investing activities
Purchases of debt securities	(3,813,237)	(4,197,740)
Purchases of equity securities	(605,415)	(134,894)
Sales of debt securities	2,380,250	1,876,234
Maturities and redemptions of debt securities	788,886	443,555
Sales of equity securities	1,391,193	1,950,478
Net (purchases) sales of short-term investments	(197,843)	(156,700)
Net (purchases) sales and maturities of commercial mortgage loans	(794)	(14,905)
(Purchases) sales of property and equipment	(17,784)	(23,942)
Purchases of affiliates and subsidiaries, net of cash acquired	(123,939)	(64,084)
Other, net	470,018	8,842
Net cash provided by (used in) investing activities	271,335	(313,156)
Cash flows from financing activities
Repayment of senior notes	(307,095)	—
Treasury stock acquisitions	(44,268)	(93,152)
Proceeds from issuance of senior notes	499,335	—
Debt issue costs paid	(4,550)	—
Increase (decrease) in other debt	(32,171)	46,006
Cash dividends paid	(215,013)	—
Other, net	1,898	(31,344)
Net cash provided by (used in) financing activities	(101,864)	(78,490)
Effect of foreign exchange rate changes on cash	(5,235)	4,123
Net increase (decrease) in cash	473,573	(213,945)
Cash at beginning of period	1,179,098	1,038,763
Cash at end of period	$1,652,671	$824,818

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$45,430	$48,203
Income taxes paid (refund received)	38,222	(20,672)

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of non-financial businesses that are owned and managed through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

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

•	Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy and musical instrument company, headquartered in Sunrise, Florida;
•	WWSC Holdings, LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma;
•	CHECO Holdings, LLC (“Concord”), a hotel management and development company, headquartered in Raleigh, North Carolina; and
•	Wilbert Funeral Services, Inc. (“Wilbert”), a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas.

On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert were included in Alleghany’s consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting and was included in other invested assets.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first six months of 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent.  All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

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

As of January 1, 2020, credit losses for Alleghany’s AFS securities are recorded through an allowance for credit losses on the consolidated balance sheets and as a change in allowance for credit losses on AFS securities in the consolidated statements of earnings and comprehensive income.  See Note 3(f) of this Form 10-Q for further information on the credit quality for Alleghany’s AFS securities.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,509.1	$17,509.1	$17,632.3	$17,632.3

Liabilities
Senior notes and other debt(2)	$2,017.9	$2,283.2	$1,751.1	$1,962.7

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

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2020
Equity securities:
Common stock	$1,430.5	$3.5	$—	$1,434.0
Preferred stock	—	3.1	2.0	5.1
Total equity securities	1,430.5	6.6	2.0	1,439.1
Debt securities:
U.S. government obligations	—	1,155.7	—	1,155.7
Municipal bonds	—	2,386.2	—	2,386.2
Foreign government obligations	—	766.8	—	766.8
U.S. corporate bonds	—	3,381.9	620.5	4,002.4
Foreign corporate bonds	—	1,116.7	171.4	1,288.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	2,143.3	2.5	2,145.8
Commercial mortgage-backed securities (“CMBS”)	—	865.8	5.5	871.3
Other asset-backed securities(2)	—	1,570.7	763.0	2,333.7
Total debt securities	—	13,387.1	1,562.9	14,950.0
Short-term investments	—	1,119.7	—	1,119.7
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$1,430.5	$14,513.4	$1,565.2	$17,509.1
Senior notes and other debt	$—	$1,844.9	$438.3	$2,283.2

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2019
Equity securities:
Common stock	$2,498.1	$3.3	$—	$2,501.4
Preferred stock	—	2.1	2.0	4.1
Total equity securities	2,498.1	5.4	2.0	2,505.5
Debt securities:
U.S. government obligations	—	1,215.0	—	1,215.0
Municipal bonds	—	2,307.9	—	2,307.9
Foreign government obligations	—	690.7	—	690.7
U.S. corporate bonds	—	2,754.0	605.0	3,359.0
Foreign corporate bonds	—	1,208.7	168.7	1,377.4
Mortgage and asset-backed securities:
RMBS(1)	—	1,838.5	1.9	1,840.4
CMBS	—	865.9	5.8	871.7
Other asset-backed securities(2)	—	1,692.9	856.7	2,549.6
Total debt securities	—	12,573.6	1,638.1	14,211.7
Short-term investments	—	914.8	—	914.8
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,498.1	$13,493.8	$1,640.4	$17,632.3
Senior notes and other debt	$—	$1,595.6	$367.1	$1,962.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $748.5 million and $834.2 million of collateralized loan obligations as of June 30, 2020 and December 31, 2019, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three and six months ended June 30, 2020, Alleghany transferred out of Level 3 $3.1 million and $17.8 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2020, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $17.8 million of transfers, $14.5 million related to other asset-backed securities, with the remainder related to foreign corporate bonds.

In the three and six months ended June 30, 2019, Alleghany transferred into Level 3 $1.3 million and $16.0 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets.  Specifically, during the first six months of 2019, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. Of the $16.0 million of transfers, $14.7 million related to foreign corporate bonds and $1.3 million related to U.S. corporate bonds.

In the three and six months ended June 30, 2019, Alleghany transferred out of Level 3 $13.9 million and $14.9 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2019, there was a decrease in the weight given to non-binding broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $14.9 million of transfers, $12.1 million related to other asset-backed securities, with the remainder related to other types of debt securities.

The following tables present reconciliations of the changes in Level 3 assets during the six months ended June 30, 2020 and 2019 measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2020	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	(3.8)	0.1	—	—	(9.5)	—	(13.2)
Other comprehensive income (loss)	—	14.6	3.2	(0.2)	(0.3)	(24.4)	—	(7.1)
Purchases	—	14.0	12.7	1.0	—	46.6	—	74.3
Sales	—	—	(0.8)	—	—	(54.7)	—	(55.5)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(9.3)	(9.2)	(0.2)	—	(37.2)	—	(55.9)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3.3)	—	—	(14.5)	—	(17.8)
Balance as of June 30, 2020	$2.0	$620.5	$171.4	$2.5	$5.5	$763.0	$0.3	$1,565.2

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$—	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net (losses)(2)	(1.6)	(10.0)	(0.1)	—	(0.7)	(0.2)	(12.6)
Other comprehensive income (loss)	—	31.3	5.4	—	20.5	(0.1)	57.1
Purchases	0.3	90.9	13.9	0.2	56.8	0.1	162.2
Sales	—	—	(5.6)	—	(300.2)	—	(305.8)
Issuances	—	—	—	—	—	—	—
Settlements	—	(3.6)	(7.7)	—	(71.5)	—	(82.8)
Transfers into Level 3	—	1.3	14.7	—	—	—	16.0
Transfers out of Level 3	—	(1.0)	(1.6)	(0.2)	(12.1)	—	(14.9)
Balance as of June 30, 2019	$4.1	$534.6	$145.9	$-	$959.7	$0.5	$1,644.8

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no credit losses recorded in net earnings related to Level 3 assets still held as of June 30, 2020 and 2019.

With respect to changes in Level 3 liabilities during the first six months of 2020, the increase in senior notes and other debt primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in Alleghany’s consolidated results, as discussed above.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of June 30, 2020 and December 31, 2019, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of June 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(2)	Fair Value
	($ in millions)
As of June 30, 2020
Debt securities:
U.S. government obligations	$1,102.2	$53.8	$(0.3)	$—	$1,155.7
Municipal bonds	2,246.8	141.2	(1.8)	—	2,386.2
Foreign government obligations	733.7	33.6	(0.5)	—	766.8
U.S. corporate bonds	3,758.5	261.0	(9.5)	(7.6)	4,002.4
Foreign corporate bonds	1,252.5	42.5	(6.0)	(0.9)	1,288.1
Mortgage and asset-backed securities:
RMBS	2,063.7	82.7	(0.6)	—	2,145.8
CMBS	862.5	33.8	(25.0)	—	871.3
Other asset-backed securities(1)	2,375.6	37.8	(79.3)	(0.4)	2,333.7
Total debt securities	14,395.5	686.4	(123.0)	(8.9)	14,950.0
Short-term investments	1,119.7	—	—	—	1,119.7
Total investments	$15,515.2	$686.4	$(123.0)	$(8.9)	$16,069.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. government obligations	$1,198.5	$19.3	$(2.8)	$1,215.0
Municipal bonds	2,190.5	118.7	(1.3)	2,307.9
Foreign government obligations	675.9	16.4	(1.6)	690.7
U.S. corporate bonds	3,206.2	155.1	(2.3)	3,359.0
Foreign corporate bonds	1,348.1	32.2	(2.9)	1,377.4
Mortgage and asset-backed securities:
RMBS	1,785.1	56.1	(0.8)	1,840.4
CMBS	849.9	23.2	(1.4)	871.7
Other asset-backed securities(1)	2,544.5	24.8	(19.7)	2,549.6
Total debt securities	13,798.7	445.8	(32.8)	14,211.7
Short-term investments	914.8	—	—	914.8
Total investments	$14,713.5	$445.8	$(32.8)	$15,126.5

(1)	Includes $748.5 million and $834.2 million of collateralized loan obligations as of June 30, 2020 and December 31, 2019, respectively.
(2)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of June 30, 2020
Short-term investments due in one year or less	$1,119.7	$1,119.7
Mortgage and asset-backed securities(1)	5,301.8	5,350.8
Debt securities with maturity dates:
One year or less	423.1	427.2
Over one through five years	3,431.6	3,568.9
Over five through ten years	3,172.4	3,363.3
Over ten years	2,066.6	2,239.8
Total debt securities	$14,395.5	$14,950.0

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions)
Interest income	$109.2	$127.2	$228.5	$246.5
Dividend income	5.2	9.4	15.2	19.2
Investment expenses	(7.2)	(7.2)	(14.4)	(14.7)
Partnerships and other investment results	11.5	13.3	1.4	14.8
Total	$118.7	$142.7	$230.7	$265.8

As of June 30, 2020, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The following table presents changes in the fair value of equity securities for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions)
Change in the fair value of equity securities sold during the period	$50.7	$11.8	$(114.2)	$73.9
Change in the fair value of equity securities held at the end of the period	191.5	131.9	(166.6)	462.1
Change in the fair value of equity securities	$242.2	$143.7	$(280.8)	$536.0

(e) Realized Gains and Losses

The proceeds from sales of debt and equity securities were $1.2 billion and $1.3 billion for the three months ended June 30, 2020 and 2019, respectively, and $3.8 billion and $3.8 billion for the six months ended June 30, 2020 and 2019, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2020 and 2019 primarily reflect the sale of debt securities. For the three and six months ended June 30, 2020, realized capital gains and losses also include: (i) impairment charges of $44.5 million and $74.4 million, respectively, from write-downs of SORC oil field assets; and (ii) a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and its pre-existing approximately 45 percent equity ownership was remeasured at estimated fair value (the “Wilbert Remeasurement Gain”).  SORC’s oil field assets are held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs to sell.  For the six months ended June 30, 2020, realized capital gains and losses also include: (i) a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019; and (ii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 11(a) of this Form 10-Q for further information on this early redemption).

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions)
Gross realized capital gains	$28.5	$13.6	$87.4	$25.7
Gross realized capital (losses)	(66.6)	(1.2)	(112.5)	(8.9)
Net realized capital gains	$(38.1)	$12.4	$(25.1)	$16.8

Gross realized capital losses exclude change in allowance for credit losses on AFS securities, as discussed below.

(f) Credit quality for AFS securities

Alleghany holds its debt securities as AFS and, as such, these securities are recorded at fair value. Credit losses for AFS securities are recorded through an allowance for credit losses. Changes in the allowance for credit losses are recorded for (or as a reversal of) credit losses on AFS securities.  Any portion of a decline in fair value related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

Change in allowance for credit losses on AFS securities in the first six months of 2020 reflect $14.4 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs. The $14.4 million is net of a $17.0 million reduction of the allowance for credit losses on AFS securities in the second quarter of 2020, arising primarily from the improved bond market conditions and bond sales.

Change in allowance for credit losses on AFS securities in the first six months of 2019 reflect $10.0 million of unrealized losses on debt securities, primarily related to the energy sector and the deterioration of creditworthiness of the issuers. Of the $10.0 million of the change in allowance for credit losses on AFS securities, none were incurred in the second quarter of 2019.

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Allowance for Credit Losses	($ in millions)
Beginning balance	$31.4	$—
Beginning balance - cumulative effect of an accounting change(1)	—	—
Provision for credit losses	(17.0)	14.4
Charge-offs	(5.5)	(5.5)
Recoveries	—	—
Balance as of June 30, 2020	$8.9	$8.9

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

The gross unrealized investment losses for debt securities as of June 30, 2020 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of June 30, 2020 and December 31, 2019, was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of June 30, 2020.

The following table presents the ratings of Alleghany’s debt securities as of June 30, 2020:

	Ratings as of June 30, 2020
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. government obligations	$—	$1,155.7	$—	$—	$—	$1,155.7
Municipal bonds	226.7	1,603.5	485.2	69.8	1.0	2,386.2
Foreign government obligations	330.0	338.6	97.1	1.1	—	766.8
U.S. corporate bonds	40.7	365.9	1,847.6	1,413.1	335.1	4,002.4
Foreign corporate bonds	237.3	98.5	616.4	301.6	34.3	1,288.1
Mortgage and asset-backed securities:
RMBS	2.5	2,138.2	—	1.0	4.1	2,145.8
CMBS	287.6	412.5	170.9	0.3	—	871.3
Other asset-backed securities	926.1	574.0	466.9	272.8	93.9	2,333.7
Total debt securities	$2,050.9	$6,686.9	$3,684.1	$2,059.7	$468.4	$14,950.0
Percentage of debt securities	13.7%	44.7%	24.7%	13.8%	3.1%	100.0%

(1)

Consists of $124.5 million of securities rated BB / Ba, $168.3 million of securities rated B, $20.1 million of securities rated CCC, $1.2 million of securities rated CC, $2.3 million of securities rated below CC and $152.0 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of June 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of June 30, 2020
Debt securities:
U.S. government obligations	$110.7	$0.3	$—	$—	$110.7	$0.3
Municipal bonds	95.2	1.8	—	—	95.2	1.8
Foreign government obligations	92.1	0.5	—	—	92.1	0.5
U.S. corporate bonds	373.6	9.2	4.2	0.3	377.8	9.5
Foreign corporate bonds	252.4	6.0	0.9	—	253.3	6.0
Mortgage and asset-backed securities:
RMBS	307.9	0.6	0.4	—	308.3	0.6
CMBS	332.3	25.0	0.2	—	332.5	25.0
Other asset-backed securities	684.7	46.2	520.3	33.1	1,205.0	79.3
Total temporarily impaired securities	$2,248.9	$89.6	$526.0	$33.4	$2,774.9	$123.0

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. government obligations	$120.3	$2.0	$99.7	$0.8	$220.0	$2.8
Municipal bonds	90.2	1.3	4.3	—	94.5	1.3
Foreign government obligations	198.5	1.2	33.8	0.4	232.3	1.6
U.S. corporate bonds	113.8	1.6	27.6	0.7	141.4	2.3
Foreign corporate bonds	212.0	2.3	66.9	0.6	278.9	2.9
Mortgage and asset-backed securities:
RMBS	48.7	0.3	48.6	0.5	97.3	0.8
CMBS	126.8	1.4	1.2	—	128.0	1.4
Other asset-backed securities	422.9	2.7	715.9	17.0	1,138.8	19.7
Total temporarily impaired securities	$1,333.2	$12.8	$998.0	$20.0	$2,331.2	$32.8

As of June 30, 2020, Alleghany held a total of 812 debt securities that were in an unrealized loss position, of which 116 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. corporate bonds and CMBS.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2020 and December 31, 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $162.9 million and $205.5 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

See Note 9(c) of this Form 10-Q for further information regarding variable interest entities.

(i) Investments in Commercial Mortgage Loans

As of June 30, 2020 and December 31, 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $685.4 million and $686.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of June 30, 2020 and December 31, 2019. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of June 30, 2020, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of June 30, 2020.  Fair value estimates of underlying collateral are updated on a rolling basis annually, with a portion of the portfolio updated each quarter. As of June 30, 2020, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Allowance for Credit Losses	($ in millions)
Beginning balance	$2.0	$—
Beginning balance - cumulative effect of an accounting change(1)	—	0.8
Provision for credit losses	(0.7)	0.5
Charge-offs	—	—
Recoveries	—	—
Balance as of June 30, 2020	$1.3	$1.3
(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Reinsurance recoverable balances as of June 30, 2020 and December 31, 2019 are presented in the table below:

	As of June 30,	As of December 31,
	2020	2019
	($ in millions)
Reinsurance recoverables on paid losses	$76.1	$98.1
Ceded outstanding loss and LAE	1,470.5	1,583.9
Reinsurance recoverables, before allowance for credit losses	1,546.6	1,682.0
Allowance for credit losses	(6.9)	—
Total	$1,539.7	$1,682.0

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2020:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$128.2	8.3%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	106.0	6.9%
PartnerRe Ltd	A (Excellent)	94.4	6.1%
Fairfax Financial Holdings Ltd	A (Superior)	91.7	5.9%
Swiss Reinsurance Company	A+ (Superior)	90.5	5.9%
Third Point Reinsurance Group	A- (Excellent)	82.8	5.4%
RenaissanceRe Holdings Ltd	A+ (Superior)	75.2	4.9%
W.R. Berkley Corporation	A+ (Superior)	69.2	4.5%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	60.4	3.9%
Chubb	A+ (Superior)	57.2	3.7%
All other reinsurers		691.0	44.5%
Total reinsurance recoverables, before allowance for credit losses(4)		$1,546.6	100.0%
Allowance for credit losses		(6.9)
Total		$1,539.7
Secured reinsurance recoverables(3)		$570.8	36.9%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 70 percent of our reinsurance recoverables balance as of June 30, 2020 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Allowance for Credit Losses	($ in millions)
Beginning balance	$6.8	$—
Beginning balance - cumulative effect of an accounting change(1)	—	3.3
Provision for credit losses(2)	0.1	3.6
Charge-offs	—	—
Recoveries	—	—
Balance as of June 30, 2020	$6.9	$6.9

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.
(2)

For the six months ended June 30, 2020, primarily reflects the change in estimates of expected credit losses based on current conditions and reasonable and supportable forecasts, including estimates from the Pandemic, as defined in Note 9(a) of this Form 10-Q.

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
	($ in millions)
Reserves as of January 1	$11,928.4	$12,250.3
Less: reinsurance recoverables(1)	1,583.9	1,857.4
Net reserves as of January 1	10,344.5	10,392.9

Other adjustments	(2.3)	(1.4)

Incurred loss and LAE, net of reinsurance, related to:
Current year	2,145.5	1,683.3
Prior years	(93.7)	(94.0)
Total incurred loss and LAE, net of reinsurance	2,051.8	1,589.3

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	271.0	248.0
Prior years	1,523.7	1,651.5
Total paid loss and LAE, net of reinsurance	1,794.7	1,899.5

Foreign currency exchange rate effect	(18.5)	(6.6)

Net reserves as of June 30	10,580.8	10,074.7
Reinsurance recoverables as of June 30(1)	1,470.5	1,557.1
Reserves as of June 30	$12,051.3	$11,631.8

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of June 30, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first six months of 2020, partially offset by payments on catastrophe losses incurred primarily in 2017, 2018 and 2019 and favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$0.5		$(9.9)	(1)	$(31.9)	(2)	$(1.5)	(3)
Non-catastrophe	(13.5)	(4)	(6.3)	(5)	(27.8)	(4)	(25.4)	(6)
Total	(13.0)		(16.2)		(59.7)		(26.9)
Casualty & other:
Malpractice Treaties(7)	—		(1.4)		-		(1.4)
Catastrophe events	(3.8)		0.7		(2.4)		(0.5)
Other	(34.4)	(8)	(27.9)	(9)	(46.8)	(10)	(52.4)	(11)
Total	(38.2)		(28.6)		(49.2)		(54.3)
Total Reinsurance Segment	(51.2)		(44.8)		(108.9)		(81.2)

Insurance Segment
RSUI:
Casualty	16.5	(12)	(12.1)	(13)	15.5	(12)	(17.7)	(13)
Property and other	—		(0.4)		(0.5)		1.5	(14)
Total	16.5		(12.5)		15.0		(16.2)
CapSpecialty	—		0.7		0.2		3.4	(15)
Total incurred related to prior years	$(34.7)		$(56.6)		$(93.7)		$(94.0)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and, to a lesser extent, catastrophic events in the 2018 accident year.
(3)

Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.
(6)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2018 accident years.
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

(8)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2018 and 2019 accident years.

(9)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years.
(10)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2016, 2018 and 2019 accident years.

(11)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years and in the shorter-tailed lines of business in the 2012 through 2014 accident years.

(12)

Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2017 through 2019 accident years, partially offset by favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years.

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

6. Income Taxes

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions and, as a result, Alleghany initially recorded a $6.9 million tax benefit that was subsequently reversed as of June 30, 2020 due to a change in Alleghany’s taxable earnings.

The effective tax rate on earnings before income taxes for the first six months of 2020 was 21.7 percent compared with 19.3 percent for the first six months of 2019. The effective tax rate in the first six months of 2020 was calculated based on actual results through June 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred.  The increase in the effective tax rate in the first six months of 2020 from the first six months of 2019 primarily reflects higher foreign and state taxes and lower tax-exempt interest income and dividends-received deductions.

Alleghany believes that, as of June 30, 2020, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2020.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million.  As of June 30, 2020, Alleghany had $582.9 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Shares repurchased	—	19,246	62,540	148,813
Cost of shares repurchased (in millions)	$—	$12.7	$44.3	$93.2
Average price per share repurchased	$—	$658.09	$707.84	$625.96

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the six months ended June 30, 2020 and 2019 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	135.1	1.1	0.9	137.1
Reclassifications from accumulated other comprehensive income	(16.4)	—	—	(16.4)
Total	118.7	1.1	0.9	120.7
Balance as of June 30, 2020	$439.7	$(120.7)	$(27.0)	$292.0

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	356.0	2.3	1.1	359.4
Reclassifications from accumulated other comprehensive income	(5.4)	—	—	(5.4)
Total	350.6	2.3	1.1	354.0
Balance as of June 30, 2019	$289.0	$(122.4)	$(14.6)	$152.0

The following table presents reclassifications out of accumulated other comprehensive income (loss) attributable to Alleghany stockholders during the three and six months ended June 30, 2020 and 2019:

		Three Months Ended		Six Months Ended
Accumulated Other		June 30,		June 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2020	2019	2020	2019
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$9.9	$(12.4)	$(35.2)	$(16.8)
	Change in allowance for credit losses on available for sale securities	(17.0)	—	14.4	10.0
	Income taxes	1.5	2.6	4.4	1.4
Total reclassifications:	Net (earnings)	$(5.6)	$(9.8)	$(16.4)	$(5.4)

(1)

For the three months ended June 30, 2020, excludes the $16.3 million Wilbert Remeasurement Gain, and $44.5 million impairment charge from a write-down of SORC oil field assets.  For the six months ended June 30, 2020, excludes the $16.3 million Wilbert Remeasurement Gain, a $7.1 million realized loss as a result of an early redemption of debt, a $74.4 million impairment charge from a write-down of SORC oil field assets and a $5.0 million realized gain from a reduction of certain contingent consideration liabilities.  See Note 3(e) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 15, 2020, Alleghany paid dividends to stockholders totaling $215.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions, except share amounts)
Net earnings (losses) available to Alleghany stockholders	$177.4	$295.5	$(183.8)	$735.7
Effect of dilutive securities	—	—	(8.4)	—
Income available to common stockholders for diluted earnings per share	$177.4	$295.5	$(192.2)	$735.7

Weighted average common shares outstanding applicable to basic earnings per share	14,310,874	14,439,545	14,325,772	14,460,400
Effect of dilutive securities	—	—	35,797	14,960
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,310,874	14,439,545	14,361,569	14,475,360

Contingently issuable shares(1)			16,758	46,973

(1)

Contingently issuable shares were potentially available in the periods presented, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) General

The ongoing COVID-19 global pandemic (the “Pandemic”) has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at our reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

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

(c) Hotel Development Commitments

During the first six months of 2020, Alleghany Capital invested $0.8 million in certain hotel development projects.  The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary.  As of June 30, 2020, Alleghany guaranteed up to $5.6 million of debt of these entities to certain third party lenders, for which Alleghany receives a fee.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level, which include certain hotel development projects. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and, starting April 1, 2020, Wilbert. Non-industrial operations are conducted through IPS, Jazwares and Concord.

On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, for $121.3 million, consisting of $46.3 million in cash and $75.0 million of incremental debt. In connection with the acquisition, Alleghany recorded $62.9 million of goodwill, $21.5 million of finite-lived customer relationship intangible assets, $14.9 million of finite-lived license agreements intangible assets and $26.2 million of indefinite-lived trade name intangible assets. The acquisition-date consideration transferred and purchase price allocation to the acquired assets and liabilities of Wilbert were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The acquisition accounting for Wilbert is expected to be finalized later in 2020.  In connection with the acquisition accounting, Alleghany Capital recorded the Wilbert Remeasurement Gain. See Note 3(e) of this Form 10-Q for information on the Wilbert Remeasurement Gain.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and six months ended June 30, 2020 and 2019:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$413.3	$740.6	$1,153.9	$474.7	$101.2	$575.9	$1,729.8	$—	$1,729.8	$(8.6)	$1,721.2
Net premiums written	355.8	730.7	1,086.5	300.0	91.5	391.5	1,478.0	—	1,478.0	—	1,478.0
Net premiums earned	328.7	742.3	1,071.0	241.5	82.4	323.9	1,394.9	—	1,394.9	—	1,394.9
Net loss and LAE	273.4	504.8	778.2	196.0	50.2	246.2	1,024.4	—	1,024.4	—	1,024.4
Commissions, brokerage and other underwriting expenses	96.8	226.3	323.1	52.7	34.2	86.9	410.0	—	410.0	—	410.0
Underwriting (loss) profit(2)	$(41.5)	$11.2	$(30.3)	$(7.2)	$(2.0)	$(9.2)	(39.5)	—	(39.5)	—	(39.5)
Net investment income							115.4	—	115.4	3.3	118.7
Change in the fair value of equity securities							242.2	—	242.2	—	242.2
Net realized capital gains							(10.1)	16.4	6.3	(44.4)	(38.1)
Change in allowance for credit losses on available for sale securities							16.6	—	16.6	0.4	17.0
Noninsurance revenue							8.3	483.2	491.5	1.2	492.7
Other operating expenses							33.3	473.6	506.9	3.4	510.3
Corporate administration							0.5	—	0.5	18.1	18.6
Amortization of intangible assets							0.2	11.9	12.1	—	12.1
Interest expense							6.8	4.3	11.1	11.1	22.2
Earnings (losses) before income taxes							$292.1	$9.8	$301.9	$(72.1)	$229.8

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$381.6	$829.1	$1,210.7	$372.4	$93.8	$466.2	$1,676.9	$—	$1,676.9	$(6.1)	$1,670.8
Net premiums written	305.9	807.0	1,112.9	246.9	86.7	333.6	1,446.5	—	1,446.5	—	1,446.5
Net premiums earned	303.2	771.7	1,074.9	202.4	78.7	281.1	1,356.0	—	1,356.0	—	1,356.0
Net loss and LAE	136.2	508.9	645.1	105.6	46.1	151.7	796.8	—	796.8	—	796.8
Commissions, brokerage and other underwriting expenses	103.8	250.1	353.9	57.9	32.5	90.4	444.3	—	444.3	—	444.3
Underwriting profit(2)	$63.2	$12.7	$75.9	$38.9	$0.1	$39.0	114.9	—	114.9	—	114.9
Net investment income							138.3	0.9	139.2	3.5	142.7
Change in the fair value of equity securities							143.3	—	143.3	0.4	143.7
Net realized capital gains							12.2	0.2	12.4	—	12.4
Change in allowance for credit losses on available for sale securities							—	—	—	—	—
Noninsurance revenue							6.6	593.7	600.3	3.6	603.9
Other operating expenses							26.2	548.3	574.5	7.0	581.5
Corporate administration							1.8	—	1.8	24.2	26.0
Amortization of intangible assets							0.4	8.4	8.8	—	8.8
Interest expense							6.8	4.7	11.5	13.6	25.1
Earnings (losses) before income taxes							$380.1	$33.4	$413.5	$(37.3)	$376.2

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$825.9	$1,655.5	$2,481.4	$840.6	$186.7	$1,027.3	$3,508.7	$—	$3,508.7	$(16.9)	$3,491.8
Net premiums written	668.7	1,628.8	2,297.5	544.5	169.7	714.2	3,011.7	—	3,011.7	—	3,011.7
Net premiums earned	650.1	1,554.0	2,204.1	470.9	164.3	635.2	2,839.3	—	2,839.3	—	2,839.3
Net loss and LAE	521.3	1,119.1	1,640.4	311.9	99.5	411.4	2,051.8	—	2,051.8	—	2,051.8
Commissions, brokerage and other underwriting expenses	202.2	470.7	672.9	110.6	67.9	178.5	851.4	—	851.4	—	851.4
Underwriting (loss) profit(2)	$(73.4)	$(35.8)	$(109.2)	$48.4	$(3.1)	$45.3	(63.9)	—	(63.9)	—	(63.9)
Net investment income							225.0	1.8	226.8	3.9	230.7
Change in the fair value of equity securities							(279.4)	—	(279.4)	(1.4)	(280.8)
Net realized capital gains							35.1	21.4	56.5	(81.6)	(25.1)
Change in allowance for credit losses on available for sale securities							(14.1)	—	(14.1)	(0.3)	(14.4)
Noninsurance revenue							15.6	940.5	956.1	4.5	960.6
Other operating expenses							43.1	924.3	967.4	9.6	977.0
Corporate administration							(1.6)	—	(1.6)	5.8	4.2
Amortization of intangible assets							0.5	21.2	21.7	—	21.7
Interest expense							13.5	8.1	21.6	19.0	40.6
Earnings (losses) before income taxes							$(137.2)	$10.1	$(127.1)	$(109.3)	$(236.4)

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$796.7	$1,645.6	$2,442.3	$671.4	$176.6	$848.0	$3,290.3	$—	$3,290.3	$(12.9)	$3,277.4
Net premiums written	622.1	1,598.4	2,220.5	448.3	163.3	611.6	2,832.1	—	2,832.1	—	2,832.1
Net premiums earned	612.1	1,492.0	2,104.1	394.8	154.4	549.2	2,653.3	—	2,653.3	—	2,653.3
Net loss and LAE	298.8	999.5	1,298.3	199.9	91.1	291.0	1,589.3	—	1,589.3	—	1,589.3
Commissions, brokerage and other underwriting expenses	207.5	482.4	689.9	111.4	63.1	174.5	864.4	—	864.4	—	864.4
Underwriting profit(2)	$105.8	$10.1	$115.9	$83.5	$0.2	$83.7	199.6	—	199.6	—	199.6
Net investment income							256.3	2.2	258.5	7.3	265.8
Change in the fair value of equity securities							532.4	—	532.4	3.6	536.0
Net realized capital gains							16.2	0.6	16.8	—	16.8
Change in allowance for credit losses on available for sale securities							(10.0)	—	(10.0)	—	(10.0)
Noninsurance revenue							12.0	1,098.7	1,110.7	7.3	1,118.0
Other operating expenses							55.8	1,013.8	1,069.6	14.3	1,083.9
Corporate administration							2.8	—	2.8	42.5	45.3
Amortization of intangible assets							0.6	15.1	15.7	—	15.7
Interest expense							13.6	9.0	22.6	26.1	48.7
Earnings (losses) before income taxes							$933.7	$63.6	$997.3	$(64.7)	$932.6

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

(2)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its reinsurance and insurance segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of June 30, 2020:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$17,356.0	$13,990.7	$5,154.2
Insurance segment	7,072.2	5,324.3	2,572.5
Subtotal	24,428.2	19,315.0	7,726.7
Alleghany Capital	2,273.0	72.5	1,013.2
Total segments	26,701.2	19,387.5	8,739.9
Corporate activities	919.7	874.7	(283.7)
Consolidated	$27,620.9	$20,262.2	$8,456.2

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions)
Industrial(1)	$280.6	$318.3	$523.1	$578.4
Non-Industrial(2)	202.6	275.1	417.3	520.0
Corporate & other	—	0.3	0.1	0.3
Alleghany Capital	$483.2	$593.7	$940.5	$1,098.7

(1)	For the three and six months ended June 30, 2020 and 2019, the vast majority of noninsurance revenue was recognized as goods and services transferred to customers over time.
(2)

For the three and six months ended June 30, 2020, approximately 74 percent and 78 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and six months ended June 30, 2019, 77 percent and 72 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

11. Debt

(a) Senior Notes

On May 18, 2020, Alleghany completed a public offering of $500.0 million aggregate principal amount of its 3.625% senior notes due on May 15, 2030 (the “2030 Senior Notes”).  The 2030 Senior Notes are unsecured and unsubordinated general obligations of Alleghany.  Interest on the 2030 Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year.  The terms of the 2030 Senior Notes permit redemption prior to maturity.  The indenture under which the 2030 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on the capital stock of AIHL, TransRe or RSUI.  The 2030 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $494.8 million, and an effective yield of approximately 3.64 percent.  Approximately $4.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2030 Senior Notes.

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

On January 15, 2020, Alleghany redeemed all of its outstanding 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early redemption of the 2020 Senior Notes, Alleghany recorded a realized loss, before tax, of $7.1 million in the first six months of 2020.

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information on other Alleghany senior notes outstanding.

(b) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $438.3 million and $367.1 million as of June 30, 2020 and December 31, 2019, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of June 30, 2020, the $438.3 million included:

•

$161.6 million of borrowings by Jazwares under its available credit facilities and borrowings incurred and assumed from its acquisition of Wicked Cool Toys, LLC in October 2019 and its acquisition of Kelly Toys Holdings, LLC in April 2020;

•	$74.4 million of borrowings by Wilbert under its available credit facility and term loans;
•

$65.2 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•

$58.0 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in February 2018);

•	$43.6 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and$
•

$35.5 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2019, or the “2019 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2019 Form 10-K, respectively.

References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;
•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;
•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;
•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;
•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;
•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;
•	“SORC” are to our wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries;
•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;
•	“PCT” are to our wholly-owned subsidiary Precision Cutting Technologies, Inc. and its subsidiaries;
•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;
•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;
•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;
•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries;
•	“Concord” are to our majority-owned subsidiary CHECO Holdings, LLC and its subsidiaries;
•	“Wilbert” are to our majority-owned subsidiary Wilbert Funeral Services, Inc. and its subsidiaries; and
•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include: (i) net investment income; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; (v) noninsurance revenue; (vi) other operating expenses; (vii) corporate administration; (viii) amortization of intangible assets; and (ix) interest expense. We use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our reinsurance and insurance segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to our reinsurance and insurance segments’ underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Adjusted earnings before income taxes is a non-GAAP financial measure for our Alleghany Capital segment. Adjusted earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; and (v) income taxes. Because adjusted earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities and income taxes, it provides an indication of economic performance that is not affected by levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use adjusted earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of adjusted earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•

Net earnings attributable to Alleghany stockholders were $177.4 million in the second quarter of 2020, compared with $295.5 million in the second quarter of 2019, and were net losses of $183.8 million in the first six months of 2020, compared with net earnings of $735.7 million in the first six months of 2019.

•	Net investment income decreased by 16.8 percent and 13.2 percent in the second quarter and first six months of 2020, respectively, from the corresponding 2019 periods.
•	Net premiums written increased by 2.2 percent and 6.3 percent in the second quarter and first six months of 2020, respectively, from the corresponding 2019 periods.
•

Underwriting loss was $39.5 million in the second quarter of 2020, compared with underwriting profit of $114.9 million in the second quarter of 2019, and underwriting loss was $63.9 million in the first six months of 2020, compared with underwriting profit of $199.6 million in the first six months of 2019.

•

The combined ratio for our reinsurance and insurance segments was 102.8 percent in the second quarter of 2020, compared with 91.6 percent in the second quarter of 2019, and 102.3 percent in the first six months of 2020, compared with 92.5 percent in the first six months of 2019.

•

Catastrophe losses, net of reinsurance, were $164.6 million in the second quarter of 2020, compared with $16.3 million in the second quarter of 2019, and $346.2 million in the first six months of 2020, compared with $19.6 million in the first six months of 2019.

•

Net favorable prior accident year loss reserve development was $34.7 million in the second quarter of 2020, compared with $56.6 million in the second quarter of 2019, and $93.7 million in the first six months of 2020, compared with $94.0 million in the first six months of 2019.

•

Noninsurance revenue for Alleghany Capital was $483.2 million in the second quarter of 2020, compared with $593.7 million in the second quarter of 2019, and $940.5 million in the first six months of 2020, compared with $1,098.7 million in the first six months of 2019.

•

Earnings before income taxes for Alleghany Capital were $9.8 million in the second quarter of 2020, compared with $33.4 million in the second quarter of 2019, and $10.1 million in the first six months of 2020, compared with $63.6 million in the first six months of 2019. Adjusted earnings before income taxes were $5.3 million in the second quarter of 2020, compared with $41.6 million in the second quarter of 2019, and $9.9 million in the first six months of 2020, compared with $78.1 million in the first six months of 2019.

As of June 30, 2020, we had total assets of $27.6 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.5 billion. As of June 30, 2020, we had consolidated total investments of approximately $18.6 billion, consisting of $15.0 billion invested in debt securities, $1.4 billion invested in equity securities, $1.1 billion invested in short-term investments, $0.7 billion invested in commercial mortgage loans and $0.4 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our equity securities portfolio. In the first six months of 2020 and despite a partial recovery in the second quarter of 2020, the fair value of our equity securities depreciated by $280.8 million. As further described below, we have also recorded certain additional credit-related losses on our debt securities portfolio, commercial mortgage loan portfolio and reinsurance recoverables, as well as impairment losses on SORC’s oil field assets. Given the recent recovery of the bond markets, a portion of the allowances for credit losses we established on our debt securities portfolio as of March 31, 2020 have been reversed as of June 30, 2020.

We also incurred $164.6 million and $346.2 million of catastrophe losses in the second quarter and first six months of 2020, respectively, of which $135.3 million and $288.1 million, respectively, arose from the Pandemic.  Most of the Pandemic losses were incurred at TransRe, and include those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, accident and health and trade credit. Pandemic losses at RSUI primarily relate to business interruption claims and related estimated legal expenses. Our Pandemic loss estimates were based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment. Our estimate for Pandemic losses does not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although it does reflect provisions for related legal expenses. The impact of the Pandemic will also be reflected in future results, including our third quarter 2020 results.

TransRe’s Pandemic catastrophe losses were $115.0 million and $267.8 million for the second quarter and first six months of 2020, respectively, which include $37 million and $111 million, respectively, of losses related to specific event cancellation treaties underwritten in the U.S., which TransRe began to exit in February 2019. Based on current information, estimated exposed limits remaining on this portfolio, net of provisions, are approximately $25 million for first and second quarter 2020 events, $35 million for third and fourth quarter events and $70 million for events scheduled throughout 2021.  Events and event cancellation policies are not uniform in nature. Ultimate losses will depend on the timing of gathering restrictions being lifted, whether the event can be rescheduled and how far in advance the event is postponed or cancelled. As such, cancellation or postponement of the event does not necessarily mean a full limit will be paid.  Furthermore, there could be additional incidental losses where event cancellation policies comprise a small portion of exposure to certain multi-line treaties.

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

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions)
Revenues
Net premiums earned	$1,394.9	$1,356.0	$2,839.3	$2,653.3
Net investment income	118.7	142.7	230.7	265.8
Change in the fair value of equity securities	242.2	143.7	(280.8)	536.0
Net realized capital gains	(38.1)	12.4	(25.1)	16.8
Change in allowance for credit losses on available for sale securities	17.0	—	(14.4)	(10.0)
Noninsurance revenue	492.7	603.9	960.6	1,118.0
Total revenues	2,227.4	2,258.7	3,710.3	4,579.9

Costs and Expenses
Net loss and loss adjustment expenses	1,024.4	796.8	2,051.8	1,589.3
Commissions, brokerage and other underwriting expenses	410.0	444.3	851.4	864.4
Other operating expenses	510.3	581.5	977.0	1,083.9
Corporate administration	18.6	26.0	4.2	45.3
Amortization of intangible assets	12.1	8.8	21.7	15.7
Interest expense	22.2	25.1	40.6	48.7
Total costs and expenses	1,997.6	1,882.5	3,946.7	3,647.3

Earnings (losses) before income taxes	229.8	376.2	(236.4)	932.6
Income taxes	53.3	71.3	(51.4)	179.9
Net earnings (losses)	176.5	304.9	(185.0)	752.7
Net (losses) earnings attributable to noncontrolling interests	(0.9)	9.4	(1.2)	17.0
Net earnings (losses) attributable to Alleghany stockholders	$177.4	$295.5	$(183.8)	$735.7

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and six months ended June 30, 2020 and 2019:

	Segments
Three Months Ended June 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,153.9	$575.9	$1,729.8	$—	$1,729.8	$(8.6)	$1,721.2
Net premiums written	1,086.5	391.5	1,478.0	—	1,478.0	—	1,478.0

Net premiums earned	1,071.0	323.9	1,394.9	—	1,394.9	—	1,394.9
Net loss and LAE:
Current year (excluding catastrophe losses)	713.6	180.9	894.5	—	894.5	—	894.5
Current year catastrophe losses	115.8	48.8	164.6	—	164.6	—	164.6
Prior years	(51.2)	16.5	(34.7)	—	(34.7)	—	(34.7)
Total net loss and LAE	778.2	246.2	1,024.4	—	1,024.4	—	1,024.4
Commissions, brokerage and other underwriting expenses	323.1	86.9	410.0	—	410.0	—	410.0
Underwriting (loss) profit(2)	$(30.3)	$(9.2)	$(39.5)	—	(39.5)	—	(39.5)
Net investment income			115.4	—	115.4	3.3	118.7
Change in the fair value of equity securities			242.2	—	242.2	—	242.2
Net realized capital gains			(10.1)	16.4	6.3	(44.4)	(38.1)
Change in allowance for credit losses on available for sale securities			16.6	—	16.6	0.4	17.0
Noninsurance revenue			8.3	483.2	491.5	1.2	492.7
Other operating expenses			33.3	473.6	506.9	3.4	510.3
Corporate administration			0.5	—	0.5	18.1	18.6
Amortization of intangible assets			0.2	11.9	12.1	—	12.1
Interest expense			6.8	4.3	11.1	11.1	22.2
Earnings (losses) before income taxes			$292.1	$9.8	$301.9	$(72.1)	$229.8

Loss ratio(3):
Current year (excluding catastrophe losses)	66.7%	55.8%	64.1%
Current year catastrophe losses	10.8%	15.1%	11.8%
Prior years	(4.8%)	5.1%	(2.5%)
Total net loss and LAE	72.7%	76.0%	73.4%
Expense ratio(4)	30.2%	26.8%	29.4%
Combined ratio(5)	102.9%	102.8%	102.8%

	Segments
Three Months Ended June 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,210.7	$466.2	$1,676.9	$—	$1,676.9	$(6.1)	$1,670.8
Net premiums written	1,112.9	333.6	1,446.5	—	1,446.5	—	1,446.5

Net premiums earned	1,074.9	281.1	1,356.0	—	1,356.0	—	1,356.0
Net loss and LAE:
Current year (excluding catastrophe losses)	689.9	147.2	837.1	—	837.1	—	837.1
Current year catastrophe losses	—	16.3	16.3	—	16.3	—	16.3
Prior years	(44.8)	(11.8)	(56.6)	—	(56.6)	—	(56.6)
Total net loss and LAE	645.1	151.7	796.8	—	796.8	—	796.8
Commissions, brokerage and other underwriting expenses	353.9	90.4	444.3	—	444.3	—	444.3
Underwriting profit(2)	$75.9	$39.0	114.9	—	114.9	—	114.9
Net investment income			138.3	0.9	139.2	3.5	142.7
Change in the fair value of equity securities			143.3	—	143.3	0.4	143.7
Net realized capital gains			12.2	0.2	12.4	—	12.4
Change in allowance for credit losses on available for sale securities			—	—	—	—	—
Noninsurance revenue			6.6	593.7	600.3	3.6	603.9
Other operating expenses			26.2	548.3	574.5	7.0	581.5
Corporate administration			1.8	—	1.8	24.2	26.0
Amortization of intangible assets			0.4	8.4	8.8	—	8.8
Interest expense			6.8	4.7	11.5	13.6	25.1
Earnings (losses) before income taxes			$380.1	$33.4	$413.5	$(37.3)	$376.2

Loss ratio(3):
Current year (excluding catastrophe losses)	64.2%	52.4%	61.8%
Current year catastrophe losses	—	5.8%	1.2%
Prior years	(4.2%)	(4.2%)	(4.2%)
Total net loss and LAE	60.0%	54.0%	58.8%
Expense ratio(4)	32.9%	32.2%	32.8%
Combined ratio(5)	92.9%	86.2%	91.6%

	Segments
Six Months Ended June 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,481.4	$1,027.3	$3,508.7	$—	$3,508.7	$(16.9)	$3,491.8
Net premiums written	2,297.5	714.2	3,011.7	—	3,011.7	—	3,011.7

Net premiums earned	2,204.1	635.2	2,839.3	—	2,839.3	—	2,839.3
Net loss and LAE:
Current year (excluding catastrophe losses)	1,461.3	338.0	1,799.3	—	1,799.3	—	1,799.3
Current year catastrophe losses	288.0	58.2	346.2	—	346.2	—	346.2
Prior years	(108.9)	15.2	(93.7)	—	(93.7)	—	(93.7)
Total net loss and LAE	1,640.4	411.4	2,051.8	—	2,051.8	—	2,051.8
Commissions, brokerage and other underwriting expenses	672.9	178.5	851.4	—	851.4	—	851.4
Underwriting (loss) profit(2)	$(109.2)	$45.3	$(63.9)	—	(63.9)	—	(63.9)
Net investment income			225.0	1.8	226.8	3.9	230.7
Change in the fair value of equity securities			(279.4)	—	(279.4)	(1.4)	(280.8)
Net realized capital gains			35.1	21.4	56.5	(81.6)	(25.1)
Change in allowance for credit losses on available for sale securities			(14.1)	—	(14.1)	(0.3)	(14.4)
Noninsurance revenue			15.6	940.5	956.1	4.5	960.6
Other operating expenses			43.1	924.3	967.4	9.6	977.0
Corporate administration			(1.6)	—	(1.6)	5.8	4.2
Amortization of intangible assets			0.5	21.2	21.7	—	21.7
Interest expense			13.5	8.1	21.6	19.0	40.6
(Losses) earnings before income taxes			$(137.2)	$10.1	$(127.1)	$(109.3)	$(236.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	66.2%	53.2%	63.4%
Current year catastrophe losses	13.1%	9.2%	12.2%
Prior years	(4.9%)	2.4%	(3.3%)
Total net loss and LAE	74.4%	64.8%	72.3%
Expense ratio(4)	30.5%	28.1%	30.0%
Combined ratio(5)	104.9%	92.9%	102.3%

	Segments
Six Months Ended June 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,442.3	$848.0	$3,290.3	$—	$3,290.3	$(12.9)	$3,277.4
Net premiums written	2,220.5	611.6	2,832.1	—	2,832.1	—	2,832.1

Net premiums earned	2,104.1	549.2	2,653.3	—	2,653.3	—	2,653.3
Net loss and LAE:
Current year (excluding catastrophe losses)	1,379.5	284.2	1,663.7	—	1,663.7	—	1,663.7
Current year catastrophe losses	—	19.6	19.6	—	19.6	—	19.6
Prior years	(81.2)	(12.8)	(94.0)	—	(94.0)	—	(94.0)
Total net loss and LAE	1,298.3	291.0	1,589.3	—	1,589.3	—	1,589.3
Commissions, brokerage and other underwriting expenses	689.9	174.5	864.4	—	864.4	—	864.4
Underwriting profit(2)	$115.9	$83.7	199.6	—	199.6	—	199.6
Net investment income			256.3	2.2	258.5	7.3	265.8
Change in the fair value of equity securities			532.4	—	532.4	3.6	536.0
Net realized capital gains			16.2	0.6	16.8	—	16.8
Change in allowance for credit losses on available for sale securities			(10.0)	—	(10.0)	—	(10.0)
Noninsurance revenue			12.0	1,098.7	1,110.7	7.3	1,118.0
Other operating expenses			55.8	1,013.8	1,069.6	14.3	1,083.9
Corporate administration			2.8	—	2.8	42.5	45.3
Amortization of intangible assets			0.6	15.1	15.7	—	15.7
Interest expense			13.6	9.0	22.6	26.1	48.7
Earnings (losses) before income taxes			$933.7	$63.6	$997.3	$(64.7)	$932.6

Loss ratio(3):
Current year (excluding catastrophe losses)	65.6%	51.7%	62.7%
Current year catastrophe losses	—	3.6%	0.7%
Prior years	(3.9%)	(2.3%)	(3.5%)
Total net loss and LAE	61.7%	53.0%	59.9%
Expense ratio(4)	32.8%	31.8%	32.6%
Combined ratio(5)	94.5%	84.8%	92.5%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

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

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Premiums. The following table presents our consolidated premiums:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,721.2	$1,670.8	3.0%	$3,491.8	$3,277.4	6.5%
Net premiums written	1,478.0	1,446.5	2.2%	3,011.7	2,832.1	6.3%
Net premiums earned	1,394.9	1,356.0	2.9%	2,839.3	2,653.3	7.0%

The increases in gross premiums written in the second quarter and first six months of 2020 from the comparable 2019 periods are attributable to growth at our insurance segment, primarily RSUI. Growth at RSUI, which exceeded 25 percent for the second quarter and first six months of 2020, primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, umbrella/excess and directors’ and officers’ liability lines of business.

The increase in the second quarter of 2020 from the second quarter of 2019 was partially offset by a decline at our reinsurance segment arising mainly from automobile-related premium rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide, partially offset by growth in most other non-automobile lines of business and generally improving rates.  The reduction in the gross premiums written in the personal automobile lines of business in the U.S. also impacted a certain large whole account quota share treaty, or the “Quota Share Treaty.” Quota Share Treaty gross premiums written decreased to $140.3 million and $309.5 million in the second quarter and first six months of 2020, respectively, from $163.7 million and $327.7 million in the second quarter and first six months of 2019, respectively.

The increases in net premiums earned in the second quarter and first six months of 2020 from the comparable 2019 periods reflect growth in insurance segment gross premiums written in recent quarters, primarily at RSUI, partially offset by increases in ceded premiums written in recent quarters at RSUI.

A detailed comparison of premiums by segment for the second quarter and first six months of 2020 and 2019 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$894.5	$837.1	6.9%	$1,799.3	$1,663.7	8.2%
Current year catastrophe losses	164.6	16.3	909.8%	346.2	19.6	1,666.3%
Prior years	(34.7)	(56.6)	(38.7%)	(93.7)	(94.0)	(0.3%)
Total net loss and LAE	$1,024.4	$796.8	28.6%	$2,051.8	$1,589.3	29.1%

Loss ratio:
Current year (excluding catastrophe losses)	64.1%	61.8%		63.4%	62.7%
Current year catastrophe losses	11.8%	1.2%		12.2%	0.7%
Prior years	(2.5%)	(4.2%)		(3.3%)	(3.5%)
Total net loss and LAE	73.4%	58.8%		72.3%	59.9%

The increases in net loss and LAE in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect Pandemic-related catastrophe losses, as discussed above.  To a lesser extent, the increase in net loss and LAE in the second quarter of 2020 also reflects lower favorable prior accident year loss reserve development due to unfavorable prior accident year loss reserve development at RSUI.

A detailed comparison of net loss and LAE by segment for the second quarter and first six months of 2020 and 2019 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$410.0	$444.3	(7.7%)	$851.4	$864.4	(1.5%)

Expense ratio	29.4%	32.8%		30.0%	32.6%

The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs, partially offset by the impact of higher net premiums earned, as discussed above.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the second quarter and first six months of 2020 and 2019 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Underwriting (loss) profit	$(39.5)	$114.9	(134.4%)	$(63.9)	$199.6	(132.0%)

Combined ratio	102.8%	91.6%		102.3%	92.5%

The underwriting losses in the second quarter and first six months of 2020 compared with the underwriting profits in the comparable 2019 periods primarily reflect Pandemic-related catastrophe losses at our reinsurance segment and, to a lesser extent, RSUI, as discussed above. To a lesser extent, the underwriting loss in the second quarter of 2020 also reflects lower net favorable prior accident year loss reserve development due to unfavorable prior accident year loss reserve development at RSUI.

A detailed comparison of underwriting profit by segment for the second quarter and first six months of 2020 and 2019 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Net investment income	$118.7	$142.7	(16.8%)	$230.7	$265.8	(13.2%)
Change in the fair value of equity securities	242.2	143.7	68.5%	(280.8)	536.0	(152.4%)
Net realized capital gains	(38.1)	12.4	(407.3%)	(25.1)	16.8	(249.4%)
Change in allowance for credit losses on available for sale securities	17.0	—	(—%)	(14.4)	(10.0)	44.0%

The decreases in net investment income in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect decreases in interest income arising from the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities.  To a lesser extent, the decreases in net investment income reflect lower dividend income from reductions in our equity security portfolio and, for the first six months of 2020, lower partnership income due to the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships.

The change in the fair value of equity securities in the first six months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions. The change in the fair value of equity securities in the second quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated. The changes in the fair value of equity securities in the second quarter and first six months of 2019 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors.

The net realized capital losses in the second quarter and first six months of 2020 compared with net realized capital gains in the comparable 2019 periods primarily reflect impairment charges from write-downs of SORC oil field assets and, for the first six months of 2020, a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020, partially offset by higher realized gains on our debt securities portfolio and a gain of $16.3 million recognized by Alleghany Capital on April 1, 2020 in connection with its acquisition of an additional 55 percent of Wilbert that it did not previously own, and its pre-existing approximately 45 percent equity ownership was remeasured at estimated fair value, or the “Wilbert Remeasurement Gain.” See Notes 3(e) and 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the Wilbert Remeasurement Gain and this early redemption, respectively.

The change in allowance for credit losses on AFS securities in the first six months of 2020 reflects $14.4 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost.  The $14.4 million is net of a $17.0 million reduction of credit losses on AFS securities in the second quarter of 2020, arising primarily from improved bond market conditions and bond sales.  The change in allowance for credit losses on AFS securities in the first six months of 2019 reflect $10.0 million, primarily related to the energy sector and the deterioration of creditworthiness of the issuers.

A detailed comparison of investment results for the second quarter and first six months of 2020 and 2019 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Noninsurance revenue	$492.7	$603.9	(18.4%)	$960.6	$1,118.0	(14.1%)

Other operating expenses	510.3	581.5	(12.2%)	977.0	1,083.9	(9.9%)
Corporate administration	18.6	26.0	(28.5%)	4.2	45.3	(90.7%)
Amortization of intangible assets	12.1	8.8	37.5%	21.7	15.7	38.2%
Interest expense	22.2	25.1	(11.6%)	40.6	48.7	(16.6%)

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $31.3 million and $23.6 million in the second quarter of 2020 and 2019, respectively, and $32.5 million and $50.5 million in the first six months of 2020 and 2019, respectively. The decrease in long-term incentive compensation accruals at our reinsurance and insurance segments in the first six months of 2020 from the first six months of 2019 primarily reflects the impact on expected payouts from the significant depreciation in the value of our equity portfolio compared with significant appreciation in the first six months of 2019 as well as poor underwriting results. Other operating expenses in the first six months of 2020 also include $4.7 million of increases in estimates of expected credit losses on commercial mortgage loans, reinsurance recoverables and premium balances receivable at our reinsurance and insurance segments.  This increase was based on current conditions and reasonable and supportable forecasts as of June 30, 2020, which include the impact of the Pandemic, as discussed above.  See Note 1(c), 3(i) and 4(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses for these assets.

The decreases in noninsurance revenue and other operating expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower sales at Jazwares due primarily to unusually high sales in the first six months of 2019, and W&W|AFCO Steel due primarily to large construction project timing, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results and the cost of Pandemic-related customer site closures and additional safety measures, all as further discussed below. The decrease in other operating expenses in the first six months of 2020 from the first six months of 2019 also reflects a decrease in long-term incentive compensation accruals at our reinsurance and insurance segments, partially offset by an increase in estimates of expected credit losses, all as discussed above.

Corporate administration. The decreases in corporate administration expense in the second quarter and first six months of 2020 from the comparable 2019 periods reflect significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impacts of depreciation of Alleghany stock price and lower consolidated net earnings attributable to Alleghany stockholders, as discussed below.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflects recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed below.

Interest expense. The decreases in interest expense in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the impact of the early redemption of certain senior notes on January 15, 2020 and lower interest expenses at Alleghany Capital, partially offset by the issuance of certain senior notes on May 18, 2020. See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail.

A detailed comparison of noninsurance revenue and expenses for the second quarter and first six months of 2020 and 2019 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Income taxes	$53.3	$71.3	(25.2%)	$(51.4)	$179.9	(128.6%)

Effective tax rate				21.7%	19.5%

The Coronavirus Aid, Relief and Economic Security Act, or the “CARES Act,” was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions and, as a result, we initially recorded a $6.9 million tax benefit that was subsequently reversed as of June 30, 2020 due to a change in our taxable earnings.

The lower income tax expense in the second quarter of 2020 from the second quarter of 2019 primarily reflects lower earnings before income taxes, as further discussed below.  The income tax benefit in the first six months of 2020 compared with the income tax expense in the first six months of 2019 reflects losses before income taxes compared with earnings before income taxes in such 2019 periods, as further discussed below.

The effective tax rate in the first six months of 2020 was calculated based on actual results through June 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred.  The increase in the effective tax rate in the first six months of 2020 from the first six months of 2019 primarily reflects higher foreign and state taxes and lower tax-exempt interest income and dividends-received deductions.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Earnings (losses) before income taxes	$229.8	$376.2	(38.9%)	$(236.4)	$932.6	(125.3%)
Net (losses) earnings attributable to noncontrolling interests	(0.9)	9.4	(109.6%)	(1.2)	17.0	(107.1%)
Net earnings (losses) attributable to Alleghany stockholders	177.4	295.5	(40.0%)	(183.8)	735.7	(125.0%)

The decreases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the second quarter of 2020 from the second quarter of 2019, primarily reflect Pandemic-related catastrophe losses and, to a lesser extent, lower earnings at Alleghany Capital and impairment losses at SORC, partially offset by higher appreciation in the value of our equity securities portfolio, all as discussed above.

The losses before income taxes and net losses attributable to Alleghany stockholders in the first six months of 2020 compared with earnings before income taxes and net earnings attributable to Alleghany stockholders in the first six months of 2019 primarily reflect the impact of significant depreciation in the value of our equity securities portfolio compared with significant appreciation in the first six months of 2019, as well as Pandemic-related catastrophe losses, all as discussed above

The net loss attributable to noncontrolling interests in the second quarter of 2020 compared with net earnings attributable to noncontrolling interests in the second quarter of 2019 and the decrease in net earnings attributable to noncontrolling interests in the first six months of 2020 from the first six months of 2019 primarily reflect the impact of lower overall earnings at Jazwares and, to a lesser extent, W&W|AFCO Steel, partially offset by acquisitions made by PCT, Kentucky Trailer, IPS and Jazwares in 2019 that increased noncontrolling interests.

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

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended June 30, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$413.3	$740.6	$1,153.9
Net premiums written	355.8	730.7	1,086.5

Net premiums earned	328.7	742.3	1,071.0
Net loss and LAE:
Current year (excluding catastrophe losses)	197.8	515.8	713.6
Current year catastrophe losses	88.6	27.2	115.8
Prior years	(13.0)	(38.2)	(51.2)
Total net loss and LAE	273.4	504.8	778.2
Commissions, brokerage and other underwriting expenses	96.8	226.3	323.1
Underwriting (loss) earnings(2)	$(41.5)	$11.2	$(30.3)

Loss ratio(3):
Current year (excluding catastrophe losses)	60.2%	69.5%	66.7%
Current year catastrophe losses	27.0%	3.7%	10.8%
Prior years	(4.0%)	(5.1%)	(4.8%)
Total net loss and LAE	83.2%	68.1%	72.7%
Expense ratio(4)	29.4%	30.5%	30.2%
Combined ratio(5)	112.6%	98.6%	102.9%

Three Months Ended June 30, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$381.6	$829.1	$1,210.7
Net premiums written	305.9	807.0	1,112.9

Net premiums earned	303.2	771.7	1,074.9
Net loss and LAE:
Current year (excluding catastrophe losses)	152.4	537.5	689.9
Current year catastrophe losses	—	—	—
Prior years	(16.2)	(28.6)	(44.8)
Total net loss and LAE	136.2	508.9	645.1
Commissions, brokerage and other underwriting expenses	103.8	250.1	353.9
Underwriting profit(2)	$63.2	$12.7	$75.9

Loss ratio(3):
Current year (excluding catastrophe losses)	50.3%	69.7%	64.2%
Current year catastrophe losses	—	—	—
Prior years	(5.3%)	(3.7%)	(4.2%)
Total net loss and LAE	45.0%	66.0%	60.0%
Expense ratio(4)	34.2%	32.4%	32.9%
Combined ratio(5)	79.2%	98.4%	92.9%

Six Months Ended June 30, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$825.9	$1,655.5	$2,481.4
Net premiums written	668.7	1,628.8	2,297.5

Net premiums earned	650.1	1,554.0	2,204.1
Net loss and LAE:
Current year (excluding catastrophe losses)	372.5	1,088.8	1,461.3
Current year catastrophe losses	208.5	79.5	288.0
Prior years	(59.7)	(49.2)	(108.9)
Total net loss and LAE	521.3	1,119.1	1,640.4
Commissions, brokerage and other underwriting expenses	202.2	470.7	672.9
Underwriting (loss)(2)	$(73.4)	$(35.8)	$(109.2)

Loss ratio(3):
Current year (excluding catastrophe losses)	57.3%	70.1%	66.2%
Current year catastrophe losses	32.1%	5.1%	13.1%
Prior years	(9.2%)	(3.2%)	(4.9%)
Total net loss and LAE	80.2%	72.0%	74.4%
Expense ratio(4)	31.1%	30.3%	30.5%
Combined ratio(5)	111.3%	102.3%	104.9%

Six Months Ended June 30, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$796.7	$1,645.6	$2,442.3
Net premiums written	622.1	1,598.4	2,220.5

Net premiums earned	612.1	1,492.0	2,104.1
Net loss and LAE:
Current year (excluding catastrophe losses)	325.7	1,053.8	1,379.5
Current year catastrophe losses	—	—	—
Prior years	(26.9)	(54.3)	(81.2)
Total net loss and LAE	298.8	999.5	1,298.3
Commissions, brokerage and other underwriting expenses	207.5	482.4	689.9
Underwriting profit(2)	$105.8	$10.1	$115.9

Loss ratio(3):
Current year (excluding catastrophe losses)	53.2%	70.6%	65.6%
Current year catastrophe losses	—	—	—
Prior years	(4.4%)	(3.6%)	(3.9%)
Total net loss and LAE	48.8%	67.0%	61.7%
Expense ratio(4)	33.9%	32.3%	32.8%
Combined ratio(5)	82.7%	99.3%	94.5%

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.

(2)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$413.3	$381.6	8.3%	$825.9	$796.7	3.7%
Net premiums written	355.8	305.9	16.3%	668.7	622.1	7.5%
Net premiums earned	328.7	303.2	8.4%	650.1	612.1	6.2%
Casualty & other
Premiums written:
Gross premiums written	$740.6	$829.1	(10.7%)	$1,655.5	$1,645.6	0.6%
Net premiums written	730.7	807.0	(9.5%)	1,628.8	1,598.4	1.9%
Net premiums earned	742.3	771.7	(3.8%)	1,554.0	1,492.0	4.2%
Total
Premiums written:
Gross premiums written	$1,153.9	$1,210.7	(4.7%)	$2,481.4	$2,442.3	1.6%
Net premiums written	1,086.5	1,112.9	(2.4%)	2,297.5	2,220.5	3.5%
Net premiums earned	1,071.0	1,074.9	(0.4%)	2,204.1	2,104.1	4.8%

Property. The increases in gross premiums written in the second quarter and first six months of 2020 from the comparable 2019 periods reflect growth in non-catastrophe property lines of business and generally improving rates, partially offset by a decreased participation in a large, global property treaty and the impact of recent share reductions and non-renewals of certain catastrophe-exposed business and property excess-of-loss business, as well as the impact of changes in foreign currency exchange rates. For the first six months of 2020, the increase also includes an increase in gross premiums written related to the Quota Share Treaty.  Gross premiums written related to the Quota Share Treaty were $54.7 million and $55.2 million in the second quarter of 2020 and 2019, respectively, and $127.0 million and $119.4 million in the first six months of 2020 and 2019, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 9.0 percent in the second quarter of 2020 from the second quarter of 2019, and increased 4.3 percent in the first six months of 2020 from the first six months of 2019.

The increases in net premiums earned in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the impact of higher gross premiums written and lower ceded premiums written in recent quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 9.2 percent in the second quarter of 2020 from the second quarter of 2019, and increased 6.9 percent in the first six months of 2020 from the first six months of 2019.

Casualty & other. The decrease in gross premiums written in the second quarter of 2020 from the second quarter of 2019 primarily reflects automobile-related premium rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide and, to a lesser extent, decreases in the guaranty lines of business and the impact of foreign currency exchange rates, partially offset by growth in the professional liability and medical malpractice lines of business and generally improving rates.  The increase in gross premiums written in the first six months of 2020 from the first six months of 2019 primarily reflects higher premiums written in most lines of business, including general liability, professional liability and umbrella lines of business, and generally improving rates, partially offset by a decrease in premiums written related to the above-noted automobile-related premium rebates and, to a lesser extent, decreases in the guaranty lines of business and the impact of foreign currency exchange rates.  The reduction in the gross premiums written in the personal automobile lines of business in the U.S. also impacted the Quota Share Treaty. Gross premiums written related to the Quota Share Treaty were $85.6 million and $108.5 million in the second quarter of 2020 and 2019, respectively, and $182.5 million and $208.3 million in the first six months of 2020 and 2019, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased by 10.5 percent in the second quarter of 2020 from the second quarter of 2019, and increased 0.9 percent in the first six months of 2020 from the first six months of 2019.

The decrease in net premiums earned in the second quarter of 2020 from the second quarter of 2019 primarily reflects the impact of lower gross premiums written in the current quarter, partially offset by the impact of changes in foreign currency exchange rates. The increase in net premiums earned in the first six months of 2020 from the first six months of 2019 primarily reflects the impact of higher gross premiums written in earlier quarters, partially offset by the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased by 3.6 percent in the second quarter of 2020 from the second quarter of 2019, and increased 4.5 percent in the first six months of 2020 from the first six months of 2019.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$197.8	$152.4	29.8%	$372.5	$325.7	14.4%
Current year catastrophe losses	88.6	—	—	208.5	—	—
Prior years	(13.0)	(16.2)	(19.8%)	(59.7)	(26.9)	121.9%
Total net loss and LAE	$273.4	$136.2	100.7%	$521.3	$298.8	74.5%

Loss ratio:
Current year (excluding catastrophe losses)	60.2%	50.3%		57.3%	53.2%
Current year catastrophe losses	27.0%	—		32.1%	—
Prior years	(4.0%)	(5.3%)		(9.2%)	(4.4%)
Total net loss and LAE	83.2%	45.0%		80.2%	48.8%
Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$515.8	$537.5	(4.0%)	$1,088.8	$1,053.8	3.3%
Current year catastrophe losses	27.2	—	—	79.5	—	—
Prior years	(38.2)	(28.6)	33.6%	(49.2)	(54.3)	(9.4%)
Total net loss and LAE	$504.8	$508.9	(0.8%)	$1,119.1	$999.5	12.0%

Loss ratio:
Current year (excluding catastrophe losses)	69.5%	69.7%		70.1%	70.6%
Current year catastrophe losses	3.7%	—		5.1%	—
Prior years	(5.1%)	(3.7%)		(3.2%)	(3.6%)
Total net loss and LAE	68.1%	66.0%		72.0%	67.0%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$713.6	$689.9	3.4%	$1,461.3	$1,379.5	5.9%
Current year catastrophe losses	115.8	—	—	288.0	—	—
Prior years	(51.2)	(44.8)	14.3%	(108.9)	(81.2)	34.1%
Total net loss and LAE	$778.2	$645.1	20.6%	$1,640.4	$1,298.3	26.3%

Loss ratio:
Current year (excluding catastrophe losses)	66.7%	64.2%		66.2%	65.6%
Current year catastrophe losses	10.8%	—		13.1%	—
Prior years	(4.8%)	(4.2%)		(4.9%)	(3.9%)
Total net loss and LAE	72.7%	60.0%		74.4%	61.7%

Property. The increases in net loss and LAE in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect significant catastrophe losses and, to a lesser extent, higher non-catastrophe losses.  For the first six months of 2020, the increase was partially offset by higher favorable prior accident year loss reserve development. Catastrophe losses in the second quarter of 2020 primarily include $87.8 million of Pandemic-related catastrophe losses, as discussed above. Catastrophe losses in the first six months of 2020 consisted of $188.4 million of Pandemic-related catastrophe losses, as discussed above, and $20.1 million from an earthquake in Puerto Rico.

Net loss and LAE in the second quarter and first six months of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	($ in millions)
Catastrophe events	$0.5		$(9.9)	(1)	$(31.9)	(2)	$(1.5)	(3)
Non-catastrophe	(13.5)	(4)	(6.3)	(5)	(27.8)	(4)	(25.4)	(6)
Total	$(13.0)		$(16.2)		$(59.7)		$(26.9)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and, to a lesser extent, catastrophic events in the 2018 accident year.
(3)

Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.
(6)	Primarily reflects favorable prior accident year loss reserve development in the 2016 and 2018 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first six months of 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2020.

Casualty & other. The slight decrease in net loss and LAE in the second quarter of 2020 from the second quarter of 2019 primarily reflects the impact of higher favorable prior accident year loss development, partially offset by Pandemic-related catastrophe losses. The increase in net loss and LAE in the first six months of 2020 from the first six months of 2019 primarily reflects Pandemic-related catastrophe losses and, to a lesser extent, the impact of higher net premiums earned. Pandemic-related catastrophe losses totaled $27.1 million and $79.4 million in the second quarter and first six months of 2020, respectively.

Net loss and LAE in the second quarter and first six months of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	($ in millions)
Malpractice Treaties(1)	$—		$(1.4)		$—		$(1.4)
Catastrophe events	(3.8)		0.7		(2.4)		(0.5)
Other	(34.4)	(2)	(27.9)	(3)	(46.8)	(4)	(52.4)	(5)
Total	$(38.2)		$(28.6)		$(49.2)		$(54.3)

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

(2)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2018 and 2019 accident years.

(3)	Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years.
(4)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years, and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2016, 2018 and 2019 accident years.

(5)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and prior accident years and the shorter-tailed lines of business in the 2012 through 2014 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first six months of 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2020.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$96.8	$103.8	(6.7%)	$202.2	$207.5	(2.6%)

Expense ratio	29.4%	34.2%		31.1%	33.9%

Casualty & other
Commissions, brokerage and other underwriting expenses	$226.3	$250.1	(9.5%)	$470.7	$482.4	(2.4%)

Expense ratio	30.5%	32.4%		30.3%	32.3%

Total
Commissions, brokerage and other underwriting expenses	$323.1	$353.9	(8.7%)	$672.9	$689.9	(2.5%)

Expense ratio	30.2%	32.9%		30.5%	32.8%

Property. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs, partially offset by the impact of higher net premiums earned, as discussed above.

Casualty & other. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.  The decrease in commissions, brokerage and other underwriting expenses for the first six months of 2020 was partially offset by the impact of higher net premiums earned, as discussed above.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Underwriting (loss) profit	$(41.5)	$63.2	(165.7%)	$(73.4)	$105.8	(169.4%)

Combined ratio	112.6%	79.2%		111.3%	82.7%

Casualty & other
Underwriting profit (loss)	$11.2	$12.7	(11.8%)	$(35.8)	$10.1	(454.5%)

Combined ratio	98.6%	98.4%		102.3%	99.3%

Total
Underwriting (loss) profit	$(30.3)	$75.9	(139.9%)	$(109.2)	$115.9	(194.2%)

Combined ratio	102.9%	92.9%		104.9%	94.5%

Property. The underwriting losses in the second quarter and first six months of 2020 compared with the underwriting profit in the comparable 2019 periods primarily reflect significantly higher catastrophe losses, primarily related to the Pandemic, as discussed above.

Casualty & other. The slight decrease in underwriting profit in the in the second quarter of 2020 from the second quarter of 2019, and the underwriting loss in the first six months of 2020 compared with the underwriting profit in the first six months of 2019 primarily reflect casualty-related Pandemic catastrophe losses, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2019 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended June 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$474.7	$101.2	$575.9
Net premiums written	300.0	91.5	391.5

Net premiums earned	241.5	82.4	323.9
Net loss and LAE:
Current year (excluding catastrophe losses)	131.9	49.0	180.9
Current year catastrophe losses	47.6	1.2	48.8
Prior years	16.5	—	16.5
Total net loss and LAE	196.0	50.2	246.2
Commissions, brokerage and other underwriting expenses	52.7	34.2	86.9
Underwriting (loss)(1)	$(7.2)	$(2.0)	$(9.2)

Loss ratio(2):
Current year (excluding catastrophe losses)	54.6%	59.5%	55.8%
Current year catastrophe losses	19.7%	1.5%	15.1%
Prior years	6.8%	(—%)	5.1%
Total net loss and LAE	81.1%	61.0%	76.0%
Expense ratio(3)	21.8%	41.5%	26.8%
Combined ratio(4)	102.9%	102.5%	102.8%

Three Months Ended June 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$372.4	$93.8	$466.2
Net premiums written	246.9	86.7	333.6

Net premiums earned	202.4	78.7	281.1
Net loss and LAE:
Current year (excluding catastrophe losses)	102.4	44.8	147.2
Current year catastrophe losses	15.7	0.6	16.3
Prior years	(12.5)	0.7	(11.8)
Total net loss and LAE	105.6	46.1	151.7
Commissions, brokerage and other underwriting expenses	57.9	32.5	90.4
Underwriting profit(1)	$38.9	$0.1	$39.0

Loss ratio(2):
Current year (excluding catastrophe losses)	50.6%	56.9%	52.4%
Current year catastrophe losses	7.8%	0.7%	5.8%
Prior years	(6.2%)	1.0%	(4.2%)
Total net loss and LAE	52.2%	58.6%	54.0%
Expense ratio(3)	28.6%	41.3%	32.2%
Combined ratio(4)	80.8%	99.9%	86.2%

Six Months Ended June 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$840.6	$186.7	$1,027.3
Net premiums written	544.5	169.7	714.2

Net premiums earned	470.9	164.3	635.2
Net loss and LAE:
Current year (excluding catastrophe losses)	240.0	98.0	338.0
Current year catastrophe losses	56.9	1.3	58.2
Prior years	15.0	0.2	15.2
Total net loss and LAE	311.9	99.5	411.4
Commissions, brokerage and other underwriting expenses	110.6	67.9	178.5
Underwriting profit (loss)(1)	$48.4	$(3.1)	$45.3

Loss ratio(2):
Current year (excluding catastrophe losses)	50.9%	59.6%	53.2%
Current year catastrophe losses	12.1%	0.8%	9.2%
Prior years	3.2%	0.1%	2.4%
Total net loss and LAE	66.2%	60.5%	64.8%
Expense ratio(3)	23.5%	41.3%	28.1%
Combined ratio(4)	89.7%	101.8%	92.9%

Six Months Ended June 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$671.4	$176.6	$848.0
Net premiums written	448.3	163.3	611.6

Net premiums earned	394.8	154.4	549.2
Net loss and LAE:
Current year (excluding catastrophe losses)	197.3	86.9	284.2
Current year catastrophe losses	18.8	0.8	19.6
Prior years	(16.2)	3.4	(12.8)
Total net loss and LAE	199.9	91.1	291.0
Commissions, brokerage and other underwriting expenses	111.4	63.1	174.5
Underwriting profit(1)	$83.5	$0.2	$83.7

Loss ratio(2):
Current year (excluding catastrophe losses)	49.9%	56.3%	51.7%
Current year catastrophe losses	4.8%	0.5%	3.6%
Prior years	(4.1%)	2.2%	(2.3%)
Total net loss and LAE	50.6%	59.0%	53.0%
Expense ratio(3)	28.2%	40.8%	31.8%
Combined ratio(4)	78.8%	99.8%	84.9%

(1)

Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, noninsurance revenue, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$474.7	$372.4	27.5%	$840.6	$671.4	25.2%
Net premiums written	300.0	246.9	21.5%	544.5	448.3	21.5%
Net premiums earned	241.5	202.4	19.3%	470.9	394.8	19.3%
CapSpecialty
Premiums written:
Gross premiums written	$101.2	$93.8	7.9%	$186.7	$176.6	5.7%
Net premiums written	91.5	86.7	5.5%	169.7	163.3	3.9%
Net premiums earned	82.4	78.7	4.7%	164.3	154.4	6.4%
Total
Premiums written:
Gross premiums written	$575.9	$466.2	23.5%	$1,027.3	$848.0	21.1%
Net premiums written	391.5	333.6	17.4%	714.2	611.6	16.8%
Net premiums earned	323.9	281.1	15.2%	635.2	549.2	15.7%

RSUI. The increases in gross premiums written in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, directors’ and officers’ liability and umbrella/excess lines of business.

The increases in net premiums earned in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect growth in the professional liability lines of business, due to increases in business opportunities, CapSpecialty’s expanded product offerings and the impact of CapSpecialty’s purchase in September 2019 of certain renewal rights to a small lawyer’s professional liability block of business, partially offset by a curtailment of certain unprofitable broker relationships.

The increases in net premiums earned in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$131.9	$102.4	28.8%	$240.0	$197.3	21.6%
Current year catastrophe losses	47.6	15.7	203.2%	56.9	18.8	202.7%
Prior years	16.5	(12.5)	(232.0%)	15.0	(16.2)	(192.6%)
Total net loss and LAE	$196.0	$105.6	85.6%	$311.9	$199.9	56.0%

Loss ratio:
Current year (excluding catastrophe losses)	54.6%	50.6%		50.9%	49.9%
Current year catastrophe losses	19.7%	7.8%		12.1%	4.8%
Prior years	6.8%	(6.2%)		3.2%	(4.1%)
Total net loss and LAE	81.1%	52.2%		66.2%	50.6%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$49.0	$44.8	9.4%	$98.0	$86.9	12.8%
Current year catastrophe losses	1.2	0.6	100.0%	1.3	0.8	62.5%
Prior years	—	0.7	(100.0%)	0.2	3.4	(94.1%)
Total net loss and LAE	$50.2	$46.1	8.9%	$99.5	$91.1	9.2%

Loss ratio:
Current year (excluding catastrophe losses)	59.5%	56.9%		59.6%	56.3%
Current year catastrophe losses	1.5%	0.7%		0.8%	0.5%
Prior years	(—%)	1.0%		0.1%	2.3%
Total net loss and LAE	61.0%	58.6%		60.5%	59.0%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$180.9	$147.2	22.9%	$338.0	$284.2	18.9%
Current year catastrophe losses	48.8	16.3	199.4%	58.2	19.6	196.9%
Prior years	16.5	(11.8)	(239.8%)	15.2	(12.8)	(218.8%)
Total net loss and LAE	$246.2	$151.7	62.3%	$411.4	$291.0	41.4%

Loss ratio:
Current year (excluding catastrophe losses)	55.9%	52.4%		53.2%	51.7%
Current year catastrophe losses	15.1%	5.8%		9.2%	3.6%
Prior years	5.1%	(4.2%)		2.4%	(2.3%)
Total net loss and LAE	76.0%	54.0%		64.8%	53.0%

RSUI. The increases in net loss and LAE in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the impact of higher net premiums earned, unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in the comparable 2019 periods, and higher catastrophe losses. Unfavorable prior accident year loss reserve development in the second quarter and first six months of 2020 is due to the professional liability lines of business in the 2017, 2018 and 2019 accident years, partially offset by favorable prior accident year loss reserve development in certain other liability lines of business.

Catastrophe losses in the second quarter and first six months of 2020 include $20.3 million of Pandemic losses, which primarily relate to business interruption and related estimated legal expenses.  The remaining catastrophe losses relate primarily to severe weather and flooding in the Southeastern U.S. and a tornado in Tennessee. Catastrophe losses in the second quarter and first six months of 2019 primarily relate to severe weather and flooding in the Midwestern U.S.

Net loss and LAE in the second quarter and first six months of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
	($ in millions)
Casualty	$16.5	(1)	$(12.1)	(2)	$15.5	(1)	$(17.7)	(2)
Property and other	—		(0.4)		(0.5)		1.5	(3)
Total	$16.5		$(12.5)		$15.0		$(16.2)

(1)

Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2017, 2018 and 2019 accident years, partially offset by favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years.

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

The unfavorable prior accident year loss reserve development in the second quarter and first six months of 2020 reflect unfavorable loss emergence compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first six months of 2020 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2020.

CapSpecialty. The increases in net loss and LAE in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the impact of higher net premiums earned and higher current accident year losses, partially offset by unfavorable prior accident year loss reserve development in the 2019 periods.

Net loss and LAE in the second quarter of 2019 includes unfavorable prior accident year loss reserve development primarily related to the professional liability lines of business in the 2016 accident year. Net loss and LAE in the first six months of 2019 also include unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$52.7	$57.9	(9.0%)	$110.6	$111.4	(0.7%)

Expense ratio	21.8%	28.6%		23.5%	28.2%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$34.2	$32.5	5.2%	$67.9	$63.1	7.6%

Expense ratio	41.5%	41.3%		41.3%	40.8%

Total
Commissions, brokerage and other underwriting expenses	$86.9	$90.4	(3.9%)	$178.5	$174.5	2.3%

Expense ratio	26.8%	32.2%		28.1%	31.8%

RSUI. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs, partially offset by the impact of higher net premiums earned, as discussed above.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the impact of higher net premiums earned and investments in technology.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Underwriting (loss) profit	$(7.2)	$38.9	(118.5%)	$48.4	$83.5	(42.0%)

Combined ratio	102.9%	80.8%		89.7%	78.8%

CapSpecialty
Underwriting (loss) profit	$(2.0)	$0.1	(2,100.0%)	$(3.1)	$0.2	(1,650.0%)

Combined ratio	102.5%	99.9%		101.8%	99.8%

Total
Underwriting (loss) profit	$(9.2)	$39.0	(123.6%)	$45.3	$83.7	(45.9%)

Combined ratio	102.8%	86.2%		92.9%	84.8%

RSUI. The underwriting loss in the second quarter of 2020 compared with the underwriting profit in the second quarter of 2019 and the decrease in underwriting profit in first six months of 2020 from the first six months of 2019, primarily reflect higher catastrophe losses and significant net unfavorable prior accident year loss reserve development in the professional liability lines of business, partially offset by the impact of higher net premiums earned and lower commissions, brokerage and other underwriting expenses, all as discussed above.

CapSpecialty. The underwriting losses in the second quarter and first six months of 2020 compared with the underwriting profits in the second quarter and first six months of 2019 primarily reflect higher current accident year losses and, to a lesser extent, higher commissions, brokerage and other underwriting expenses, partially offset by unfavorable prior accident year loss reserve development in the 2019 periods, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Net investment income	$115.4	$138.3	(16.6%)	$225.0	$256.3	(12.2%)
Change in the fair value of equity securities	242.2	143.3	69.0%	(279.4)	532.4	(152.5%)
Net realized capital gains	(10.1)	12.2	(182.8%)	35.1	16.2	116.7%
Change in allowance for credit losses on available for sale securities	16.6	—	(—%)	(14.1)	(10.0)	41.0%

Net investment income. The decreases in net investment income in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect decreases in interest income arising from the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities.  To a lesser extent, the decreases in net investment income reflect lower dividend income from reductions in our equity security portfolio and, for the first six months of 2020, lower partnership income due to the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships.

Change in the fair value of equity securities. The changes in the fair value of equity securities in the first six months of 2020 reflect depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions, as discussed above. The change in the fair value of equity securities in the second quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated.  The changes in the fair value of equity securities in the second quarter and first six months of 2019 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors.

Net realized capital gains. The net realized loss in the second quarter compared with net realized capital gains in the second quarter of 2019 primarily reflects losses realized from the sale of our debt securities. The higher net realized capital gains in the first six months of 2020 from the first six months of 2019 primarily reflects significant gains realized from the sale of our debt securities earlier in 2020.

Change in allowance for credit losses on available for sale securities. The change in allowance for credit losses on AFS securities in the first six months of 2020 reflect $14.1 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost.  The $14.1 million is net of a $16.6 million reduction of credit losses on AFS securities in the second quarter of 2020, arising primarily from improved bond market conditions and bond sales.  The change in allowance for credit losses on AFS securities in the first six months of 2019 reflect $10.0 million, primarily related to the energy sector and the deterioration of creditworthiness of the issuers.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three and six months ended June 30, 2020.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and Wilbert; (ii) non-industrial operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level, which include certain hotel development projects. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert were included in our consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting and was included in other assets.

The following table presents the results of the Alleghany Capital segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$280.6	$202.6	$—	$483.2	$318.3	$275.1	$0.3	$593.7
Net investment income	—	—	—	—	1.4	(0.2)	(0.3)	0.9
Net realized capital gains	0.1	—	16.3	16.4	0.2	—	—	0.2
Total revenues	$280.7	$202.6	$16.3	$499.6	$319.9	$274.9	$—	$594.8
Other operating expenses(1)	271.5	197.9	4.2	473.6	290.0	252.2	6.1	548.3
Amortization of intangible assets	4.0	7.9	—	11.9	3.9	4.5	—	8.4
Interest expense	2.5	1.7	0.1	4.3	3.1	1.6	—	4.7
Earnings (losses) before income taxes	$2.7	$(4.9)	$12.0	$9.8	$22.9	$16.6	$(6.1)	$33.4

Earnings (losses) before income taxes	$2.7	$(4.9)	$12.0	$9.8	$22.9	$16.6	$(6.1)	$33.4
Less: net realized capital gains	(0.1)	—	(16.3)	(16.4)	(0.2)	—	—	(0.2)
Add: amortization of intangible assets	4.0	7.9	—	11.9	3.9	4.5	—	8.4
Adjusted earnings (losses) before income taxes(2)	$6.6	$3.0	$(4.3)	$5.3	$26.6	$21.1	$(6.1)	$41.6

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$523.1	$417.3	$0.1	$940.5	$578.4	$520.0	$0.3	$1,098.7
Net investment income	1.8	—	—	1.8	2.4	(0.2)	—	2.2
Net realized capital gains	5.3	(0.2)	16.3	21.4	0.6	—	—	0.6
Total revenues	$530.2	$417.1	$16.4	$963.7	$581.4	$519.8	$0.3	$1,101.5
Other operating expenses(1)	508.4	411.7	4.2	924.3	534.4	468.3	11.1	1,013.8
Amortization of intangible assets	7.4	13.8	—	21.2	6.4	8.7	—	15.1
Interest expense	4.5	4.2	(0.6)	8.1	6.0	3.1	(0.1)	9.0
Earnings (losses) before income taxes	$9.9	$(12.6)	$12.8	$10.1	$34.6	$39.7	$(10.7)	$63.6

Earnings (losses) before income taxes	$9.9	$(12.6)	$12.8	$10.1	$34.6	$39.7	$(10.7)	$63.6
Less: net realized capital gains	(5.3)	0.2	(16.3)	(21.4)	(0.6)	—	—	(0.6)
Add: amortization of intangible assets	7.4	13.8	—	21.2	6.4	8.7	—	15.1
Adjusted earnings (losses) before income taxes(2)	$12.0	$1.4	$(3.5)	$9.9	$40.4	$48.4	$(10.7)	$78.1

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $1.6 million and $1.0 million for the second quarter of 2020 and 2019, respectively, and $4.4 million and $1.4 million for the first six months of 2020 and 2019, respectively.

(2)

Adjusted earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted earnings before income taxes represents noninsurance revenue and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three and six months ended June 30, 2020 and 2019 are presented in the table below:

	Three Months Ended June 30,
	2020				2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$542.0	$468.4	$(9.7)	$1,000.7	$467.0	$437.6	$(42.4)	$862.2
Earnings (losses) before income taxes	2.7	(4.9)	12.0	9.8	22.9	16.6	(6.1)	33.4
Income taxes(1)	0.8	(0.1)	1.0	1.7	(0.8)	(0.4)	(5.3)	(6.5)
Net (losses) earnings attributable to noncontrolling interests(2)	(0.9)	1.8	—	0.9	(3.8)	(5.6)	—	(9.4)
Capital contributions (returns of capital) and other	62.4	(4.8)	(57.5)	0.1	30.7	(37.6)	7.1	0.2
Equity, end of period	$607.0	$460.4	$(54.2)	$1,013.2	$516.0	$410.6	$(46.7)	$879.9

	Six Months Ended June 30,
	2020				2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total(1)
	($ in millions)
Equity, beginning of period	$523.3	$410.6	$(33.0)	$900.9	$462.5	$443.3	$(44.2)	$861.6
Earnings (losses) before income taxes	9.9	(12.6)	12.8	10.1	34.6	39.7	(10.7)	63.6
Income taxes(1)	(0.7)	(0.1)	1.4	0.6	(0.9)	(1.7)	(10.7)	(13.3)
Net (losses) earnings attributable to noncontrolling interests(2)	(0.9)	2.1	—	1.2	(6.0)	(11.0)	—	(17.0)
Capital contributions (returns of capital) and other(3)	75.4	60.4	(35.4)	100.4	25.8	(59.7)	18.9	(15.0)
Equity, end of period	$607.0	$460.4	$(54.2)	$1,013.2	$516.0	$410.6	$(46.7)	$879.9

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended June 30, 2020 was ($0.2) million and $1.0 million, respectively, and for the three months ended June 30, 2019 was ($5.0) million and ($3.5) million, respectively, and for the six months ended June 30, 2020 was ($1.7) million and $2.6 million, respectively, and for the six months ended June 30, 2019 was ($7.3) million and ($8.3) million, respectively.

(2)

During the first six months of 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 24 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

(3)

For the six months ended June 30, 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares for its acquisition of a plush toy manufacturer that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital for its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020. For the six months ended June 30, 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer in June 2019.

Noninsurance revenue. The decreases in noninsurance revenue in the second quarter and first six months of 2020 from the comparable 2019 periods reflect decreases in non-industrial and industrial operations.

The decreases in non-industrial noninsurance revenue reflect lower sales at Jazwares, IPS and Concord.  The decreases at Jazwares are due to the acquisition of a major new video game license in the fourth quarter of 2018, which positively impacted sales in the second quarter and first six months of 2019 and, to a lesser extent, Pandemic-related temporary shelter in place orders, disruptions to shipping schedules and store closures in the second quarter and first six months of 2020.  Typically, the first six months of the year is a seasonal low for the sale of toys.  The decreases at IPS are due to Pandemic-related shelter in place orders, customer site closures and additional safety measures and related delays in construction projects.  The decreases at Concord are due to Pandemic-related travel restrictions and shelter in place requirements.

The decrease in industrial noninsurance revenue primarily reflects the timing of revenue recognition on certain large construction projects at W&W|AFCO Steel and, to a lesser extent, the impact of Pandemic-related shelter in place orders, safety measures undertaken and customer site closures during the second quarter and first six months of 2020, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Net investment income. The decreases in net investment income in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect a cessation of equity income from Wilbert upon Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Net realized capital gains.  Net realized capital gains in the second quarter and first six months of 2020 primarily reflect the $16.3 million Wilbert Remeasurement Gain. In addition, the first six months of 2020 include realized gains from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The decreases in other operating expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect decreases in costs related to declines in revenues in non-industrial and industrial operations, as described above, partially offset by the cost of Pandemic-related safety measures undertaken during the second quarter and first six months of 2020 and an increase in finders’ fees, legal and accounting costs and other transaction-related expenses.  The decreases in other operating expenses also reflects lower incentive compensation accruals in Alleghany Capital’s corporate operations due to a decline in overall financial performance.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Interest expense. The decreases in interest expense in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower overall borrowings to support working capital needs, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Earnings (losses) before income taxes. The decreases in earnings before income taxes in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower earnings before income taxes in the industrial and non-industrial operations, partially offset by the Wilbert Remeasurement Gain and lower incentive compensation accruals in Alleghany Capital’s corporate operations.  The decrease in industrial and non-industrial earnings before income taxes reflect the impact of lower sales and margins, particularly at Jazwares and W&W|AFCO Steel, due to the impact of the Pandemic, including shelter in place orders, customer site closures and supply disruptions, the cost of Pandemic-related safety measures and higher amortization of intangible assets, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	3.3	3.5	3.9	7.3
Change in the fair value of equity securities	—	0.4	(1.4)	3.6
Net realized capital gains	(44.4)	—	(81.6)	—
Change in allowance for credit losses on available for sale securities	0.4	—	(0.3)	—
Noninsurance revenue	1.2	3.6	4.5	7.3
Total revenues	(39.5)	7.5	(74.9)	18.2

Net loss and loss adjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	3.4	7.0	9.6	14.3
Corporate administration	18.1	24.2	5.8	42.5
Amortization of intangible assets	—	—	—	—
Interest expense	11.1	13.6	19.0	26.1
(Losses) before income taxes	$(72.1)	$(37.3)	$(109.3)	$(64.7)

Net investment income. The decreases in net investment income in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower interest from lower partnership income.

Change in the fair value of equity securities. In the first quarter of 2019, a substantial portion of our investment portfolio at the Alleghany parent company-level was reallocated from equity securities to debt securities.  The change in the fair value of equity securities in the first six months of 2020 reflects significant depreciation in the value of equity securities that remain at the Alleghany parent company-level due primarily to the impact of the Pandemic, as discussed above. The change in the fair value of equity securities in the first six months of 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector.

Net realized capital gains. The net realized capital losses in the second quarter and first six months of 2020 primarily reflect $44.5 million and $74.4 million impairment charges from the write-down of SORC oil field assets.  SORC’s oil field assets are held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs to sell.  As of June 30, 2020, SORC’s stockholder’s equity was $26.3 million, which consisted primarily of deferred tax assets and current taxes receivable.  The net realized capital losses in the first six months of 2020 also include a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020.  See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on this early redemption.

Noninsurance revenue. The decreases in noninsurance revenue in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect lower energy sales at SORC.

Other operating expenses. The decreases in other operating expenses in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect reduced costs at SORC.

Corporate administration. The decreases in corporate administration expense in the second quarter and first six months of 2020 from the comparable 2019 periods reflect significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impacts of depreciation of Alleghany stock price and lower consolidated net earnings attributable to Alleghany stockholders, as discussed above.

Interest expense. The decreases in interest expense in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the impact of the early redemption of certain senior notes on January 15, 2020, partially offset by the issuance of certain senior notes on May 18, 2020. See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail.

(Losses) before income taxes. The increases in losses before income taxes in the second quarter and first six months of 2020 from the comparable 2019 periods primarily reflect the write-down of SORC oil field assets, partially offset by the impact of lower Alleghany parent company long-term incentive compensation accruals, all as discussed above. In addition, the increase in losses before income taxes in the first six months of 2020 reflects a realized loss on early redemption of certain senior notes in the first quarter of 2020, as discussed above.

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

	As of June 30, 2020			As of December 31, 2019
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$1,919.9	$(470.3)	$1,449.6	$1,965.5	$(604.3)	$1,361.2
Casualty & other(1)	7,400.0	(313.6)	7,086.4	7,358.3	(303.2)	7,055.1
	9,319.9	(783.9)	8,536.0	9,323.8	(907.5)	8,416.3
Insurance Segment
Property	397.8	(128.1)	269.7	409.0	(142.2)	266.8
Casualty(2)	2,209.9	(559.6)	1,650.3	2,075.3	(537.3)	1,538.0
Workers' Compensation	2.1	—	2.1	2.3	—	2.3
All other(3)	190.4	(67.7)	122.7	183.7	(62.6)	121.1
	2,800.2	(755.4)	2,044.8	2,670.3	(742.1)	1,928.2
Eliminations	(68.8)	68.8	—	(65.7)	65.7	—
Total	$12,051.3	$(1,470.5)	$10,580.8	$11,928.4	$(1,583.9)	$10,344.5

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

Changes in Gross and Net Loss and LAE Reserves between June 30, 2020 and December 31, 2019. Gross and net loss and LAE reserves as of June 30, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first six months of 2020, partially offset by payments on catastrophe losses incurred primarily in 2017, 2018 and 2019 and favorable prior accident year loss reserve development, all as discussed above.

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

As of June 30, 2020, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,539.7 million, consisting of $1,470.5 million of ceded outstanding loss and LAE and $76.1 million of recoverables on paid losses, less $6.9 million of an allowance for credit losses.  See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and LAE reserves, fair value measurements of certain financial assets, changes in allowance for credit losses on available for sale securities, goodwill and other intangible assets and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations and cash flows would be affected, possibly materially.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2019 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2020, we held total marketable securities and cash of $1,241.9 million, compared with $1,283.3 million as of December 31, 2019. The decrease in marketable securities and cash in the first six months of 2020 primarily reflects the redemption of certain senior notes and a special dividend paid in the first quarter of 2020, as discussed below, as well as depreciation in the value of the equity securities portfolio held at the holding company-level, as discussed above, as well as contributions to Alleghany Capital to fund the acquisitions of Wilbert and acquisitions made by Jazwares and PCT, partially offset by the issuance of the 2030 Senior Notes, as discussed below, and the receipt of dividends from TransRe and RSUI. The $1,241.9 million is composed of $785.3 million at the Alleghany parent company, $411.9 million at AIHL and $44.7 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2020.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.5 billion as of June 30, 2020, compared with approximately $8.8 billion as of December 31, 2019. The decrease in stockholders’ equity in the first six months of 2020 primarily reflects net losses attributable to Alleghany stockholders, as discussed above, as well as a special dividend and repurchases of our common stock, all as discussed below. As of June 30, 2020, we had 14,311,952 shares of our common stock outstanding, compared with 14,364,628 shares of our common stock outstanding as of December 31, 2019.

Debt. On May 18, 2020, we completed a public offering of $500.0 million aggregate principal of our 3.625% senior notes due on May 15, 2030, or the “2030 Senior Notes.”  The 2030 Senior Notes are unsecured and unsubordinated general obligations of Alleghany.  Interest on the 2030 Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year.  The terms of the 2030 Senior Notes permit redemption prior to maturity.  The indenture under which the 2030 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL, TransRe or RSUI.  The 2030 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $494.8 million, and an effective yield of approximately 3.64 percent.  Approximately $4.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2030 Senior Notes.

On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020, or the “2020 Senior Notes,” and on January 15, 2020, we redeemed the 2020 Senior Notes.  See Note 11(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information on our senior notes and our early redemption of debt.

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

There were no borrowings under the Credit Agreement from inception through June 30, 2020.

Common Stock Repurchases. In June 2018, our Board of Directors authorized the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of June 30, 2020, we had $582.9 million remaining under our repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Shares repurchased	—	19,246	62,540	148,813
Cost of shares repurchased (in millions)	$—	$12.7	$44.3	$93.2
Average price per share repurchased	$—	$658.09	$707.84	$625.96

Special Dividend. In February 2020, our Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 15, 2020, we paid dividends to stockholders totaling $215.0 million.

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on Pillar Investments as of June 30, 2020.

See Note 9(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding variable interest entities.

Investments in Commercial Mortgage Loans. As of June 30, 2020 and December 31, 2019, the carrying value of our commercial mortgage loan portfolio was $685.4 million and $686.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of June 30, 2020.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2020.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $438.3 million as of June 30, 2020, which is generally used to support working capital needs and to help finance acquisitions. The $438.3 million included:

•

$161.6 million of borrowings by Jazwares under its available credit facilities and borrowings incurred and assumed from its acquisition of Wicked Cool Toys, LLC in October 2019 and its acquisition of Kelly Toys Holdings, LLC in April 2020;

•	$74.4 million of borrowings by Wilbert under its available credit facility and term loans;
•

$65.2 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•

$58.0 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in February 2018);

•	$43.6 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and
•

$35.5 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

With respect to corporate activities, SORC has relied on Alleghany almost entirely to support its operations. From its formation in 2011 through June 30, 2020, we have invested $275.9 million in SORC.

Hotel Development Commitments.  In the first six months of 2020, Alleghany Capital invested $0.8 million in certain hotel development projects.  The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary.  As of June 30, 2020, we guaranteed up to $5.6 million of debt of these entities to certain third party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to preserve principal and maintain liquidity while trying to maximize our risk-adjusted, after-tax rate of return. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies.  In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2020 and December 31, 2019 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2020. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our debt securities portfolio as of June 30, 2020.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s sensitivity to changes in interest rates. In this regard, as of June 30, 2020 and December 31, 2019, our debt securities portfolio had an effective duration of approximately 4.5 years and 4.2 years, respectively. The increase in duration during the first six months of 2020 primarily reflects a decline in risk-free interest rates and a related decrease in the likelihood that many of our municipal bonds and mortgage-backed securities will be prepaid.  As of June 30, 2020, approximately $4.0 billion, or 27 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of June 30, 2020, our invested assets decreased to approximately $18.6 billion from approximately $18.9 billion as of December 31, 2019, primarily reflecting depreciation in the value of our equity securities portfolio, the early redemption of our 2020 Senior Notes, the special dividend payment and repurchases of shares of our common stock, all as discussed above, partially offset by appreciation in the value of our debt securities portfolio and net proceeds from the issuance of our 2030 Senior Notes. The appreciation in the value of our debt securities portfolio reflects a decrease in risk-free interest rates in the first six months of 2020, partially offset by an increase in credit spreads.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$17,509.1	$17,509.1	$17,632.3	$17,632.3

Liabilities
Senior notes and other debt(2)	$2,017.9	$2,283.2	$1,751.1	$1,962.7

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

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2020 and December 31, 2019.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2020, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$—	$—	$2.6	$8.5	$118.2	$75.7	$27.9	$19.7	$252.6	$17.4	$270.0
Texas	14.8	—	0.2	5.2	8.1	35.8	63.4	1.9	129.4	63.2	192.6
California	11.5	40.1	—	7.3	2.5	15.3	42.0	—	118.7	62.5	181.2
Massachusetts	16.2	5.6	7.9	—	27.5	1.3	21.9	0.3	80.7	61.0	141.7
Pennsylvania	6.1	1.5	9.8	—	—	31.9	4.2	31.3	84.8	44.4	129.2
Ohio	35.9	1.2	—	1.2	2.2	0.3	10.7	9.3	60.8	30.7	91.5
Florida	—	0.3	4.7	—	11.4	42.5	6.8	9.8	75.5	11.1	86.6
Washington	—	—	1.9	—	3.3	10.9	22.2	2.4	40.7	45.1	85.8
Utah	5.8	—	—	—	17.7	18.6	17.4	—	59.5	6.5	66.0
South Carolina	—	—	—	1.2	2.2	—	5.7	43.1	52.2	12.4	64.6
All other states	105.7	67.1	38.2	70.9	56.1	52.5	154.1	67.3	611.9	207.8	819.7
Total	$196.0	$115.8	$65.3	$94.3	$249.2	$284.8	$376.3	$185.1	$1,566.8	$562.1	2,128.9
Total advanced refunded / escrowed maturity funds											257.3
Total municipal bonds											$2,386.2

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of June 30, 2020 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2020 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$17,247.8	$16,419.6	$15,654.1	$14,950.0	$14,271.3	$13,609.0	$12,984.1
Estimated change in fair value	2,297.8	1,469.6	704.1	—	(678.7)	(1,341.0)	(1,965.9)

Liabilities:
Senior notes and other debt, fair value	$2,894.9	$2,658.7	$2,456.6	$2,283.2	$2,133.1	$2,001.9	$1,887.6
Estimated change in fair value	611.7	375.5	173.4	—	(150.1)	(281.3)	(395.6)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2020 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2020
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$1,439.1	20% Increase	$1,726.9	2.7%
	20% Decrease	1,151.2	(2.7%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $332.9 million as of June 30, 2020.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of June 30, 2020, the largest foreign currency net liability exposures for these foreign operations were the Japanese Yen and Brazilian Real, and the largest foreign currency net asset exposures for these foreign operations was the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2020 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2020
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(135.0)	(1)	20% Increase	($162.0)	(0.3%)
		20% Decrease	(108.0)	0.3%

(1)	Denotes a net liability position as of June 30, 2020.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that the impact of the COVID-19 global pandemic will continue to materially affect our businesses, results of operations, financial condition and liquidity. On March 11, 2020, the World Health Organization declared the global spread of a novel coronavirus (COVID-19) to be a pandemic and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States to be a national emergency. The COVID-19 global pandemic, or the “Pandemic,” and mitigation efforts by governments to attempt to control its spread have significantly impacted the global economy and our results of operations. We began to experience a negative impact on our results of operations arising from the Pandemic in the first quarter 2020 and that impact continued throughout the second quarter of 2020, and we expect it to continue to negatively affect our future results of operations in future periods, including in the third quarter of 2020. The duration and extent of the impact of the Pandemic on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and vendors. Given the scope and magnitude of the Pandemic, all of its direct and indirect consequences are not yet known and may not emerge for some time. The ongoing Pandemic presents risks and uncertainties to our operating businesses and investments, which could have a material adverse effect on our businesses, results of operations, financial condition and liquidity, including the following:

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

•

Investments in Debt Securities, Equity Securities and Other Invested Assets. The fair value of our investments in debt, equity securities and certain other invested assets fluctuates depending on general economic and market conditions. In the first six months of 2020, the Pandemic had a significant negative impact on financial markets, and consequently the fair value of our equity securities depreciated by $280.8 million, and we recorded $14.4 million of losses through a credit allowance for available for sale debt securities. Due to the unprecedented nature of the Pandemic and related uncertainty, it is probable that financial markets, and by extension the value of our investment portfolio, will remain volatile until more clarity is available around the economic impact of the Pandemic. Prospectively, the sensitivity of the value of our investment portfolio relative to changes in broader financial markets can be approximated by the market beta of our equity holdings and the effective duration of our debt securities.  As of June 30, 2020, the market beta and effective duration of our equity and debt securities were 0.9 and 4.5 years, respectively. A market beta of 0.9 suggests that, over time, the portfolio is expected to move consistently with the stock market, and a duration of 4.5 years suggests that, for a 1% move in interest rates, the fixed income portfolio should appreciate or depreciate by 4.5 percent.

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

•

Oil and Gas Price Volatility. Market prices for oil and gas collapsed in the first six months of 2020 as the combination of the Pandemic and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude. The price shock has adversely affected the results, prospects and values of our investments in energy-related businesses, including Alleghany’s wholly-owned subsidiary SORC, which businesses are likely to remain pressured until the uncertainty around the Pandemic and the price of energy products abates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended June 30, 2020:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 to April 30	—	$—	—	$582.9
May 1 to May 31	—	—	—	582.9
June 1 to June 30	—	—	—	582.9
Total	—	—	—

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

4.1

Fourth Supplemental Indenture, dated as of May 18, 2020, by and between Alleghany Corporation and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on May 18, 2020, is incorporated herein by reference.

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: August 4, 2020	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Senior Vice President and chief financial officer
(principal financial officer)