Form 10-Q
period 2020-09-30
ALLEGHANY CORP /DE
filed 2020-11-03
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

14,130,399 Shares, par value $1.00 per share, as of October 26, 2020

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2020 – $1,650,797; 2019 – $1,625,256)	$2,163,350	$2,505,496
Debt securities (amortized cost: 2020 – $14,931,902; 2019 – $13,798,576;
allowance for credit losses: 2020 – $5,450)	15,579,894	14,211,745
Short-term investments	636,130	914,776
	18,379,374	17,632,017
Commercial mortgage loans	691,881	686,206
Other invested assets	445,828	573,605
Total investments	19,517,083	18,891,828
Cash	1,230,579	1,179,098
Accrued investment income	94,938	96,516
Premium balances receivable	1,092,284	948,010
Reinsurance recoverables	1,696,996	1,681,962
Ceded unearned premiums	310,799	248,153
Deferred acquisition costs	574,662	522,577
Property and equipment at cost, net of accumulated depreciation and amortization	270,178	205,397
Goodwill	612,394	523,021
Intangible assets, net of amortization	799,010	685,953
Current taxes receivable	—	4,081
Net deferred tax assets	6,046	5,860
Funds held under reinsurance agreements	808,343	755,515
Other assets	1,439,259	1,183,633
Total assets	$28,452,571	$26,931,604

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$12,681,515	$11,928,359
Unearned premiums	2,888,553	2,566,170
Senior notes and other debt	2,041,610	1,751,113
Reinsurance payable	201,486	188,399
Current taxes payable	5,773	—
Other liabilities	1,800,360	1,516,076
Total liabilities	19,619,297	17,950,117
Redeemable noncontrolling interests	236,879	204,753
Common stock (shares authorized: 2020 and 2019 – 22,000,000; shares issued: 2020 and 2019 – 17,459,961)	17,460	17,460
Contributed capital	3,609,789	3,608,638
Accumulated other comprehensive income	375,310	171,350
Treasury stock, at cost (2020 – 3,279,342 shares; 2019 – 3,095,333 shares)	(1,565,426)	(1,455,877)
Retained earnings	6,159,262	6,435,163
Total stockholders’ equity attributable to Alleghany stockholders	8,596,395	8,776,734
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$28,452,571	$26,931,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended
	September 30,
	2020	2019
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,556,859	$1,389,981
Net investment income	129,265	147,829
Change in the fair value of equity securities	92,799	(16,691)
Net realized capital gains	16,751	3,957
Change in allowance for credit losses on available for sale securities	3,454	(3,597)
Noninsurance revenue	723,785	638,478
Total revenues	2,522,913	2,159,957

Costs and Expenses
Net loss and loss adjustment expenses	1,173,655	907,736
Commissions, brokerage and other underwriting expenses	464,522	449,519
Other operating expenses	669,423	617,326
Corporate administration	12,871	22,276
Amortization of intangible assets	11,223	8,095
Interest expense	23,319	25,703
Total costs and expenses	2,355,013	2,030,655

Earnings before income taxes	167,900	129,302
Income taxes	30,253	28,010
Net earnings	137,647	101,292
Net earnings attributable to noncontrolling interest	11,125	10,860
Net earnings attributable to Alleghany stockholders	$126,522	$90,432

Net earnings	$137,647	$101,292
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of $20,504 and $22,918 in 2020 and 2019, respectively	77,133	86,215
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($1,687) and ($1,301) for 2020 and 2019, respectively	(6,345)	(4,892)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,219 and ($2,749) for 2020 and 2019, respectively	12,109	(10,343)
Retirement plans	420	322
Comprehensive income	220,964	172,594
Comprehensive income attributable to noncontrolling interests	11,125	10,860
Comprehensive income attributable to Alleghany stockholders	$209,839	$161,734

Basic earnings per share attributable to Alleghany stockholders	$8.86	$6.27
Diluted earnings per share attributable to Alleghany stockholders	8.86	6.27

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$4,396,147	$4,043,298
Net investment income	359,938	413,623
Change in the fair value of equity securities	(187,991)	519,322
Net realized capital gains	(8,323)	20,753
Change in allowance for credit losses on available for sale securities	(10,900)	(13,617)
Noninsurance revenue	1,684,335	1,756,507
Total revenues	6,233,206	6,739,886

Costs and Expenses
Net loss and loss adjustment expenses	3,225,461	2,497,037
Commissions, brokerage and other underwriting expenses	1,315,935	1,313,961
Other operating expenses	1,646,390	1,701,218
Corporate administration	17,143	67,612
Amortization of intangible assets	32,884	23,790
Interest expense	63,869	74,363
Total costs and expenses	6,301,682	5,677,981

(Losses) earnings before income taxes	(68,476)	1,061,905
Income taxes	(21,111)	207,878
Net (losses) earnings	(47,365)	854,027
Net earnings attributable to noncontrolling interest	9,953	27,909
Net (losses) earnings attributable to Alleghany stockholders	$(57,318)	$826,118

Net (losses) earnings	$(47,365)	$854,027
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of $56,401 and $117,548 in 2020 and 2019, respectively	212,175	442,205
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($6,051) and ($2,723) for 2020 and 2019, respectively	(22,761)	(10,246)
Change in unrealized currency translation adjustment, net of deferred taxes of $3,506 and ($2,141) for 2020 and 2019, respectively	13,190	(8,054)
Retirement plans	1,356	1,363
Comprehensive income	156,595	1,279,295
Comprehensive income attributable to noncontrolling interests	9,953	27,909
Comprehensive income attributable to Alleghany stockholders	$146,642	$1,251,386

Basic (losses) earnings per share attributable to Alleghany stockholders	$(4.01)	$57.18
Diluted (losses) earnings per share attributable to Alleghany stockholders	(4.43)	57.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Stockholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2019
(17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net (losses)	—	—	—	—	(361,218)	(361,218)	(254)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	517	—	—	517	—
Change in unrealized appreciation of investments, net	—	—	(287,477)	—	—	(287,477)	—
Change in unrealized currency translation adjustment, net	—	—	(13,733)	—	—	(13,733)	—
Comprehensive (loss)	—	—	(300,693)	—	(361,218)	(661,911)	(254)
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(44,268)	—	(44,268)	—
Other, net	—	1,499	—	3,591	—	5,090	3,862
Balance as of March 31, 2020
(17,459,961 shares of common stock issued; 3,150,279 in treasury)	17,460	3,610,137	(129,343)	(1,496,554)	5,855,362	7,857,062	208,361
Add (deduct):
Net earnings (losses)	—	—	—	—	177,378	177,378	(918)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	419	—	—	419	—
Change in unrealized appreciation of investments, net	—	—	406,103	—	—	406,103	—
Change in unrealized currency translation adjustment, net	—	—	14,814	—	—	14,814	—
Comprehensive income (loss)	—	—	421,336	—	177,378	598,714	(918)
Treasury stock repurchase	—	—	—	—	—	—	—
Other, net	—	(616)	—	1,079	—	463	20,463
Balance as of June 30, 2020
(17,459,961 shares of common stock issued; 3,148,009 in treasury)	17,460	3,609,521	291,993	(1,495,475)	6,032,740	8,456,239	227,906
Add (deduct):
Net earnings	—	—	—	—	126,522	126,522	11,125
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	420	—	—	420	—
Change in unrealized appreciation of investments, net	—	—	70,788	—	—	70,788	—
Change in unrealized currency translation adjustment, net	—	—	12,109	—	—	12,109	—
Comprehensive income	—	—	83,317	—	126,522	209,839	11,125
Treasury stock repurchase	—	—	—	(69,989)	—	(69,989)	—
Other, net	—	268	—	38	—	306	(2,152)
Balance as of September 30, 2020
(17,459,961 shares of common stock issued; 3,279,342 in treasury)	$17,460	$3,609,789	$375,310	$(1,565,426)	$6,159,262	$8,596,395	$236,879

	Nine Months Ended September 30, 2019
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Stockholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2018
(17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	—	—	—	—	440,227	440,227	7,675
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	937	—	—	937	—
Change in unrealized appreciation of investments, net	—	—	187,794	—	—	187,794	—
Change in unrealized currency translation adjustment, net	—	—	(885)	—	—	(885)	—
Comprehensive income	—	—	187,846	—	440,227	628,073	7,675
Treasury stock repurchase	—	—	—	(80,486)	—	(80,486)	—
Other, net	—	(4,176)	—	366	—	(3,810)	(1,716)
Balance as of March 31, 2019
(17,459,961 shares of common stock issued; 3,012,224 in treasury)	17,460	3,608,654	(14,157)	(1,393,059)	6,017,589	8,236,487	175,721
Add (deduct):
Net earnings	—	—	—	—	295,459	295,459	9,374
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	104	—	—	104	—
Change in unrealized appreciation of investments, net	—	—	162,842	—	—	162,842	—
Change in unrealized currency translation adjustment, net	—	—	3,175	—	—	3,175	—
Comprehensive income	—	—	166,121	—	295,459	461,580	9,374
Treasury stock repurchase	—	—	—	(12,666)	—	(12,666)	—
Other, net	—	(585)	—	1,098	—	513	(9,523)
Balance as of June 30, 2019
(17,459,961 shares of common stock issued; 3,029,099 in treasury)	17,460	3,608,069	151,964	(1,404,627)	6,313,048	8,685,914	175,572
Add (deduct):
Net earnings	—	—	—	—	90,432	90,432	10,860
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	322	—	—	322	—
Change in unrealized appreciation of investments, net	—	—	81,323	—	—	81,323	—
Change in unrealized currency translation adjustment, net	—	—	(10,343)	—	—	(10,343)	—
Comprehensive income	—	—	71,302	—	90,432	161,734	10,860
Treasury stock repurchase	—	—	—	(19,294)	—	(19,294)	—
Other, net	—	284	—	20	—	304	(5,579)
Balance as of September 30, 2019
(17,459,961 shares of common stock issued; 3,054,453 in treasury)	$17,460	$3,608,353	$223,266	$(1,423,901)	$6,403,480	$8,828,658	$180,853

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	($ in thousands)
Cash flows from operating activities
Net (losses) earnings	$(47,365)	$854,027
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	114,717	84,943
Change in the fair value of equity securities	187,991	(519,322)
Net realized capital (gains) losses	8,323	(20,753)
Change in allowance for credit losses on available for sale securities	10,900	13,617
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(1,947)	318,475
(Increase) decrease in premium balances receivable	(144,274)	(86,098)
(Increase) decrease in ceded unearned premiums	(62,646)	(37,385)
(Increase) decrease in deferred acquisition costs	(52,085)	(41,280)
(Increase) decrease in funds held under reinsurance agreements	(52,828)	3,766
Increase (decrease) in unearned premiums	322,383	228,620
Increase (decrease) in loss and loss adjustment expenses	753,156	(616,273)
Change in unrealized foreign currency exchange rate losses (gains)	(7,012)	41,427
Other, net	(245,578)	204,484
Net adjustments	831,100	(425,779)
Net cash provided by (used in) operating activities	783,735	428,248
Cash flows from investing activities
Purchases of debt securities	(5,255,118)	(5,648,309)
Purchases of equity securities	(1,282,583)	(265,647)
Sales of debt securities	2,906,720	2,649,257
Maturities and redemptions of debt securities	1,215,659	807,977
Sales of equity securities	1,442,025	2,261,863
Net (purchases) sales of short-term investments	286,249	(69,908)
Net (purchases) sales and maturities of commercial mortgage loans	(5,675)	(29,498)
(Purchases) sales of property and equipment	(27,412)	(35,481)
Purchases of affiliates and subsidiaries, net of cash acquired	(123,936)	(85,132)
Other, net	251,072	(33,604)
Net cash provided by (used in) investing activities	(592,999)	(448,482)
Cash flows from financing activities
Repayment of senior notes	(307,095)	—
Treasury stock acquisitions	(114,258)	(112,446)
Proceeds from issuance of senior notes	499,335	—
Debt issue costs paid	(4,550)	—
Increase (decrease) in other debt	(8,215)	26,605
Cash dividends paid	(215,013)	—
Other, net	2,582	(36,991)
Net cash provided by (used in) financing activities	(147,214)	(122,832)
Effect of foreign exchange rate changes on cash	7,959	1,780
Net increase (decrease) in cash	51,481	(141,286)
Cash at beginning of period	1,179,098	1,038,763
Cash at end of period	$1,230,579	$897,477

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$55,683	$69,029
Income taxes paid (refund received)	57,461	66,325

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 of Alleghany Corporation (“Alleghany”).

Alleghany, a Delaware corporation, owns and supports certain operating subsidiaries and manages investments, anchored by a core position in property and casualty reinsurance and insurance. Through its wholly-owned subsidiary Transatlantic Holdings, Inc. (“TransRe”), an Alleghany subsidiary since March 2012, Alleghany is engaged in the property and casualty reinsurance business. Through its wholly-owned subsidiary Alleghany Insurance Holdings LLC (“AIHL”), Alleghany is engaged in the property and casualty insurance business. AIHL’s insurance operations are principally conducted by its subsidiaries RSUI Group, Inc. (“RSUI”) and CapSpecialty, Inc. (“CapSpecialty”). RSUI and CapSpecialty have been subsidiaries of AIHL since July 2003 and January 2002, respectively. AIHL Re LLC (“AIHL Re”), a captive reinsurance company, which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a subsidiary of Alleghany since its formation in May 2006.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first nine months of 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent.  All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

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

Future Application of Accounting Standards

In August 2020, the FASB issued guidance that simplifies the accounting and disclosure requirements for certain financial instruments with characteristics of liabilities and equity, such as convertible debt and convertible preferred stock. This guidance also modifies the accounting for certain contracts involving an entity’s own stock. This guidance is effective in the first quarter of 2022 for public companies, with early adoption permitted. Alleghany will adopt this guidance in the first quarter of 2022 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$18,379.7	$18,379.7	$17,632.3	$17,632.3

Liabilities
Senior notes and other debt(2)	$2,041.6	$2,398.3	$1,751.1	$1,962.7

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

The following tables present Alleghany’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2020
Equity securities:
Common stock	$2,154.8	$3.5	$—	$2,158.3
Preferred stock	—	3.1	2.0	5.1
Total equity securities	2,154.8	6.6	2.0	2,163.4
Debt securities:
U.S. government obligations	—	1,238.4	—	1,238.4
Municipal bonds	—	2,561.1	—	2,561.1
Foreign government obligations	—	800.1	—	800.1
U.S. corporate bonds	—	3,328.3	629.7	3,958.0
Foreign corporate bonds	—	1,130.5	175.0	1,305.5
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	2,509.4	2.5	2,511.9
Commercial mortgage-backed securities (“CMBS”)	—	877.3	5.9	883.2
Other asset-backed securities(2)	—	1,544.4	777.3	2,321.7
Total debt securities	—	13,989.5	1,590.4	15,579.9
Short-term investments	—	636.1	—	636.1
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,154.8	$14,632.2	$1,592.7	$18,379.7
Senior notes and other debt	$—	$1,935.8	$462.5	$2,398.3

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2019
Equity securities:
Common stock	$2,498.1	$3.3	$—	$2,501.4
Preferred stock	—	2.1	2.0	4.1
Total equity securities	2,498.1	5.4	2.0	2,505.5
Debt securities:
U.S. government obligations	—	1,215.0	—	1,215.0
Municipal bonds	—	2,307.9	—	2,307.9
Foreign government obligations	—	690.7	—	690.7
U.S. corporate bonds	—	2,754.0	605.0	3,359.0
Foreign corporate bonds	—	1,208.7	168.7	1,377.4
Mortgage and asset-backed securities:
RMBS(1)	—	1,838.5	1.9	1,840.4
CMBS	—	865.9	5.8	871.7
Other asset-backed securities(2)	—	1,692.9	856.7	2,549.6
Total debt securities	—	12,573.6	1,638.1	14,211.7
Short-term investments	—	914.8	—	914.8
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,498.1	$13,493.8	$1,640.4	$17,632.3
Senior notes and other debt	$—	$1,595.6	$367.1	$1,962.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(2)	Includes $760.5 million and $834.2 million of collateralized loan obligations as of September 30, 2020 and December 31, 2019, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value, and excludes investments accounted for using the equity method.

In the three months ended September 30, 2020, Alleghany did not transfer out of Level 3 any financial instruments. In the nine months ended September 30, 2020, Alleghany transferred out of Level 3 $17.8 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2020, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $17.8 million of transfers, $14.5 million related to other asset-backed securities, with the remainder related to foreign corporate bonds. There were no transfers out of Level 3 in the three months ended September 30, 2020.

In the three and nine months ended September 30, 2019, Alleghany transferred into Level 3 $5.8 million and $21.8 million, respectively, of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets.  Specifically, during the first nine months of 2019, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. Of the $21.8 million of transfers, $14.7 million related to foreign corporate bonds and the remainder related to other types of debt securities.

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

The following tables present reconciliations of the changes in Level 3 assets during the nine months ended September 30, 2020 and 2019 measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2020	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	(3.8)	0.1	—	—	(9.5)	—	(13.2)
Other comprehensive income (loss)	—	19.2	5.1	(0.1)	0.1	(8.2)	—	16.1
Purchases	—	26.0	15.6	0.9	—	63.3	—	105.8
Sales	—	(2.0)	(0.8)	—	—	(54.7)	—	(57.5)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(14.7)	(10.4)	(0.2)	—	(55.8)	—	(81.1)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3.3)	—	—	(14.5)	—	(17.8)
Balance as of September 30, 2020	$2.0	$629.7	$175.0	$2.5	$5.9	$777.3	$0.3	$1,592.7

		Debt Securities
				Mortgage and asset-backed
Nine Months Ended September 30, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$—	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net (losses)(2)	(1.6)	(9.9)	(0.2)	—	(1.1)	(0.1)	(12.9)
Other comprehensive income (loss)	—	40.0	3.5	—	16.7	(0.4)	59.8
Purchases	0.3	123.2	27.3	1.7	68.3	0.1	220.9
Sales	—	—	(5.6)	—	(378.8)	—	(384.4)
Issuances	—	—	—	—	—	—	—
Settlements	—	(6.3)	(8.9)	—	(99.8)	—	(115.0)
Transfers into Level 3	—	1.3	14.7	—	5.8	—	21.8
Transfers out of Level 3	—	(2.7)	(1.6)	—	(12.1)	—	(16.4)
Balance as of September 30, 2019	$4.1	$571.3	$156.1	$1.7	$865.9	$0.3	$1,599.4

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no credit losses recorded in net earnings related to Level 3 assets still held as of September 30, 2020 and 2019.

With respect to changes in Level 3 liabilities during the first nine months of 2020, the increase in senior notes and other debt  reflects the impact of Wilbert’s April 1, 2020 inclusion in Alleghany’s consolidated results, as discussed above and, to a lesser extent, increased borrowings at other Alleghany Capital subsidiaries due to greater working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of September 30, 2020 and December 31, 2019, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of September 30, 2020 and December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(2)	Fair Value
	($ in millions)
As of September 30, 2020
Debt securities:
U.S. government obligations	$1,187.3	$52.1	$(1.0)	$—	$1,238.4
Municipal bonds	2,412.9	151.7	(3.5)	—	2,561.1
Foreign government obligations	767.0	33.5	(0.4)	—	800.1
U.S. corporate bonds	3,697.1	275.8	(9.6)	(5.3)	3,958.0
Foreign corporate bonds	1,260.1	48.0	(2.4)	(0.2)	1,305.5
Mortgage and asset-backed securities:
RMBS	2,432.8	80.1	(1.0)	—	2,511.9
CMBS	855.2	40.2	(12.2)	—	883.2
Other asset-backed securities(1)	2,319.5	49.8	(47.6)	—	2,321.7
Total debt securities	14,931.9	731.2	(77.7)	(5.5)	15,579.9
Short-term investments	636.1	—	—	—	636.1
Total investments	$15,568.0	$731.2	$(77.7)	$(5.5)	$16,216.0

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. government obligations	$1,198.5	$19.3	$(2.8)	$1,215.0
Municipal bonds	2,190.5	118.7	(1.3)	2,307.9
Foreign government obligations	675.9	16.4	(1.6)	690.7
U.S. corporate bonds	3,206.2	155.1	(2.3)	3,359.0
Foreign corporate bonds	1,348.1	32.2	(2.9)	1,377.4
Mortgage and asset-backed securities:
RMBS	1,785.1	56.1	(0.8)	1,840.4
CMBS	849.9	23.2	(1.4)	871.7
Other asset-backed securities(1)	2,544.5	24.8	(19.7)	2,549.6
Total debt securities	13,798.7	445.8	(32.8)	14,211.7
Short-term investments	914.8	—	—	914.8
Total investments	$14,713.5	$445.8	$(32.8)	$15,126.5

(1)	Includes $760.5 million and $834.2 million of collateralized loan obligations as of September 30, 2020 and December 31, 2019, respectively.
(2)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of September 30, 2020
Short-term investments due in one year or less	$636.1	$636.1
Mortgage and asset-backed securities(1)	5,607.5	5,716.8
Debt securities with maturity dates:
One year or less	488.0	492.5
Over one through five years	3,407.1	3,551.1
Over five through ten years	3,106.9	3,315.7
Over ten years	2,322.4	2,503.8
Total debt securities	$14,931.9	$15,579.9

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Interest income	$109.1	$130.1	$337.6	$376.6
Dividend income	4.9	9.7	20.2	28.9
Investment expenses	(7.6)	(7.4)	(22.1)	(22.1)
Partnerships and other investment results	22.9	15.4	24.2	30.2
Total	$129.3	$147.8	$359.9	$413.6

As of September 30, 2020, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.1 billion and $0.3 billion for the three months ended September 30, 2020 and 2019, respectively, and $1.4 billion and $2.3 billion for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents changes in the fair value of equity securities for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Change in the fair value of equity securities sold during the period	$3.4	$(16.2)	$(110.8)	$57.7
Change in the fair value of equity securities held at the end of the period	89.4	(0.5)	(77.2)	461.6
Change in the fair value of equity securities	$92.8	$(16.7)	$(188.0)	$519.3

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $0.4 billion and $0.8 billion for the three months ended September 30, 2020 and 2019, respectively, and $2.9 billion and $2.6 billion for the nine months ended September 30, 2020 and 2019, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2020 and 2019 primarily reflect the sale of debt securities. For the three and nine months ended September 30, 2020, realized capital gains and losses include: (i) a $13.8 million realized gain on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord (the “Concord Settlement Gain”); and (ii) impairment charges of $1.6 million and $76.0 million, respectively, from write-downs of SORC oil field assets. For the nine months ended September 30, 2020, realized capital gains and losses include: (i) a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”); (ii) a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019; and (iii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 11(a) of this Form 10-Q for further information on this early redemption). SORC’s oil field assets are held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs to sell. In the third quarter of 2020, certain of SORC’s oil field assets were sold at values that approximated their reduced carrying value.

The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Gross realized capital gains	$21.4	$12.6	$108.8	$38.3
Gross realized capital (losses)	(4.6)	(8.7)	(117.1)	(17.5)
Net realized capital gains	$16.8	$3.9	$(8.3)	$20.8

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

Change in allowance for credit losses on AFS securities in the first nine months of 2020 reflect $10.9 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs. The $10.9 million is net of a $3.4 million reduction of the allowance for credit losses on AFS securities in the third quarter of 2020, arising primarily from the improved bond market conditions and bond sales.

Change in allowance for credit losses on AFS securities in the first nine months of 2019 reflects $13.6 million of unrealized losses on debt securities, primarily related to the energy sector, and the deterioration of creditworthiness of the issuers. Of the $13.6 million of the change in allowance for credit losses on AFS securities, $3.6 million were incurred in the third quarter of 2019.

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Allowance for Credit Losses	($ in millions)
Beginning balance	$8.9	$—
Beginning balance - cumulative effect of an accounting change(1)	—	—
Provision for credit losses	(3.4)	10.9
Charge-offs	—	(5.4)
Recoveries	—	—
Balance as of September 30, 2020	$5.5	$5.5

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

The gross unrealized investment losses for debt securities as of September 30, 2020 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of September 30, 2020 and December 31, 2019, was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of September 30, 2020.

The following table presents the ratings of Alleghany’s debt securities as of September 30, 2020:

	Ratings as of September 30, 2020
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. government obligations	$—	$1,238.4	$—	$—	$—	$1,238.4
Municipal bonds	222.4	1,772.2	463.8	95.7	7.0	2,561.1
Foreign government obligations	343.0	359.0	97.0	1.1	—	800.1
U.S. corporate bonds	9.5	284.2	1,715.9	1,580.2	368.2	3,958.0
Foreign corporate bonds	238.5	94.5	612.1	324.8	35.6	1,305.5
Mortgage and asset-backed securities:
RMBS	2.5	2,503.9	—	1.0	4.5	2,511.9
CMBS	280.6	420.8	181.5	0.3	—	883.2
Other asset-backed securities	891.8	582.0	408.7	341.8	97.4	2,321.7
Total debt securities	$1,988.3	$7,255.0	$3,479.0	$2,344.9	$512.7	$15,579.9
Percentage of debt securities	12.8%	46.6%	22.3%	15.0%	3.3%	100.0%

(1)

Consists of $138.6 million of securities rated BB / Ba, $181.7 million of securities rated B, $22.9 million of securities rated CCC, $0.4 million of securities rated CC, $3.5 million of securities rated below CC and $165.6 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of September 30, 2020 and December 31, 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of September 30, 2020
Debt securities:
U.S. government obligations	$153.3	$1.0	$—	$—	$153.3	$1.0
Municipal bonds	205.2	3.5	—	—	205.2	3.5
Foreign government obligations	110.7	0.4	0.1	—	110.8	0.4
U.S. corporate bonds	343.3	9.5	4.6	0.1	347.9	9.6
Foreign corporate bonds	131.5	1.4	20.3	1.0	151.8	2.4
Mortgage and asset-backed securities:
RMBS	289.4	1.0	0.4	—	289.8	1.0
CMBS	291.5	12.2	0.3	—	291.8	12.2
Other asset-backed securities	578.9	26.0	532.2	21.6	1,111.1	47.6
Total temporarily impaired securities	$2,103.8	$55.0	$557.9	$22.7	$2,661.7	$77.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. government obligations	$120.3	$2.0	$99.7	$0.8	$220.0	$2.8
Municipal bonds	90.2	1.3	4.3	—	94.5	1.3
Foreign government obligations	198.5	1.2	33.8	0.4	232.3	1.6
U.S. corporate bonds	113.8	1.6	27.6	0.7	141.4	2.3
Foreign corporate bonds	212.0	2.3	66.9	0.6	278.9	2.9
Mortgage and asset-backed securities:
RMBS	48.7	0.3	48.6	0.5	97.3	0.8
CMBS	126.8	1.4	1.2	—	128.0	1.4
Other asset-backed securities	422.9	2.7	715.9	17.0	1,138.8	19.7
Total temporarily impaired securities	$1,333.2	$12.8	$998.0	$20.0	$2,331.2	$32.8

As of September 30, 2020, Alleghany held a total of 843 debt securities that were in an unrealized loss position, of which 122 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. corporate bonds and CMBS.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe invested $175.0 million and AIHL invested $25.0 million in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2020 and December 31, 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $170.5 million and $205.5 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

See Note 9(c) of this Form 10-Q for further information regarding variable interest entities.

(i) Investments in Commercial Mortgage Loans

As of September 30, 2020 and December 31, 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $691.9 million and $686.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of September 30, 2020 and December 31, 2019. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of September 30, 2020, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of September 30, 2020.  Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of September 30, 2020, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Allowance for Credit Losses	($ in millions)
Beginning balance	$1.3	$—
Beginning balance - cumulative effect of an accounting change(1)	—	0.8
Provision for credit losses	0.2	0.7
Charge-offs	—	—
Recoveries	—	—
Balance as of September 30, 2020	$1.5	$1.5
(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Reinsurance recoverable balances as of September 30, 2020 and December 31, 2019 are presented in the table below:

	As of September 30,	As of December 31,
	2020	2019
	($ in millions)
Reinsurance recoverables on paid losses	$83.0	$98.1
Ceded outstanding loss and LAE	1,620.9	1,583.9
Reinsurance recoverables, before allowance for credit losses	1,703.9	1,682.0
Allowance for credit losses	(6.9)	—
Total	$1,697.0	$1,682.0

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2020:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$143.7	8.4%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	113.2	6.6%
PartnerRe Ltd	A (Excellent)	110.3	6.5%
Fairfax Financial Holdings Ltd	A (Superior)	102.5	6.0%
RenaissanceRe Holdings Ltd	A+ (Superior)	102.2	6.0%
Swiss Reinsurance Company	A+ (Superior)	99.8	5.9%
Third Point Reinsurance Group	A- (Excellent)	79.9	4.7%
W.R. Berkley Corporation	A+ (Superior)	73.5	4.3%
Chubb	A+ (Superior)	66.6	3.9%
Liberty Mutual Insurance Company	A (Superior)	60.4	3.5%
All other reinsurers		751.8	44.2%
Total reinsurance recoverables, before allowance for credit losses(4)		$1,703.9	100.0%
Allowance for credit losses		(6.9)
Total		$1,697.0
Secured reinsurance recoverables(3)		$595.0	34.9%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 72 percent of our reinsurance recoverables balance as of September 30, 2020 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Allowance for Credit Losses	($ in millions)
Beginning balance	$6.9	$—
Beginning balance - cumulative effect of an accounting change(1)	—	3.3
Provision for credit losses(2)	—	3.6
Charge-offs	—	—
Recoveries	—	—
Balance as of September 30, 2020	$6.9	$6.9

(1)	See Note 1(c) of this Form 10-Q for further information regarding Alleghany’s adoption of new credit loss accounting guidance.
(2)

For the nine months ended September 30, 2020, primarily reflects the change in estimates of expected credit losses based on current conditions and reasonable and supportable forecasts, including estimates from the Pandemic, as defined in Note 9(a) of this Form 10-Q.

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	($ in millions)
Reserves as of January 1	$11,928.4	$12,250.3
Less: reinsurance recoverables(1)	1,583.9	1,857.4
Net reserves as of January 1	10,344.5	10,392.9

Other adjustments	(2.3)	(3.2)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,381.5	2,649.9
Prior years	(156.0)	(152.9)
Total incurred loss and LAE, net of reinsurance	3,225.5	2,497.0

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	504.0	484.4
Prior years	2,078.0	2,238.9
Total paid loss and LAE, net of reinsurance	2,582.0	2,723.3

Foreign currency exchange rate effect	74.9	(39.1)

Net reserves as of September 30	11,060.6	10,124.3
Reinsurance recoverables as of September 30(1)	1,620.9	1,509.7
Reserves as of September 30	$12,681.5	$11,634.0

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of September 30, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first nine months of 2020, partially offset by payments on catastrophe losses incurred primarily in 2017, 2018 and 2019 and favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$4.6		$(12.5)	(1)	$(27.3)	(2)	$(14.0)	(3)
Non-catastrophe	(19.7)	(4)	(10.8)	(5)	(47.5)	(4)	(36.2)	(5)
Total	(15.1)		(23.3)		(74.8)		(50.2)
Casualty & other:
Malpractice Treaties(6)	—		—		—		(1.4)
Catastrophe events	0.4		(2.6)		(2.1)		(3.1)
Other	(33.6)	(7)	(33.7)	(8)	(80.3)	(9)	(86.1)	(8)
Total	(33.2)		(36.3)		(82.4)		(90.6)
Total Reinsurance Segment	(48.3)		(59.6)		(157.2)		(140.8)

Insurance Segment
RSUI:
Casualty	(6.6)	(10)	(0.2)	(11)	8.9	(12)	(17.9)	(11)
Property and other	(7.9)	(13)	(1.0)		(8.4)	(13)	0.5
Total	(14.5)		(1.2)		0.5		(17.4)
CapSpecialty	0.5		1.9	(14)	0.7		5.3	(14)
Total incurred related to prior years	$(62.3)		$(58.9)		$(156.0)		$(152.9)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and, to a lesser extent, catastrophic events in the 2018 accident year.
(3)

Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development in recent accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.
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

(7)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2018 and 2019 accident years.
(8)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the 2016 through 2018 accident years, primarily from short-tailed lines of business.

(9)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the longer- and shorter-tailed lines of business in the 2015 accident year.

(10)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability and binding authority lines of business in recent accident years.

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

(13)

Primarily reflects favorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from Asian catastrophe losses in the 2019 and 2018 accident years and, to a lesser extent, favorable prior accident year loss reserve development also reflects U.S. catastrophe losses in the 2018 accident year.

(14)

Primarily reflects unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years and, to a lesser extent, unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

6. Income Taxes

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions.

The effective tax rate on earnings before income taxes for the first nine months of 2020 was 30.8 percent compared with 19.6 percent for the first nine months of 2019. The effective tax rate in the first nine months of 2020 was calculated based on actual results through September 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. The relatively high effective tax rate in the first nine months of 2020 primarily reflects modest pre-tax losses and the resulting increase of the impact from permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis. The lower effective tax rate in the first nine months of 2019 primarily reflects significant pre-tax earnings and the resulting decrease from the impact of these permanent tax benefits when expressed on an effective tax rate basis.

Alleghany believes that, as of September 30, 2020, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2020.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million.  As of September 30, 2020, Alleghany had $512.9 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares repurchased	131,414	25,398	193,954	174,211
Cost of shares repurchased (in millions)	$70.0	$19.3	$114.3	$112.4
Average price per share repurchased	$532.59	$759.70	$589.10	$645.46

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the nine months ended September 30, 2020 and 2019 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	212.2	13.2	1.4	226.8
Reclassifications from accumulated other comprehensive income	(22.8)	—	—	(22.8)
Total	189.4	13.2	1.4	204.0
Balance as of September 30, 2020	$510.4	$(108.6)	$(26.5)	$375.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	442.2	(8.1)	1.4	435.5
Reclassifications from accumulated other comprehensive income	(10.2)	—	—	(10.2)
Total	432.0	(8.1)	1.4	425.3
Balance as of September 30, 2019	$370.4	$(132.8)	$(14.3)	$223.3

The following table presents reclassifications out of accumulated other comprehensive income (loss) attributable to Alleghany stockholders during the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended		Nine Months Ended
Accumulated Other		September 30,		September 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2020	2019	2020	2019
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(4.6)	$(9.8)	$(39.8)	$(26.6)
	Change in allowance for credit losses on available for sale securities	(3.4)	3.6	10.9	13.6
	Income taxes	1.7	1.3	6.1	2.8
Total reclassifications:	Net (earnings)	$(6.3)	$(4.9)	$(22.8)	$(10.2)

(1)

For the three and nine months ended September 30, 2020, excludes: (i) the Concord Settlement Gain; and (ii) $1.6 million and $76.0 million, respectively, of impairment charge from a write-down of SORC oil field assets. For the nine months ended September 30, 2020, also excludes: (i) the Wilbert Remeasurement Gain; (ii) a $7.1 million realized loss as a result of an early redemption of debt; and (iii) a $5.0 million realized gain resulting from a reduction of certain contingent consideration liabilities.  See Note 3(e) of this Form 10-Q for additional information.

(c) Special Dividend

In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, Alleghany paid dividends to stockholders totaling $215.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions, except share amounts)
Net earnings (losses) available to Alleghany stockholders	$126.5	$90.4	$(57.3)	$826.1
Effect of dilutive securities	—	—	(6.2)	—
Income available to common stockholders for diluted earnings per share	$126.5	$90.4	$(63.5)	$826.1

Weighted average common shares outstanding applicable to basic earnings per share	14,275,487	14,422,581	14,309,010	14,447,794
Effect of dilutive securities	—	—	23,310	10,956
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,275,487	14,422,581	14,332,320	14,458,750

Contingently issuable shares(1)			32,652	50,556

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancelable lease agreements that expire at various dates in future years. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information about Alleghany’s leases.

(c) Hotel Development Commitments

During the first nine months of 2020, Alleghany Capital invested $0.8 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of September 30, 2020, Alleghany guaranteed up to $5.3 million of debt of these entities to certain third party lenders, for which Alleghany receives a fee.

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

On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, for $121.3 million, consisting of $46.3 million in cash and $75.0 million of incremental debt. In connection with the acquisition, Alleghany completed the process of determining the fair value of acquired assets and liabilities in the third quarter of 2020, and recorded $62.9 million of goodwill, $21.5 million of finite-lived customer relationship intangible assets, $14.9 million of finite-lived license agreements intangible assets and $26.2 million of indefinite-lived trade name intangible assets. In connection with the acquisition accounting, Alleghany Capital recorded the Wilbert Remeasurement Gain. See Note 3(e) of this Form 10-Q for information on the Wilbert Remeasurement Gain.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and nine months ended September 30, 2020 and 2019:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$473.3	$904.7	$1,378.0	$410.8	$111.8	$522.6	$1,900.6	$—	$1,900.6	$(9.2)	$1,891.4
Net premiums written	375.9	887.3	1,263.2	271.9	102.0	373.9	1,637.1	—	1,637.1	—	1,637.1
Net premiums earned	374.7	832.6	1,207.3	260.4	89.2	349.6	1,556.9	—	1,556.9	—	1,556.9
Net loss and LAE	306.1	553.2	859.3	256.6	57.8	314.4	1,173.7	—	1,173.7	—	1,173.7
Commissions, brokerage and other underwriting expenses	112.4	259.0	371.4	58.8	34.3	93.1	464.5	—	464.5	—	464.5
Underwriting (loss) profit(2)	$(43.8)	$20.4	$(23.4)	$(55.0)	$(2.9)	$(57.9)	(81.3)	—	(81.3)	—	(81.3)
Net investment income							122.7	—	122.7	6.6	129.3
Change in the fair value of equity securities							103.4	—	103.4	(10.6)	92.8
Net realized capital gains							1.7	13.9	15.6	1.1	16.7
Change in allowance for credit losses on available for sale securities							3.4	—	3.4	—	3.4
Noninsurance revenue							8.9	713.8	722.7	1.1	723.8
Other operating expenses							23.4	643.4	666.8	2.6	669.4
Corporate administration							0.8	—	0.8	12.1	12.9
Amortization of intangible assets							0.2	11.0	11.2	—	11.2
Interest expense							6.8	3.3	10.1	13.2	23.3
Earnings (losses) before income taxes							$127.6	$70.0	$197.6	$(29.7)	$167.9

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$455.9	$787.4	$1,243.3	$319.7	$95.6	$415.3	$1,658.6	$—	$1,658.6	$(7.5)	$1,651.1
Net premiums written	339.0	772.7	1,111.7	213.4	88.8	302.2	1,413.9	—	1,413.9	—	1,413.9
Net premiums earned	327.0	770.6	1,097.6	208.9	83.5	292.4	1,390.0	—	1,390.0	—	1,390.0
Net loss and LAE	225.1	505.6	730.7	125.9	51.1	177.0	907.7	—	907.7	—	907.7
Commissions, brokerage and other underwriting expenses	108.3	252.6	360.9	55.7	32.9	88.6	449.5	—	449.5	—	449.5
Underwriting (loss) profit(2)	$(6.4)	$12.4	$6.0	$27.3	$(0.5)	$26.8	32.8	—	32.8	—	32.8
Net investment income							145.1	1.2	146.3	1.5	147.8
Change in the fair value of equity securities							(16.7)	—	(16.7)	—	(16.7)
Net realized capital gains							4.1	(0.2)	3.9	—	3.9
Change in allowance for credit losses on available for sale securities							(3.6)	—	(3.6)	—	(3.6)
Noninsurance revenue							7.5	628.0	635.5	3.0	638.5
Other operating expenses							32.5	578.2	610.7	6.6	617.3
Corporate administration							1.5	—	1.5	20.8	22.3
Amortization of intangible assets							0.4	7.7	8.1	—	8.1
Interest expense							6.8	5.2	12.0	13.7	25.7
Earnings (losses) before income taxes							$128.0	$37.9	$165.9	$(36.6)	$129.3

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,299.2	$2,560.2	$3,859.4	$1,251.3	$298.5	$1,549.8	$5,409.2	$—	$5,409.2	$(26.1)	$5,383.1
Net premiums written	1,044.6	2,516.1	3,560.7	816.4	271.7	1,088.1	4,648.8	—	4,648.8	—	4,648.8
Net premiums earned	1,024.8	2,386.5	3,411.3	731.3	253.5	984.8	4,396.1	—	4,396.1	—	4,396.1
Net loss and LAE	827.4	1,672.4	2,499.8	568.5	157.2	725.7	3,225.5	—	3,225.5	—	3,225.5
Commissions, brokerage and other underwriting expenses	314.6	729.6	1,044.2	169.4	102.3	271.7	1,315.9	—	1,315.9	—	1,315.9
Underwriting (loss)(2)	$(117.2)	$(15.5)	$(132.7)	$(6.6)	$(6.0)	$(12.6)	(145.3)	—	(145.3)	—	(145.3)
Net investment income							347.8	1.8	349.6	10.3	359.9
Change in the fair value of equity securities							(176.0)	—	(176.0)	(12.0)	(188.0)
Net realized capital gains							36.8	35.3	72.1	(80.4)	(8.3)
Change in allowance for credit losses on available for sale securities							(10.7)	—	(10.7)	(0.2)	(10.9)
Noninsurance revenue							24.4	1,654.3	1,678.7	5.7	1,684.4
Other operating expenses							66.5	1,567.7	1,634.2	12.2	1,646.4
Corporate administration							(0.9)	—	(0.9)	18.0	17.1
Amortization of intangible assets							0.6	32.3	32.9	—	32.9
Interest expense							20.3	11.4	31.7	32.2	63.9
Earnings (losses) before income taxes							$(9.5)	$80.0	$70.5	$(139.0)	$(68.5)

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,252.6	$2,433.0	$3,685.6	$991.1	$272.3	$1,263.4	$4,949.0	$—	$4,949.0	$(20.5)	$4,928.5
Net premiums written	961.1	2,371.0	3,332.1	661.7	252.2	913.9	4,246.0	—	4,246.0	—	4,246.0
Net premiums earned	939.1	2,262.6	3,201.7	603.7	237.9	841.6	4,043.3	—	4,043.3	—	4,043.3
Net loss and LAE	523.8	1,505.1	2,028.9	325.8	142.3	468.1	2,497.0	—	2,497.0	—	2,497.0
Commissions, brokerage and other underwriting expenses	315.8	735.0	1,050.8	167.2	96.0	263.2	1,314.0	—	1,314.0	—	1,314.0
Underwriting profit (loss)(2)	$99.5	$22.5	$122.0	$110.7	$(0.4)	$110.3	232.3	—	232.3	—	232.3
Net investment income							401.5	3.4	404.9	8.7	413.6
Change in the fair value of equity securities							515.7	—	515.7	3.6	519.3
Net realized capital gains							20.4	0.3	20.7	0.1	20.8
Change in allowance for credit losses on available for sale securities							(13.6)	—	(13.6)	—	(13.6)
Noninsurance revenue							19.5	1,726.8	1,746.3	10.2	1,756.5
Other operating expenses							88.3	1,592.0	1,680.3	20.9	1,701.2
Corporate administration							4.4	—	4.4	63.2	67.6
Amortization of intangible assets							1.0	22.8	23.8	—	23.8
Interest expense							20.3	14.2	34.5	39.9	74.4
Earnings (losses) before income taxes							$1,061.8	$101.5	$1,163.3	$(101.4)	$1,061.9

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of September 30, 2020:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$17,777.6	$14,299.6	$5,309.4
Insurance segment	7,367.7	5,489.3	2,571.9
Subtotal	25,145.3	19,788.9	7,881.3
Alleghany Capital	2,440.4	89.5	1,059.9
Total segments	27,585.7	19,878.4	8,941.2
Corporate activities	866.9	869.3	(344.8)
Consolidated	$28,452.6	$20,747.7	$8,596.4

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Industrial(1)	$324.2	$286.8	$847.3	$865.2
Non-Industrial(2)	389.6	341.2	806.9	861.2
Corporate & other	—	—	0.1	0.4
Alleghany Capital	$713.8	$628.0	$1,654.3	$1,726.8

(1)	For the three and nine months ended September 30, 2020 and 2019, the vast majority of noninsurance revenue was recognized as goods and services transferred to customers over time.
(2)

For the three and nine months ended September 30, 2020, approximately 54 percent and 66 percent, respectively, of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and nine months ended September 30, 2019, 71 percent of noninsurance revenue was recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

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

On January 15, 2020, Alleghany redeemed all of its outstanding 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early redemption of the 2020 Senior Notes, Alleghany recorded a realized loss, before tax, of $7.1 million in the first nine months of 2020.

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2019 Form 10-K for additional information on other Alleghany senior notes outstanding.

(b) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $462.5 million and $367.1 million as of September 30, 2020 and December 31, 2019, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of September 30, 2020, the $462.5 million included:

•

$180.0 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its acquisition of Wicked Cool Toys, LLC in October 2019 and its acquisition of Kelly Toys Holdings, LLC in April 2020;

•

$75.9 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in February 2018);

•	$73.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$61.8 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$37.0 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and$
•

$34.0 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2019, or the “2019 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2019 Form 10-K, respectively.

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

Note on Forward-Looking Statements

Certain statements contained in this Form 10-Q may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “may,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “potential,” “should” or the negative versions of those words or other comparable words. Forward-looking statements do not relate solely to historical or current facts, rather they are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time. These statements are not guarantees of future performance. These forward-looking statements are based upon Alleghany’s current expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and Alleghany’s future financial condition and results. Factors that could cause these forward-looking statements to differ, possibly materially, from that currently contemplated include:

•	significant weather-related or other natural or man-made catastrophes and disasters;
•	the effects of outbreaks of pandemics or contagious diseases, including the length and severity of the current worldwide coronavirus pandemic, known as COVID-19, including its impact on our business;
•	the cyclical nature of the property and casualty reinsurance and insurance industries;
•	changes in market prices of our significant equity investments and changes in value of our debt securities portfolio;
•	adverse loss development for events insured by our reinsurance and insurance subsidiaries in either the current year or prior years;
•	the long-tail and potentially volatile nature of certain casualty lines of business written by our reinsurance and insurance subsidiaries;
•	the cost and availability of reinsurance;
•	the reliance by our reinsurance and insurance operating subsidiaries on a limited number of brokers;
•	legal, political, judicial and regulatory changes;
•	increases in the levels of risk retention by our reinsurance and insurance subsidiaries;
•	changes in the ratings assigned to our reinsurance and insurance subsidiaries;
•	claims development and the process of estimating reserves;
•	exposure to terrorist acts and acts of war;
•	the willingness and ability of our reinsurance and insurance subsidiaries’ reinsurers to pay reinsurance recoverables owed to our reinsurance and insurance subsidiaries;
•	the uncertain nature of damage theories and loss amounts;
•	the loss of key personnel of our reinsurance or insurance operating subsidiaries;
•	fluctuation in foreign currency exchange rates;
•	the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;
•	the ability to make payments on, or repay or refinance, our debt;
•	risks inherent in international operations; and
•	difficult and volatile conditions in the global market.

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

•

Net earnings attributable to Alleghany stockholders were $126.5 million in the third quarter of 2020, compared with $90.4 million in the third quarter of 2019, and net losses attributable to Alleghany were $57.3 million in the first nine months of 2020, compared with net earnings attributable to Alleghany of $826.1 million in the first nine months of 2019.

•	Net investment income decreased by 12.5 percent and 13.0 percent in the third quarter and first nine months of 2020, respectively, from the corresponding 2019 periods.
•	Net premiums written increased by 15.8 percent and 9.5 percent in the third quarter and first nine months of 2020, respectively, from the corresponding 2019 periods.
•

Underwriting loss was $81.3 million in the third quarter of 2020, compared with underwriting profit of $32.8 million in the third quarter of 2019, and underwriting loss was $145.3 million in the first nine months of 2020, compared with an underwriting profit of $232.3 million in the first nine months of 2019.

•

The combined ratio for our reinsurance and insurance segments was 105.2 percent in the third quarter of 2020, compared with 97.6 percent in the third quarter of 2019, and 103.2 percent in the first nine months of 2020, compared with 94.3 percent in the first nine months of 2019.

•

Catastrophe losses, net of reinsurance, were $269.8 million in the third quarter of 2020, compared with $95.9 million in the third quarter of 2019, and $616.0 million in the first nine months of 2020, compared with $115.5 million in the first nine months of 2019.

•

Net favorable prior accident year loss reserve development was $62.3 million in the third quarter of 2020, compared with $58.9 million in the third quarter of 2019, and $156.0 million in the first nine months of 2020, compared with $152.9 million in the first nine months of 2019.

•

Noninsurance revenue for Alleghany Capital was $713.8 million in the third quarter of 2020, compared with $628.0 million in the third quarter of 2019, and $1,654.3 million in the first nine months of 2020, compared with $1,726.8 million in the first nine months of 2019.

•

Earnings before income taxes for Alleghany Capital were $70.0 million in the third quarter of 2020, compared with $37.9 million in the third quarter of 2019, and $80.0 million in the first nine months of 2020, compared with $101.5 million in the first nine months of 2019. Adjusted earnings before income taxes were $67.1 million in the third quarter of 2020, compared with $45.8 million in the third quarter of 2019, and $77.0 million in the first nine months of 2020, compared with $124.0 million in the first nine months of 2019.

As of September 30, 2020, we had total assets of $28.5 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.6 billion. As of September 30, 2020, we had consolidated total investments of approximately $19.5 billion, consisting of $15.6 billion invested in debt securities, $2.2 billion invested in equity securities, $0.7 billion invested in commercial mortgage loans, $0.6 billion invested in short-term investments and $0.4 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our equity securities portfolio. In the first nine months of 2020 and despite a partial recovery in the second and third quarters of 2020, the fair value of our equity securities depreciated by $188.0 million. As further described below, we have also recorded certain additional credit-related losses on our debt securities portfolio, commercial mortgage loan portfolio and reinsurance recoverables, as well as impairment losses on SORC’s oil field assets. Given the recent recovery of the bond markets, a portion of the allowances for credit losses we established on our debt securities portfolio as of March 31, 2020 have been reversed in the second and third quarters of 2020.

We also incurred $269.8 million and $616.0 million of catastrophe losses in the third quarter and first nine months of 2020, respectively, of which $51.0 million and $339.0 million, respectively, arose from the Pandemic. The vast majority of the Pandemic losses were incurred at TransRe, and include those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, the accident and health and trade credit lines of business. Pandemic losses at RSUI primarily relate to business interruption claims and related estimated legal expenses. CapSpecialty also incurred a modest amount of Pandemic losses.  Our Pandemic loss estimates were based on information currently available to us, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment. Our loss estimates for Pandemic losses do not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although they do reflect provisions for related legal expenses. The impact of the Pandemic will also be reflected in future results, including our fourth quarter of 2020 results.

TransRe’s Pandemic catastrophe losses were $48.0 million and $315.7 million for the third quarter and first nine months of 2020, respectively, which include $11.0 million and $122.1 million, respectively, of losses related to specific event cancellation treaties underwritten in the U.S., which TransRe began to exit in February 2019. Based on current information, estimated exposed limits remaining on this portfolio, net of provisions, are approximately $37 million for first, second and third quarter 2020 events, $11 million for fourth quarter events and $70 million for events scheduled throughout 2021. Events and event cancellation policies are not uniform in nature. Ultimate losses will depend on the timing of gathering restrictions being lifted, whether the event can be rescheduled and how far in advance the event is postponed or cancelled. As such, cancellation or postponement of the event does not necessarily mean a full limit will be paid.  Furthermore, there could be additional incidental losses where event cancellation policies comprise a small portion of exposure to certain multi-line treaties. Pandemic losses in the third quarter of 2020 include the impact of a September 15, 2020 U.K. court ruling that upheld certain U.K. policyholder business interruption claims brought against the insurance industry.

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

Aside from the Pandemic, our reinsurance and insurance segments incurred $218.8 million of weather-related catastrophe losses in the third quarter of 2020, including $100.9 million from Hurricane Laura, which caused widespread property damage and flooding in August 2020, primarily in Louisiana and Texas, and $56.5 million from Hurricane Sally, which caused widespread property damage and flooding in September 2020, primarily in Alabama and Florida. Weather-related catastrophe losses in the third quarter of 2020 also include losses from typhoons and flooding in Asia and a derecho in August 2020, which caused widespread property and crop damage, primarily in Iowa, and a hailstorm in Alberta, Canada. We incurred catastrophe losses in the third quarter of 2019, primarily from Typhoon Faxai, which caused widespread property damage and flooding in September 2019, primarily in Japan, and Hurricane Dorian, which caused widespread property damage and flooding in August and September 2019, primarily in the Bahamas, North Carolina and South Carolina.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Revenues
Net premiums earned	$1,556.9	$1,390.0	$4,396.1	$4,043.3
Net investment income	129.3	147.8	359.9	413.6
Change in the fair value of equity securities	92.8	(16.7)	(188.0)	519.3
Net realized capital gains	16.7	3.9	(8.3)	20.8
Change in allowance for credit losses on available for sale securities	3.4	(3.6)	(10.9)	(13.6)
Noninsurance revenue	723.8	638.5	1,684.4	1,756.5
Total revenues	2,522.9	2,159.9	6,233.2	6,739.9

Costs and Expenses
Net loss and loss adjustment expenses	1,173.7	907.7	3,225.5	2,497.0
Commissions, brokerage and other underwriting expenses	464.5	449.5	1,315.9	1,314.0
Other operating expenses	669.4	617.3	1,646.4	1,701.2
Corporate administration	12.9	22.3	17.1	67.6
Amortization of intangible assets	11.2	8.1	32.9	23.8
Interest expense	23.3	25.7	63.9	74.4
Total costs and expenses	2,355.0	2,030.6	6,301.7	5,678.0

Earnings (losses) before income taxes	167.9	129.3	(68.5)	1,061.9
Income taxes	30.3	28.0	(21.1)	207.9
Net earnings (losses)	137.6	101.3	(47.4)	854.0
Net earnings attributable to noncontrolling interests	11.1	10.9	9.9	27.9
Net earnings (losses) attributable to Alleghany stockholders	$126.5	$90.4	$(57.3)	$826.1

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and nine months ended September 30, 2020 and 2019:

	Segments
Three Months Ended September 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,378.0	$522.6	$1,900.6	$—	$1,900.6	$(9.2)	$1,891.4
Net premiums written	1,263.2	373.9	1,637.1	—	1,637.1	—	1,637.1

Net premiums earned	1,207.3	349.6	1,556.9	—	1,556.9	—	1,556.9
Net loss and LAE:
Current year (excluding catastrophe losses)	776.0	190.2	966.2	—	966.2	—	966.2
Current year catastrophe losses	131.6	138.2	269.8	—	269.8	—	269.8
Prior years	(48.3)	(14.0)	(62.3)	—	(62.3)	—	(62.3)
Total net loss and LAE	859.3	314.4	1,173.7	—	1,173.7	—	1,173.7
Commissions, brokerage and other underwriting expenses	371.4	93.1	464.5	—	464.5	—	464.5
Underwriting (loss)(2)	$(23.4)	$(57.9)	$(81.3)	—	(81.3)	—	(81.3)
Net investment income			122.7	—	122.7	6.6	129.3
Change in the fair value of equity securities			103.4	—	103.4	(10.6)	92.8
Net realized capital gains			1.7	13.9	15.6	1.1	16.7
Change in allowance for credit losses on available for sale securities			3.4	—	3.4	—	3.4
Noninsurance revenue			8.9	713.8	722.7	1.1	723.8
Other operating expenses			23.4	643.4	666.8	2.6	669.4
Corporate administration			0.8	—	0.8	12.1	12.9
Amortization of intangible assets			0.2	11.0	11.2	—	11.2
Interest expense			6.8	3.3	10.1	13.2	23.3
Earnings (losses) before income taxes			$127.6	$70.0	$197.6	$(29.7)	$167.9

Loss ratio(3):
Current year (excluding catastrophe losses)	64.3%	54.4%	62.1%
Current year catastrophe losses	10.9%	39.5%	17.3%
Prior years	(4.0%)	(4.0%)	(4.0%)
Total net loss and LAE	71.2%	89.9%	75.4%
Expense ratio(4)	30.8%	26.6%	29.8%
Combined ratio(5)	102.0%	116.5%	105.2%

	Segments
Three Months Ended September 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,243.3	$415.3	$1,658.6	$—	$1,658.6	$(7.5)	$1,651.1
Net premiums written	1,111.7	302.2	1,413.9	—	1,413.9	—	1,413.9

Net premiums earned	1,097.6	292.4	1,390.0	—	1,390.0	—	1,390.0
Net loss and LAE:
Current year (excluding catastrophe losses)	714.0	156.7	870.7	—	870.7	—	870.7
Current year catastrophe losses	76.3	19.6	95.9	—	95.9	—	95.9
Prior years	(59.6)	0.7	(58.9)	—	(58.9)	—	(58.9)
Total net loss and LAE	730.7	177.0	907.7	—	907.7	—	907.7
Commissions, brokerage and other underwriting expenses	360.9	88.6	449.5	—	449.5	—	449.5
Underwriting profit(2)	$6.0	$26.8	32.8	—	32.8	—	32.8
Net investment income			145.1	1.2	146.3	1.5	147.8
Change in the fair value of equity securities			(16.7)	—	(16.7)	—	(16.7)
Net realized capital gains			4.1	(0.2)	3.9	—	3.9
Change in allowance for credit losses on available for sale securities			(3.6)	—	(3.6)	—	(3.6)
Noninsurance revenue			7.5	628.0	635.5	3.0	638.5
Other operating expenses			32.5	578.2	610.7	6.6	617.3
Corporate administration			1.5	—	1.5	20.8	22.3
Amortization of intangible assets			0.4	7.7	8.1	—	8.1
Interest expense			6.8	5.2	12.0	13.7	25.7
Earnings (losses) before income taxes			$128.0	$37.9	$165.9	$(36.6)	$129.3

Loss ratio(3):
Current year (excluding catastrophe losses)	65.0%	53.7%	62.6%
Current year catastrophe losses	7.0%	6.7%	6.9%
Prior years	(5.4%)	0.2%	(4.2%)
Total net loss and LAE	66.6%	60.6%	65.3%
Expense ratio(4)	32.9%	30.3%	32.3%
Combined ratio(5)	99.5%	90.9%	97.6%

	Segments
Nine Months Ended September 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,859.4	$1,549.8	$5,409.2	$—	$5,409.2	$(26.1)	$5,383.1
Net premiums written	3,560.7	1,088.1	4,648.8	—	4,648.8	—	4,648.8

Net premiums earned	3,411.3	984.8	4,396.1	—	4,396.1	—	4,396.1
Net loss and LAE:
Current year (excluding catastrophe losses)	2,237.3	528.2	2,765.5	—	2,765.5	—	2,765.5
Current year catastrophe losses	419.7	196.3	616.0	—	616.0	—	616.0
Prior years	(157.2)	1.2	(156.0)	—	(156.0)	—	(156.0)
Total net loss and LAE	2,499.8	725.7	3,225.5	—	3,225.5	—	3,225.5
Commissions, brokerage and other underwriting expenses	1,044.2	271.7	1,315.9	—	1,315.9	—	1,315.9
Underwriting (loss)(2)	$(132.7)	$(12.6)	$(145.3)	—	(145.3)	—	(145.3)
Net investment income			347.8	1.8	349.6	10.3	359.9
Change in the fair value of equity securities			(176.0)	—	(176.0)	(12.0)	(188.0)
Net realized capital gains			36.8	35.3	72.1	(80.4)	(8.3)
Change in allowance for credit losses on available for sale securities			(10.7)	—	(10.7)	(0.2)	(10.9)
Noninsurance revenue			24.4	1,654.3	1,678.7	5.7	1,684.4
Other operating expenses			66.5	1,567.7	1,634.2	12.2	1,646.4
Corporate administration			(0.9)	—	(0.9)	18.0	17.1
Amortization of intangible assets			0.6	32.3	32.9	—	32.9
Interest expense			20.3	11.4	31.7	32.2	63.9
(Losses) earnings before income taxes			$(9.5)	$80.0	$70.5	$(139.0)	$(68.5)

Loss ratio(3):
Current year (excluding catastrophe losses)	65.6%	53.7%	62.8%
Current year catastrophe losses	12.3%	19.9%	14.0%
Prior years	(4.6%)	0.1%	(3.5%)
Total net loss and LAE	73.3%	73.7%	73.3%
Expense ratio(4)	30.6%	27.6%	29.9%
Combined ratio(5)	103.9%	101.3%	103.2%

	Segments
Nine Months Ended September 30, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,685.6	$1,263.4	$4,949.0	$—	$4,949.0	$(20.5)	$4,928.5
Net premiums written	3,332.1	913.9	4,246.0	—	4,246.0	—	4,246.0

Net premiums earned	3,201.7	841.6	4,043.3	—	4,043.3	—	4,043.3
Net loss and LAE:
Current year (excluding catastrophe losses)	2,093.4	441.0	2,534.4	—	2,534.4	—	2,534.4
Current year catastrophe losses	76.3	39.2	115.5	—	115.5	—	115.5
Prior years	(140.8)	(12.1)	(152.9)	—	(152.9)	—	(152.9)
Total net loss and LAE	2,028.9	468.1	2,497.0	—	2,497.0	—	2,497.0
Commissions, brokerage and other underwriting expenses	1,050.8	263.2	1,314.0	—	1,314.0	—	1,314.0
Underwriting profit(2)	$122.0	$110.3	232.3	—	232.3	—	232.3
Net investment income			401.5	3.4	404.9	8.7	413.6
Change in the fair value of equity securities			515.7	-	515.7	3.6	519.3
Net realized capital gains			20.4	0.3	20.7	0.1	20.8
Change in allowance for credit losses on available for sale securities			(13.6)	-	(13.6)	-	(13.6)
Noninsurance revenue			19.5	1,726.8	1,746.3	10.2	1,756.5
Other operating expenses			88.3	1,592.0	1,680.3	20.9	1,701.2
Corporate administration			4.4	-	4.4	63.2	67.6
Amortization of intangible assets			1.0	22.8	23.8	-	23.8
Interest expense			20.3	14.2	34.5	39.9	74.4
Earnings (losses) before income taxes			$1,061.8	$101.5	$1,163.3	$(101.4)	$1,061.9

Loss ratio(3):
Current year (excluding catastrophe losses)	65.4%	52.3%	62.7%
Current year catastrophe losses	2.4%	4.7%	2.9%
Prior years	(4.4%)	(1.4%)	(3.8%)
Total net loss and LAE	63.4%	55.6%	61.8%
Expense ratio(4)	32.8%	31.3%	32.5%
Combined ratio(5)	96.2%	86.9%	94.3%

(1)	Includes elimination of minor reinsurance activity between segments.
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

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Premiums. The following table presents our consolidated premiums:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Premiums written:
Gross premiums written	$1,891.4	$1,651.1	14.6%	$5,383.1	$4,928.5	9.2%
Net premiums written	1,637.1	1,413.9	15.8%	4,648.8	4,246.0	9.5%
Net premiums earned	1,556.9	1,390.0	12.0%	4,396.1	4,043.3	8.7%

The increases in gross premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods are attributable to growth at our reinsurance segment as well as our insurance segment, primarily at RSUI. The increases at our reinsurance segment primarily reflect generally improving rates overall, growth in various traditional casualty and other professional liability lines of business in the U.S. and U.K. and, to a lesser extent, the impact of changes in foreign exchange rates. The increase in gross premiums written in first nine months of 2020 was partially offset by a decrease in automobile lines of business in the U.S. arising from rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide.  Gross premiums written from a certain large whole account quota share treaty, or the “Quota Share Treaty,” were $192.2 million and $501.6 million in the third quarter and first nine months of 2020, respectively, compared with $181.2 million and $508.8 million in the third quarter and first nine months of 2019, respectively. The increases in gross premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods at RSUI primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, umbrella/excess and directors’ and officers’ liability lines of business.

The increases in net premiums earned in the third quarter and first nine months of 2020 from the corresponding 2019 periods reflect growth in reinsurance and insurance segment gross premiums written in recent quarters, partially offset by increases in ceded premiums written in recent quarters at RSUI.

A detailed comparison of premiums by segment for the third quarter and first nine months of 2020 and 2019 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$966.2	$870.7	11.0%	$2,765.5	$2,534.4	9.1%
Current year catastrophe losses	269.8	95.9	181.3%	616.0	115.5	433.3%
Prior years	(62.3)	(58.9)	5.8%	(156.0)	(152.9)	2.0%
Total net loss and LAE	$1,173.7	$907.7	29.3%	$3,225.5	$2,497.0	29.2%

Loss ratio:
Current year (excluding catastrophe losses)	62.1%	62.6%		62.8%	62.7%
Current year catastrophe losses	17.3%	6.9%		14.0%	2.9%
Prior years	(4.0%)	(4.2%)		(3.5%)	(3.8%)
Total net loss and LAE	75.4%	65.3%		73.3%	61.8%

The increases in net loss and LAE in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect higher catastrophe losses and, to a lesser extent, the impact of increases in net premiums, all as discussed above.

A detailed comparison of net loss and LAE by segment for the third quarter and first nine months of 2020 and 2019 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$464.5	$449.5	3.3%	$1,315.9	$1,314.0	0.1%

Expense ratio	29.8%	32.3%		29.9%	32.5%

The increase in commissions, brokerage and other underwriting expenses in the third quarter of 2020 from the third quarter of 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.

Commissions, brokerage and other underwriting expenses in the first nine months of 2020 approximated those from the first nine months of 2019 due to the impact of higher net premiums earned, as discussed above, offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the third quarter and first nine months of 2020 and 2019 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Underwriting (loss) profit	$(81.3)	$32.8	(347.9%)	$(145.3)	$232.3	(162.5%)

Combined ratio	105.2%	97.6%		103.2%	94.3%

The underwriting loss in the third quarter and first nine months of 2020 compared with the underwriting profit in the corresponding 2019 periods primarily reflects catastrophe losses at our reinsurance segment and RSUI, as discussed above.

A detailed comparison of underwriting profit by segment for the third quarter and first nine months of 2020 and 2019 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Net investment income	$129.3	$147.8	(12.5%)	$359.9	$413.6	(13.0%)
Change in the fair value of equity securities	92.8	(16.7)	(655.7%)	(188.0)	519.3	(136.2%)
Net realized capital gains	16.7	3.9	328.2%	(8.3)	20.8	(139.9%)
Change in allowance for credit losses on available for sale securities	3.4	(3.6)	(194.4%)	(10.9)	(13.6)	(19.9%)

The decrease in net investment income in the third quarter of 2020 from the third quarter of 2019 primarily reflects lower interest income and, to a lesser extent, lower dividend income, partially offset by higher partnership income. The decrease in net investment income in the first nine months of 2020 from the first nine months of 2019 primarily reflects lower interest income and, to a lesser extent, lower partnership income and dividend income.

Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities. Lower dividend income reflects reductions in our equity security portfolio. Lower partnership income in the first nine months of 2020 reflects the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships, and higher partnership income in the third quarter of 2020 reflects a partial recovery of these lower-quality debt securities held by certain of our investment partnerships.

The change in the fair value of equity securities in the first nine months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions. The change in the fair value of equity securities in the third quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated. The change in the fair value of equity securities in the third quarter of 2019 reflects modest depreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial sector. The change in the fair value of equity securities in the first nine months of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors.

The increase in net realized capital gains in the third quarter of 2020 from the third quarter of 2019 primarily reflects realized gains at Alleghany Capital arising from a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities in connection with its 2018 acquisition of Concord.

Net realized capital losses in the first nine months of 2020 compared with net realized capital gains in the first nine months of 2019 periods primarily reflect realized losses at corporate activities due primarily to impairment charges from write-downs of SORC oil field assets, partially offset by realized gains at Alleghany Capital and higher realized gains on our debt securities portfolio.  See Note 3(e) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our net realized capital gains and losses.

The change in allowance for credit losses on AFS securities in the first nine months of 2020 reflects $10.9 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost. The $10.9 million is net of a $3.4 million reduction of credit losses on AFS securities in the third quarter of 2020, arising primarily from improved bond market conditions and bond sales. The change in allowance for credit losses on AFS securities in the first nine months of 2019 reflects $13.6 million, primarily related to the energy sector and the deterioration of creditworthiness of the issuers.

A detailed comparison of investment results for the third quarter and first nine months of 2020 and 2019 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Noninsurance revenue	$723.8	$638.5	13.4%	$1,684.4	$1,756.5	(4.1%)

Other operating expenses	669.4	617.3	8.4%	1,646.4	1,701.2	(3.2%)
Corporate administration	12.9	22.3	(42.2%)	17.1	67.6	(74.7%)
Amortization of intangible assets	11.2	8.1	38.3%	32.9	23.8	38.2%
Interest expense	23.3	25.7	(9.3%)	63.9	74.4	(14.1%)

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $18.7 million and $22.7 million in the third quarter of 2020 and 2019, respectively, and $51.2 million and $73.2 million in the first nine months of 2020 and 2019, respectively. The decreases in long-term incentive compensation accruals at our reinsurance and insurance segments in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect the impact on expected payouts from poor underwriting results and, for the first nine months of 2020, significant depreciation in the value of our equity portfolio compared with significant appreciation in the first nine months of 2019, all as discussed above. Other operating expenses in the first nine months of 2020 also include $4.9 million of an increase in estimates of expected credit losses on commercial mortgage loans, reinsurance recoverables and premium balances receivable at our reinsurance and insurance segments. This increase was based on current conditions and reasonable and supportable forecasts as of September 30, 2020, which include the impact of the Pandemic, as discussed above. See Note 1(c), 3(i) and 4(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses for these assets.

The increases in noninsurance revenue and other operating expenses in the third quarter of 2020 from the third quarter of 2019 primarily reflect higher sales at Jazwares primarily due to the impact of acquisitions in April 2020 and October 2019, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, partially offset by lower noninsurance revenue at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy.

The decreases in noninsurance revenue and other operating expenses in the first nine months of 2020 from the first nine months of 2019 primarily reflect lower revenues and related costs at W&W|AFCO Steel due to Pandemic-related project delays and customer site closures, as well as lower revenues and related costs at Concord, as discussed above, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The decrease in other operating expenses in the first nine months of 2020 also reflects lower long-term incentive compensation accruals at our reinsurance and insurance segments, partially offset by the cost of Pandemic-related customer site closures and additional safety measures, all as further discussed below.

Corporate administration. The decreases in corporate administration expense in the third quarter and first nine months of 2020 from the corresponding 2019 periods reflect significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impact of depreciation of Alleghany stock price and, for the first nine months of 2020, consolidated net losses attributable to Alleghany stockholders, as discussed below.

Amortization of intangible assets. The increases in amortization expense in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results.

Interest expense. The decreases in interest expense in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect lower overall Alleghany Capital borrowings to support working capital needs, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The decrease in interest expense for the first nine months of 2020 also reflects the impact of the early redemption of certain senior notes on January 15, 2020, partially offset by the issuance of certain senior notes on May 18, 2020. See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail.

A detailed comparison of noninsurance revenue and expenses for the third quarter and first nine months of 2020 and 2019 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Income taxes	$30.3	$28.0	8.2%	$(21.1)	$207.9	(110.1%)

Effective tax rate				30.8%	19.6%

The Coronavirus Aid, Relief and Economic Security Act, or the “CARES Act,” was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions.

The higher income tax expense in the third quarter of 2020 from the third quarter of 2019 primarily reflects higher earnings before income taxes, as further discussed below. The income tax benefit in the first nine months of 2020 compared with the income tax expense in the first nine months of 2019 reflects losses before income taxes compared with earnings before income taxes in such 2019 periods, as further discussed below.

The effective tax rate in the first nine months of 2020 was calculated based on actual results through September 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. The relatively high effective tax rate in the first nine months of 2020 primarily reflects modest pre-tax losses and the resulting increase from the impact of permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis. The lower effective tax rate in the first nine months of 2019 primarily reflects significant pre-tax earnings and the resulting decrease from the impact of these permanent tax benefits when expressed on an effective tax rate basis.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Earnings (losses) before income taxes	$167.9	$129.3	29.9%	$(68.5)	$1,061.9	(106.5%)
Net earnings attributable to noncontrolling interests	11.1	10.9	1.8%	9.9	27.9	(64.5%)
Net earnings (losses) attributable to Alleghany stockholders	126.5	90.4	39.9%	(57.3)	826.1	(106.9%)

The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the third quarter of 2020 from the third quarter of 2019 primarily reflect significant higher appreciation in the value of our equity securities portfolio compared with modest depreciation in the third quarter of 2019 and, to a lesser extent, higher earnings at Alleghany Capital, partially offset by higher catastrophe losses, all as discussed above.

The losses before income taxes and net losses attributable to Alleghany stockholders in the first nine months of 2020 compared with earnings before income taxes and net earnings attributable to Alleghany stockholders in the first nine months of 2019 primarily reflect the impact of significant depreciation in the value of our equity securities portfolio compared with significant appreciation in the first nine months of 2019, as well as higher catastrophe losses, all as discussed above.

The increase in net earnings attributable to noncontrolling interests in the third quarter of 2020 from the third quarter of 2019 primarily reflects higher earnings at Jazwares and recent acquisitions made by PCT and Jazwares that increased noncontrolling interests. The decrease in net earnings attributable to noncontrolling interests in the first nine months of 2020 from the first nine

months of 2019 primarily reflects lower earnings at Jazwares and W&W|AFCO Steel, partially offset by acquisitions made by PCT, Kentucky Trailer, IPS and Jazwares since early 2019 that increased noncontrolling interests.

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

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended September 30, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$473.3	$904.7	$1,378.0
Net premiums written	375.9	887.3	1,263.2

Net premiums earned	374.7	832.6	1,207.3
Net loss and LAE:
Current year (excluding catastrophe losses)	206.9	569.1	776.0
Current year catastrophe losses	114.3	17.3	131.6
Prior years	(15.1)	(33.2)	(48.3)
Total net loss and LAE	306.1	553.2	859.3
Commissions, brokerage and other underwriting expenses	112.4	259.0	371.4
Underwriting (loss) earnings(2)	$(43.8)	$20.4	$(23.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	55.2%	68.4%	64.3%
Current year catastrophe losses	30.5%	2.1%	10.9%
Prior years	(4.0%)	(4.0%)	(4.0%)
Total net loss and LAE	81.7%	66.5%	71.2%
Expense ratio(4)	30.0%	31.1%	30.8%
Combined ratio(5)	111.7%	97.6%	102.0%

Three Months Ended September 30, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$455.9	$787.4	$1,243.3
Net premiums written	339.0	772.7	1,111.7

Net premiums earned	327.0	770.6	1,097.6
Net loss and LAE:
Current year (excluding catastrophe losses)	176.7	537.3	714.0
Current year catastrophe losses	71.7	4.6	76.3
Prior years	(23.3)	(36.3)	(59.6)
Total net loss and LAE	225.1	505.6	730.7
Commissions, brokerage and other underwriting expenses	108.3	252.6	360.9
Underwriting (loss) profit(2)	$(6.4)	$12.4	$6.0

Loss ratio(3):
Current year (excluding catastrophe losses)	54.0%	69.7%	65.0%
Current year catastrophe losses	21.9%	0.6%	7.0%
Prior years	(7.1%)	(4.7%)	(5.4%)
Total net loss and LAE	68.8%	65.6%	66.6%
Expense ratio(4)	33.1%	32.8%	32.9%
Combined ratio(5)	101.9%	98.4%	99.5%

Nine Months Ended September 30, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,299.2	$2,560.2	$3,859.4
Net premiums written	1,044.6	2,516.1	3,560.7

Net premiums earned	1,024.8	2,386.5	3,411.3
Net loss and LAE:
Current year (excluding catastrophe losses)	579.4	1,657.9	2,237.3
Current year catastrophe losses	322.8	96.9	419.7
Prior years	(74.8)	(82.4)	(157.2)
Total net loss and LAE	827.4	1,672.4	2,499.8
Commissions, brokerage and other underwriting expenses	314.6	729.6	1,044.2
Underwriting (loss)(2)	$(117.2)	$(15.5)	$(132.7)

Loss ratio(3):
Current year (excluding catastrophe losses)	56.5%	69.5%	65.6%
Current year catastrophe losses	31.5%	4.1%	12.3%
Prior years	(7.3%)	(3.5%)	(4.6%)
Total net loss and LAE	80.7%	70.1%	73.3%
Expense ratio(4)	30.7%	30.6%	30.6%
Combined ratio(5)	111.4%	100.7%	103.9%

Nine Months Ended September 30, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,252.6	$2,433.0	$3,685.6
Net premiums written	961.1	2,371.0	3,332.1

Net premiums earned	939.1	2,262.6	3,201.7
Net loss and LAE:
Current year (excluding catastrophe losses)	502.3	1,591.1	2,093.4
Current year catastrophe losses	71.7	4.6	76.3
Prior years	(50.2)	(90.6)	(140.8)
Total net loss and LAE	523.8	1,505.1	2,028.9
Commissions, brokerage and other underwriting expenses	315.8	735.0	1,050.8
Underwriting profit(2)	$99.5	$22.5	$122.0

Loss ratio(3):
Current year (excluding catastrophe losses)	53.5%	70.3%	65.4%
Current year catastrophe losses	7.6%	0.2%	2.4%
Prior years	(5.3%)	(4.0%)	(4.4%)
Total net loss and LAE	55.8%	66.5%	63.4%
Expense ratio(4)	33.6%	32.5%	32.8%
Combined ratio(5)	89.4%	99.0%	96.2%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$473.3	$455.9	3.8%	$1,299.2	$1,252.6	3.7%
Net premiums written	375.9	339.0	10.9%	1,044.6	961.1	8.7%
Net premiums earned	374.7	327.0	14.6%	1,024.8	939.1	9.1%
Casualty & other
Premiums written:
Gross premiums written	$904.7	$787.4	14.9%	$2,560.2	$2,433.0	5.2%
Net premiums written	887.3	772.7	14.8%	2,516.1	2,371.0	6.1%
Net premiums earned	832.6	770.6	8.0%	2,386.5	2,262.6	5.5%
Total
Premiums written:
Gross premiums written	$1,378.0	$1,243.3	10.8%	$3,859.4	$3,685.6	4.7%
Net premiums written	1,263.2	1,111.7	13.6%	3,560.7	3,332.1	6.9%
Net premiums earned	1,207.3	1,097.6	10.0%	3,411.3	3,201.7	6.5%

Property. The increases in gross premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect generally improving rates and growth in non-catastrophe property lines of business and, to a lesser extent, changes in foreign currency exchange rates, partially offset by a decreased participation in a large, global property treaty. The increase in gross premiums written in the third quarter of 2020 from the third quarter of 2019 also reflects growth in catastrophe property lines of business. Gross premiums written related to the Quota Share Treaty were $80.0 million and $207.0 million in the third quarter and first nine months of 2020, respectively, compared with $78.0 million and $197.4 million in the third quarter and first nine months of 2019, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 2.9 percent in the third quarter of 2020 from the third quarter of 2019, and increased 3.8 percent in the first nine months of 2020 from the first nine months of 2019.

The increases in net premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods reflect the impacts noted above as well as reductions of ceded premiums.

The increases in net premiums earned in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect the impact of higher gross premiums written and lower ceded premiums written in recent quarters and, to a lesser extent, the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 13.5 percent in the third quarter of 2020 from the third quarter of 2019, and increased 9.2 percent in the first nine months of 2020 from the first nine months of 2019.

Casualty & other. The increases in gross premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect generally improving rates overall and growth in the various traditional casualty and other professional liability lines of business in the U.S. and U.K. and, to a lesser extent, changes in foreign currency exchange rates. The increase in gross premiums written in first nine months of 2020 was partially offset by decreases in automobile lines of business in the U.S. arising from rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide. Gross premiums written related to the Quota Share Treaty were $112.2 million and $103.2 million in the third quarter of 2020 and 2019, respectively, and $294.6 million and $311.4 million in the first nine months of 2020 and 2019, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased by 13.5 percent in the third quarter of 2020 from the third quarter of 2019, and increased 5.0 percent in the first nine months of 2020 from the first nine months of 2019.

The increases in net premiums earned in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect the impact of higher gross premiums written in recent quarters and, to a lesser extent, the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 6.7 percent in the third quarter of 2020 from the third quarter of 2019, and increased 5.3 percent in the first nine months of 2020 from the first nine months of 2019.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$206.9	$176.7	17.1%	$579.4	$502.3	15.3%
Current year catastrophe losses	114.3	71.7	—	322.8	71.7	—
Prior years	(15.1)	(23.3)	(35.2%)	(74.8)	(50.2)	49.0%
Total net loss and LAE	$306.1	$225.1	36.0%	$827.4	$523.8	58.0%

Loss ratio:
Current year (excluding catastrophe losses)	55.2%	54.0%		56.5%	53.5%
Current year catastrophe losses	30.5%	21.9%		31.5%	7.6%
Prior years	(4.0%)	(7.1%)		(7.3%)	(5.3%)
Total net loss and LAE	81.7%	68.8%		80.7%	55.8%
Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$569.1	$537.3	5.9%	$1,657.9	$1,591.1	4.2%
Current year catastrophe losses	17.3	4.6	—	96.9	4.6	—
Prior years	(33.2)	(36.3)	(8.5%)	(82.4)	(90.6)	(9.1%)
Total net loss and LAE	$553.2	$505.6	9.4%	$1,672.4	$1,505.1	11.1%

Loss ratio:
Current year (excluding catastrophe losses)	68.4%	69.7%		69.5%	70.3%
Current year catastrophe losses	2.1%	0.6%		4.1%	0.2%
Prior years	(4.0%)	(4.7%)		(3.5%)	(4.0%)
Total net loss and LAE	66.5%	65.6%		70.1%	66.5%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$776.0	$714.0	8.7%	$2,237.3	$2,093.4	6.9%
Current year catastrophe losses	131.6	76.3	—	419.7	76.3	—
Prior years	(48.3)	(59.6)	(19.0%)	(157.2)	(140.8)	11.6%
Total net loss and LAE	$859.3	$730.7	17.6%	$2,499.8	$2,028.9	23.2%

Loss ratio:
Current year (excluding catastrophe losses)	64.3%	65.0%		65.6%	65.4%
Current year catastrophe losses	10.9%	7.0%		12.3%	2.4%
Prior years	(4.0%)	(5.4%)		(4.6%)	(4.4%)
Total net loss and LAE	71.2%	66.6%		73.3%	63.4%

Property. The increases in net loss and LAE in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect significant catastrophe losses and, to a lesser extent, the impact of higher net premiums earned. For the first nine months of 2020, the increase was partially offset by higher favorable prior accident year loss reserve development.

Catastrophe losses in the third quarter and first nine months of 2020 include $34.5 million and $222.9 million, respectively, of Pandemic-related catastrophe losses, as discussed above, as well as $44.5 million from Hurricane Laura. Weather-related catastrophe losses in the third quarter also include losses from typhoons and flooding in Asia and a derecho in August 2020, which caused widespread property and crop damage, primarily in Iowa, and a hailstorm in Alberta Canada,. Catastrophe losses in the first nine months of 2020 also include $20.1 million from an earthquake in Puerto Rico.

Net loss and LAE in the third quarter and first nine months of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	($ in millions)
Catastrophe events	$4.6		$(12.5)	(1)	$(27.3)	(2)	$(14.0)	(3)
Non-catastrophe	(19.7)	(4)	(10.8)	(5)	(47.5)	(4)	(36.2)	(5)
Total	$(15.1)		$(23.3)		$(74.8)		$(50.2)

(1)	Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year.
(2)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and, to a lesser extent, catastrophic events in the 2018 accident year.
(3)

Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year.

(4)	Primarily reflects favorable prior accident year loss reserve development in recent accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2018 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first nine months of 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2020.

Casualty & other. The increase in net loss and LAE in the third quarter of 2020 from the third quarter of 2019 primarily reflects the impact of higher net premiums earned and higher catastrophe losses. The increase in net loss and LAE in the first nine months of 2020 from the first nine months of 2019 primarily reflects higher catastrophe losses and, to a lesser extent, the impact of higher net premiums earned. Pandemic-related catastrophe losses totaled $13.5 million and $92.9 million in the third quarter and first nine months of 2020, respectively. Catastrophe losses also include $3.4 million from Hurricane Laura and $0.4 million from other events.

Net loss and LAE in the third quarter and first nine months of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	($ in millions)
Malpractice Treaties(1)	$—		$—		$—		$(1.4)
Catastrophe events	0.4		(2.6)		(2.1)		(3.1)
Other	(33.6)	(2)	(33.7)	(3)	(80.3)	(4)	(86.1)	(3)
Total	$(33.2)		$(36.3)		$(82.4)		$(90.6)

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

(2)	Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2018 and 2019.
(3)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and prior accident years, partially offset by unfavorable prior accident year loss reserve development in the 2016 through 2018 accident years, largely from short-tailed lines of business

(4)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the longer- and shorter-tailed lines of business in the 2015 accident year.

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first nine months of 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2020.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$112.4	$108.3	3.8%	$314.6	$315.8	(0.4%)

Expense ratio	30.0%	33.1%		30.7%	33.6%

Casualty & other
Commissions, brokerage and other underwriting expenses	$259.0	$252.6	2.5%	$729.6	$735.0	(0.7%)

Expense ratio	31.1%	32.8%		30.6%	32.5%

Total
Commissions, brokerage and other underwriting expenses	$371.4	$360.9	2.9%	$1,044.2	$1,050.8	(0.6%)

Expense ratio	30.8%	32.9%		30.6%	32.8%

Property. The increase in commissions, brokerage and other underwriting expenses in the third quarter of 2020 from the third quarter of 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.  The slight decrease in commissions, brokerage and other underwriting expenses in the first nine months of 2020 from the first nine months of 2019 primarily reflects lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs, partially offset by the impact of higher net premiums earned, as discussed above.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the third quarter of 2020 from the third quarter of 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.  The slight decrease in commissions, brokerage and other underwriting expenses in the first nine months of 2020 from the first nine months of 2019 primarily reflects lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs, partially offset by the impact of higher net premiums earned, as discussed above.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Property
Underwriting (loss) profit	$(43.8)	$(6.4)	584.4%	$(117.2)	$99.5	(217.8%)

Combined ratio	111.7%	101.9%		111.4%	89.4%

Casualty & other
Underwriting profit (loss)	$20.4	$12.4	64.5%	$(15.5)	$22.5	(168.9%)

Combined ratio	97.6%	98.4%		100.7%	99.0%

Total
Underwriting (loss) profit	$(23.4)	$6.0	(490.0%)	$(132.7)	$122.0	(208.8%)

Combined ratio	102.0%	99.5%		103.9%	96.2%

Property. The increase in underwriting losses in the third quarter of 2020 from the the third quarter of 2019 and the underwriting loss in the first nine months of 2020 compared with the underwriting profit in the first nine months of 2019 primarily reflect significantly higher catastrophe losses, which include losses related to the Pandemic, as discussed above.

Casualty & other. The increase in underwriting profit in the third quarter of 2020 from the third quarter of 2019 primarily reflects an increase in net premiums earned, partially offset by an increase in losses and LAE, as dicussed above. The underwriting loss in the first nine months of 2020 compared with the underwriting profit in the first nine months of 2019 primarily reflect casualty-related Pandemic catastrophe losses, as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2019 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended September 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$410.8	$111.8	$522.6
Net premiums written	271.9	102.0	373.9

Net premiums earned	260.4	89.2	349.6
Net loss and LAE:
Current year (excluding catastrophe losses)	136.5	53.7	190.2
Current year catastrophe losses	134.6	3.6	138.2
Prior years	(14.5)	0.5	(14.0)
Total net loss and LAE	256.6	57.8	314.4
Commissions, brokerage and other underwriting expenses	58.8	34.3	93.1
Underwriting (loss)(1)	$(55.0)	$(2.9)	$(57.9)

Loss ratio(2):
Current year (excluding catastrophe losses)	52.4%	60.1%	54.4%
Current year catastrophe losses	51.7%	4.0%	39.5%
Prior years	(5.6%)	0.6%	(4.0%)
Total net loss and LAE	98.5%	64.7%	89.9%
Expense ratio(3)	22.6%	38.5%	26.6%
Combined ratio(4)	121.1%	103.2%	116.5%

Three Months Ended September 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$319.7	$95.6	$415.3
Net premiums written	213.4	88.8	302.2

Net premiums earned	208.9	83.5	292.4
Net loss and LAE:
Current year (excluding catastrophe losses)	109.1	47.6	156.7
Current year catastrophe losses	18.0	1.6	19.6
Prior years	(1.2)	1.9	0.7
Total net loss and LAE	125.9	51.1	177.0
Commissions, brokerage and other underwriting expenses	55.7	32.9	88.6
Underwriting profit (loss)(1)	$27.3	$(0.5)	$26.8

Loss ratio(2):
Current year (excluding catastrophe losses)	52.3%	57.1%	53.7%
Current year catastrophe losses	8.6%	1.8%	6.7%
Prior years	(0.6%)	2.4%	0.2%
Total net loss and LAE	60.3%	61.3%	60.6%
Expense ratio(3)	26.7%	39.4%	30.3%
Combined ratio(4)	87.0%	100.7%	90.9%

Nine Months Ended September 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,251.3	$298.5	$1,549.8
Net premiums written	816.4	271.7	1,088.1

Net premiums earned	731.3	253.5	984.8
Net loss and LAE:
Current year (excluding catastrophe losses)	376.6	151.6	528.2
Current year catastrophe losses	191.4	4.9	196.3
Prior years	0.5	0.7	1.2
Total net loss and LAE	568.5	157.2	725.7
Commissions, brokerage and other underwriting expenses	169.4	102.3	271.7
Underwriting profit (loss)(1)	$(6.6)	$(6.0)	$(12.6)

Loss ratio(2):
Current year (excluding catastrophe losses)	51.4%	59.8%	53.7%
Current year catastrophe losses	26.2%	1.9%	19.9%
Prior years	0.1%	0.3%	0.1%
Total net loss and LAE	77.7%	62.0%	73.7%
Expense ratio(3)	23.2%	40.3%	27.6%
Combined ratio(4)	100.9%	102.3%	101.3%

Nine Months Ended September 30, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$991.1	$272.3	$1,263.4
Net premiums written	661.7	252.2	913.9

Net premiums earned	603.7	237.9	841.6
Net loss and LAE:
Current year (excluding catastrophe losses)	306.4	134.6	441.0
Current year catastrophe losses	36.8	2.4	39.2
Prior years	(17.4)	5.3	(12.1)
Total net loss and LAE	325.8	142.3	468.1
Commissions, brokerage and other underwriting expenses	167.2	96.0	263.2
Underwriting profit(1)	$110.7	$(0.4)	$110.3

Loss ratio(2):
Current year (excluding catastrophe losses)	50.8%	56.6%	52.3%
Current year catastrophe losses	6.1%	1.0%	4.7%
Prior years	(2.9%)	2.2%	(1.4%)
Total net loss and LAE	54.0%	59.8%	55.6%
Expense ratio(3)	27.7%	40.3%	31.3%
Combined ratio(4)	81.7%	100.1%	86.9%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$410.8	$319.7	28.5%	$1,251.3	$991.1	26.3%
Net premiums written	271.9	213.4	27.4%	816.4	661.7	23.4%
Net premiums earned	260.4	208.9	24.7%	731.3	603.7	21.1%
CapSpecialty
Premiums written:
Gross premiums written	$111.8	$95.6	16.9%	$298.5	$272.3	9.6%
Net premiums written	102.0	88.8	14.9%	271.7	252.2	7.7%
Net premiums earned	89.2	83.5	6.8%	253.5	237.9	6.6%
Total
Premiums written:
Gross premiums written	$522.6	$415.3	25.8%	$1,549.8	$1,263.4	22.7%
Net premiums written	373.9	302.2	23.7%	1,088.1	913.9	19.1%
Net premiums earned	349.6	292.4	19.6%	984.8	841.6	17.0%

RSUI. The increases in gross premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, directors’ and officers’ liability and umbrella/excess lines of business.

The increases in net premiums earned in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect growth in the professional liability and healthcare lines of business, due to increases in business opportunities, CapSpecialty’s expanded product offerings and the impact of CapSpecialty’s purchases of certain renewal rights in September 2019 and May 2020, partially offset by a curtailment of certain unprofitable broker relationships.

The increases in net premiums earned in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$136.5	$109.1	25.1%	$376.6	$306.4	22.9%
Current year catastrophe losses	134.6	18.0	647.8%	191.4	36.8	420.1%
Prior years	(14.5)	(1.2)	1,108.3%	0.5	(17.4)	(102.9%)
Total net loss and LAE	$256.6	$125.9	103.8%	$568.5	$325.8	74.5%

Loss ratio:
Current year (excluding catastrophe losses)	52.4%	52.3%		51.4%	50.8%
Current year catastrophe losses	51.7%	8.6%		26.2%	6.1%
Prior years	(5.6%)	(0.6%)		0.1%	(2.9%)
Total net loss and LAE	98.5%	60.3%		77.7%	54.0%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$53.7	$47.6	12.8%	$151.6	$134.6	12.6%
Current year catastrophe losses	3.6	1.6	125.0%	4.9	2.4	104.2%
Prior years	0.5	1.9	(73.7%)	0.7	5.3	(86.8%)
Total net loss and LAE	$57.8	$51.1	13.1%	$157.2	$142.3	10.5%

Loss ratio:
Current year (excluding catastrophe losses)	60.1%	57.1%		59.8%	56.6%
Current year catastrophe losses	4.0%	1.8%		1.9%	1.0%
Prior years	0.6%	2.4%		0.3%	2.2%
Total net loss and LAE	64.7%	61.3%		62.0%	59.8%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$190.2	$156.7	21.4%	$528.2	$441.0	19.8%
Current year catastrophe losses	138.2	19.6	605.1%	196.3	39.2	400.8%
Prior years	(14.0)	0.7	(2,100.0%)	1.2	(12.1)	(109.9%)
Total net loss and LAE	$314.4	$177.0	77.6%	$725.7	$468.1	55.0%

Loss ratio:
Current year (excluding catastrophe losses)	54.4%	53.7%		53.7%	52.3%
Current year catastrophe losses	39.5%	6.7%		19.9%	4.7%
Prior years	(4.0%)	0.2%		0.1%	(1.4%)
Total net loss and LAE	89.9%	60.6%		73.7%	55.6%

RSUI. The increases in net loss and LAE in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect higher catastrophe losses and, to a lesser extent, the impact of higher net premiums earned.

Catastrophe losses in the third quarter and first nine months of 2020 include $56.5 million from Hurricane Sally and $53.0 million from Hurricane Laura. Catastrophe losses in the first nine months of 2020 also include losses from severe weather and flooding in the Southeastern U.S. and a tornado in Tennessee. Catastrophe losses in the first nine months of 2020 also include $20.3 million of Pandemic losses, which primarily relate to business interruption and related estimated legal expenses. Catastrophe losses in the third quarter and first nine months of 2019 primarily relate to severe weather and flooding in the Midwestern U.S.

Net loss and LAE in the third quarter and first nine months of 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
	($ in millions)
Casualty	$(6.6)	(1)	$(0.2)	(2)	$8.9	(3)	$(17.9)	(2)
Property and other	(7.9)	(4)	(1.0)		(8.4)	(4)	0.5
Total	$(14.5)		$(1.2)		$0.5		$(17.4)

(1)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability and binding authority lines of business in recent accident years.

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

(4)

Primarily reflects favorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from Asian catastrophe losses in the 2019 and 2018 accident years and, to a lesser extent, favorable prior accident year loss reserve development also reflects U.S. catastrophe losses in the 2018 accident year.

The favorable prior accident year loss reserve development in the third quarter of 2020 and the unfavorable prior accident year reserve development in first nine months of 2020 reflect favorable and unfavorable loss emergence, respectively, compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first nine months of 2020 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2020.

CapSpecialty. The increases in net loss and LAE in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect the impact of higher net premiums earned, higher current accident year losses and $3.0 million of Pandemic-related catastrophe losses, partially offset by less unfavorable prior accident year loss reserve development.

Net loss and LAE in the third quarter and first nine months of 2020 includes modest amounts of unfavorable prior accident year loss reserve development primarily related to certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.

Net loss and LAE in the third quarter of 2019 includes unfavorable prior accident year loss reserve development primarily related to the professional liability lines of business in the recent accident year. Net loss and LAE in the first nine months of 2019 also include unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years and, to a lesser extent, unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$58.8	$55.7	5.6%	$169.4	$167.2	1.3%

Expense ratio	22.6%	26.7%		23.2%	27.7%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$34.3	$32.9	4.3%	$102.3	$96.0	6.6%

Expense ratio	38.5%	39.4%		40.3%	40.3%

Total
Commissions, brokerage and other underwriting expenses	$93.1	$88.6	5.1%	$271.7	$263.2	3.2%

Expense ratio	26.6%	30.3%		27.6%	31.3%

RSUI. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect the impact of higher net premiums earned, higher overall commission rates and investments in technology.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
RSUI
Underwriting (loss) profit	$(55.0)	$27.3	(301.5%)	$(6.6)	$110.7	(106.0%)

Combined ratio	121.1%	87.0%		100.9%	81.7%

CapSpecialty
Underwriting (loss) profit	$(2.9)	$(0.5)	480.0%	$(6.0)	$(0.4)	1,400.0%

Combined ratio	103.2%	100.7%		102.3%	100.1%

Total
Underwriting (loss) profit	$(57.9)	$26.8	(316.0%)	$(12.6)	$110.3	(111.4%)

Combined ratio	116.5%	90.9%		101.3%	86.9%

RSUI. The underwriting losses in the third quarter and first nine months of 2020 compared with the underwriting profit in the third quarter and first nine months of 2019 primarily reflect higher catastrophe losses, as discussed above.

CapSpecialty. The increases in underwriting losses in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect higher current accident year losses, Pandemic-related losses and, to a lesser extent, higher commissions, brokerage and other underwriting expenses, partially offset by less unfavorable prior accident year loss reserve development, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
	($ in millions)
Net investment income	$122.7	$145.1	(15.4%)	$347.8	$401.5	(13.4%)
Change in the fair value of equity securities	103.4	(16.7)	(719.2%)	(176.0)	515.7	(134.1%)
Net realized capital gains	1.7	4.1	(58.5%)	36.8	20.4	80.4%
Change in allowance for credit losses on available for sale securities	3.4	(3.6)	(194.4%)	(10.7)	(13.6)	(21.3%)

Net investment income. The decrease in net investment income in the third quarter of 2020 from the third quarter of 2019 primarily reflects lower interest income and, to a lesser extent, lower dividend income, partially offset by higher partnership income. The decrease in net investment income in the first nine months of 2020 from the first nine months of 2019 primarily reflects lower interest income and, to a lesser extent, lower partnership income and dividend income.

Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities. Lower dividend income reflects reductions in our equity security portfolio. Lower partnership income in the first nine months of 2020 reflects the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships, and higher partnership income in the third quarter of 2020 reflects a partial recovery of these lower-quality debt securities held by certain of our investment partnerships.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first nine months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions. The change in the fair value of equity securities in the third quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated. The change in the fair value of equity securities in the third quarter of 2019 reflects modest depreciation in the value of our equity securities portfolio, primarily from our holdings in the industrial sector. The change in the fair value of equity securities in the first nine months of 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors.

Net realized capital gains. The decrease in net realized gains in the third quarter of 2020 from the third quarter of 2019 primarily reflects lower realized gains from the sale of our debt securities. The increase in net realized gains in the first nine months of 2020 from the first nine months of 2019 primarily reflects higher realized gains from the sale of our debt securities.

Change in allowance for credit losses on available for sale securities. The change in allowance for credit losses on AFS securities in the first nine months of 2020 reflect $10.7 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost.  The $10.7 million is net of a $3.4 million reduction of credit losses on AFS securities in the third quarter of 2020, arising primarily from improved bond market conditions and bond sales.  The change in allowance for credit losses on AFS securities in the first nine months of 2019 reflects $13.6 million, primarily related to the energy sector and the deterioration of creditworthiness of the issuers.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three and nine months ended September 30, 2020.

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

The following table presents the results of the Alleghany Capital segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$324.2	$389.6	$—	$713.8	$286.8	$341.2	$—	$628.0
Net investment income	—	—	—	—	1.4	(0.2)	—	1.2
Net realized capital gains	0.3	(0.1)	13.7	13.9	0.1	(0.3)	—	(0.2)
Total revenues	$324.5	$389.5	$13.7	$727.7	$288.3	$340.7	$—	$629.0
Other operating expenses(1)	291.2	348.0	4.2	643.4	266.0	307.8	4.4	578.2
Amortization of intangible assets	4.0	7.0	—	11.0	2.9	4.8	—	7.7
Interest expense	2.0	1.5	(0.2)	3.3	3.1	1.7	0.4	5.2
Earnings (losses) before income taxes	$27.3	$33.0	$9.7	$70.0	$16.3	$26.4	$(4.8)	$37.9

Earnings (losses) before income taxes	$27.3	$33.0	$9.7	$70.0	$16.3	$26.4	$(4.8)	$37.9
Less: net realized capital gains	(0.3)	0.1	(13.7)	(13.9)	(0.1)	0.3	—	0.2
Add: amortization of intangible assets	4.0	7.0	—	11.0	2.9	4.8	—	7.7
Adjusted earnings (losses) before income taxes(2)	$31.0	$40.1	$(4.0)	$67.1	$19.1	$31.5	$(4.8)	$45.8

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$847.3	$806.9	$0.1	$1,654.3	$865.2	$861.2	$0.4	$1,726.8
Net investment income	1.8	—	—	1.8	3.7	(0.3)	—	3.4
Net realized capital gains	5.6	(0.4)	30.1	35.3	0.7	(0.4)	—	0.3
Total revenues	$854.7	$806.5	$30.2	$1,691.4	$869.6	$860.5	$0.4	$1,730.5
Other operating expenses(1)	799.7	759.6	8.4	1,567.7	800.3	776.2	15.5	1,592.0
Amortization of intangible assets	11.4	20.9	—	32.3	9.3	13.5	—	22.8
Interest expense	6.5	5.6	(0.7)	11.4	9.1	4.7	0.4	14.2
Earnings (losses) before income taxes	$37.1	$20.4	$22.5	$80.0	$50.9	$66.1	$(15.5)	$101.5

Earnings (losses) before income taxes	$37.1	$20.4	$22.5	$80.0	$50.9	$66.1	$(15.5)	$101.5
Less: net realized capital gains	(5.6)	0.4	(30.1)	(35.3)	(0.7)	0.4	—	(0.3)
Add: amortization of intangible assets	11.4	20.9	—	32.3	9.3	13.5	—	22.8
Adjusted earnings (losses) before income taxes(2)	$42.9	$41.7	$(7.6)	$77.0	$59.5	$80.0	$(15.5)	$124.0

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $0.4 million and $1.6 million for the third quarter of 2020 and 2019, respectively, and $4.8 million and $3.0 million for the first nine months of 2020 and 2019, respectively.

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

The changes in Alleghany Capital’s equity for the three and nine months ended September 30, 2020 and 2019 are presented in the table below:

	Three Months Ended September 30,
	2020				2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$607.0	$460.4	$(54.2)	$1,013.2	$516.0	$410.6	$(46.7)	$879.9
Earnings (losses) before income taxes	27.3	33.0	9.7	70.0	16.3	26.4	(4.8)	37.9
Income taxes(1)	(3.8)	—	(8.9)	(12.7)	0.1	(0.7)	(4.7)	(5.3)
Net (losses) earnings attributable to noncontrolling interests(2)	(2.6)	(8.5)	—	(11.1)	(3.0)	(7.9)	—	(10.9)
Capital contributions (returns of capital) and other	(12.7)	(3.4)	16.6	0.5	6.7	(17.7)	10.9	(0.1)
Equity, end of period	$615.2	$481.5	$(36.8)	$1,059.9	$536.1	$410.7	$(45.3)	$901.5

	Nine Months Ended September 30,
	2020				2019
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total(1)
	($ in millions)
Equity, beginning of period	$523.3	$410.6	$(33.0)	$900.9	$462.5	$443.3	$(44.2)	$861.6
Earnings (losses) before income taxes	37.1	20.4	22.5	80.0	50.9	66.1	(15.5)	101.5
Income taxes(1)	(4.4)	(0.1)	(7.4)	(11.9)	(0.8)	(2.4)	(15.2)	(18.4)
Net (losses) earnings attributable to noncontrolling interests(2)	(3.6)	(6.3)	—	(9.9)	(9.0)	(18.9)	—	(27.9)
Capital contributions (returns of capital) and other(3)	62.8	56.9	(18.9)	100.8	32.5	(77.4)	29.6	(15.3)
Equity, end of period	$615.2	$481.5	$(36.8)	$1,059.9	$536.1	$410.7	$(45.3)	$901.5

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended September 30, 2020 was ($5.8) million and ($6.9) million, respectively, and for the three months ended September 30, 2019 was ($3.4) million and ($5.6) million, respectively, and for the nine months ended September 30, 2020 was ($7.5) million and ($4.3) million, respectively, and for the nine months ended September 30, 2019 was ($10.7) million and ($13.9) million, respectively.

(2)

During the first nine months of 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 24 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

(3)

For the nine months ended September 30, 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares for its acquisition of a plush toy manufacturer that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital for its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020. For the nine months ended September 30, 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer in June 2019.

Noninsurance revenue. The increase in noninsurance revenue in the third quarter of 2020 from the third quarter of 2019 reflects an increase in non-industrial and, to a lesser extent, industrial operations. The increase in non-industrial noninsurance revenue reflects higher sales at Jazwares, primarily due to the impact of acquisitions in April 2020 and October 2019, partially offset by lower noninsurance revenue at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy. The increase in industrial noninsurance revenue primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above and, to a lesser extent, higher sales at PCT.

The decrease in noninsurance revenue in the first nine months of 2020 from the first nine months of 2019 reflects a decrease in non-industrial and, to a lesser extent, industrial operations. The decrease in non-industrial noninsurance revenue reflects lower noninsurance revenue at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy, and IPS, due to Pandemic-related project delays and customer site closures, partially offset by an increase in sales at Jazwares. The increase in Jazwares reflects the impact of acquisitions in April 2020 and October 2019, partially offset by the acquisition of a major new video game license in the fourth quarter of 2018, which positively impacted sales in the first nine months of 2019 and, to a lesser extent, Pandemic-related temporary shelter in place orders, disruptions to shipping schedules and store closures in the first nine months of 2020.

The decrease in industrial noninsurance revenue in the first nine months of 2020 primarily reflects Pandemic-related project delays and customer site closures at W&W|AFCO Steel during the first nine months of 2020 and, to a lesser extent, slower orders for industrial capital equipment and services at Kentucky Trailer and PCT, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Net investment income. The decreases in net investment income in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect a cessation of equity income from Wilbert upon Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Net realized capital gains. Net realized capital gains in the third quarter and first nine months of 2020 include $13.8 million on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord.  Net realized capital gains in the first nine months of 2020 also include: (i) a $16.3 million gain on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to its estimated fair value; and (ii) a $5.0 million gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The increase in other operating expenses in the third quarter of 2020 from the third quarter of 2019 primarily reflects an increase in costs related to higher revenues in non-industrial and industrial operations, as described above.

The decrease in other operating expenses in the first nine months of 2020 from the first nine months of 2019 primarily reflects a decrease in costs related to lower revenues in non-industrial and industrial operations, as described above, partially offset by the cost of Pandemic-related safety measures undertaken in the first nine months of 2020 and an increase in finders’ fees, legal and accounting costs and other transaction-related expenses. The decrease in other operating expenses also reflects lower incentive compensation accruals in Alleghany Capital’s corporate operations due to a decline in overall financial performance.

Amortization of intangible assets. The increases in amortization expense in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Interest expense. The decreases in interest expense in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect lower overall borrowings to support working capital needs, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Earnings (losses) before income taxes. The increase in earnings before income taxes in the third quarter of 2020 from the third quarter of 2019 reflects a realized capital gain at Alleghany Capital’s corporate operations, as discussed above, and higher earnings at the non-industrial and industrial operations. The increase in non-industrial earnings before income taxes reflects the impact of higher sales at Jazwares due primarily to the impact of acquisitions in April 2020 and October 2019, partially offset by of lower revenues at Concord, as discussed above, and the resulting reduction in earnings. The increase in industrial earnings before income taxes primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above, and the impact of higher sales and margins at PCT.

The decrease in earnings before income taxes in the first nine months of 2020 from the first nine months of 2019 primarily reflects lower earnings before income taxes in the non-industrial and industrial operations, partially offset by net realized capital gains and lower incentive compensation accruals in Alleghany Capital’s corporate operations. The decrease in non-industrial and industrial earnings before income taxes reflects the impact of lower sales and margins, particularly at Jazwares and W&W|AFCO Steel, due to the impact of the Pandemic, including shelter in place orders, customer site closures and supply disruptions, the cost of Pandemic-related safety measures and higher amortization of intangible assets, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, SORC and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	6.6	1.5	10.3	8.7
Change in the fair value of equity securities	(10.6)	—	(12.0)	3.6
Net realized capital gains	1.1	—	(80.4)	0.1
Change in allowance for credit losses on available for sale securities	—	—	(0.2)	—
Noninsurance revenue	1.1	3.0	5.7	10.2
Total revenues	(1.8)	4.5	(76.6)	22.6

Net loss and loss adjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	2.6	6.6	12.2	20.9
Corporate administration	12.1	20.8	18.0	63.2
Amortization of intangible assets	—	—	—	—
Interest expense	13.2	13.7	32.2	39.9
(Losses) before income taxes	$(29.7)	$(36.6)	$(139.0)	$(101.4)

Net investment income. The increases in net investment income in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect higher partnership income.

Change in the fair value of equity securities. The change in the fair value of equity securities in the third quarter of 2020 reflects depreciation in the value of equity securities at the Alleghany parent-company-level, primarily in the materials sector. The change in the fair value of equity securities in first nine months of 2020 also reflects a significant depreciation in the value of equity securities at the Alleghany parent company-level due primarily to the impact of the Pandemic, as discussed above. The change in the fair value of equity securities in the first nine months of 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector.

Net realized capital gains. The net realized capital gains in the third quarter of 2020 primarily reflect gains from the sale of debt securities partially offset by $1.6 million from the write-down of SORC’s oil field assets. The net realized capital losses in the first nine months of 2020 primarily reflect $76.0 million from the write-down of SORC oil field assets. SORC’s oil field assets are held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs to sell.  In the third quarter of 2020, certain of SORC’s oil field assets were sold at values that approximated their reduced carrying value.  As of September 30, 2020, SORC’s stockholder’s equity was $25.3 million, which consisted primarily of deferred tax assets and current taxes receivable. The net realized capital losses in the first nine months of 2020 also include a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020.  See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on this early redemption.

Noninsurance revenue. The decreases in noninsurance revenue in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect lower energy sales at SORC, due to a significant decline in oil prices and the sale of certain oil field assets in the third quarter of 2020.

Other operating expenses. The decreases in other operating expenses in the third quarter and first nine months of 2020 from the corresponding 2019 periods primarily reflect reduced costs at SORC, which were due in part to the sale of certain oil field assets in the third quarter of 2020.

Corporate administration. The decreases in corporate administration expense in the third quarter and first nine months of 2020 from the corresponding 2019 periods reflect significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impact of depreciation of Alleghany stock price and, for the first nine months of 2020, consolidated net losses attributable to Alleghany stockholders, as discussed above.

Interest expense. The decrease in interest expense in the first nine months of 2020 from the first nine months of 2019 primarily reflects the impact of the early redemption of certain senior notes on January 15, 2020, partially offset by the issuance of certain senior notes on May 18, 2020. See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail.

(Losses) before income taxes. The decrease in losses before income taxes in the third quarter of 2020 from the third quarter of 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals and higher investment income, partially offset by depreciation in the value of equity securities, all as discussed above. The increase in losses before income taxes in the first nine months of 2020 from the first nine months of 2019 reflects significant realized capital losses, primarily from the write-down of SORC oil field assets, partially offset by the impact of lower Alleghany parent company long-term incentive compensation accruals, all as discussed above.

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

	As of September 30, 2020			As of December 31, 2019
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,046.8	$(472.8)	$1,574.0	$1,965.5	$(604.3)	$1,361.2
Casualty & other(1)	7,594.4	(322.1)	7,272.3	7,358.3	(303.2)	7,055.1
	9,641.2	(794.9)	8,846.3	9,323.8	(907.5)	8,416.3
Insurance Segment
Property	588.1	(214.9)	373.2	409.0	(142.2)	266.8
Casualty(2)	2,322.9	(606.6)	1,716.3	2,075.3	(537.3)	1,538.0
Workers' Compensation	2.4	—	2.4	2.3	—	2.3
All other(3)	197.3	(74.9)	122.4	183.7	(62.6)	121.1
	3,110.7	(896.4)	2,214.3	2,670.3	(742.1)	1,928.2
Eliminations	(70.4)	70.4	—	(65.7)	65.7	—
Total	$12,681.5	$(1,620.9)	$11,060.6	$11,928.4	$(1,583.9)	$10,344.5

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

Changes in Gross and Net Loss and LAE Reserves between September 30, 2020 and December 31, 2019. Gross and net loss and LAE reserves as of September 30, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first nine months of 2020, partially offset by payments on catastrophe losses incurred primarily in 2017, 2018 and 2019 and favorable prior accident year loss reserve development, all as discussed above.

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

As of September 30, 2020, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,697.0 million, consisting of $1,620.9 million of ceded outstanding loss and LAE and $83.0 million of recoverables on paid losses, less $6.9 million of an allowance for credit losses. See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

Financial Condition

Parent Level

General. In general, we follow a policy of maintaining a relatively liquid financial condition at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2020, we held total marketable securities and cash of $1,265.8 million, compared with $1,283.3 million as of December 31, 2019. The decrease in marketable securities and cash in the first nine months of 2020 primarily reflects the redemption of certain senior notes, a special dividend paid in the first quarter of 2020 and the repurchases of shares of our common stock, as discussed below, as well as contributions to Alleghany Capital to fund the acquisitions of Wilbert and acquisitions made by Jazwares and PCT, partially offset by the issuance of the 2030 Senior Notes, as discussed below, and the receipt of dividends from TransRe and RSUI. The $1,265.8 million is composed of $778.2 million at the Alleghany parent company, $408.4 million at AIHL and $79.2 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2020.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.6 billion as of September 30, 2020, compared with approximately $8.8 billion as of December 31, 2019. The decrease in stockholders’ equity in the first nine months of 2020 primarily reflects net losses attributable to Alleghany stockholders, as discussed above, as well as a special dividend and repurchases of our common stock, all as discussed below. As of September 30, 2020, we had 14,180,619 shares of our common stock outstanding, compared with 14,364,628 shares of our common stock outstanding as of December 31, 2019.

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

There were no borrowings under the Credit Agreement from inception through September 30, 2020.

Common Stock Repurchases. In June 2018, our Board of Directors authorized the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the previously announced program, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of September 30, 2020, we had $512.9 million remaining under our repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Shares repurchased	131,414	25,398	193,954	174,211
Cost of shares repurchased (in millions)	$70.0	$19.3	$114.3	$112.4
Average price per share repurchased	$532.59	$759.70	$589.10	$645.46

Special Dividend. In February 2020, our Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, we paid dividends to stockholders totaling $215.0 million.

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on Pillar Investments as of September 30, 2020.

See Note 9(c) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding variable interest entities.

Investments in Commercial Mortgage Loans. As of September 30, 2020 and December 31, 2019, the carrying value of our commercial mortgage loan portfolio was $691.9 million and $686.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of September 30, 2020.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2020.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $462.5million as of September 30, 2020, which is generally used to support working capital needs and to help finance acquisitions. The $462.5 million included:

•

$180.0 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its acquisition of Wicked Cool Toys, LLC in October 2019 and its acquisition of Kelly Toys Holdings, LLC in April 2020;

•

$75.9 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in February 2018);

•	$73.8 million of borrowings by Wilbert under its available credit facility and term loans;

•

$61.8 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$37.0 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and
•

$34.0 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments.  In the first nine months of 2020, Alleghany Capital invested $0.8 million in certain hotel development projects.  The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of September 30, 2020, we guaranteed up to $5.3 million of debt of these entities to certain third party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term, risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2020 and December 31, 2019 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2020. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our debt securities portfolio as of September 30, 2020.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal.  Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of September 30, 2020 and December 31, 2019, our debt securities portfolio had an effective duration of approximately 4.5 years and 4.2 years, respectively.  The increase in duration during the first nine months of 2020 primarily reflects the significant decline in risk-free interest rates, which was partially offset by the passage of time. As of September 30, 2020, approximately $4.0 billion, or 26 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of September 30, 2020, our invested assets increased to approximately $19.5 billion from approximately $18.9 billion as of December 31, 2019, primarily reflecting appreciation in the value of our debt securities portfolio and net proceeds from the issuance of our 2030 Senior Notes, partially offset by depreciation in the value of our equity securities portfolio, the early redemption of our 2020 Senior Notes, the special dividend payment and repurchases of shares of our common stock, all as discussed above. The appreciation in the value of our debt securities portfolio reflects a decrease in risk-free interest rates in the first nine months of 2020.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$18,379.7	$18,379.7	$17,632.3	$17,632.3

Liabilities
Senior notes and other debt(2)	$2,041.6	$2,398.3	$1,751.1	$1,962.7

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

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2020 and December 31, 2019.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2020, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$—	$—	$2.7	$8.4	$117.8	$74.4	$42.6	$—	$245.9	$15.4	$261.3
Texas	13.6	—	0.1	5.1	8.1	23.8	77.8	1.9	130.4	75.9	206.3
California	6.3	39.8	2.3	7.3	2.5	10.6	45.9	—	114.7	71.0	185.7
Massachusetts	16.2	5.5	7.9	—	41.8	1.3	21.9	0.3	94.9	66.5	161.4
Pennsylvania	6.4	1.5	11.6	—	—	32.8	6.2	31.7	90.2	39.5	129.7
Washington	—	—	1.9	—	3.3	10.9	39.0	2.4	57.5	51.2	108.7
Florida	—	0.3	4.5	—	19.2	43.2	8.8	9.9	85.9	11.2	97.1
Ohio	35.8	1.2	3.0	1.2	2.2	0.3	11.9	9.6	65.2	29.6	94.8
Utah	5.8	—	—	—	17.7	18.7	19.9	—	62.1	6.5	68.6
South Carolina	—	—	—	1.2	2.2	—	5.2	43.2	51.8	12.5	64.3
All other states	105.4	69.5	38.7	63.6	71.3	57.2	166.3	81.9	653.9	227.6	881.5
Total	$189.5	$117.8	$72.7	$86.8	$286.1	$273.2	$445.5	$180.9	$1,652.5	$606.9	2,259.4
Total advanced refunded / escrowed maturity funds											301.7
Total municipal bonds											$2,561.1

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of September 30, 2020 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2020 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$17,930.9	$17,075.6	$16,281.0	$15,579.9	$14,877.2	$14,185.5	$13,529.6
Estimated change in fair value	2,351.0	1,495.7	701.1	—	(702.7)	(1,394.4)	(2,050.3)

Liabilities:
Senior notes and other debt, fair value	$3,058.8	$2,803.1	$2,585.0	$2,398.3	$2,237.4	$2,097.8	$1,975.7
Estimated change in fair value	660.5	404.8	186.7	—	(160.9)	(300.5)	(422.6)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2020 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2020
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$2,163.5	20% Increase	$2,596.1	4.0%
	20% Decrease	1,730.8	(4.0%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $360.8 million as of September 30, 2020.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of September 30, 2020, the largest foreign currency net liability exposures for these foreign operations were the Japanese Yen and Brazilian Real, and the largest foreign currency net asset exposures for these foreign operations was the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of September 30, 2020 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2020
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(87.4)	(1)	20% Increase	($104.9)	(0.2%)
		20% Decrease	(69.9)	0.2%

(1)	Denotes a net liability position as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that the impact of the COVID-19 global pandemic will continue to materially affect our businesses, results of operations, financial condition and liquidity. On March 11, 2020, the World Health Organization declared the global spread of a novel coronavirus (COVID-19) to be a pandemic and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States to be a national emergency. The COVID-19 global pandemic, or the “Pandemic,” and mitigation efforts by governments to attempt to control its spread have significantly impacted the global economy and our results of operations. We began to experience a negative impact on our results of operations arising from the Pandemic in the first quarter 2020 and that impact continued throughout the second and third quarter of 2020, and we expect it to continue to negatively affect our future results of operations in future periods, including in the fourth quarter of 2020. The duration and extent of the impact of the Pandemic on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and vendors. Given the scope and magnitude of the Pandemic, all of its direct and indirect consequences are not yet known and may not emerge for some time. The ongoing Pandemic presents risks and uncertainties to our operating businesses and investments, which could have a material adverse effect on our businesses, results of operations, financial condition and liquidity, including the following:

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

•

Investments in Debt Securities, Equity Securities and Other Invested Assets. The fair value of our investments in debt, equity securities and certain other invested assets fluctuates depending on general economic and market conditions. In the first nine months of 2020, the Pandemic had a significant negative impact on financial markets, and consequently the fair value of our equity securities depreciated by $188.0 million, and we recorded $10.9 million of losses through a credit allowance for available for sale debt securities. Due to the unprecedented nature of the Pandemic and related uncertainty, it is probable that financial markets, and by extension the value of our investment portfolio, will remain volatile until more clarity is available around the economic impact of the Pandemic. Prospectively, the sensitivity of the value of our investment portfolio relative to changes in broader financial markets can be approximated by the market beta of our equity holdings and the effective duration of our debt securities.  As of September 30, 2020, the market beta and effective duration of our equity and debt securities were 0.9 and 4.5 years, respectively. A market beta of 0.9 suggests that, over time, the portfolio is expected to move consistently with the stock market, and a duration of 4.5 years suggests that, for a 1% move in interest rates, the fixed income portfolio should appreciate or depreciate by 4.5 percent.

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

•

Oil and Gas Price Volatility. Market prices for oil and gas collapsed in the first nine months of 2020 as the combination of the Pandemic and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude. The price shock has adversely affected the results, prospects and values of our investments in energy-related businesses, including Alleghany’s wholly-owned subsidiary SORC, which businesses are likely to remain pressured until the uncertainty around the Pandemic and the price of energy products abates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended September 30, 2020:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July31	—	$—	—	$582.9
August 1 to August 31	51,171	547.08	51,171	554.9
September 1 to September 30	80,243	523.34	80,243	512.9
Total	131,414	532.59	131,414

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

Item 5. Other Information.

On November 3, 2020, the Alleghany Board of Directors approved amendments to Alleghany’s Amended and Restated By-laws (as amended, the “By-laws”), which became effective immediately.  The amendments include, without limitation, the following:

•	outlining the process for Board of Directors action in the event of an emergency;
•	allowing special meetings of the Board of Directors to be held with less than 48 hours’ notice;
•	updating the advance notice provisions for director nominations and stockholder proposals;
•	clarifying that the Board of Directors may adjourn or delay the annual meeting of stockholders;
•	clarifying the powers of the chairperson of the stockholder meeting to regulate conduct at such meeting;
•	designating the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of litigation; and
•	other clarifying and conforming amendments throughout the By-laws.

The above summary is qualified in its entirety by reference to the full text of the By-laws, a copy of which is attached hereto as Exhibit 3.1 and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated By-laws of Alleghany, as amended November 3, 2020.

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: November 3, 2020	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Senior Vice President and chief financial officer
(principal financial officer)