Form 10-K
period 2020-12-31
ALLEGHANY CORP /DE
filed 2021-02-23
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).

Yes    ☐            No  ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6,775,179,881 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 8, 2021, 13,992,658 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 30, 2021 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2020, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;
•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;
•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;
•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;
•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;
•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;
•	“SORC” are to our former wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries, which was sold on December 31, 2020;
•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;
•	“PCT” are to our wholly-owned subsidiary Precision Cutting Technologies, Inc. and its subsidiaries;
•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;
•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;
•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;
•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries;
•	“Concord” are to our majority-owned subsidiary CHECO Holdings, LLC and its subsidiaries;
•	“Wilbert” are to our majority-owned subsidiary Wilbert Funeral Services, Inc. and its subsidiaries; and
•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

PART I

Item 1. Business.

Overview

Alleghany Corporation owns and supports certain operating subsidiaries and manages investments, anchored by a core position in property and casualty reinsurance and insurance. Alleghany Corporation, incorporated in Delaware in 1984, is the successor company to Alleghany Corporation, a Maryland corporation, which was founded in 1929. Through TransRe, a wholly-owned Alleghany subsidiary since March 2012, we are engaged in the property and casualty reinsurance business. Through AIHL, a wholly-owned intermediate holding company, we are engaged in the property and casualty insurance business. AIHL’s principal insurance company subsidiaries are RSUI and CapSpecialty. RSUI and CapSpecialty have been subsidiaries of AIHL since July 2003 and January 2002, respectively. AIHL Re, a Vermont captive reinsurance company which provides reinsurance to Alleghany’s current and former insurance operating subsidiaries and affiliates, has been a wholly-owned subsidiary of Alleghany since its formation in May 2006.

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also generate revenues and earnings from a diverse portfolio of non-financial businesses that are owned and managed through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s businesses include: PCT; Kentucky Trailer; IPS; Jazwares; W&W|AFCO Steel; Concord; and Wilbert.

In addition, we own certain other holding company investments. Our wholly-owned subsidiary Alleghany Properties owns and manages certain properties in the Sacramento, California region. Our public equity investments are managed primarily through our wholly-owned subsidiary Roundwood. Prior to its December 31, 2020 sale, SORC was our wholly-owned subsidiary. Headquartered in Golden, Colorado, SORC is an exploration and production company focused on enhanced oil recovery.

As of December 31, 2020, we had total assets of $28.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.8 billion.

Our principal executive offices are located in leased office space at 1411 Broadway, 34th Floor, New York, New York, 10018. Our telephone number is (212) 752-1356. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” are available, free of charge, on our website at www.alleghany.com, as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov. Our Financial Personnel Code of Ethics, Employee Code of Business Conduct and Ethics, Director Code of Business Conduct and Ethics, Code of Business Conduct and Ethics for our Business Partners, Corporate Governance Guidelines and the charters for our Audit, Compensation and Environmental, Social and Governance Committees are also available on our website. In addition, interested parties may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of Alleghany.

Segment Information

Our segments are reported in a manner consistent with the way management evaluates the businesses. As such, we classify our businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities.

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC.

In 2020, our reinsurance and insurance segments constituted the majority of our total consolidated revenues, as follows:

2020 Revenues

Reinsurance & Insurance 73%
Other 27%
Alleghany Capital 104%
Corporate Activities (4%)

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

TransRe, through its principal, wholly-owned subsidiaries Transatlantic Reinsurance Company, or “TRC,” TransRe London Ltd., or “TRL,” and TransRe Europe S.A., or “TRESA,” provides property and casualty reinsurance to insurance and other reinsurance companies. These products are distributed both through brokers and on a direct basis in the domestic and foreign markets. Domestically, TransRe is headquartered in New York, New York and has seven other office locations in the U.S. TransRe also has operations worldwide, including: Africa, Australia, Bermuda, Canada, Asia (where it has five locations), South America (where it has two locations), the U.K. and Europe (where it has four locations). TRC is licensed, accredited or otherwise approved as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the U.K., Mexico, several countries in South and Central America and the Caribbean, the Hong Kong Special Administrative Region of the People’s Republic of China, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the U.K. and India and TRESA is licensed as a reinsurer in Luxembourg and Dubai.

The reinsurance segment constitutes the majority of our consolidated net premiums written and is reported through two major product lines, “property” and “casualty & other.”

2020 Net Premiums Written

Insurance
24%
Reinsurance
76%
Property
30%
Casualty
50%
Other
20%
Casualty
& other
70%

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

As of December 31, 2020, the statutory surplus of TRC was $4.8 billion, as determined in accordance with statutory accounting principles, or “SAP,” and the consolidated equity of TransRe was $5.4 billion, as determined in accordance with accounting principles generally accepted in the U.S., or “GAAP.”

Distribution. TransRe provides property and casualty reinsurance through brokers as well as directly to insurance and reinsurance companies in domestic and foreign markets. In 2020, approximately 82 percent of TransRe’s gross premiums written were written through brokers with the balance written directly with ceding company clients. In the reinsurance brokerage industry, brokers are engaged by the ceding companies to place reinsurance on their behalf. In 2020, companies controlled by Aon plc, Marsh & McLennan Companies, Inc. and TigerRisk Partners, LLC were TransRe’s largest brokerage sources of business, accounting for approximately 27 percent, 19 percent and 14 percent, respectively, of gross premiums written. The reinsurance brokerage industry is dominated by certain of these brokers. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

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

Ratings. TRC, TRL and TRESA are rated A+ by Standard & Poor’s Ratings Services, or “S&P,” and A+ (Superior) by A.M. Best Company, Inc., or “A.M. Best,” and TRC is rated A1 by Moody’s Investors Service Inc., or “Moody’s.” Additional information regarding ratings and the risks related to ratings from ratings agencies can be found on page 66 of this Form 10-K.

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

2020 Net Premiums Written

Reinsurance
76%
Insurance
24%
RSUI
75%
CapSpecialty
25%

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

RSUI writes business on a surplus lines eligible, non-admitted basis primarily through Landmark, a New Hampshire-domiciled insurer. As a surplus lines eligible, non-admitted insurance company, Landmark is not subject to state policy form and premium rate regulations and thus has more flexibility in setting rates and coverages for specialized or hard-to-place risks. This typically results in policies with higher premiums and more restrictive coverage provisions than coverages written by a standard insurance company. As of December 31, 2020, Landmark was approved to write business on a non-admitted basis in all 50 states and the District of Columbia.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, issue surplus lines policies written by RSUI. Through RSUI’s binding authority department, Covington writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements, in place since 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third-party reinsurance, to RIC.

As of December 31, 2020, the statutory surplus of RIC was approximately $1.7 billion, the statutory surplus of Landmark was approximately $155 million, the statutory surplus of Covington was approximately $49 million, each as determined in accordance with SAP, and the consolidated equity of RSUI was $1.8 billion, as determined in accordance with GAAP.

Distribution. As of December 31, 2020, RSUI conducted its insurance business through approximately 100 independent wholesale insurance brokers located throughout the U.S. and 22 managing general agents. RSUI’s wholesale brokers are appointed based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent and the size and experience of the agency. A wholesale broker’s operations are appointed to distribute RSUI’s products on a location by location basis. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority for RSUI. RSUI’s top five producing wholesale brokers accounted for approximately 82 percent of gross premiums written by RSUI in 2020. RSUI’s top two producing wholesale brokers, Ryan Specialty Group and CRC Insurance Services, Inc., accounted for, in the aggregate, approximately 48 percent of RSUI’s gross premiums written in 2020. RSUI has entered into underwriting authority arrangements with 22 managing general agents for small, specialized coverages.

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

Ratings. RIC, Landmark and Covington are each rated A+ (Superior) by A.M. Best and all three companies are rated “A+” by S&P. RIC and Landmark are rated A2 by Moody’s.

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

As of December 31, 2020, the statutory surplus of CIC was approximately $281 million, which included the statutory surplus of CSIC of approximately $61 million and the statutory surplus of Platte River of approximately $53 million, each as determined in accordance with SAP. As of December 31, 2020, the consolidated equity of CapSpecialty was $414 million, as determined in accordance with GAAP.

Distribution. CapSpecialty conducts its insurance business through independent wholesale brokerage and retail agents and general insurance agents located throughout the U.S. As of December 31, 2020, CapSpecialty had 64 general agents licensed to write property and casualty and surety coverages, approximately 153 brokers specializing in professional liability coverages and approximately 256 independent agents licensed to write surety coverages only. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products.

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

Ratings. CIC, CSIC and Platte River are rated A (Excellent) by A.M. Best.

Alleghany Capital Segment

We own and support a diverse portfolio of non-financial businesses primarily through Alleghany Capital. Alleghany Capital’s businesses include:

•

PCT. On April 26, 2012, we acquired a controlling interest in PCT, a holding company headquartered in Rockford, Illinois, with four operating businesses: (i) Bourn & Koch, Inc., a provider of precision automated machine tool solutions, acquired in April 2012; (ii) Diamond Technology Innovations, Inc., a manufacturer of waterjet orifices and nozzles and a provider of related services, acquired in October 2016; (iii) Coastal Industrial Distributors, LLC, a provider of high-performance solid carbide end mills, acquired in June 2019; and (iv) Supermill LLC, a manufacturer of high-performance carbide end mills, acquired in March 2020. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

•

Kentucky Trailer. On August 30, 2013, we acquired a controlling interest in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky. Kentucky Trailer has made two recent acquisitions of controlling interests in manufacturers of aluminum feed transportation equipment. As of December 31, 2020, we owned approximately 77 percent of the common equity of Kentucky Trailer, as well as a preferred equity interest.

•

Jazwares. On July 31, 2014, we invested in Jazwares, a global toy and musical instrument company, headquartered in Sunrise, Florida, for a 30 percent interest. On April 15, 2016, we acquired a controlling interest in Jazwares and, beginning on that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In 2016, Jazwares acquired a musical products business and made two smaller acquisitions in 2018. On October 1, 2019, Jazwares acquired the outstanding equity of Wicked Cool Toys, LLC, or “WCT,” a global toy company based in Bristol, Pennsylvania. On April 1, 2020, Jazwares acquired Kelly Toy Holdings, LLC, or “Kelly Toy,” a plush toy manufacturer based in Los Angeles, California. As of December 31, 2020, we owned approximately 76 percent of Jazwares.

•

IPS. On October 31, 2015, we acquired a controlling interest in IPS, a design, engineering, procurement, construction management and validation service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania. As of December 31, 2020, we owned approximately 85 percent of IPS.

•

W&W|AFCO Steel. On April 28, 2017, we acquired a controlling interest in W&W|AFCO Steel, a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma. On February 7, 2018, W&W|AFCO Steel acquired Hirschfeld Holdings, LP, or “Hirschfeld,” a fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. As of December 31, 2020, we owned approximately 80 percent of W&W|AFCO Steel.

•

Concord. On October 1, 2018, we acquired a controlling interest in Concord, a hotel management and development company, headquartered in Raleigh, North Carolina. As of December 31, 2020, we owned approximately 85 percent of Concord.

•

Wilbert. On August 1, 2017, we acquired a 45 percent interest in Wilbert, a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. On April 1, 2020, we acquired an additional approximately 55 percent of Wilbert we previously did not own and, as of that date, the results of Wilbert were included in our consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting. As of December 31, 2020, we owned approximately 100 percent of Wilbert.

Alleghany Capital’s subsidiaries report the sales of goods and services as noninsurance revenue.  See Note 1(p) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a discussion of our noninsurance revenue and related accounting policies. Alleghany Capital noninsurance revenues for 2020 were approximately $2.5 billion, with W&W|AFCO Steel, IPS and Jazwares accounting for the majority of such revenues.

2020 Alleghany Capital Noninsurance Revenue

Kentucky Trailer 8%
Wilbert(1) 7%
Concord 5%
PCT 2%
Jazwares 21%
W&W|AFCO Steel 32%
IPS 25%

_______________

(1)	From April 1, 2020 through December 31, 2020.

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
•

Alleghany Properties. We own and manage properties in the Sacramento, California region through Alleghany Properties. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2020, Alleghany Properties owned approximately 106 acres of property in various land use categories ranging from multi-family residential to commercial.

Prior to its sale on December 31, 2020, we also owned SORC. In June 2011, we formed SORC, an exploration and production company focused on enhanced oil recovery, headquartered in Golden, Colorado. From formation through December 31, 2020, we invested approximately $276 million in SORC. In the first half of 2020, SORC’s oil field assets were written down to estimated fair value, which primarily reflected a significant decline in oil prices, less costs to sell. In the second half of 2020, SORC’s oil field assets were sold at values that approximated their reduced carrying values.

Catastrophe Risk Management

Our reinsurance and insurance subsidiaries are exposed to natural catastrophe events, such as hurricanes, other windstorms and earthquakes, and man-made catastrophe events such as a major terrorist event, the bankruptcy of a major company or a marine or an aviation disaster. In 2020, we also incurred significant amounts of catastrophe losses arising from the COVID-19 global pandemic, or the “Pandemic.” These natural or man-made catastrophe events may expose our reinsurance and insurance subsidiaries to underwriting losses across multiple lines of business and, in any given year, could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.  The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event, as well as the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events, including considering catastrophe risks in their underwriting and pricing decisions, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophe events. Our reinsurance and insurance subsidiaries also use reinsurance to further limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance Protection” below.

We assess the probability of occurrence and severity of catastrophe events through the use of industry recognized models and other techniques. Where appropriate, we supplement these models with our own assessment of exposures which, in our view, may not be appropriately captured by these models. In addition, our reinsurance and insurance subsidiaries use modeled loss scenarios and internal analyses to set risk retention levels and help structure their reinsurance programs in an effort to ensure that single zone and aggregate catastrophe exposures conform to established subsidiary and group-level risk tolerances and fit within the existing exposure portfolio. We consider how climate change may be changing the nature of storms as well as the frequency and potential severity. Our loss estimates for zonal and aggregate catastrophe exposures are updated and reviewed against tolerances as part of our risk oversight processes on a quarterly basis. Risk tolerances are subject to change based on our view of the risk-return characteristics of business being underwritten.

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

TransRe enters into various retrocession arrangements, including property catastrophe retrocession contracts, to manage the effects of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns, strengthen its market position and enhance capital efficiency. These include excess-of-loss and quota share treaties in both traditional rated and collateralized form, as well as catastrophe bonds. TransRe’s retrocession protections generally have a one-year term and renewal dates occur throughout the year, with the majority renewing at January 1.  The catastrophe bonds, however, have a four-year term, with maturities in 2022 and 2023.

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2020. Both programs were renewed on May 1, 2020 with substantially similar terms as the expired programs.

Terrorism Act

With respect to potential losses arising from acts of terrorism, the Terrorism Risk Insurance Act of 2002, as extended and amended, most recently by the Terrorism Risk Insurance Program Reauthorization Act of 2015, which we collectively refer to as the “Terrorism Act,” established a program to provide federal assistance to the insurance industry in order to meet the needs of commercial insurance policyholders for coverages against losses due to certain acts of terrorism. The Terrorism Act fixes the insurer deductible at 20 percent of an insurer’s direct earned premium of the preceding calendar year. The Terrorism Act also initially fixed the federal share of compensation at 85 percent of insured losses that exceed insurer deductibles. As provided in the Terrorism Act, beginning on January 1, 2016, the federal share began to decrease by 1 percentage point per calendar year and it decreased on that basis until the federal share was equal to 80 percent as of January 1, 2020. On December 20, 2019, President Trump signed into law a seven-year extension of the Terrorism Act continuing through December 31, 2027. The Terrorism Act is administered by the U.S. Secretary of the Treasury.

The Terrorism Act applies to foreign or domestic acts of terrorism occurring within the U.S. (including in the U.S. territorial sea and the Outer Continental Shelf), at U.S. missions abroad or on U.S. flag vessels or aircraft. In return for requiring insurers writing certain lines of property and casualty insurance to offer coverage to commercial insurance policyholders against specified acts of terrorism, the Terrorism Act requires the U.S. federal government to reimburse such insurers for the federal share (80 percent, as of January 1, 2020) of insured losses during a program year resulting from such acts of terrorism above a statutorily-defined deductible. In addition, federal reimbursement will only be paid under the Terrorism Act if the aggregate industry insured losses resulting from a covered act of terrorism exceed $200.0 million for insured losses occurring in 2020 and for calendar years thereafter, but no payment will be made for any portion of aggregate industry insured losses that exceeds $100.0 billion during a particular calendar year.

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

Approximately 15.9 percent of all policies and approximately 9.0 percent of property policies written by RSUI in 2020 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism and, as a result, RSUI is liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to potential Terrorism Act reimbursement.

Reinsurance Security Committee

We have established a Reinsurance Security Committee, which includes certain of our officers and the chief financial officers (or their designees) of each of TransRe, RSUI and CapSpecialty. The Reinsurance Security Committee meets to track, analyze and manage the use of reinsurance by our reinsurance and insurance subsidiaries. The Reinsurance Security Committee also considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by a reinsurer. As of December 31, 2020, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,781.1 million, consisting of $1,703.7 million of ceded outstanding loss and LAE and $85.3 million of recoverables on paid losses, less $7.9 million allowance for credit losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants and, therefore, the financial strength of their reinsurers is important. Approximately 71 percent of our reinsurance recoverables balance as of December 31, 2020 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit. As of December 31, 2020, our reinsurance and insurance subsidiaries had an allowance for credit losses of $7.9 million. Information related to concentration of reinsurance recoverables can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reinsurance Recoverables” of this Form 10-K and Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on pages 65 and 66 of this Form 10-K.

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

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance businesses can be found on pages 64 and 65 of this Form 10-K.

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

Human Capital

Alleghany Parent. Alleghany’s extensive history and focus on its long-term legacy inform our culture, strategy and compensation. The Alleghany parent company comprises a small group of highly-experienced professionals and additional support staff. In general, our professionals have all been recruited mid-career and we benefit from the accumulated expertise they have achieved before coming to Alleghany. From a culture perspective, although we must offer competitive compensation, we do not seek to compete for executive talent solely on the basis of compensation. We also compete by offering a unique professional opportunity to work in a high-integrity environment where the focus is on building stockholder value over the very long term. Our collaborative, team-oriented culture is a key driver of retention. Our retention efforts, which include compensation aspects, result in parent-level employees with long tenures, which fits with our long-term financial results orientation.

Subsidiary Level. Given the small number of parent-level executives and employees, Alleghany’s subsidiaries employ over 99% of our consolidated employees, as shown in the chart below.

Alleghany Capital’s subsidiaries have employees engaged across a diverse group of businesses and sectors, including: (i) hotel services (Concord); (ii) manufacturing (W&W|AFCO Steel, Wilbert, Kentucky Trailer and PCT); (iii) engineering and related consulting services (IPS); and (iv) product design, development and marketing (Jazwares).

Concord, which has the most employees of any of our subsidiaries, has a strong reputation as one of the most employee-centric businesses in the hospitality industry, and has a number of initiatives that aim to build on its reputation.

Safety. The safety of all of our employees is our highest priority. During the ongoing Pandemic, we have taken extensive measures to ensure that our employees remain safe. Many of our subsidiary locations, as well as our headquarters, have permitted or mandated that employees work remotely. For all of our offices, hotels, factories and other facilities, we have taken a number of steps to enhance the safety of the physical environment, such as improving air filtration, social distancing guidelines, use of face coverings and enhanced cleaning.

Given that most of the employees at our Alleghany Capital subsidiaries are involved in manufacturing or hotel services, we have an intense focus on safety, with each Alleghany Capital subsidiary board meeting starting with a report on key safety statistics. Among the safety-related statistics that we monitor is the “Days Away Restricted or Transferred” rate, or “DART,” as promulgated by the Occupational Safety and Health Administration, or “OSHA.” When expressed as the rate of incidents per 100 full-time equivalent employees at the Alleghany Capital subsidiary, DART incidents ranged across subsidiaries from 0.0 and 2.3 for 2020. As of December 31, 2020, all of our DART metrics at Alleghany Capital’s subsidiaries for the trailing 12 months were determined to be lower than their most relevant industry benchmark, as published by the Bureau of Labor Statistics.

Diversity. We support equal opportunity for all employees without regard to race, gender, ethnicity, or sexual orientation. In doing so, we acknowledge and seek to address the existence of possible hidden biases in hiring and promotion practices. We also support the objective of a diverse board of directors, and intend to continue to enhance the diversity of the board composition in the future. We have made an effort in recent years to have a more diverse employee base and one more reflective of the population at large. In 2020, we commenced a formal company-wide project with the assistance of an outside consulting firm to further our efforts in this area.

Executive Compensation. Our executive compensation programs have been effective in supporting long-term, sustainable growth by providing reasonable, capped incentives for executive management – both at the Alleghany parent-level and our key subsidiaries – that encourage executives to think and act like owners, including being aware and sensitive to downside risk.

At the parent-level in particular, our incentive compensation is aligned with the performance of Alleghany in many ways, including the following: (1) all of our awards are “capped;” (2) our executives and officers are required to own specified levels of our stock; (3) we can “claw back” compensation in certain instances; (4) we do not offer stock options; (5) prerequisites are limited to insignificant amounts; and (6) we do not allow for an acceleration of vesting upon a termination or a change-in-control event.

At our reinsurance and insurance subsidiaries, incentive compensation is aligned with underwriting profit generation and book value growth, not premium production.

Employee Count. As of December 31, 2020, we had 10,407 employees, as presented below, compared with 10,786 as of December 31, 2019. The vast majority of our employees are located in the U.S. The decrease in our employees as of December 31, 2020 relates primarily to the Pandemic-driven reductions in staffing at Concord, partially offset by the impact of the acquisition of Wilbert, as noted previously. Our total annualized revenue per employee was approximately $0.9 million and $0.8 million as of December 31, 2020 and 2019, respectively.

Parent Company
18
Other Subsidiaries
4
TransRe
658
RSUI
406
CapSpecialty
304
Alleghany Capital & Subsidiaries
9,017

As of December 31, 2020, Alleghany Capital and its subsidiaries had 9,017 employees, as presented below.

Hotel Services
Concord
2,815
Alleghany Capital
Parent
8
Manufacturing
W&W|AFCO Steel
1,738
Wilbert
1,135
Kentucky Trailer
1,009
PCT
162
Product Design, Development and Marketing
Jazwares
649
Engineering and Related Consulting Services
IPS
1,501

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

Corporate Governance. The NAIC has adopted the Corporate Governance Annual Disclosure Model Act and the Corporate Governance Annual Disclosure Model Regulation, or the “Corporate Governance Model Act,” which require insurers and reinsurers to disclose detailed information regarding their governance practices. The provisions of the Corporate Governance Model Act became an NAIC accreditation standard as of January 1, 2020, and as of December 31, 2020, the Corporate Governance Model Act had been adopted in all states.

Group Supervision and Group Capital. In response to international developments, the NAIC has established procedures for the supervision of domestic and international insurance groups, including those groups with both insurance and non-insurance entities. The NAIC has also adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation, or the “Model Holding Company Act,” which would authorize U.S. regulators to lead or participate in the group-wide supervision of certain international insurance groups. These amendments to the Model Holding Company Act became an NAIC accreditation standard as of January 1, 2020, and as of December 31, 2020, these amendments to the Model Holding Company Act had been adopted by nearly all U.S. states (including all of the states where our reinsurance and insurance subsidiaries are domiciled).

Additionally, the NAIC has developed a group capital calculation tool using a risk-based capital, or “RBC,” aggregation methodology, or “AM” for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. The NAIC adopted the group capital calculation methodology and amendments to the Model Holding Company Act. These amendments, which implement the annual filing requirement for the group capital calculation, now have to be adopted by state legislatures in order to become effective. The amendments to the Model Holding Company Act regarding group supervision and group capital relate to the standards incorporated in the U.S./EU Covered Agreement, discussed below. In addition, the treatment of the AM will be undergoing testing and comparison for comparability as part of the development of the International Association of Insurance Supervisors’ (IAIS) Holistic Framework and insurance capital standard, as discussed below under “International Regulation – Legislative and Regulatory Initiatives.” The outcome of this comparability determination may impact our international operations and the overall competitiveness of the U.S. domestic (re)insurance industry.

Pandemic Risk. There has been no formal action with respect to reinsurance and insurance coverage of Pandemic risk at the NAIC or at the federal level in the United States.  Individual states, including states where our insurance subsidiaries have business operations or conduct reinsurance and insurance business, have required additional reporting and directed reinsurers and insurers to take actions to assist policyholders during the Pandemic. These actions have included premium reductions or forbearance of cancellations for non-payment of premium. Additionally, some states have asked reinsurers and insurers to assess and report on the expected impact of the Pandemic on their current and future operations. Several individual state legislators have proposed mandating retroactive coverage of pandemic related business interruption losses. To date, none of these proposals have progressed beyond the legislative committee stage. There appears to be a broadly held and bi-partisan consensus that Pandemic risk is generally uninsurable. At the federal level there are ongoing discussions around a federal response to the risk of future pandemics. There are several competing proposals originating from within the insurance industry, the policyholder community and Congress. It is too early to determine what proposal(s) will have the support of Congress and what impacts, if any, this response will have on our business operations.

Cybersecurity. The NAIC has adopted an Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. To date, the Insurance Data Security Model Law has been adopted by several states, including some of the states where our reinsurance and insurance subsidiaries are domiciled.  In addition, certain states are developing or have developed regulations that may impose regulatory requirements related to cybersecurity on insurance and reinsurance companies (potentially including insurance and reinsurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services, or the “NYDFS,” adopted a regulation pertaining to cybersecurity for all banking and insurance entities under its jurisdiction, effective as of March 1, 2017, which applies to us. In addition, we are subject to the cybersecurity provisions of the California Consumer Privacy Act of 2018, or “CCPA.” The CCPA includes a broad private right of action in the case of the breach of California consumers’ personal data stemming from a company’s failure to implement reasonable security measures. The potential risk may be limited by the scope of the CCPA, which excludes data subject to the Gramm-Leach-Bliley Act, or “GLBA.” However, this is not an entity-wide exception and a breach of personal information subject to the CCPA and not covered by GLBA could be a significant source of liability risk.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include RBC rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized and whether regulatory intervention is warranted. As of December 31, 2020, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under applicable RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2020, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of our reinsurance and insurance companies in the U.S.

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

On February 3, 2017, President Trump issued Executive Order 13772 on Core Principles for Regulating the U.S. Financial Systems in order to foster “vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures.”  On April 21, 2017, President Trump issued a Presidential Memorandum which instructed the Treasury Secretary to review the FSOC designation process and on December 4, 2019, the FSOC approved final guidance related to a revised process for designating non-bank SIFIs, which substantially changed the FSOC’s procedures by adopting an activities-based approach and moving away from the entities-based approach.  The final guidance became effective on January 29, 2020.  This change of measures to address systemic risk in the insurance industry could affect our reinsurance and insurance operations as could a determination that we or our counterparties are systemically significant.

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

In January 2017, the Treasury Department and the Office of the U.S. Trade Representative announced their successful completion of negotiations of a covered agreement with the EU, which was signed on September 22, 2017. The covered agreement addresses three areas of prudential insurance and reinsurance supervision: (i) group supervision; (ii) reinsurance; and (iii) the exchange of information between the U.S. and EU. The U.S./EU covered agreement eliminates the requirement for EU reinsurers to post reinsurance collateral in order for their U.S. ceding insurers to take credit for reinsurance.  In order to be eligible for zero collateral treatment, an EU reinsurer must meet certain standards including, among others, minimum capital and solvency ratios, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards.  The covered agreement may preempt an inconsistent state law that treats EU reinsurers less favorably than a U.S. reinsurer. In addition, the covered agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the U.S./EU covered agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators (and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers for a sixty-month period), provided those U.S. regulators apply a group capital assessment calculating risk at the worldwide group level.

On December 20, 2018, in anticipation of the U.K.’s pending exit from the EU, the Treasury Department and the Office of the U.S. Trade Representative announced that they had signed an additional covered agreement with the U.K.  The agreement between the U.S. and the U.K. largely reflects the provisions of the covered agreement between the U.S. and the EU and incorporates the same timeframes contained within it.  We expect that, if successfully implemented, this covered agreement will resolve some of the regulatory uncertainty that will follow Brexit (as defined below) for U.S. reinsurers writing business in the U.K., as well as U.K.-based reinsurers writing business in the U.S.

Under the terms of both covered agreements, as of September 1, 2022, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the covered agreements being treated less favorably than U.S. reinsurers may be preempted by the applicable covered agreement.  Accordingly, on June 25, 2019, the NAIC adopted amendments to the NAIC’s Credit for Reinsurance Model Law to conform to the requirements of the covered agreements, which will become an NAIC accreditation standard as of September 1, 2022, with enforcement beginning on January 1, 2023.  This has set the stage for each state to revise its credit for reinsurance laws in order to avoid federal preemption of its laws.  The adopted amendments extend the zero reinsurance collateral provisions in the U.S./EU covered agreement to eligible reinsurers domiciled in U.S. jurisdictions that are accredited by the NAIC and to non-U.S. jurisdictions that have not entered into a covered agreement with the U.S. but the NAIC has identified as “Reciprocal Jurisdictions” pursuant to the NAIC Process for Evaluating Qualified and Reciprocal Jurisdictions.  We cannot currently estimate the impact of changes to the laws and regulations as a consequence of any such adopted covered agreements on our business, financial condition or operating results.

Climate Change and Financial Risks.  In September 2020, the NYDFS issued a circular letter to New York domestic and foreign insurance companies, which could impact some of our reinsurance and insurance subsidiaries. The circular letter states that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. For example, the letter states that an insurer should designate a board member or board committee, as well as a senior management function, that oversees the management of the financial risks associated with climate change. The NYDFS will publish guidance on climate-related financial supervision, and it will incorporate questions on this topic into their examinations starting in 2021.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions TransRe has local reinsurance or insurance subsidiaries, such as TRL in the U.K. and TRESA in Luxembourg.

The extent of the regulation varies by foreign jurisdiction, but generally governs licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investments. International operations and assets held abroad may be materially and adversely affected by economic, political and other developments in foreign countries and the U.S., including possible changes in foreign and U.S. laws and regulations, nationalization and changes in regulatory policy, unexpected financial restrictions that foreign governments may impose and potential costs and difficulties in complying with a wide variety of foreign laws and regulations, as well as by the consequences of international hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. International operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the Office of Foreign Assets Control of the Treasury Department, or “OFAC,” and sanctions laws implemented by other countries in which TransRe operates. Further, regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets. A discussion of risks unique to international operations faced by TransRe’s offices that operate in jurisdictions outside the U.S. can be found on pages 67 through 70 of this Form 10-K.

The laws and regulations of a number of the foreign jurisdictions in which our reinsurance and insurance subsidiaries are domiciled, including the U.K., Luxembourg and Gibraltar, also generally require that, before a person can acquire direct or indirect control of a reinsurer or an insurer domiciled in that jurisdiction (or any person controlling such reinsurer or insurer), prior written approval must be obtained from the insurance regulator in that jurisdiction. In determining whether to approve a person’s direct or indirect acquisition of control over an insurance company, the insurance regulators are required to consider various factors, including the reputation and financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers and the acquirer’s plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, “control” over a reinsurer or an insurer is generally presumed to exist if any person, directly or indirectly holds 10 percent or more of the shares or 10 percent or more of the voting power of that reinsurer or insurer, or shares or voting power which enables that person to exercise significant control over the management of the reinsurer or insurer. Indirect ownership includes ownership of the shares or voting power of the ultimate controlling person.

U.K. Regulation. Prior to December 2013, TransRe’s operations in the U.K. were conducted through a branch of TRC. Since December 2013, TransRe’s operations in the U.K. have been conducted by TRL and TRC’s branch in the U.K. TRL and TRC’s operations in the U.K. are supervised by the Prudential Regulatory Authority, or the “PRA,” which is responsible, among other things, for regulating the solvency of insurance and reinsurance companies, and the Financial Conduct Authority, or the “FCA,” which is responsible, among other things, for regulating market conduct. The PRA and the FCA have extensive powers to intervene in the affairs of a regulated entity, including the power to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons. TRL and TRC’s branch in the U.K. are each required to maintain a margin of solvency at all times in respect of the business conducted in accordance with PRA and FCA rules. The calculation of the margin of solvency depends on the type and amount of reinsurance business written, the type and amount of reserves held and other risk-related factors, including market risk, counterparty default risk and operational risk.

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

Branch Regulation. TRC operates in a number of other jurisdictions through a series of foreign branches, including branches in Australia, Bermuda, Canada, France, Japan, the Hong Kong Special Administrative Region of the People’s Republic of China, the U.K., Switzerland and Singapore, and TRESA operates in Switzerland, Germany, France and Dubai through branches. As a result, TRC and TRESA are required, among other things, to meet local licensing, reserve, currency, investment and capital requirements as applicable for these branches.

Legislative and Regulatory Initiatives. Our reinsurance and insurance business throughout the EU is subject to an EU directive known as “Solvency II,” and its implementing rules, which have been in effect since January 1, 2016. The implementation of Solvency II represented a fundamental revision to the European regulatory regime that sought to enhance transparency and risk management and encourage a proactive approach to company solvency. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. The European Insurance and Occupational Pension Authority or “EIOPA” and the European Commission are undertaking a review of Solvency II which is anticipated to be completed in the third quarter of 2021.TransRe could be materially impacted by a review of Solvency II, which may reduce TRESA’s regulatory solvency position by, for example, increased capital requirements or a reduction in eligible funds. Any changes to Solvency II could also materially impact TransRe, given that Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRESA and the TransRe group. In addition, we could be required to undertake a significant amount of additional work if compliance with the Solvency II regime came into question which in turn may divert finite resources from other business related tasks. Immediately following the end of the U.K.’s transition period for leaving the EU, which expired on December 31, 2020, the U.K.’s prudential regime will be the same as Solvency II, although the two regimes may diverge over time.

Within the EU, EU member states, or “Member States,” are required to adopt common standards for authorizing and supervising reinsurance companies that are headquartered in a Member State. TRC operates within the EU as a “Third Country Reinsurer” through a third country branch in France and on a cross-border basis. Currently, TransRe continues to conduct business within the EU through branches of TRC and TRESA with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State related to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with the rules adopted in EU countries related to Third Country Reinsurers.

The referendum on the U.K.’s membership in the EU was held on June 23, 2016 and resulted in a vote in favor of the withdrawal of the U.K. from the EU, or “Brexit.” As a result of Brexit, our U.K. operations lost their European Economic Area financial services passporting rights effective January 1, 2021. Following Brexit, the U.K. is undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers. TRL and TRC’s branch in the U.K. could be materially impacted by any such review. Additional information on the uncertainty surrounding the implementation and effect of Brexit can be found on pages 69 through 70 of this Form 10-K.

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

In addition to regulation within the U.S., the EU, the U.K. and the other non-U.S. jurisdictions where TransRe operates, we may be affected by regulatory policies adopted by the IAIS. Regulators in more than 200 jurisdictions and approximately 140 countries, representing both established and emerging markets, are working with the IAIS to consider changes to reinsurer and insurer solvency standards and group supervision of companies in a holding company system, including non-insurance companies. Current IAIS initiatives include development of a Common Framework for the Supervision of Internationally Active Insurance Groups, or “ComFrame,” which has been in progress since 2010. ComFrame is intended to provide a global framework of basic standards for internationally active insurance groups, or “IAIGs,” and a process for supervisors to cooperate in the supervision of IAIGs. A final form of ComFrame was formally adopted in November 2019 at the IAIS Annual General Meeting. Included in ComFrame was a risk-based, group-wide global insurance capital standard, or “ICS.” Work on the ICS began in October 2013, and ICS Version 2.0 was adopted in November 2019 and a five-year monitoring period began in January 2020. During the monitoring period, ICS Version 2.0 will not trigger any supervisory action, but will be used for confidential reporting and discussion in supervisory colleges to provide feedback to the IAIS on the ICS design and performance.

In 2018, the IAIS announced that it would commence development of a Holistic Framework for the Supervision of Insurance Companies. This Holistic Framework also was adopted in November 2019 and was implemented from the beginning of 2020. This framework recognizes that systemic risk can arise both from sector-wide trends with regard to specific activities and exposures, as well as from a concentration of these activities and exposures in individual insurers. The Holistic Framework consists of an enhanced set of supervisory policy measures and powers of intervention, an annual IAIS global monitoring exercise and collective discussion on the outcomes and appropriate supervisory responses.

Regulatory Convergence

Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the IAIS, is “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitating both the supervisor of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group.” We continue to assess the impact, if any, such coordination may have on insurance regulation and our reinsurance and insurance subsidiaries. The NYDFS advised TransRe to expect its inaugural Supervisory College in May of 2020; however, due to the Pandemic, the inaugural Supervisory College has been postponed indefinitely.

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

The following table presents the reconciliation of the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in our consolidated financial statements prepared in accordance with GAAP for the three years ended December 31, 2020.

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	As of December 31,
	2020	2019	2018
	($ in millions)
Statutory reserves	$10,555.5	$9,598.7	$9,796.0
Net reserves of non-U.S. subsidiaries (1)	711.4	745.8	596.9
Reinsurance recoverables (2)	1,703.7	1,583.9	1,857.4
GAAP reserves	$12,970.6	$11,928.4	$12,250.3

(1)	TransRe’s non-U.S. subsidiaries do not file annual statements with state insurance departments in the U.S.
(2)	Reinsurance recoverables in this table include only unpaid ceded loss and LAE reserves.

See Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the loss and LAE reserves of our reinsurance and insurance subsidiaries.

Asbestos-Related Illness and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries’ reserves for loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the reserves for loss and LAE incurred but not reported, or “IBNR,” claims, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves were adequate as of December 31, 2020.

At December 31, 2020 and 2019, the reserves for asbestos-related illness liabilities were approximately eleven and nine times, respectively, the average paid claims for the respective prior three year period. At both December 31, 2020 and 2019, the reserves for environmental impairment liabilities were approximately seven times the average paid claims for the respective prior three year period.

The following tables present the reconciliation of the beginning and ending gross reserve balances for unpaid loss and LAE related to asbestos–related illness and environmental impairment claims of our reinsurance and insurance subsidiaries for the three years ended December 31, 2020.

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	2020	2019	2018
		($ in millions)
Reserves as of January 1	$37.5	$36.3	$39.4
Loss and LAE incurred	2.0	4.0	—
Paid losses	(1.1)	(2.8)	(3.1)
Reserves as of December 31	$38.4	$37.5	$36.3

Type of reserves
Case	$20.1	$18.1	$14.4
IBNR	18.3	19.4	21.9
Total	$38.4	$37.5	$36.3

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2020	2019	2018
		($ in millions)
Reserves as of January 1	$80.3	$97.4	$119.0
Loss and LAE incurred	1.5	(7.3)	(8.1)
Paid losses	(7.2)	(9.8)	(13.5)
Reserves as of December 31	$74.6	$80.3	$97.4

Type of reserves
Case	$17.3	$19.3	$25.4
IBNR	57.3	61.0	72.0
Total	$74.6	$80.3	$97.4

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

Risk Factors Related to our Business

We expect that the impact of the Pandemic will continue to materially affect our businesses, results of operations, financial condition and liquidity. On March 11, 2020, the World Health Organization declared the global spread of a novel coronavirus (COVID-19) to be a pandemic and on March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States to be a national emergency. The Pandemic and mitigation efforts by governments to attempt to control its spread have significantly impacted the global economy and our results of operations. We began to experience a negative impact on our results of operations arising from the Pandemic in the first quarter of 2020 and that impact continued throughout 2020, and we expect it to continue to negatively affect our results of operations in future periods, including in 2021. The duration and extent of the impact of the Pandemic on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers and vendors. Given the scope and magnitude of the Pandemic, all of its direct and indirect consequences are not yet known and may not emerge for some time. The ongoing Pandemic presents risks and uncertainties to our operating businesses and investments, which could have a material adverse effect on our businesses, results of operations, financial condition and liquidity, including the following:

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

•

Investments in Debt Securities, Equity Securities and Other Invested Assets. The fair value of our investments in debt, equity securities and certain other invested assets fluctuates depending on general economic and market conditions. In early 2020, as the Pandemic disrupted global economic activity and caused financial markets to drop sharply, the fair value of our equity securities depreciated considerably. Despite a significant recovery of the depreciation of our equity securities portfolio experienced during the first quarter of 2020, the net depreciation of our equity securities during 2020 was $110.5 million. Additionally, we recorded $8.0 million of losses through a credit allowance for available for sale debt securities. As there is no reliable timeline for the ongoing vaccination campaign and the risk that existing vaccines may not be effective against variant COVID-19 strains, the lasting effects of the Pandemic could result in elevated volatility of economic activity and financial markets for the foreseeable future. By extension, the value of our investment portfolio would remain volatile. Prospectively, the sensitivity of the value of our investment portfolio relative to changes in broader financial markets can be approximated by the market beta of our equity holdings and the effective duration of our debt securities. As of December 31, 2020, the market beta and effective duration of our equity and debt securities were 0.9 and 4.3 years, respectively. A market beta of 0.9 suggests that, over time, the portfolio is expected to move consistently with the stock market, and a duration of 4.3 years suggests that, for a 1% move in interest rates, the fixed income portfolio should appreciate or depreciate by approximately 4.3 percent.

•

Heightened Risks of Downgrades, Impairments and Defaults. We are subject to the risk that the issuers of debt securities we own or borrowers on commercial mortgage loans we have invested in may become less creditworthy or default on principal and interest payments they owe us. The longer and more severe the negative impact of the Pandemic, the more at risk our portfolio of investments in debt securities and commercial mortgage loans would be to credit downgrades, impairments and defaults. Exposures to industries and sectors most impacted by the shutdown of non-essential goods and services are at heightened risk of downgrades and other adverse credit events. These include all forms of exposures to hospitality, travel, retail, manufacturing, energy and consumer finance. The risks related to a prolonged shutdown are by no means limited to these sectors, but these are likely to be severely impacted. Though the pace of downgrades across credit markets slowed markedly in the second half of 2020 and adverse credit events were far fewer than feared, this activity could return if the Pandemic endures.

•

Deflationary Economic Environment. In a deflationary scenario, economic conditions deteriorate as the value of a unit of currency in the future exceeds its value in the present. In addition to this dynamic reducing the incentive to borrow, which would hinder economic growth, servicing existing debt becomes more onerous for issuers, which in turn increases the likelihood of credit downgrades, impairments and defaults that could adversely affect our investment portfolio. Additionally, deflation generally presents challenges to generating sufficient levels of investment income necessary to meet our ongoing cash requirements.

•

Counterparty Credit Risk. A prolonged economic downturn due to the Pandemic would increase our credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, and parties associated with our investment portfolio. If one or more of these counterparties experience operational or financial failures as a result of the impacts from the spread of Pandemic, or claim that they cannot perform due to a force majeure, it could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

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

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2020 were approximately $13.0 billion. These loss and LAE reserves reflect management’s best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, court resolutions and judicial interpretations, reinsurance coverage, legislative changes and other factors.

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

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance subsidiaries will not have reinsurance protection and are exposed to potential losses as a result of any acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance subsidiaries can be found on pages 49 and 50 of this Form 10-K.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring or ceding part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2020, reinsurance recoverables reported on our balance sheet were $1.8 billion.

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

Our reinsurance and insurance subsidiaries are rated by rating agencies and a decline in these ratings could affect the standings of these units in the reinsurance and insurance industries and cause their premium volume and earnings to decrease. Ratings continue to be an important factor in establishing the competitive positions of reinsurance and insurance companies. Some of our reinsurance and insurance subsidiaries are rated by A.M. Best, S&P and/or Moody’s, which we collectively refer to as the “Rating Agencies.” The Rating Agencies’ financial strength ratings reflect their opinions of a reinsurance or an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are neither an evaluation directed to investors of a security nor a recommendation to buy, sell or hold a security. These ratings are subject to periodic review, and we cannot assure you that any of our reinsurance or insurance companies will be able to retain their current ratings. If the ratings of our reinsurance or insurance companies are reduced from their current levels by the Rating Agencies, their competitive positions could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as customers move to other companies with higher financial strength ratings.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, credit for reinsurance laws, interpretations of existing laws and the development of new laws and regulations. On the federal level, the Dodd-Frank Act, signed into law on July 2010, mandated significant changes to the regulation of U.S. insurance effective as of July 21, 2011. These regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 53 through 59 of this Form 10-K.

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

On January 16, 2016, following implementation of the Joint Comprehensive Plan of Action, or the “JCPOA,” certain trade sanctions laws of the EU and the United Nations restricting dealings with Iran and Iranian entities were substantially eased, and the U.S. also provided relief for certain restrictions on individuals and entities outside of the U.S. On Implementation Day, the U.S. also authorized, under General License H, foreign companies owned or controlled by U.S. persons, such as TRL and TRESA, to engage in certain transactions involving Iran and Iranian entities. Pursuant to General License H and a specific license issued to TransRe, TRL and TRESA provided reinsurance coverage to non-Iranian cedants that had exposure to de minimis Iran-related risks that were permissible under General License H. On May 8, 2018, the U.S. announced it would cease participation in the JCPOA and reinstated the sanctions that were in effect prior to U.S. participation. Foreign companies owned or controlled by U.S. persons were given until November 5, 2018 to withdraw from any business dealings that were entered into under General License H and any additional authorizations, including general or specific licenses, granted by OFAC. Consequently, TRL and TRESA timely discontinued such coverage. As the failure to comply with trade sanctions prohibitions could subject TransRe to investigations, significant fines and other penalties, TransRe has implemented processes and procedures to comply with the reinstated trade sanctions laws of the U.S. Additionally, TransRe may be subject to penalties and fines in jurisdictions, such as the EU, that impose restrictions on compliance with unilateral extraterritorial trade sanctions by TransRe’s non-U.S. subsidiaries, including those imposed against Iran and Cuba. The cost of compliance or the consequences of non-compliance with the trade sanctions laws of the U.S. and other jurisdictions, including reputational damage, could have a material adverse effect on our consolidated financial condition or results of operations.

Prior to January 13, 2017, the U.S. maintained comprehensive sanctions against Sudan. On January 13, 2017, OFAC issued a general license authorizing all transactions previously prohibited by the Sudan Sanctions Regulations, which sanctions were then revoked on October 12, 2017. As a result, beginning January 13, 2017, sanctions exclusions clauses, which TransRe utilizes in its reinsurance contracts to exclude coverage of prohibited risks, no longer excluded coverage of Sudanese risks by TransRe, and TransRe was obliged under the language of its reinsurance contracts to provide coverage and pay valid claims occurring on or after that date on any covered Sudanese risks legally permissible. Despite the lifting of U.S. sanctions, Sudan remained on the U.S. list of State Sponsors of Terrorism until December 14, 2020, when that designation was rescinded. TransRe has no direct business with Sudanese cedants or any contracts with Sudanese entities. A small number of Sudanese-related risks are underwritten by non-Sudanese cedants for which TransRe provides coverage under reinsurance treaties and which are not, as a result of the lifting of U.S. sanctions, excluded under the sanctions exclusions in such treaties. The revenue associated with such reinsurance covering this small number of Sudanese-related risks is immaterial to both TransRe and Alleghany.

With regards to TransRe’s operations within the EU, TRC operates within the EU as a Third Country Reinsurer under Solvency II through a third country branch in France and on a cross-border basis. Currently, TransRe continues to conduct business within the EU through branches of TRC and TRESA with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State related to Third Country Reinsurers. For example,

TRC may be required to post additional collateral in EU countries or may need to consider further restructuring its business in order to comply with the rules adopted in EU countries related to Third Country Reinsurers.

Solvency II, which was a fundamental revision to the European regulatory regime seeking to enhance transparency and risk management and encouraging a proactive approach to company solvency, came into effect on January 1, 2016. It is built on a risk-based approach to setting capital requirements for reinsurers and insurers. Solvency II may affect the way in which TransRe’s international group, including TRESA and TRC’s branches in the EU operate and may have a negative impact on our results. Solvency II may reduce TRESA’s and/or TRC’s EU branches’ regulatory solvency position, for example, by increased capital requirements or a reduction in eligible funds. Solvency II could also materially impact the group, since Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. The changes also require an accelerated quarterly close process across the group to allow TRESA, TRL and TRC’s European branches to meet the regulatory disclosure timetable under Solvency II. Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators or the effect, if any, these developments may have on TransRe’s operations and financial condition. EIOPA and the European Commission are undertaking a review of Solvency II which is anticipated to be completed in the third quarter of 2021. TransRe could be materially impacted by any review of Solvency II which may reduce TRESA’s regulatory solvency position by, for example, increased capital requirements or a reduction in eligible funds. Any changes could also materially impact TransRe, given that Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. Other risks include more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRESA, the branches of TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work for compliance with the Solvency II regime, which in turn may divert finite resources from other business related tasks.

Uncertainty as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators has increased as a result of the Brexit referendum which led to the U.K. leaving the EU on January 31, 2020. Following Brexit, the U.K. is free to determine its own regulatory regime. The U.K. is undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers. We cannot currently predict whether material changes will be made to the U.K.’s regulatory regime and whether the regulatory regime will be deemed equivalent to Solvency II or the impact on TRL, TRESA and TRC if the future U.K. regulatory regime is not found to be equivalent to Solvency II.

Brexit could have an adverse effect on our business, financial condition and results of operations. Brexit means that insurance and reinsurance carriers operating in the U.K. are experiencing a period of regulatory uncertainty as the U.K. and the EU undertake the challenge of redefining the U.K.’s economic and political relationships with the EU. The U.K. and the EU negotiated and agreed to a withdrawal agreement which included the application of transitional provisions under which EU law would broadly remain in force in the U.K. (and the U.K. continued to contribute to the EU’s budget) until the end of December 2020.  This withdrawal agreement was enshrined in U.K. law after it received royal assent on January 23, 2020 and the U.K. officially left the EU on January 31, 2020. On December 24, 2020, the EU and the U.K. finalized their negotiations in respect of a “Trade and Cooperation Agreement”, which will govern their future relationship following Brexit.  However, the uncertainty surrounding the effect of Brexit, including the implementation and enforcement terms and conditions of the Trade and Cooperation Agreement, the uncertainty in relation to the legal and regulatory framework that would apply to the U.K. and its relationship with the remaining members of the EU (including in relation to trade and services) after Brexit is effected, is likely to cause increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed U.K. companies, in particular from the financial services and insurance sector, and the downgrade of the credit ratings for the U.K. by S&P, Moody’s and Fitch (each with a negative outlook).

The long-term effect of Brexit on the value of our investment portfolio at this time is uncertain and such volatility and uncertainty will likely continue even after the conclusion of negotiations pertaining to the Trade and Cooperation Agreement.

Brexit could lead to potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. We may have to review our underwriting platforms and incur additional regulatory and transactional costs as a result. In particular, TRL has lost its EEA financial services passport which enabled it to operate across borders within the single EU market without obtaining any required local regulatory approval where insurers and cedants are located. In addition, the U.K.’s regulatory regime in terms of prudential regulation and governance could also diverge. The U.K. has already declared the EU’s Solvency II regime to be equivalent to its own. However, the EU may not make the same determination. Further, even if equivalence is confirmed by the EU, either side may withdraw their respective declarations in the future. The U.K will also lose access to the global trade deals negotiated by the EU on behalf of its Member States, although many of those global trade deals have been replicated by the U.K. Any consequential decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth. We could be adversely affected by reduced growth and greater volatility in the U.K. economy.

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

We are subject to risks related to our use of information technology. We rely on information technology in virtually all aspects of our business. Our reinsurance and insurance subsidiaries in particular depend on the proper functioning and availability of their information technology platforms, including communications and data processing systems, in operating their businesses and their access to and the integrity of the information stored on and processed by these platforms is a related risk. These systems consist of software programs that are integral to the efficient operation of the businesses of our reinsurance and insurance subsidiaries, including programs for proprietary pricing and exposure management, processing payments and claims, filing and making changes to records and providing customer support. Our reinsurance and insurance subsidiaries are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom they do business.

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

A natural or man-made disaster could cause significant business interruptions for certain of our subsidiaries that may adversely affect their results of operations, financial condition and cash flows.  The operations of certain of our subsidiaries, and those of their suppliers and customers, may potentially suffer significant business interruptions due to the effects of natural disasters (such as earthquakes, tsunamis, severe storms or hurricanes, typhoons, floods, outbreaks of pandemic or contagious diseases, including the Pandemic) or man-made disasters (such as fires, explosions, acts of terrorism or war, security breaches, cyber attacks, and power and telecommunications failures).   Such business interruptions could cause those subsidiaries and their businesses to suffer serious harm to their operations, financial condition and cash flows.  While we regularly assess and take steps to improve our existing business continuation and crisis management plans, there can be no assurance that these plans or the insurance coverages we maintain would be effective in mitigating any negative effects on our operations in the event of a disaster or resulting business interruption, nor can we provide assurance that the business continuation and crisis management plans of the independent suppliers and customers on whom our subsidiaries rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU General Data Protection Regulation, could adversely affect our results of operations or financial condition and our reputation. The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees, including the NYDFS Cybersecurity Regulation which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training and program record keeping and certification obligations. The NYDFS Cybersecurity Regulation has increased our compliance costs, and the consequences of noncompliance could include regulatory enforcement actions and penalties, as well as reputation risk.

The NAIC adopted an Insurance Data Security Model Law, which would require licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation. To date, the Insurance Data Security Model Law has been adopted by several states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. If the model law continues to be enacted in additional states, such enacted laws could be inconsistent between states or with existing laws and regulations, which could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

We are also subject to California law, including the CCPA, which went into effect on January 1, 2020. The CCPA established a privacy framework for covered businesses which collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal data, and limits the “sale” of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration. The CCPA established potentially severe statutory damages for businesses that fail to implement reasonable security measures to protect against breaches of personal information, and includes a broad private right of action available to affected consumers. The CCPA excludes data subject to the GLBA; however, this is not an entity-wide exception.  The breach of California consumers’ personal data, to the extent it involves data not covered by GLBA, represents a significant risk of liability.

Moreover, the legal landscape relating to data privacy and data protection is quickly evolving, which may increase operational and compliance costs associated with new or amended laws and regulations. For instance, since the CCPA was enacted in 2018, the California Attorney General has issued several draft implementing regulations, including following the CCPA coming into force in 2020. In November 2020, the California Privacy Rights Act, or the CPRA, was approved by California voters to amend the CCPA and to establish a new data protection authority, the California Privacy Protection Agency, authorized to promulgate new data protection regulations. Adapting our business and practices to the CCPA, as amended by the CPRA, and any forthcoming regulations, may be burdensome and could involve substantial additional or diverted resources.

More broadly, the General Data Protection Regulation, or the “GDPR,” which regulates data protection for all individuals within the EU, including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. The U.K. has also implemented the GDPR, or the “U.K. GDPR. The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR and the U.K. GDPR include restrictions on transfers outside the U.K. and the European Economic Area, or the “EEA,” (including Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR and the U.K. GDPR enhance individuals’ rights, introduces complex and far-reaching company obligations and increases penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux. The introduction of the U.K. GDPR and the GDPR, and any resultant changes in U.K. or EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

If any person, including any of our employees, our subsidiaries’ employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, the GDPR and the U.K. GDPR include sanctions for non-compliance, which could result in a penalty of up to the higher of (a) €20 million; and (b) 4 percent of a company’s global annual revenue for the preceding financial year for certain infringements, such as unlawful data transfer outside of the EEA or the U.K. In addition, a data breach could result in negative publicity which could damage our reputation and have a material adverse effect on our financial condition and results of operations.

The impact of changes in current accounting practices and future pronouncements could have a material adverse effect on our financial condition, results of operations and cash flows. Our financial statements are prepared in accordance with GAAP, which is periodically revised by the FASB, and they are subject to the accounting-related rules and interpretations of the SEC. We are required to adopt new and revised accounting standards implemented by the FASB. Unanticipated developments in accounting practices may require us to incur considerable additional time and expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Changes in accounting principles, practices and standards, particularly those that apply to insurance or reinsurance businesses, also may affect our calculation of net earnings, shareholders’ equity and other financial statement line items.  For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 1(r) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

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

Our investments in debt and equity securities are subject to market fluctuations. As of December 31, 2020, our investments in debt securities were approximately $15.6 billion, or approximately 77 percent of our total investment portfolio, and our investments in equity securities had a fair value of approximately $2.7 billion, which represented approximately 13 percent of our investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.

With respect to our investments in debt securities, a rise in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2020, a 100 basis point increase in interest rates would result in an approximate $679 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

With respect to our investments in equity securities, we consider all of our equity securities to be measured at fair value with changes in fair value recognized in net earnings. A significant reduction in the value of our investment portfolio could have a material adverse effect on our business, results of operations and financial condition.

Defaults, downgrades or other events impairing the value of our debt securities portfolio may reduce our earnings. We are subject to the risk that the issuers of debt securities we own may default on principal and interest payments they owe us. The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events that adversely affect the issuers of these debt securities could cause the value of our debt securities portfolio and our net earnings to decline and the default rate of the debt securities in our investment portfolio to increase. In addition, with economic uncertainty, the credit quality of issuers could be adversely affected and a ratings downgrade of the issuers of the debt securities we own could also cause the value of our debt securities portfolio and our net earnings to decrease. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. We continually monitor the difference between cost and the estimated fair value of our investments in debt securities. If a decline in the value of a particular debt security is deemed to be temporary, we record the decline as an unrealized loss in stockholders’ equity. Credit losses for available for sale securities are recorded through an allowance for credit losses. Changes in the allowance for credit losses are recorded for (or as a reversal of) credit losses on available for sale securities, which may be material to our operating results.

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

Risks Related to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 119 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 117 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, Alleghany Capital and Roundwood are located in leased office space in New York, New York. TransRe leases office space in New York, New York for its headquarters and office space for its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CapSpecialty leases office space in Middleton, Wisconsin for its headquarters and office space in New York, New York, Hartford, Connecticut and other locations throughout the U.S. PCT owns its principal offices and manufacturing facilities, which are located in Rockford, Illinois and leases certain offices and manufacturing facilities, which are located in Olympia, Washington, Saco, Maine and Berlin, Connecticut. Kentucky Trailer leases its principal offices and manufacturing facilities, which are located in Louisville, Kentucky, and has additional leased manufacturing facilities in locations throughout the U.S. and in the Netherlands. IPS leases office space in Blue Bell, Pennsylvania for its headquarters and office space in its locations around the world. Jazwares owns and leases office space in Sunrise, Florida for its headquarters and other locations around the world. W&W|AFCO Steel owns its principal office in Oklahoma City, Oklahoma for its headquarters and owns its principal facilities, which are located throughout the U.S. Concord leases office space in Raleigh, North Carolina for its headquarters. Wilbert leases office space in Overland Park, Kansas for its headquarters and owns and leases facilities at locations around the U.S. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our leases.

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

As of February 8, 2021, there were approximately 483 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Repurchases of Equity Securities

The following table presents our common stock repurchases in the quarter ended December 31, 2020:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
October 1 to October 31	60,970	$552.75	60,970	$479.2
November 1 to November 30	32,477	594.52	32,477	459.9
December 1 to December 31	45,992	597.82	45,992	432.4
Total	139,439	577.34	139,439

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

The following graph presents (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the BI Global P&C Reinsurance Competitive Peer Group Index, or the “Bloomberg Reinsurance Index,” for the five year period beginning on December 31, 2015 through December 31, 2020. The graph assumes that the value of the investment was $100.00 on December 31, 2015.

$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Alleghany
S&P 500 Index
Bloomberg Reinsurance Index

	Base Period	INDEXED RETURNS Year Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Alleghany	$100.00	$127.24	$124.72	$132.62	$170.12	$131.10
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
Bloomberg Reinsurance Index	$100.00	$116.53	$120.53	$122.35	$154.74	$132.97

The graph and table above are based on the assumption that cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Item 6. Selected Financial Data.

Alleghany Corporation and Subsidiaries(1)

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in millions, except per share and share amounts)
Operating Data
Revenue	$8,896.8	$9,040.6	$6,887.2	$6,424.6	$6,131.1
Net earnings(2)	$101.8	$857.8	$39.5	$90.1	$456.9
Basic earnings per share of common stock(2)	$7.14	$59.44	$2.62	$5.85	$29.60
Average number of shares of common stock	14,257,793	14,431,892	15,062,567	15,410,034	15,436,286

	As of December 31,
	2020	2019	2018	2017	2016
	($ in millions, except per share amounts)
Balance Sheet
Total assets	$28,927.0	$26,931.6	$25,344.9	$25,384.3	$23,756.6
Senior Notes and other debt	$2,135.9	$1,751.1	$1,669.0	$1,484.9	$1,476.5
Common stockholders’ equity(2)	$8,755.7	$8,776.7	$7,692.7	$8,514.1	$7,939.9
Common stockholders’ equity per share of common stock(2)	$623.57	$611.00	$527.75	$553.20	$515.24

(1)

See Note 1(a) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information on changes in subsidiaries for the five year period ended December 31, 2020.

(2)	Attributable to Alleghany stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2020, 2019 and 2018. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

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

•	Net earnings attributable to Alleghany stockholders were $101.8 million in 2020, compared with $857.8 million in 2019 and $39.5 million in 2018.
•	Net investment income decreased by 10.8 percent in 2020 from 2019, and increased by 9.9 percent in 2019 from 2018.
•	Net premiums written increased by 10.3 percent in 2020 from 2019, and increased 13.9 percent in 2019 from 2018.
•	Underwriting loss was $128.7 million in 2020, compared with underwriting profit of $33.0 million in 2019 and underwriting loss of $161.5 million in 2018.
•	The combined ratio for our reinsurance and insurance segments was 102.1 percent in 2020, compared with 99.4 percent in 2019 and 103.2 percent in 2018.
•	Catastrophe losses, net of reinsurance and including losses from the Pandemic, were $801.5 million in 2020, compared with $399.7 million in 2019 and $657.7 million in 2018.
•	Net favorable prior accident year loss reserve development was $220.8 million in 2020, compared with $184.7 million in 2019 and $329.0 million in 2018.
•	Noninsurance revenue for Alleghany Capital was $2,477.5 million in 2020, compared with $2,289.3 million in 2019 and $1,574.6 million in 2018.
•

Earnings before income taxes for Alleghany Capital were $146.0 million in 2020, compared with $111.1 million in 2019 and $59.8 million in 2018. Adjusted earnings before income taxes were $153.9 million in 2020, compared with $142.6 million in 2019 and $83.3 million in 2018.

As of December 31, 2020, we had total assets of $28.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.8 billion. As of December 31, 2020, we had consolidated total investments of approximately $20.2 billion, consisting of $15.6 billion invested in debt securities, $2.7 billion invested in equity securities, $0.7 billion invested in commercial mortgage loans, $0.7 billion invested in short-term investments and $0.5 billion invested in other invested assets.

The ongoing Pandemic has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our investment portfolio. These impacts are more fully described below, as well as a recovery in the financial markets in the latter half of 2020.

We also incurred $801.5 million of catastrophe losses in 2020 of which $415.2 million arose from the Pandemic. The vast majority of the Pandemic losses were incurred at TransRe, and include those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, the accident and health and trade credit lines of business. Pandemic losses at RSUI primarily relate to business interruption claims and related estimated legal expenses. CapSpecialty also incurred a modest amount of Pandemic losses. Our Pandemic loss estimates were based on information currently available to us, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment. Our loss estimates for Pandemic losses do not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although they do reflect provisions for related legal expenses.

TransRe’s Pandemic catastrophe losses were $391.8 million in 2020, which include $154.1 million of losses related to specific event cancellation treaties underwritten in the U.S., which TransRe began to exit prior to the Pandemic in February 2019. Based on current information, estimated exposed limits remaining on this portfolio, net of provisions, are approximately $53 million for 2020 events and $38 million for events scheduled throughout 2021. Events and event cancellation policies are not uniform in nature. Ultimate losses will depend on the timing of gathering restrictions being lifted, whether the event can be rescheduled and how far in advance the event is postponed or cancelled. As such, cancellation or postponement of the event does not necessarily mean a full limit will be paid. Furthermore, there could be additional incidental losses where event cancellation policies comprise a small portion of exposure to certain multi-line treaties. Pandemic losses in 2020 include the impact of a September 15, 2020 U.K. court ruling that upheld certain U.K. policyholder business interruption claims brought against the insurance industry.

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

Aside from the Pandemic, our reinsurance and insurance segments incurred significant weather and other catastrophe losses. More specifically, in 2020:

•	Hurricane Laura caused widespread property damage and flooding in August 2020, primarily in Louisiana and Texas;
•	Hurricane Sally caused widespread property damage and flooding in September 2020, primarily in Alabama and Florida; and
•	Earthquakes in Puerto Rico caused widespread property damage, primarily in January 2020.

In 2019:

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

In 2018:

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

The following table presents the impact of our catastrophe losses, net of reinsurance, for 2020, 2019 and 2018:

	Reinsurance Segment	Insurance Segment	Total Segments
		($ in millions)
2020
Net loss and LAE:
Pandemic	$391.8	$23.4	$415.2

Other natural catastrophes:
Hurricane Laura	63.6	50.6	114.2
Hurricane Sally	22.7	69.9	92.6
Puerto Rico earthquakes	19.1	—	19.1
Other	68.8	91.6	160.4
Total other natural catastrophes	174.2	212.1	386.3
Total net loss and LAE	566.0	235.5	801.5
Net reinstatement premiums (earned) (1)	(26.7)	—	(26.7)
Losses before income taxes	539.3	235.5	774.8
Income taxes	113.2	49.5	162.7
Net losses attributable to Alleghany stockholders	$426.1	$186.0	$612.1

2019
Net loss and LAE:
Typhoon Hagibis	$168.2	$15.5	$183.7
Typhoon Faxai	87.4	8.0	95.4
Chile civil unrest	22.3	—	22.3
Hurricane Dorian	13.2	0.4	13.6
Other	9.5	75.2	84.7
Total net loss and LAE	300.6	99.1	399.7
Net reinstatement premiums (earned) (1)	(22.2)	—	(22.2)
Losses before income taxes	278.4	99.1	377.5
Income taxes	58.5	20.8	79.3
Net losses attributable to Alleghany stockholders	$219.9	$78.3	$298.2

2018
Net loss and LAE:
Typhoon Jebi	$167.2	$16.2	$183.4
California wildfires	163.7	18.3	182.0
Hurricane Michael	80.1	55.1	135.2
Hurricane Florence	36.5	33.9	70.4
Typhoon Trami	29.7	4.0	33.7
Other	22.9	30.1	53.0
Total net loss and LAE	500.1	157.6	657.7
Net reinstatement premiums (earned) (1)	(31.9)	—	(31.9)
Losses before income taxes	468.2	157.6	625.8
Income taxes	98.3	33.1	131.4
Net losses attributable to Alleghany stockholders	$369.9	$124.5	$494.4

(1)	Represents an increase in net premiums earned.

Our catastrophe losses are more fully described on pages 94, 95, 101 and 102. In addition to catastrophe losses in the current accident year, we report both favorable and unfavorable prior accident year loss reserve development related to catastrophes. See Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for detail on our prior accident year catastrophe loss reserve development.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Year Ended December 31,
	2020	2019	2018
		($ in millions)
Revenues
Net premiums earned	$6,000.2	$5,478.1	$4,976.2
Net investment income	490.9	550.2	500.5
Change in the fair value of equity securities	(110.5)	709.7	(229.0)
Net realized capital gains	3.1	(6.5)	(3.2)
Change in allowance for credit losses on available for sale securities	(8.0)	(19.7)	(1.3)
Noninsurance revenue	2,521.1	2,328.8	1,644.0
Total revenues	8,896.8	9,040.6	6,887.2

Costs and Expenses
Net loss and loss adjustment expenses	4,339.1	3,686.4	3,520.4
Commissions, brokerage and other underwriting expenses	1,789.8	1,758.7	1,617.3
Other operating expenses	2,429.3	2,263.3	1,579.3
Corporate administration	48.6	74.8	15.9
Amortization of intangible assets	44.2	33.8	24.0
Interest expense	88.2	100.0	90.7
Total costs and expenses	8,739.2	7,917.0	6,847.6

Earnings before income taxes	157.6	1,123.6	39.6
Income taxes	30.7	233.4	(15.0)
Net earnings	126.9	890.2	54.6
Net earnings attributable to noncontrolling interests	25.1	32.4	15.1
Net earnings attributable to Alleghany stockholders	$101.8	$857.8	$39.5

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for 2020, 2019 and 2018:

	Segments
Year Ended December 31, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$5,237.3	$2,125.7	$7,363.0	$—	$7,363.0	$(33.6)	$7,329.4
Net premiums written	4,845.0	1,499.4	6,344.4	—	6,344.4	—	6,344.4

Net premiums earned	4,644.7	1,355.5	6,000.2	—	6,000.2	—	6,000.2
Net loss and LAE:
Current year (excluding catastrophe losses)(3)	3,027.8	730.6	3,758.4	—	3,758.4	—	3,758.4
Current year catastrophe losses	566.0	235.5	801.5	—	801.5	—	801.5
Prior years	(206.9)	(13.9)	(220.8)	—	(220.8)	—	(220.8)
Total net loss and LAE	3,386.9	952.2	4,339.1	—	4,339.1	—	4,339.1
Commissions, brokerage and other underwriting expenses	1,425.0	364.8	1,789.8	—	1,789.8	—	1,789.8
Underwriting (loss) profit(4)	$(167.2)	$38.5	(128.7)	—	(128.7)	—	(128.7)
Net investment income			465.7	1.9	467.6	23.3	490.9
Change in the fair value of equity securities			(55.8)	—	(55.8)	(54.7)	(110.5)
Net realized capital gains			37.1	35.5	72.6	(69.5)	3.1
Change in allowance for credit losses on available for sale securities			(8.0)	—	(8.0)	—	(8.0)
Noninsurance revenue			34.9	2,477.5	2,512.4	8.7	2,521.1
Other operating expenses			103.6	2,310.0	2,413.6	15.7	2,429.3
Corporate administration			(0.3)	—	(0.3)	48.9	48.6
Amortization of intangible assets			0.8	43.4	44.2	—	44.2
Interest expense			27.0	15.5	42.5	45.7	88.2
Earnings (losses) before income taxes			$214.1	$146.0	$360.1	$(202.5)	$157.6

Loss ratio(5):
Current year (excluding catastrophe losses)	65.2%	53.9%	62.6%
Current year catastrophe losses	12.2%	17.4%	13.4%
Prior years	(4.5%)	(1.0%)	(3.7%)
Total net loss and LAE	72.9%	70.3%	72.3%
Expense ratio(6)	30.7%	26.9%	29.8%
Combined ratio(7)	103.6%	97.2%	102.1%

	Segments
Year Ended December 31, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$4,945.7	$1,738.4	$6,684.1	$—	$6,684.1	$(27.7)	$6,656.4
Net premiums written	4,495.0	1,256.7	5,751.7	—	5,751.7	—	5,751.7

Net premiums earned	4,327.0	1,151.1	5,478.1	—	5,478.1	—	5,478.1
Net loss and LAE:
Current year (excluding catastrophe losses)	2,856.3	615.1	3,471.4	—	3,471.4	—	3,471.4
Current year catastrophe losses	300.6	99.1	399.7	—	399.7	—	399.7
Prior years	(195.8)	11.1	(184.7)	—	(184.7)	—	(184.7)
Total net loss and LAE	2,961.1	725.3	3,686.4	—	3,686.4	—	3,686.4
Commissions, brokerage and other underwriting expenses	1,406.8	351.9	1,758.7	—	1,758.7	—	1,758.7
Underwriting (loss) profit(4)	$(40.9)	$73.9	33.0	—	33.0	—	33.0
Net investment income			533.2	6.3	539.5	10.7	550.2
Change in the fair value of equity securities			705.8	—	705.8	3.9	709.7
Net realized capital gains			6.0	1.0	7.0	(13.5)	(6.5)
Change in allowance for credit losses on available for sale securities			(19.7)	—	(19.7)	—	(19.7)
Noninsurance revenue			27.0	2,289.3	2,316.3	12.5	2,328.8
Other operating expenses			103.1	2,132.9	2,236.0	27.3	2,263.3
Corporate administration			4.1	—	4.1	70.7	74.8
Amortization of intangible assets			1.3	32.5	33.8	—	33.8
Interest expense			27.1	20.1	47.2	52.8	100.0
Earnings (losses) before income taxes			$1,149.7	$111.1	$1,260.8	$(137.2)	$1,123.6

Loss ratio(5):
Current year (excluding catastrophe losses)	66.0%	53.4%	63.4%
Current year catastrophe losses	6.9%	8.6%	7.3%
Prior years	(4.5%)	1.0%	(3.4%)
Total net loss and LAE	68.4%	63.0%	67.3%
Expense ratio(6)	32.5%	30.6%	32.1%
Combined ratio(7)	100.9%	93.6%	99.4%

	Segments
Year Ended December 31, 2018	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital(1)	Total Segments	Corporate Activities(2)	Consolidated
				($ in millions)
Gross premiums written	$4,451.0	$1,470.8	$5,921.8	$—	$5,921.8	$(26.2)	$5,895.6
Net premiums written	3,969.1	1,079.3	5,048.4	—	5,048.4	—	5,048.4

Net premiums earned	3,939.0	1,037.2	4,976.2	—	4,976.2	—	4,976.2
Net loss and LAE:
Current year (excluding catastrophe losses)	2,635.3	556.4	3,191.7	—	3,191.7	—	3,191.7
Current year catastrophe losses	500.1	157.6	657.7	—	657.7	—	657.7
Prior years	(266.1)	(62.9)	(329.0)	—	(329.0)	—	(329.0)
Total net loss and LAE	2,869.3	651.1	3,520.4	—	3,520.4	—	3,520.4
Commissions, brokerage and other underwriting expenses	1,282.3	335.0	1,617.3	—	1,617.3	—	1,617.3
Underwriting (loss) profit(4)	$(212.6)	$51.1	(161.5)	—	(161.5)	—	(161.5)
Net investment income			480.9	4.8	485.7	14.8	500.5
Change in the fair value of equity securities			(184.2)	—	(184.2)	(44.8)	(229.0)
Net realized capital gains			31.6	0.9	32.5	(35.7)	(3.2)
Change in allowance for credit losses on available for sale securities			(1.3)	—	(1.3)	—	(1.3)
Noninsurance revenue			22.0	1,574.6	1,596.6	47.4	1,644.0
Other operating expenses			59.8	1,485.6	1,545.4	33.9	1,579.3
Corporate administration			(1.7)	—	(1.7)	17.6	15.9
Amortization of intangible assets			(0.4)	24.4	24.0	—	24.0
Interest expense			27.1	10.5	37.6	53.1	90.7
Earnings (losses) before income taxes			$102.7	$59.8	$162.5	$(122.9)	$39.6

Loss ratio(5):
Current year (excluding catastrophe losses)	66.9%	53.6%	64.1%
Current year catastrophe losses	12.7%	15.3%	13.2%
Prior years	(6.8%)	(6.1%)	(6.6%)
Total net loss and LAE	72.8%	62.8%	70.7%
Expense ratio(6)	32.6%	32.3%	32.5%
Combined ratio(7)	105.4%	95.1%	103.2%

(1)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods.
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

(3)

Catastrophe losses in 2020 include $391.8 million, $23.4 million and $415.2 million of Pandemic-related losses incurred at our reinsurance segment, insurance segment and in total, respectively, as described above.

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

Comparison of 2020, 2019 and 2018

Premiums. The following table presents our consolidated premiums:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Premiums written:
Gross premiums written	$7,329.4	$6,656.4	$5,895.6	10.1%	12.9%
Net premiums written	6,344.4	5,751.7	5,048.4	10.3%	13.9%
Net premiums earned	6,000.2	5,478.1	4,976.2	9.5%	10.1%

2020 vs 2019. The increase in gross premiums written in 2020 from 2019 is attributable to growth at our reinsurance segment as well as our insurance segment, primarily at RSUI. The increase at our reinsurance segment primarily reflects generally improving rates overall, growth in various traditional casualty and other professional liability lines of business in the U.S. and, to a lesser extent, the impact of changes in foreign exchange rates. The increase in gross premiums written in 2020 was partially offset by a decrease in automobile-related business in the U.S. arising from rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide. Gross premiums written from a certain large whole account quota share treaty, or the “Quota Share Treaty,” were $676.7 million in 2020, respectively, compared with $691.4 million in 2019, reflecting a decrease in casualty & other premiums. The increase in gross premiums written in 2020 from 2019 at RSUI primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, umbrella/excess and directors’ and officers’ liability lines of business.

The increase in net premiums earned in 2020 from 2019 reflects growth in reinsurance and insurance segment gross premiums written in recent quarters.

2019 vs 2018. The increase in gross premiums written in 2019 from 2018 is attributable to growth at our reinsurance segment and, to a lesser extent, at RSUI and CapSpecialty. Growth at our reinsurance segment primarily reflects higher premiums written by the domestic operations, which include the impact of TransRe’s purchase on August 29, 2018 of certain renewal rights to a block of U.S. treaty reinsurance business focused on regional property and casualty, accident & health and personal auto lines of business, or the “Renewal Rights Purchase.” The increase in gross premiums written at our reinsurance segment was partially offset by lower Quota Share Treaty gross premiums written and the impact of changes in foreign currency exchange rates. Gross premiums written related to the Quota Share Treaty decreased to $691.4 million in 2019 from $737.6 million in 2018, reflecting a reduction of TransRe’s quota share participation.

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

A detailed comparison of premiums by segment for 2020, 2019 and 2018 is contained on pages 93, 94 and 100.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$3,758.4	$3,471.4	$3,191.7	8.3%	8.8%
Current year catastrophe losses	801.5	399.7	657.7	100.5%	(39.2%)
Prior years	(220.8)	(184.7)	(329.0)	19.5%	(43.9%)
Total net loss and LAE	$4,339.1	$3,686.4	$3,520.4	17.7%	4.7%

Loss ratio:
Current year (excluding catastrophe losses)	62.6%	63.4%	64.1%
Current year catastrophe losses	13.4%	7.3%	13.2%
Prior years	(3.7%)	(3.4%)	(6.6%)
Total net loss and LAE	72.3%	67.3%	70.7%

2020 vs 2019. The increase in net loss and LAE in 2020 from 2019 primarily reflects Pandemic-related catastrophe losses and, to a lesser extent, the impact of increases in net premiums, all as discussed above.

The catastrophe losses in 2020 include $415.2 million related to the Pandemic and $386.3 million related to other natural catastrophes, which included losses from Hurricane Laura, Hurricane Sally and Puerto Rico earthquakes, compared with $399.7 million of catastrophe losses in 2019, which included losses from Typhoon Hagibis, Typhoon Faxai, civil unrest in Chile and Hurricane Dorian.

2019 vs 2018. The increase in net loss and LAE in 2019 from 2018 primarily reflects the impact of higher net premiums earned and lower favorable prior accident year loss reserve development, partially offset by significantly lower catastrophe losses, primarily at our reinsurance segment. Catastrophe losses in 2018 of $657.7 million include losses from Typhoon Jebi, wildfires in California, Hurricane Michael, Hurricane Florence and Typhoon Trami.

A detailed comparison of net loss and LAE by segment for 2020, 2019 and 2018 is contained on pages 94, 95, 96 and 101.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Commissions, brokerage and other underwriting expenses	$1,789.8	$1,758.7	$1,617.3	1.8%	8.7%

Expense ratio	29.8%	32.1%	32.5%

2020 vs 2019. The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.

2019 vs 2018. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, partially offset by lower overall commission rates due to a change in the mix of business.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for 2020, 2019 and 2018 is contained on pages 96 and 103.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Underwriting (loss) profit	$(128.7)	$33.0	$(161.5)	(490.0%)	(120.4%)

Combined ratio	102.1%	99.4%	103.2%

2020 vs 2019. The underwriting loss in 2020 compared to the underwriting profit in 2019 primarily reflects Pandemic-related catastrophe losses at our reinsurance segment and, to a lesser extent, RSUI, all as discussed above.

2019 vs 2018. The underwriting profit in 2019 compared with the underwriting loss in 2018 primarily reflects significantly lower catastrophe losses, primarily at our reinsurance segment, and the impact of an increase in net premiums earned, partially offset by lower favorable prior accident year loss reserve development, all as discussed above.

A detailed comparison of underwriting profit by segment for 2020, 2019 and 2018 is contained on pages 97, 103 and 104.

Investment results. The following table presents our consolidated investment results:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Net investment income	$490.9	$550.2	$500.5	(10.8%)	9.9%
Change in the fair value of equity securities	(110.5)	709.7	(229.0)	(115.6%)	(409.9%)
Net realized capital gains	3.1	(6.5)	(3.2)	(147.7%)	103.1%
Change in allowance for credit losses on available for sale securities	(8.0)	(19.7)	(1.3)	(59.4%)	1,415.4%

2020 vs 2019. The decrease in net investment income in 2020 from 2019 primarily reflects lower interest income and, to a lesser extent, lower dividend income. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities. Lower dividend income reflects reductions in our equity security portfolio during most of 2020.

The change in the fair value of equity securities in 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions in the spring of 2020, net of a subsequent appreciation on a smaller portfolio from the improved conditions. To a lesser extent, the change in the fair value of equity securities in 2020 reflects depreciation from our holdings in the materials sector.

Net realized capital gains in 2020 primarily reflect realized gains at Alleghany Capital and realized gains on our debt securities portfolio, partially offset by realized losses at corporate activities due primarily to impairment charges from write-downs of SORC oil field assets, prior to SORC’s December 31, 2020 sale. See Note 4(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our net realized capital gains and losses.

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

The change in allowance for credit losses on available-for-sale, or “AFS,” securities in 2020 reflects $8.0 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost in the spring of 2020, net of a subsequent reduction of the allowance for credit losses on AFS securities arising from the improved bond market conditions and bond sales later in 2020. The change in allowance for credit losses on AFS securities in 2019 primarily reflects the determination that unrealized losses on our debt securities were other than temporary, primarily due to the deterioration of creditworthiness of the issuers in the domestic energy sector.  In addition, certain foreign bonds were impaired in 2019 due to a significant decline in fair value.

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

The increase in change in allowance for credit losses on AFS securities in 2019 from 2018 reflects higher impairment losses for debt securities. Change in allowance for credit losses on AFS securities in 2019 primarily reflects the determination that unrealized losses on our debt securities were other than temporary, primarily due to the deterioration of creditworthiness of the issuers in the domestic energy sector.  In addition, certain foreign bonds were impaired in 2019 due to a significant decline in fair value.

A detailed comparison of investment results for 2020, 2019 and 2018 is contained on page 104.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Noninsurance revenue	$2,521.1	$2,328.8	$1,644.0	8.3%	41.7%

Other operating expenses	2,429.3	2,263.3	1,579.3	7.3%	43.3%
Corporate administration	48.6	74.8	15.9	(35.0%)	370.4%
Amortization of intangible assets	44.2	33.8	24.0	30.8%	40.8%
Interest expense	88.2	100.0	90.7	(11.8%)	10.3%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $79.1 million, $85.9 million and $49.8 million in 2020, 2019 and 2018, respectively. The decrease in long-term incentive compensation accruals at our reinsurance and insurance segments in 2020 from 2019 primarily reflects the impact on expected payouts from poor underwriting results and significant depreciation in the value of our equity portfolio compared with 2019, all as discussed above. The increase in long-term incentive compensation at our reinsurance and insurance segments in 2019 from 2018 primarily reflect a decrease in catastrophe losses at our reinsurance segment and appreciation in the value of our debt and equity securities portfolio in 2019 compared with depreciation in 2018. See Note 14 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on long-term incentive compensation plans.

Other operating expenses in 2020 also include a $6.2 million increase in estimates of expected credit losses on commercial mortgage loans, reinsurance recoverables and premium balances receivable at our reinsurance and insurance segments. This increase was based on current conditions and reasonable and supportable forecasts as of December 31, 2020, which include the impact of the Pandemic, as discussed above. See Note 1(r), 4(j) and 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on credit losses for these assets.

Other operating expenses in 2020 also include $5.6 million of costs incurred in connection with the termination and December 2020 payout of the TransRe executive retirement plan. See Note 15(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail.

Other operating expenses in 2019 also include $5.0 million of one-time costs incurred in connection with the July 2019 retirement of CapSpecialty’s Chief Executive Officer and an additional $2.5 million related to the repurchase of certain restricted common stock issued to CapSpecialty management in 2014.

The increases in noninsurance revenue and other operating expenses in 2020 from 2019 primarily reflect the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above, and higher sales at Jazwares, primarily from recent acquisitions, partially offset by lower revenues and related costs at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy and Pandemic-related project delays and site closures at Kentucky Trailer, W&W|AFCO Steel and IPS. The increase in other operating expenses in 2020 also reflects the cost of Pandemic-related customer site closures and additional safety measures, all as further discussed below, partially offset by lower long-term incentive compensation accruals at the Alleghany Capital level, as well at our reinsurance and insurance segments, as discussed above.

The increases in noninsurance revenue and other operating expenses in 2019 from 2018 primarily reflect higher sales at IPS, W&W|AFCO Steel and Jazwares, as well as the acquisition of Concord, W&W|AFCO Steel’s acquisition of Hirschfeld and Jazwares’ acquisition of WCT, all as discussed above. The increase in other operating expenses in 2019 from 2018 also reflects increases in long-term compensation at our reinsurance and insurance segments, as discussed above.

Corporate administration. The decrease in corporate administration expense in 2020 from 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impact of depreciation of Alleghany stock price and lower consolidated net earnings attributable to Alleghany stockholders, as discussed below. The decrease was partially offset by the $13.6 million pre-tax impact of the termination and December 2020 payout of the Alleghany parent-level executive retirement plan (see Note 15(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail).

The increase in corporate administration expense in 2019 from 2018 reflects higher Alleghany parent company long-term incentive compensation accruals due primarily to the impact of appreciation on the value of our consolidated debt and equity securities portfolios in 2019, compared with depreciation in 2018 and Alleghany stock price appreciation.

Amortization of intangible assets. The increase in amortization expense in 2020 from 2019 primarily reflects recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results.

The increase in amortization expense in 2019 from 2018 primarily reflects the Concord acquisition, Kentucky Trailer’s acquisition of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, PCT’s acquisition of a consumable cutting tool manufacturer in June 2019, Jazwares’ acquisition of WCT in October 2019 and IPS’s acquisition in May 2019.

Interest expense. The decrease in interest expense in 2020 from 2019 primarily reflects the impact of lower overall interest rates on Alleghany Capital’s floating-rate borrowings, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The decrease in interest expense for 2020 also reflects the impact of the early redemption of certain senior notes on January 15, 2020, partially offset by the issuance of certain other senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail.

The increase in interest expense in 2019 from 2018 primarily reflects borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord) and incremental debt at Jazwares resulting from the acquisition of WCT, as well as increased borrowings at other Alleghany Capital subsidiaries to support working capital needs and fund recent acquisitions.

A detailed comparison of noninsurance revenue and expenses for 2020, 2019 and 2018 is contained on pages 105 through 107.

Income taxes. The following table presents our consolidated income tax expense:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Income taxes	$30.7	$233.4	$(15.0)	(86.8%)	(1,656.0%)

Effective tax rate	19.5%	20.8%	(38.0%)

2020 vs 2019. The decrease in income tax expense in 2020 from 2019 primarily reflects lower earnings before income taxes, as further discussed below and, to a lesser extent, a lower effective tax rate. The lower effective tax rate in 2020 primarily reflects lower earnings before income taxes and the resulting increase from the impact of permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis.

The Coronavirus Aid, Relief and Economic Security Act, or the “CARES Act,” was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions. The beneficial impact of the CARES Act to us is currently not material.

2019 vs 2018. The income taxes in 2019 compared to income tax benefit in 2018 primarily reflect substantially higher earnings before income taxes. The increase in effective tax rate in 2019 compared with 2018 primarily reflects the impact of higher earnings before income taxes and, to a lesser extent, lower tax-exempt interest income arising from municipal bond securities and lower dividends-received deductions, partially offset by higher state income taxes.

Net earnings. The following table presents our consolidated earnings:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Earnings before income taxes	$157.6	$1,123.6	$39.6	(86.0%)	2,737.4%
Net earnings attributable to noncontrolling interests	25.1	32.4	15.1	(22.5%)	114.6%
Net earnings attributable to Alleghany stockholders	101.8	857.8	39.5	(88.1%)	2,071.6%

2020 vs 2019. The decreases in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2020 from 2019 primarily reflect the impact of depreciation in the value of our equity securities portfolio compared with significant appreciation in 2019 and, to a lesser extent, a Pandemic-driven underwriting loss compared with an underwriting profit in 2019, all as discussed above.

The decrease in net earnings attributable to noncontrolling interests in 2020 from 2019 primarily reflects lower accretion of redeemable noncontrolling interests up to their future estimated redemption value, partially offset by the impact of higher overall earnings at Alleghany Capital subsidiaries with noncontrolling interests. See Note 1(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on accretion of redeemable noncontrolling interests.

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

The following tables present the underwriting results of the reinsurance segment:

Year Ended December 31, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,761.7	$3,475.6	$5,237.3
Net premiums written	1,439.6	3,405.4	4,845.0

Net premiums earned	1,379.7	3,265.0	4,644.7
Net loss and LAE:
Current year (excluding catastrophe losses)	756.8	2,271.0	3,027.8
Current year catastrophe losses	450.7	115.3	566.0
Prior years	(76.9)	(130.0)	(206.9)
Total net loss and LAE	1,130.6	2,256.3	3,386.9
Commissions, brokerage and other underwriting expenses	424.2	1,000.8	1,425.0
Underwriting (loss) profit(2)	$(175.1)	$7.9	$(167.2)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.9%	69.6%	65.2%
Current year catastrophe losses	32.7%	3.5%	12.2%
Prior years	(5.6%)	(4.0%)	(4.5%)
Total net loss and LAE	82.0%	69.1%	72.9%
Expense ratio(4)	30.7%	30.7%	30.7%
Combined ratio(5)	112.7%	99.8%	103.6%

Year Ended December 31, 2019	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,700.3	$3,245.4	$4,945.7
Net premiums written	1,328.8	3,166.2	4,495.0

Net premiums earned	1,280.1	3,046.9	4,327.0
Net loss and LAE:
Current year (excluding catastrophe losses)	695.6	2,160.7	2,856.3
Current year catastrophe losses	293.2	7.4	300.6
Prior years	(46.2)	(149.6)	(195.8)
Total net loss and LAE	942.6	2,018.5	2,961.1
Commissions, brokerage and other underwriting expenses	424.2	982.6	1,406.8
Underwriting (loss) profit(2)	$(86.7)	$45.8	$(40.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.3%	70.9%	66.0%
Current year catastrophe losses	22.9%	0.2%	6.9%
Prior years	(3.6%)	(4.9%)	(4.5%)
Total net loss and LAE	73.6%	66.2%	68.4%
Expense ratio(4)	33.1%	32.2%	32.5%
Combined ratio(5)	106.7%	98.4%	100.9%

Year Ended December 31, 2018	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$1,532.7	$2,918.3	$4,451.0
Net premiums written	1,169.4	2,799.7	3,969.1

Net premiums earned	1,177.3	2,761.7	3,939.0
Net loss and LAE:
Current year (excluding catastrophe losses)	670.9	1,964.4	2,635.3
Current year catastrophe losses	481.8	18.3	500.1
Prior years	(84.9)	(181.2)	(266.1)
Total net loss and LAE	1,067.8	1,801.5	2,869.3
Commissions, brokerage and other underwriting expenses	384.9	897.4	1,282.3
Underwriting (loss) profit(2)	$(275.4)	$62.8	$(212.6)

Loss ratio(3):
Current year (excluding catastrophe losses)	57.0%	71.1%	66.9%
Current year catastrophe losses	40.9%	0.7%	12.7%
Prior years	(7.2%)	(6.6%)	(6.8%)
Total net loss and LAE	90.7%	65.2%	72.8%
Expense ratio(4)	32.7%	32.5%	32.6%
Combined ratio(5)	123.4%	97.7%	105.4%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Property
Premiums written:
Gross premiums written	$1,761.7	$1,700.3	$1,532.7	3.6%	10.9%
Net premiums written	1,439.6	1,328.8	1,169.4	8.3%	13.6%
Net premiums earned	1,379.7	1,280.1	1,177.3	7.8%	8.7%

Casualty & other
Premiums written:
Gross premiums written	$3,475.6	$3,245.4	$2,918.3	7.1%	11.2%
Net premiums written	3,405.4	3,166.2	2,799.7	7.6%	13.1%
Net premiums earned	3,265.0	3,046.9	2,761.7	7.2%	10.3%

Total
Premiums written:
Gross premiums written	$5,237.3	$4,945.7	$4,451.0	5.9%	11.1%
Net premiums written	4,845.0	4,495.0	3,969.1	7.8%	13.2%
Net premiums earned	4,644.7	4,327.0	3,939.0	7.3%	9.9%

Property. The increase in gross premiums written in 2020 from 2019 primarily reflects generally improving rates and growth in non-catastrophe property lines of business and, to a lesser extent, changes in foreign currency exchange rates, partially offset by a decreased participation in a large, global treaty. Gross premiums written related to the Quota Share Treaty were $280.6 million in 2020 compared with $276.9 million in 2019. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 3.4 percent in 2020 from 2019.

The increase in net premiums earned in 2020 from 2019 primarily reflects the impact of higher gross premiums written and lower ceded premiums written in recent quarters and, to a lesser extent, the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 7.5 percent in 2020 from 2019.

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

Casualty & other. The increase in gross premiums written in 2020 from 2019 primarily reflects generally improving rates overall and growth in the various traditional casualty and other professional liability lines of business in the U.S. and, to a lesser extent, changes in foreign currency exchange rates, partially offset by decreases in automobile-related business in the U.S. arising from rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide. Gross premiums written related to the Quota Share Treaty were $396.1 million and $414.5 million 2020 and 2019, respectively, primarily reflecting a decrease in the automobile-related business. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 6.8 percent in 2020 from 2019.

The increase in net premiums earned in 2020 from 2019 primarily reflects the impact of higher gross premiums written in recent quarters and, to a lesser extent, the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 6.8 percent in 2020 from 2019.

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

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$756.8	$695.6	$670.9	8.8%	3.7%
Current year catastrophe losses	450.7	293.2	481.8	53.7%	(39.1%)
Prior years	(76.9)	(46.2)	(84.9)	66.5%	(45.6%)
Total net loss and LAE	$1,130.6	$942.6	$1,067.8	19.9%	(11.7%)

Loss ratio:
Current year (excluding catastrophe losses)	54.9%	54.3%	57.0%
Current year catastrophe losses	32.7%	22.9%	40.9%
Prior years	(5.6%)	(3.6%)	(7.2%)
Total net loss and LAE	82.0%	73.6%	90.7%

Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,271.0	$2,160.7	$1,964.4	5.1%	10.0%
Current year catastrophe losses	115.3	7.4	18.3	1,458.1%	(59.6%)
Prior years	(130.0)	(149.6)	(181.2)	(13.1%)	(17.4%)
Total net loss and LAE	$2,256.3	$2,018.5	$1,801.5	11.8%	12.0%

Loss ratio:
Current year (excluding catastrophe losses)	69.6%	70.9%	71.1%
Current year catastrophe losses	3.5%	0.2%	0.7%
Prior years	(4.0%)	(4.9%)	(6.6%)
Total net loss and LAE	69.1%	66.2%	65.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$3,027.8	$2,856.3	$2,635.3	6.0%	8.4%
Current year catastrophe losses	566.0	300.6	500.1	88.3%	(39.9%)
Prior years	(206.9)	(195.8)	(266.1)	5.7%	(26.4%)
Total net loss and LAE	$3,386.9	$2,961.1	$2,869.3	14.4%	3.2%

Loss ratio:
Current year (excluding catastrophe losses)	65.2%	66.0%	66.9%
Current year catastrophe losses	12.2%	6.9%	12.7%
Prior years	(4.5%)	(4.5%)	(6.8%)
Total net loss and LAE	72.9%	68.4%	72.8%

Property. The increase in net loss and LAE in 2020 from 2019 primarily reflects significant catastrophe losses and, to a lesser extent, the impact of higher net premiums earned, partially offset by higher favorable prior accident year loss reserve development.

Catastrophe losses in 2020 include $286.4 million of Pandemic-related catastrophe losses, as discussed above, as well as $59.9 million related to Hurricane Laura, $21.6 million related to Hurricane Sally and $19.0 million related to earthquakes in Puerto Rico. Weather-related catastrophe losses in 2020 also include $63.8 million of losses from: (i) typhoons and flooding in Asia; (ii) a derecho in August 2020, which caused widespread property and crop damage, primarily in Iowa; (iii) a hailstorm in Alberta, Canada; (iv) Hurricane Delta; (v) Hurricane Eta; and (vi) Hurricane Zeta. Catastrophe losses in 2019 include $164.6 million related to Typhoon Hagibis, $86.9 million related to Typhoon Faxai, $22.3 million related to civil unrest in Chile, $10.3 million related to Hurricane Dorian and $9.1 million related to other catastrophes.

The decrease in net loss and LAE in 2019 from 2018 primarily reflects significantly lower catastrophe losses. Catastrophe losses in 2019 are as discussed above. Catastrophe losses in 2018 include $163.2 million related to Typhoon Jebi, $160.6 million related to wildfires in California, $76.7 million related to Hurricane Michael, $31.9 million related to Hurricane Florence, $29.7 million related to Typhoon Trami and $19.7 million related to several severe weather events in East Asia.

Net loss and LAE in 2020, 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2020		2019		2018
	($ in millions)
Catastrophe events	$(43.3)	(1)	$(6.8)	(2)	$(20.2)	(3)
Non-catastrophe	(33.6)	(4)	(39.4)	(5)	(64.7)	(6)
Total	$(76.9)		$(46.2)		$(84.9)

(1)

Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and wildfires in California in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and Typhoon Faxai in the 2019 accident year.

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

The favorable prior accident year loss reserve development in 2020, 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2020.

Casualty & other. The increase in net loss and LAE in 2020 from 2019 primarily reflects higher catastrophe losses and, to a lesser extent, the impact of higher net premiums earned. Pandemic-related catastrophe losses total $105.4 million in 2020. Catastrophe losses also include $3.7 million from Hurricane Laura, $1.1 million from Hurricane Sally and $5.1 million from other catastrophes. In 2019, catastrophe losses include $3.6 million related to Typhoon Hagibis, $2.9 million related to Hurricane Dorian and $0.9 million related to other catastrophes. Catastrophe losses in 2019 generally related to the marine and nontraditional lines of business.

The increase in net loss and LAE in 2019 from 2018 primarily reflects the impact of higher net premiums earned and, to a lesser extent, less favorable prior accident year loss reserve development, partially offset by lower casualty-related catastrophe losses. Catastrophe losses in 2019 are as discussed above. Catastrophe losses in 2018 include $4.6 million related to Hurricane Florence, $3.4 million related to Hurricane Michael, $3.1 million related to wildfires in California and $4.0 million related to Typhoon Jebi.

Net loss and LAE in 2020, 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2020		2019		2018
	($ in millions)
Malpractice Treaties(1)	$—		$(1.4)		$(3.4)
Catastrophe events	(5.9)		(4.4)		(6.7)
Other	(124.1)	(2)	(143.8)	(3)	(171.1)	(4)
Total	$(130.0)		$(149.6)		$(181.2)

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

(2)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2014 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 to 2018 accident years.

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

The favorable prior accident year loss reserve development in 2020, 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2020 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2020.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$424.2	$424.2	$384.9	(—%)	10.2%

Expense ratio	30.7%	33.1%	32.7%

Casualty & other
Commissions, brokerage and other underwriting expenses	$1,000.8	$982.6	$897.4	1.9%	9.5%

Expense ratio	30.7%	32.2%	32.5%

Total
Commissions, brokerage and other underwriting expenses	$1,425.0	$1,406.8	$1,282.3	1.3%	9.7%

Expense ratio	30.7%	32.5%	32.6%

Property. Commissions, brokerage and other underwriting expenses in 2020 approximated those from 2019, primarily reflecting lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs offset by the impact of higher net premiums earned, as discussed above. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, higher overall commission rates due primarily to a change in the mix of business and higher overhead expenses.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned and, to a lesser extent, higher overhead costs, partially offset by lower overall commission rates due primarily to a change in the mix of business.

Reinsurance Segment: Underwriting profit. The following table presents our underwriting (loss) profit for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Property
Underwriting loss	$(175.1)	$(86.7)	$(275.4)	102.0%	(68.5%)

Combined ratio	112.7%	106.7%	123.4%

Casualty & other
Underwriting profit	$7.9	$45.8	$62.8	(82.8%)	(27.1%)

Combined ratio	99.8%	98.4%	97.7%

Total
Underwriting (loss)	$(167.2)	$(40.9)	$(212.6)	308.8%	(80.8%)

Combined ratio	103.6%	100.9%	105.4%
Property. The increase in underwriting loss in 2020 from 2019 primarily reflects significantly higher catastrophe losses, which include losses related to the Pandemic, as discussed above. The decrease in underwriting loss in 2019 from 2018 primarily reflects lower catastrophe losses, as discussed above.

Casualty & other. The decrease in underwriting profit in 2020 from 2019 primarily reflects casualty-related Pandemic catastrophe losses, as discussed above. The decrease in underwriting profit in 2019 from 2018 primarily reflects less favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of this Form 10-K.

The following tables present the underwriting results of the insurance segment:

Year Ended December 31, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,714.4	$411.3	$2,125.7
Net premiums written	1,124.8	374.6	1,499.4

Net premiums earned	1,008.8	346.7	1,355.5
Net loss and LAE:
Current year (excluding catastrophe losses)	520.8	209.8	730.6
Current year catastrophe losses	230.4	5.1	235.5
Prior years	(12.8)	(1.1)	(13.9)
Total net loss and LAE	738.4	213.8	952.2
Commissions, brokerage and other underwriting expenses	226.1	138.7	364.8
Underwriting profit (loss)(1)	$44.3	$(5.8)	$38.5

Loss ratio(2):
Current year (excluding catastrophe losses)	51.7%	60.5%	53.9%
Current year catastrophe losses	22.8%	1.5%	17.4%
Prior years	(1.3%)	(0.3%)	(1.0%)
Total net loss and LAE	73.2%	61.7%	70.3%
Expense ratio(3)	22.4%	40.0%	26.9%
Combined ratio(4)	95.6%	101.7%	97.2%

Year Ended December 31, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,366.6	$371.8	$1,738.4
Net premiums written	912.0	344.7	1,256.7

Net premiums earned	824.2	326.9	1,151.1
Net loss and LAE:
Current year (excluding catastrophe losses)	425.2	189.9	615.1
Current year catastrophe losses	96.0	3.1	99.1
Prior years	(17.5)	28.6	11.1
Total net loss and LAE	503.7	221.6	725.3
Commissions, brokerage and other underwriting expenses	219.2	132.7	351.9
Underwriting profit (loss)(1)	$101.3	$(27.4)	$73.9

Loss ratio(2):
Current year (excluding catastrophe losses)	51.6%	58.2%	53.4%
Current year catastrophe losses	11.6%	0.9%	8.6%
Prior years	(2.1%)	8.7%	1.0%
Total net loss and LAE	61.1%	67.8%	63.0%
Expense ratio(3)	26.6%	40.6%	30.6%
Combined ratio(4)	87.7%	108.4%	93.6%

Year Ended December 31, 2018	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,142.0	$328.8	$1,470.8
Net premiums written	773.3	306.0	1,079.3

Net premiums earned	747.3	289.9	1,037.2
Net loss and LAE:
Current year (excluding catastrophe losses)	395.0	161.4	556.4
Current year catastrophe losses	154.9	2.7	157.6
Prior years	(58.7)	(4.2)	(62.9)
Total net loss and LAE	491.2	159.9	651.1
Commissions, brokerage and other underwriting expenses	211.9	123.1	335.0
Underwriting profit(1)	$44.2	$6.9	$51.1

Loss ratio(2):
Current year (excluding catastrophe losses)	52.9%	55.7%	53.6%
Current year catastrophe losses	20.7%	0.9%	15.3%
Prior years	(7.9%)	(1.4%)	(6.1%)
Total net loss and LAE	65.7%	55.2%	62.8%
Expense ratio(3)	28.4%	42.5%	32.3%
Combined ratio(4)	94.1%	97.7%	95.1%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$1,714.4	$1,366.6	$1,142.0	25.5%	19.7%
Net premiums written	1,124.8	912.0	773.3	23.3%	17.9%
Net premiums earned	1,008.8	824.2	747.3	22.4%	10.3%

CapSpecialty
Premiums written:
Gross premiums written	$411.3	$371.8	$328.8	10.6%	13.1%
Net premiums written	374.6	344.7	306.0	8.7%	12.6%
Net premiums earned	346.7	326.9	289.9	6.1%	12.8%

Total
Premiums written:
Gross premiums written	$2,125.7	$1,738.4	$1,470.8	22.3%	18.2%
Net premiums written	1,499.4	1,256.7	1,079.3	19.3%	16.4%
Net premiums earned	1,355.5	1,151.1	1,037.2	17.8%	11.0%

RSUI. The increase in gross premiums written in 2020 from 2019 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, directors’ and officers’ liability and umbrella/excess lines of business. The increase in gross premiums written in 2019 from 2018 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property lines of business and, to a lesser extent, the directors’ and officers’ liability lines of business.

The increases in net premiums earned in 2020 from 2019 and in 2019 from 2018 primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in 2020 from 2019 primarily reflects growth in the professional liability and healthcare lines of business due to increases in business opportunities and higher rates, CapSpecialty’s expanded product offerings and the impact of CapSpecialty’s purchases of certain renewal rights in September 2019 and May 2020, partially offset by a curtailment of certain unprofitable broker relationships.

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

The increases in net premiums earned in 2020 from 2019 and in 2019 from 2018 primarily reflect increases in gross premiums written.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$520.8	$425.2	$395.0	22.5%	7.6%
Current year catastrophe losses	230.4	96.0	154.9	140.0%	(38.0%)
Prior years	(12.8)	(17.5)	(58.7)	(26.9%)	(70.2%)
Total net loss and LAE	$738.4	$503.7	$491.2	46.6%	2.5%

Loss ratio:
Current year (excluding catastrophe losses)	51.7%	51.6%	52.9%
Current year catastrophe losses	22.8%	11.6%	20.7%
Prior years	(1.3%)	(2.1%)	(7.9%)
Total net loss and LAE	73.2%	61.1%	65.7%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$209.8	$189.9	$161.4	10.5%	17.7%
Current year catastrophe losses	5.1	3.1	2.7	64.5%	14.8%
Prior years	(1.1)	28.6	(4.2)	(103.8%)	(781.0%)
Total net loss and LAE	$213.8	$221.6	$159.9	(3.5%)	38.6%

Loss ratio:
Current year (excluding catastrophe losses)	60.5%	58.2%	55.7%
Current year catastrophe losses	1.5%	0.9%	0.9%
Prior years	(0.3%)	8.7%	(1.4%)
Total net loss and LAE	61.7%	67.8%	55.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$730.6	$615.1	$556.4	18.8%	10.5%
Current year catastrophe losses	235.5	99.1	157.6	137.6%	(37.1%)
Prior years	(13.9)	11.1	(62.9)	(225.2%)	(117.6%)
Total net loss and LAE	$952.2	$725.3	$651.1	31.3%	11.4%

Loss ratio:
Current year (excluding catastrophe losses)	53.9%	53.4%	53.6%
Current year catastrophe losses	17.4%	8.6%	15.3%
Prior years	(1.0%)	1.0%	(6.1%)
Total net loss and LAE	70.3%	63.0%	62.8%

RSUI. The increase in net loss and LAE in 2020 from 2019 primarily reflects higher catastrophe losses and the impact of higher net premiums earned. The increase in net loss and LAE in 2019 from 2018 primarily reflects lower favorable prior accident year loss reserve development and the impact of higher net premiums earned, partially offset by lower catastrophe losses.

Catastrophe losses in 2020 include $69.9 million from Hurricane Sally, $50.6 million from Hurricane Laura and $20.3 million of Pandemic losses, which primarily relate to business interruption and related estimated legal expenses. Catastrophe losses in 2020 also include losses from severe weather and flooding in the Southeastern U.S. in the spring of 2020, which included a tornado in Tennessee, as well as Hurricane Zeta and Hurricane Delta in October 2020. Catastrophe losses in 2019 primarily consist of severe weather and flooding in the Midwestern and Southwestern U.S. and, to a lesser extent, typhoons in Japan. Catastrophe losses in 2018 include $55.1 million related to Hurricane Michael, $33.8 million from Hurricane Florence and $17.4 million related to wildfires in California, as well as losses related to flooding and severe weather in the Northeastern U.S. and California and typhoons in Japan.

Net loss and LAE in 2020, 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2020		2019		2018
	($ in millions)
Casualty	$1.8	(1)	$(16.3)	(2)	$(27.8)	(3)
Property and other	(14.6)	(4)	(1.2)	(5)	(30.9)	(6)
Total	$(12.8)		$(17.5)		$(58.7)

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

(4)

Primarily reflects favorable prior accident year loss reserve development related to U.S. catastrophe losses in the 2018 accident year and, to a lesser extent, favorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in the 2019 and 2018 accident years.

(5)

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

The favorable prior accident year loss reserve development in 2020, 2019 and 2018 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2020 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2020.

CapSpecialty. The decrease in net loss and LAE in 2020 from 2019 primarily reflects substantial unfavorable prior accident year loss reserve development in 2019, partially offset by the impact of higher net premiums earned, higher current accident year losses and $3.1 million of Pandemic-related catastrophe losses. The increase in net loss and LAE in 2019 from 2018 primarily reflects unfavorable prior accident year loss reserve development in 2019, compared with favorable prior accident year loss reserve development in 2018, the impact of higher net premiums earned and, to a lesser extent, an increase in initial loss estimates in the current accident year.

Net loss and LAE in 2020, 2019 and 2018 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2020		2019		2018
	($ in millions)
Ongoing lines of business	$(2.0)	(1)	$26.1	(2)	$(4.2)	(3)
Terminated Program(4)	0.9		3.0		—
Asbestos-related illness and environmental impairment liability	—		(0.5)		—
Total	$(1.1)		$28.6		$(4.2)

(1)	Primarily reflects favorable prior accident year development related to the surety lines of business from recent accident years.
(2)	Primarily reflects unfavorable prior accident loss reserve development related to the professional liability and other casualty lines of business in the 2015 through 2018 accident years.
(3)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.
(4)

Represents certain specialty lines of business written through a program administrator in connection with a terminated program in the 2010 and 2009 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

The favorable prior accident year loss reserve development in 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2020 did not impact the assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2020.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$226.1	$219.2	$211.9	3.1%	3.4%

Expense ratio	22.4%	26.6%	28.4%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$138.7	$132.7	$123.1	4.5%	7.8%

Expense ratio	40.0%	40.6%	42.5%

Total
Commissions, brokerage and other underwriting expenses	$364.8	$351.9	$335.0	3.7%	5.0%

Expense ratio	26.9%	30.6%	32.3%

RSUI. The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates and a Pandemic-driven reduction in travel and entertainment costs. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, partially offset by slightly lower overall commission rates due primarily to a change in the mix of business.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflect the impact of higher net premiums earned, higher overall commission rates and investments in technology. The increase in commissions, brokerage and other underwriting expenses in 2019 from 2018 primarily reflects the impact of higher net premiums earned, partially offset by one-time acquisition expenses incurred in 2018 from CapSpecialty’s purchase of certain renewal rights associated with a small environmental liability block of business and lower short-term incentive compensation expense accruals.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
RSUI
Underwriting profit	$44.3	$101.3	$44.2	(56.3%)	129.2%

Combined ratio	95.6%	87.7%	94.1%

CapSpecialty
Underwriting (loss) profit	$(5.8)	$(27.4)	$6.9	(78.8%)	(497.1%)

Combined ratio	101.7%	108.4%	97.7%

Total
Underwriting profit	$38.5	$73.9	$51.1	(47.9%)	44.6%

Combined ratio	97.2%	93.6%	95.1%

RSUI. The decrease in underwriting profit in 2020 from 2019 primarily reflects higher catastrophe losses, as discussed above. The increase in underwriting profit in 2019 from 2018 primarily reflects lower catastrophe losses and the impact of higher net premiums earned, partially offset by lower favorable prior accident year loss reserve development, all as discussed above.

CapSpecialty. The decrease in underwriting loss in 2020 from 2019 primarily reflects substantial unfavorable prior accident year loss reserve development in 2019, partially offset by higher current accident year losses, Pandemic-related losses and higher commissions, brokerage and other underwriting expenses, all as discussed above. The underwriting loss in 2019 compared with the underwriting profit in 2018 primarily reflects unfavorable prior accident year loss reserve development in 2019, compared with favorable prior accident year loss reserve development in 2018, as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Year Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	($ in millions)
Net investment income	$465.7	$533.2	$480.9	(12.7%)	10.9%
Change in the fair value of equity securities	(55.8)	705.8	(184.2)	(107.9%)	(483.2%)
Net realized capital gains	37.1	6.0	31.6	518.3%	(81.0%)
Change in allowance for credit losses on available for sale securities	(8.0)	(19.7)	(1.3)	(59.4%)	1,415.4%

Net Investment Income. The decrease in net investment income in 2020 from 2019 primarily reflects lower interest income and, to a lesser extent, lower dividend income. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities. Lower dividend income reflects reductions in our equity security portfolio during most of 2020.

The increase in net investment income in 2019 from 2018 primarily reflects higher interest income, partially offset by lower dividend income.  The increase in interest income and the decrease in dividend income primarily relate to a reallocation of a significant portion of our investment portfolio from equity securities to debt securities in the first quarter of 2019.

Change in the fair value of equity securities. The change in the fair value of equity securities in 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions in the spring of 2020, net of a subsequent appreciation on a smaller portfolio from the improved conditions. The change in the fair value of equity securities in 2019 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the technology, industrial and financial sectors. The change in the fair value of equity securities in 2018 reflects depreciation in the value of our equity securities portfolio, primarily from our holdings in the energy, consumer, communications and materials sectors, partially offset by appreciation in the value of our equity holdings in the information technology sector.

Net Realized Capital Gains. The increase in net realized gains in 2020 from 2019 primarily reflects higher realized gains from the sale of our debt securities and the $38.4 million decline in value of the Put Option in 2019.

Net realized capital gains in 2019 primarily reflect gains on the sale of debt securities, partially offset by the $38.4 million decline in value of the Put Option in 2019.  Net realized capital gains in 2018 primarily reflect a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares into Ares common units in 2018, partially offset by losses on the sale of debt securities.

Change in allowance for credit losses on available for sale securities. The change in allowance for credit losses on AFS securities in 2020 reflects $8.0 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost in the spring of 2020, net of a subsequent reduction of the allowance for credit losses on AFS securities arising from the improved bond market conditions and bond sales later in 2020.

The change in allowance for credit losses on AFS securities in 2019 reflects $19.7 million of unrealized losses on debt securities, primarily in the energy sector, primarily due to the deterioration of creditworthiness of the issuers. In addition, certain foreign bonds were impaired due to a significant decline in fair value.

The change in allowance for credit losses on AFS securities in 2018 reflects $1.3 million of unrealized losses on debt securities, primarily in the energy and industrial sectors, primarily due to the deterioration of creditworthiness of the issuers.

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the year ended December 31, 2020.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and Wilbert beginning April 1, 2020; (ii) non-industrial operations conducted through IPS, Jazwares and Concord beginning October 1, 2018 (the date on which Alleghany Capital acquired approximately 85 percent of the equity thereof); and (iii) corporate operations at the Alleghany Capital level, which include certain hotel development projects. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert were included in our consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting and was included in other assets.

The following tables present the results of the Alleghany Capital segment for 2020, 2019 and 2018:

Year Ended December 31, 2020	Industrial	Non-industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$1,220.9	$1,256.5	$0.1	$2,477.5
Net investment income	1.9	—	—	1.9
Net realized capital gains	4.3	(0.1)	31.3	35.5
Total revenues	$1,227.1	$1,256.4	$31.4	$2,514.9
Other operating expenses(1)	1,145.7	1,151.7	12.6	2,310.0
Amortization of intangible assets	15.4	28.0	—	43.4
Interest expense	8.7	7.2	(0.4)	15.5
Earnings before income taxes	$57.3	$69.5	$19.2	$146.0

Earnings before income taxes	$57.3	$69.5	$19.2	$146.0
Less: net realized capital gains	(4.3)	0.1	(31.3)	(35.5)
Add: amortization of intangible assets	15.4	28.0	—	43.4
Adjusted earnings (losses) before income taxes(2)	$68.4	$97.6	$(12.1)	$153.9

Year Ended December 31, 2019	Industrial	Non-industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$1,105.6	$1,183.7	$—	$2,289.3
Net investment income	6.1	(0.2)	0.4	6.3
Net realized capital gains	1.3	(0.3)	—	1.0
Total revenues	$1,113.0	$1,183.2	$0.4	$2,296.6
Other operating expenses(1)	1,038.0	1,076.4	18.5	2,132.9
Amortization of intangible assets	12.5	20.0	—	32.5
Interest expense	11.6	8.1	0.4	20.1
Earnings (losses) before income taxes	$50.9	$78.7	$(18.5)	$111.1

Earnings (losses) before income taxes	$50.9	$78.7	$(18.5)	$111.1
Less: net realized capital gains	(1.3)	0.3	—	(1.0)
Add: amortization of intangible assets	12.5	20.0	—	32.5
Adjusted earnings (losses) before income taxes(2)	$62.1	$99.0	$(18.5)	$142.6

Year Ended December 31, 2018	Industrial	Non-industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$917.1	$657.5	$—	$1,574.6
Net investment income	4.7	0.1	—	4.8
Net realized capital gains	1.2	(0.3)	—	0.9
Total revenues	$923.0	$657.3	$—	$1,580.3
Other operating expenses(1)	880.8	595.0	9.8	1,485.6
Amortization of intangible assets	9.8	14.6	—	24.4
Interest expense	7.4	2.9	0.2	10.5
Earnings (losses) before income taxes	$25.0	$44.8	$(10.0)	$59.8

Earnings (losses) before income taxes	$25.0	$44.8	$(10.0)	$59.8
Less: net realized capital gains	(1.2)	0.3	—	(0.9)
Add: amortization of intangible assets	9.8	14.6	—	24.4
Adjusted earnings (losses) before income taxes(2)	$33.6	$59.7	$(10.0)	$83.3

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $5.0 million, $4.1 million and $7.7 million for 2020, 2019 and 2018, respectively.

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

The changes in Alleghany Capital’s equity for 2020, 2019 and 2018 are presented in the table below:

	Industrial	Non-industrial	Corp. & other	Total(1)
	($ in millions)
Equity as of December 31, 2017	$363.6	$331.3	$(7.7)	$687.2
Earnings (losses) before income taxes	25.0	44.8	(10.0)	59.8
Income taxes(1)	(1.7)	(2.2)	(6.7)	(10.6)
Net earnings attributable to noncontrolling interests(2)	(3.2)	(11.9)	—	(15.1)
Capital contributions (returns of capital) and other(3)	78.8	81.3	(19.8)	140.3
Equity as of December 31, 2018	462.5	443.3	(44.2)	861.6
Earnings (losses) before income taxes	50.9	78.7	(18.5)	111.1
Income taxes(1)	(2.8)	(4.0)	(18.0)	(24.8)
Net earnings attributable to noncontrolling interests(2)	(7.7)	(24.7)	—	(32.4)
Capital contributions (returns of capital) and other(3)	20.4	(82.7)	47.7	(14.6)
Equity as of December 31, 2019	523.3	410.6	(33.0)	900.9
Earnings before income taxes	57.3	69.5	19.2	146.0
Income taxes(1)	(7.2)	(3.3)	(12.1)	(22.6)
Net earnings attributable to noncontrolling interests(2)	(5.9)	(19.2)	—	(25.1)
Capital contributions (returns of capital) and other(3)	62.0	25.1	22.8	109.9
Equity as of December 31, 2020	$629.5	$482.7	$(3.1)	$1,109.1

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for 2020 was ($11.4) million and ($14.6) million, respectively, for 2019 was ($10.5) million and ($16.5) million, respectively, and for 2018 was ($5.3) million and ($9.4) million, respectively.

(2)

During 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares – 24 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

(3)

For 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares for its acquisition of Kelly Toy that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital for its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020. For 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer. For 2018, capital contributions primarily reflect funding provided by Alleghany to Alleghany Capital for the acquisition of Concord and funding provided by Alleghany Capital for the acquisition of Hirschfeld by W&W|AFCO Steel.

Noninsurance revenue. The increase in noninsurance revenue in 2020 from 2019 reflects higher industrial and non-industrial operations revenues. The increase in industrial noninsurance revenue in 2020 primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above, as well as Wilbert’s revenue growth, partially offset by Pandemic-related project delays and customer site closures at W&W|AFCO Steel during 2020 and slower orders for industrial capital equipment and services at Kentucky Trailer.

The increase in non-industrial noninsurance revenue reflects higher sales at Jazwares, partially offset by lower noninsurance revenue at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy, and IPS, due to Pandemic-related project delays and customer site closures. The increase in Jazwares primarily reflects the impact of acquisitions of Kelly Toy in April 2020 and WCT in October 2019, partially offset by the acquisition of a major new video game license in the fourth quarter of 2018, which positively impacted sales in 2019 and Pandemic-related temporary shelter in place orders, disruptions to shipping schedules and store closures in 2020.

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

Net investment income. The decrease in net investment income in 2020 from 2019 primarily reflect a cessation of equity income from Wilbert upon Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above. The increase in net investment income in 2019 from 2018 primarily reflects Alleghany Capital’s earnings from its investment in Wilbert, due to higher earnings at Wilbert.

Net realized capital gains.  Net realized capital gains in 2020 include: (i) $15.0 million on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord; (ii) a $16.3 million gain on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to its estimated fair value; and (iii) a $5.0 million gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The increase in other operating expenses in 2020 from 2019 primarily reflects an increase in costs related to higher revenues in industrial and non-industrial operations, as described above, and the cost of Pandemic-related safety measures undertaken in 2020. To a lesser extent, the increase in other operating expenses in 2020 reflected an increase in finders’ fees, legal and accounting costs and other transaction-related expenses, partially offset by lower incentive compensation accruals in Alleghany Capital’s corporate operations.

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

Other operating expenses in 2020, 2019 and 2018 also reflect finders’ fees, legal and accounting costs and other transaction-related expenses, primarily related to Alleghany Capital’s April 1, 2020 acquisition of an additional approximately 55 percent of Wilbert it previously did not own, Jazwares’ acquisition of Kelly Toy in April 2020 and WCT in October 2019, the acquisition by PCT of a consumable cutting tool manufacturer in June 2019, the acquisitions by Kentucky Trailer of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, Alleghany Capital’s acquisition of Concord in 2018 and W&W|AFCO Steel’s acquisition of Hirschfeld in 2018. Finders’ fees, legal and accounting costs and other transaction-related expenses were $5.0 million, $4.1 million and $7.7 million for 2020, 2019 and 2018, respectively.

Amortization of intangible assets. The increase in amortization expense in 2020 from 2019 primarily reflects recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above. The increase in amortization expense in 2019 from 2018 primarily reflects the Concord acquisition, Kentucky Trailer’s acquisition of two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, PCT’s acquisition of a consumable cutting tool manufacturer in June 2019, Jazwares’ acquisition of WCT in October 2019 and IPS’s acquisition in May 2019.

Interest expense. The decrease in interest expense in 2020 from 2019 primarily reflects the impact of lower overall interest rates on floating-rate borrowings, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above, and Jazwares acquisition of Kelly Toy. The increase in interest expense in 2019 from 2018 primarily reflects borrowings at Concord (primarily used to finance Alleghany Capital’s acquisition of Concord), increases in debt related to the acquisition of WCT, as well as increased borrowings at other Alleghany Capital subsidiaries to support working capital needs and fund acquisitions made during 2018 and 2019.

Earnings (losses) before income taxes. The increase in earnings before income taxes in 2020 from 2019 primarily reflects net realized capital gains and lower incentive compensation accruals in Alleghany Capital’s corporate operations and, to a lesser extent, an increase in industrial earnings before income taxes, partially offset by a decrease in non-industrial earnings before income taxes. Higher industrial earnings before income taxes in 2020 primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results and revenue growth, as discussed above and, to a lesser extent, higher margins at W&W|AFCO Steel, partially offset by the impact of lower sales and margins at Kentucky Trailer.

The decrease in non-industrial earnings before income taxes reflects the Pandemic-related impact on revenue and margins at Concord, partially offset by the impact of higher sales at Jazwares, all as discussed above.

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

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. The following table presents the results for corporate activities:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Net premiums earned	$—	$—	$—
Net investment income	23.3	10.7	14.8
Change in the fair value of equity securities	(54.7)	3.9	(44.8)
Net realized capital gains	(69.5)	(13.5)	(35.7)
Change in allowance for credit losses on available for sale securities	—	—	—
Noninsurance revenue	8.7	12.5	47.4
Total revenues	(92.2)	13.6	(18.3)

Net loss and loss adjustment expenses	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—
Other operating expenses	15.7	27.3	33.9
Corporate administration	48.9	70.7	17.6
Amortization of intangible assets	—	—	—
Interest expense	45.7	52.8	53.1
(Losses) before income taxes	$(202.5)	$(137.2)	$(122.9)

Net investment income. The increase in net investment income in 2020 from 2019 primarily reflects higher partnership income. The decrease in net investment income in 2019 from 2018 primarily reflects lower dividend income resulting from a portfolio reallocation (as further described below) and, to a lesser extent, lower partnership income, partially offset by higher interest income.

Change in the fair value of equity securities. The change in the fair value of equity securities in 2020 reflects depreciation in the value of equity securities at the Alleghany parent company-level, primarily in the materials sector, and a significant depreciation due primarily to the impact of the Pandemic, as discussed above. In the first quarter of 2019, a substantial portion of our investment portfolio at the Alleghany parent company-level was reallocated from equity securities to debt securities. The change in the fair value of equity securities in 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector, prior to this reallocation. The change in the fair value of equity securities in 2018 reflects depreciation of the equity securities held at the Alleghany parent company-level, primarily from holdings in the energy sector.

Net realized capital losses. The net realized capital losses in 2020 primarily reflect $76.0 million from the write-down of SORC oil field assets. In the first half of 2020, SORC’s oil field assets were written down to estimated fair value, which primarily reflected a significant decline in oil prices, less costs to sell. In the second half of 2020, SORC’s oil field assets were sold at values that approximated their reduced carrying values. SORC was sold on December 31, 2020.

The net realized capital losses in 2020 also include a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on this early redemption. Net realized capital losses in 2019 primarily reflects a $13.6 million loss from the December 2019 sale of a privately held investment accounted for under the equity method. Net realized capital losses in 2018 primarily reflect a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets arising from a decline in energy prices as of December 31, 2018.

Noninsurance revenue. The decrease in noninsurance revenue in 2020 from 2019 primarily reflects lower energy sales at SORC, due to a significant decline in oil prices and the impact of the sale of SORC’s oil field assets in the second half of 2020, partially offset by higher property sales at Alleghany Properties. The decrease in noninsurance revenue in 2019 from 2018 primarily reflects lower property sales at Alleghany Properties. Noninsurance revenue in 2018 includes the sale in September 2018 of 68 acres of land located in Sacramento, California for approximately $20 million.

Other operating expenses. The decrease in other operating expenses in 2020 from 2019 primarily reflect reduced costs at SORC, which were due primarily to the impact of the sale of SORC’s oil field assets in the second half of 2020. The decrease in other operating expenses in 2019 from 2018 primarily reflects reduced costs at SORC and Alleghany Properties.

Corporate administration. The decrease in corporate administration expense in 2020 from 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impact of depreciation of Alleghany stock price and lower consolidated net earnings attributable to Alleghany stockholders, as discussed below.  The decrease was partially offset by the $13.6 million pre-tax impact of the termination and December 2020 payout of the Alleghany parent-level executive retirement plan (see Note 15(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail).

The increase in corporate administration expense in 2019 from 2018 reflects higher Alleghany parent company long-term incentive compensation accruals due primarily to the impact of appreciation in the value of our consolidated debt and equity securities portfolios in 2019, compared with depreciation in 2018 and Alleghany stock price appreciation.

Interest expense. The decrease in interest expense in 2020 from 2019 primarily reflects the impact of the early redemption of certain senior notes on January 15, 2020, partially offset by the issuance of certain other senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information. The slight variance in interest expense in 2019 from 2018 primarily reflects changes in crediting rates on deferred compensation at the Alleghany parent company.

Losses before income taxes. The increase in losses before income taxes in 2020 reflects significant realized capital losses, primarily from the write-down of SORC oil field assets, and significant depreciation in the value of the equity securities held at the Alleghany parent company-level, partially offset by the impact of lower corporate administration expense and higher net investment income, all as discussed above. The increase in losses before income taxes in 2019 from 2018 primarily reflects higher corporate administration expense and lower property sales at Alleghany Properties, partially offset by appreciation in the value of the equity securities held at the Alleghany parent company-level compared with depreciation in 2018, all as discussed above.

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

	As of December 31, 2020			As of December 31, 2019			As of December 31, 2018
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,086.0	$(480.0)	$1,606.0	$1,965.5	$(604.3)	$1,361.2	$2,102.5	$(701.8)	$1,400.7
Casualty & other(1)	7,728.0	(350.7)	7,377.3	7,358.3	(303.2)	7,055.1	7,339.7	(261.9)	7,077.8
	9,814.0	(830.7)	8,983.3	9,323.8	(907.5)	8,416.3	9,442.2	(963.7)	8,478.5
Insurance Segment
Property	585.6	(222.1)	363.5	409.0	(142.2)	266.8	509.5	(187.1)	322.4
Casualty(2)	2,441.4	(640.1)	1,801.3	2,075.3	(537.3)	1,538.0	2,181.6	(700.3)	1,481.3
Workers' Compensation	2.3	—	2.3	2.3	—	2.3	2.5	—	2.5
All other(3)	197.6	(81.1)	116.5	183.7	(62.6)	121.1	181.3	(73.1)	108.2
	3,226.9	(943.3)	2,283.6	2,670.3	(742.1)	1,928.2	2,874.9	(960.5)	1,914.4
Eliminations	(70.3)	70.3	—	(65.7)	65.7	—	(66.8)	66.8	—
Total	$12,970.6	$(1,703.7)	$11,266.9	$11,928.4	$(1,583.9)	$10,344.5	$12,250.3	$(1,857.4)	$10,392.9

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

Changes in Gross and Net Loss and LAE Reserves between December 31, 2020 and December 31, 2019. Gross and net loss and LAE reserves as of December 31, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in 2020, partially offset by payments on catastrophe losses incurred primarily in 2017, 2018 and 2019 and favorable prior accident year loss reserve development, all as discussed above. The 2020 catastrophe losses, net of reinsurance, include $415.2 million related to the Pandemic, $114.2 million related to Hurricane Laura and $92.6 million related to Hurricane Sally and $19.1 million related to earthquakes in Puerto Rico.

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

As of December 31, 2020, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,781.1 million, consisting of $1,703.7 million of ceded outstanding loss and LAE and $85.3 million of recoverables on paid losses, less $7.9 million of an allowance for credit losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

We believe our most critical accounting estimates are those with respect to the liability for unpaid loss and LAE reserves, fair value measurements of certain financial assets, change in allowance for credit losses on available for sale securities, goodwill and other intangible assets and reinsurance premium revenues, as they require management’s most significant exercise of judgment on both a quantitative and qualitative basis. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations and cash flows would be affected, possibly materially.

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

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2020; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs, changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiaries. The length of the loss reporting lag affects their ability to accurately predict loss frequency, which are more predictable for lines with short reporting lags, as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table presents the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2020:

	Frequency
Severity	1.0%	5.0%	10.0%
	($ in millions)
1%	$91.7	$275.9	$506.1
5%	275.9	467.4	706.8
10%	506.1	706.8	957.6

Our net reserves for loss and LAE of $11.3 billion as of December 31, 2020 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the others. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. We adjusted our prior year loss and LAE reserve estimates during 2020, 2019 and 2018 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. See Note 6(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a table presenting the favorable and unfavorable prior accident year loss reserve development for 2020, 2019 and 2018.

Asbestos-Related Illness and Environmental Impairment Reserves. Loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2020. See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 60 and 61 of this Form 10-K for additional information on loss and LAE reserves related to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated, third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 49, 50, 65 and 66 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

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

Change in Allowance for Credit Losses on Available for Sale Securities

The determination of the allowance for credit losses on AFS securities requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term business prospects and all the relevant facts and circumstances.

We hold our debt securities as AFS and as such, these securities are recorded at fair value. Credit losses for AFS securities are recorded through an allowance for credit losses. Changes in the allowance for credit losses are recorded for (or as a reversal of) credit losses on AFS securities. A portion of such decline in fair value related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

We continually monitor the difference between amortized cost and the estimated fair value of our debt investments. The analysis of a security’s decline in value is performed in its functional currency. Debt securities in an unrealized loss position are evaluated for credit losses if they meet any of the following criteria: (i) they are trading at a discount of at least 20 percent to amortized cost and have a credit rating below investment grade or are not rated; (ii) there has been a negative credit or news event with respect to the issuer that could indicate the existence of a credit loss; or (iii) we intend to sell, or it is more likely than not that we will sell, the debt security before recovery of its amortized cost basis.

If we intend to sell, or it is more likely than not that we will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as a credit loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, we will consider a debt security to be impaired when we believe it to be probable that we will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position as of the end of each quarter, we develop a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate that we will not recover the full amount of its amortized cost basis in the debt security, we record a credit loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the total loss recognized in earnings is the non-credit related portion, which is recorded as a component of other comprehensive income.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary of ours may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair values of our operating subsidiary with its respective carrying amount including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating the fair value of an operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary.

Our consolidated balance sheet as of December 31, 2020 includes goodwill of $614.2 million related primarily to Jazwares, Wilbert, Concord, Kentucky Trailer, PCT, W&W|AFCO Steel and IPS, and intangible assets, net of amortization, of $787.5 million related primarily to Jazwares, W&W|AFCO Steel, Wilbert, TransRe, Concord, IPS, PCT and Kentucky Trailer. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2020, we held total marketable securities and cash of $1,123.7 million, compared with $1,283.3 million as of December 31, 2019. The decrease in marketable securities and cash in 2020 primarily reflects redemption of certain senior notes, a special dividend paid in the first quarter of 2020 and the repurchase of shares of our common stock, as discussed below, as well as contributions to Alleghany Capital to fund the acquisitions of Wilbert and acquisitions made by Jazwares and PCT, partially offset by the issuance of the 2030 Senior Notes, as discussed below, and the receipt of dividends from TransRe and RSUI. The $1,123.7 million is composed of $713.6 million at the Alleghany parent company, $332.0 million at AIHL and $78.1 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2020.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.8 billion as of December 31, 2020, and as of December 31, 2019, whereby increases from net earnings attributable to Alleghany stockholders, as discussed above, as well appreciation in the value of our debt securities portfolio were offset by a special dividend and repurchases of our common stock, all as discussed below. As of December 31, 2020, we had 14,041,180 shares of our common stock outstanding, compared with 14,364,628 shares of our common stock outstanding as of December 31, 2019.

Debt. On May 18, 2020, we completed a public offering of $500.0 million aggregate principal of our 3.625% senior notes due on May 15, 2030, or the “2030 Senior Notes.” The 2030 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2030 Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The terms of the 2030 Senior Notes permit redemption prior to maturity. The indenture under which the 2030 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL, TransRe, or RSUI. The 2030 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $494.8 million, and an effective yield of approximately 3.64 percent. Approximately $4.6 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2030 Senior Notes.

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

On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020, or the “2020 Senior Notes.” The terms of the 2020 Senior Notes permitted redemption prior to their maturity. The 2020 Senior Notes were issued at approximately 99.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $298.9 million and an effective yield of approximately 5.67 percent.

On January 15, 2020, we redeemed the 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early redemption of the 2020 Senior Notes, we recorded a realized loss, before tax, of $7.1 million in 2020.

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of common stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from inception through December 31, 2020.

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

Dividends from Subsidiaries. See Note 10(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information on dividend restrictions and dividends received from our subsidiaries.

Common Stock Repurchases. In November 2015, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In June 2018, our Board of Directors authorized, upon the completion of the program authorized in 2015, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of December 31, 2020, we had $432.4 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased	333,393	215,091	822,849
Cost of shares repurchased (in millions)	$194.8	$144.4	$491.6
Average price per share repurchased	$584.18	$671.44	$597.48

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

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2020, we made aggregate capital contributions of $126.1 million to Alleghany Capital to: (i) fund a portion of PCT’s acquisition of a manufacturer of high-performance carbide end mills in March 2020 for $20.1 million; (ii) fund a portion of Jazwares’s acquisition of Kelly Toy that closed on April 1, 2020 for $59.7 million; and (iii) fund a portion of its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020 for $46.3 million.  In addition, in 2020, we contributed $3.1 million to SORC for purposes of its operations prior to its December 31, 2020 sale.

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

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. The following table presents certain long-term aggregate contractual obligations and credit-related financial commitments as of December 31, 2020:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 3 Years
	($ in millions)
Loss and LAE	$12,970.6	$3,807.3	$4,075.8	$2,053.6	$3,033.9
Senior notes(1) and other debt and related interest	3,184.5	106.8	910.6	264.2	1,902.9
Operating lease obligations	344.0	48.5	74.1	61.6	159.8
Investments(2)	42.6	10.5	16.1	16.0	—
Other long-term liabilities(3)	400.7	126.5	150.1	41.3	82.8
Total	$16,942.4	$4,099.6	$5,226.7	$2,436.7	$5,179.4

(1)

“Senior Notes” refers to: (i) the Alleghany Senior Notes, consisting of the 2022 Senior Notes, the 2030 Senior Notes and the 2044 Senior Notes; and (ii) TransRe’s 8.00% senior notes due on November 30, 2039. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes and other debt.

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

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 4(i) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Pillar Investments as of December 31, 2020.

See Note 12(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for further information regarding variable interest entities.

Investments in Commercial Mortgage Loans. As of December 31, 2020 and 2019, the carrying value of our commercial mortgage loan portfolio was $670.2 million and $686.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 4(j) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the ratings of our commercial mortgage portfolio as of December 31, 2020.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2020.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $556.9 million as of December 31, 2020, which is generally used to support working capital needs and to help finance acquisitions. The $556.9 million included:

•

$253.1 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its acquisition of WCT in October 2019 and its acquisition of Kelly Toy in April 2020;

•	$98.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans (including borrowings incurred and assumed from its acquisition of Hirschfeld in February 2018);
•	$72.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$64.1 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$36.5 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and
•

$32.1 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33.2 million of intercompany floating-rate debt funded by the Alleghany parent company.  The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments.  In 2020, Alleghany Capital invested $0.8 million in certain hotel development projects.  The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of December 31, 2020, we guaranteed up to $5.3 million of debt of these entities to certain third party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term, risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2020 and 2019 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2020. See Note 4(f) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the ratings of our debt securities portfolio as of December 31, 2020.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal.  Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of December 31, 2020 and 2019, our debt securities portfolio had an effective duration of approximately 4.3 years and 4.2 years, respectively. The increase in duration during the 2020 primarily reflects the significant decline in risk-free interest rates, which was partially offset by the passage of time. As of December 31, 2020, approximately $4.2 billion, or 27 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of December 31, 2020 our invested assets increased to approximately $20.2 billion from approximately $18.9 billion as of December 31, 2019, primarily reflecting appreciation in the value of our debt securities portfolio and net proceeds from the issuance of our 2030 Senior Notes, partially offset by the early redemption of our 2020 Senior Notes, the special dividend payment, repurchases of shares of our common stock and depreciation in the value of our equity securities portfolio, all as discussed above. The appreciation in the value of our debt securities portfolio reflects a decrease in risk-free interest rates in 2020.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$19,051.9	$19,051.9	$17,632.3	$17,632.3

Liabilities
Senior Notes and other debt(2)	$2,135.9	$2,468.7	$1,751.1	$1,962.7

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

See Note 3 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2020 and 2019.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2020, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$—	$—	$2.7	$8.4	$117.9	$64.2	$43.1	$—	$236.3	$16.1	$252.4
Texas	13.5	—	0.1	10.3	6.9	23.9	88.6	1.9	145.2	80.6	225.8
California	6.3	39.7	2.3	7.1	1.3	10.8	54.8	—	122.3	72.0	194.3
Massachusetts	16.4	5.8	11.0	—	40.4	1.3	21.9	0.3	97.1	67.3	164.4
Pennsylvania	6.4	0.9	11.7	—	—	33.0	8.5	32.0	92.5	40.6	133.1
Washington	—	—	1.9	—	3.3	10.9	42.7	2.4	61.2	58.5	119.7
Ohio	35.8	1.2	3.0	1.2	2.3	0.3	11.9	9.8	65.5	32.7	98.2
Florida	—	0.3	3.8	—	19.4	43.9	8.8	9.9	86.1	11.4	97.5
Michigan	4.3	12.9	3.6	10.2	13.0	—	—	4.9	48.9	18.6	67.5
South Carolina	—	—	—	2.2	2.3	—	5.2	43.0	52.7	12.6	65.3
All other states	104.3	57.1	38.9	61.5	92.7	69.3	171.9	80.2	675.9	216.2	892.1
Total	$187.0	$117.9	$79.0	$100.9	$299.5	$257.6	$457.4	$184.4	$1,683.7	$626.6	2,310.3
Total advanced refunded / escrowed maturity funds											346.5
Total municipal bonds											$2,656.8

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

Potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” PMLs may be expressed as Occurrence Exceedance Probability, or “OEP,” which reflect losses that may occur in any single event due to the defined peril in the indicated region, or as Aggregate Exceedance Probability, or “AEP,” which reflect losses from multiple events that may occur in any given year. The following is an overview of such modeled OEP PMLs from property, engineering, marine and energy exposures and the associated natural perils that we deem most significant based upon contracts in force at January 1, 2021 for TransRe and December 1, 2020 for RSUI. In addition to the single zone PMLs, we have added a “U.S. wind” PML to our disclosures which reflects our occurrence PML for the entire U.S. Modeled results also reflect losses arising from certain of our invested assets that have specific catastrophe exposures. The estimated amounts of these modeled losses are presented for both a 100-year return period (having a likelihood of being exceeded in any single year of 1.0 percent) and a 250-year return period (having a likelihood of being exceeded in any single year of 0.4 percent).  These modeled losses are presented in two ways: (i) gross catastrophe losses; and (ii) after-tax net catastrophe costs (that is, gross losses, net of reinsurance, net reinstatement premiums and taxes). The reduction for reinsurance assumes that all reinsurers fulfill their obligations in accordance with contract terms. Given the uncertainty of the frequency, severity and location of catastrophe events, we may experience losses significantly larger than the estimated PMLs in any given year.

100 Year Return Period
($ in billions)

Japan, Wind
$0.2
$0.4
Europe, Wind
$0.2
$0.5
Japan, Earthquake
$0.2
$0.5
Northeast U.S., Wind
$0.4
$0.9
Gulf Coast, Wind
$0.4
$1.0
California, Earthquake
$0.4
$1.1
Florida, Wind
$0.5
$1.4
US, Wind
$0.6
$2.2
$0.0
$0.5
$1.0
$1.5
$2.0
$2.5
Net Loss (after tax)
Gross Loss (before tax)

250 Year Return Period
($ in billions)
Japan, Wind
$0.2
$0.4
Europe, Wind
$0.3
$0.7
Japan, Earthquake
$0.3
$0.7
Northeast U.S., Wind
$0.6
$1.8
Gulf Coast, Wind
$0.5
$1.7
California, Earthquake
$0.5
$1.8
Florida, Wind
$0.5
$2.0
US, Wind
$0.7
$2.8
$0.0
$0.5
$1.0
$1.5
$2.0
$2.5
$3.0
Net Loss (after tax)
Gross Loss (before tax)

“Florida, Wind” and “Northeast U.S., Wind” have the highest modeled after-tax net catastrophe costs for a 100 and 250-year return period single zone occurrence, respectively. These costs would represent approximately 5 percent and 6 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2020, compared with approximately 7 percent and 8 percent, respectively, for the highest modeled after-tax net catastrophe costs for a 100 and 250-year return period single zone occurrence as of December 31, 2019. There is much uncertainty and imprecision in the compilation of these estimates. Moreover, the makeup of our in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by us. In addition, there could be possible scenarios that are not captured in our analysis. Additionally, other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company or a marine and/or aviation disaster, could also have a material adverse effect on our business and operating results.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of December 31, 2020 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2020 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	+100	+200	+300
	($ in millions)
Assets:
Debt securities, fair value	$17,887.9	$17,058.5	$16,290.1	$15,618.5	$14,939.1	$14,264.4	$13,622.5
Estimated change in fair value	2,269.4	1,440.0	671.6	—	(679.4)	(1,354.1)	(1,996.0)

Liabilities:
Senior Notes and other debt, fair value	$3,097.5	$2,854.8	$2,647.0	$2,468.7	$2,314.5	$2,180.3	$2,062.7
Estimated change in fair value	628.8	386.1	178.3	—	(154.2)	(288.4)	(406.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2020 on the estimated fair value of our equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2020
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$2,718.9	20% Increase	$3,262.7	4.9%
	20% Decrease	2,175.1	-4.9%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $370.1 million as of December 31, 2020.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of December 31, 2020, the largest foreign currency net liability exposure for these foreign operations was the Japanese Yen, and the largest foreign currency net asset exposure for these foreign operations was the Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of December 31, 2020 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2020
($ in millions)
Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(86.7)	(1)	20% Increase	$(104.0)	-0.2%
		20% Decrease	(69.4)	0.2%

(1)	Denotes a net liability position as of December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Reserves for Incurred But Not Reported (IBNR) Claims
Description of the Matter

At December 31, 2020, the Company’s reserves for loss and loss adjustment expenses (LAE) was $13.0 billion. As discussed in Note 1 of the financial statements, the reserves for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Reserves for loss and LAE include but are not limited to estimates for incurred but not reported (IBNR) claims based on past experience, modified for current trends, and industry data. The estimation of reserves for IBNR claims is inherently difficult and subjective, and is sensitive to significant assumptions, including the selection of actuarial methods, expected loss ratios, and reported and paid loss emergence patterns, which are affected by actuarial judgment.

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

New York, New York

February 23, 2021

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2020 – $2,051,996; 2019 – $1,625,256)	$2,718,902	$2,505,496
Debt securities (amortized cost: 2020 – $14,898,522; 2019 – $13,798,576; allowance for credit losses: 2020 – $2,579 )	15,618,470	14,211,745
Short-term investments	714,208	914,776
	19,051,580	17,632,017
Commercial mortgage loans	670,239	686,206
Other invested assets	465,153	573,605
Total investments	20,186,972	18,891,828
Cash	791,442	1,179,098
Accrued investment income	88,760	96,516
Premium balances receivable	1,145,341	948,010
Reinsurance recoverables	1,781,096	1,681,962
Ceded unearned premiums	311,898	248,153
Deferred acquisition costs	595,117	522,577
Property and equipment at cost, net of accumulated depreciation and amortization	267,872	205,397
Goodwill	614,163	523,021
Intangible assets, net of amortization	787,462	685,953
Current taxes receivable	3,189	4,081
Net deferred tax assets	—	5,860
Funds held under reinsurance agreements	794,453	755,515
Other assets	1,559,245	1,183,633
Total assets	$28,927,010	$26,931,604

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$12,970,626	$11,928,359
Unearned premiums	2,984,060	2,566,170
Senior Notes and other debt	2,135,946	1,751,113
Reinsurance payable	208,384	188,399
Net deferred tax liabilities	43,547	—
Other liabilities	1,594,918	1,516,076
Total liabilities	19,937,481	17,950,117
Redeemable noncontrolling interests	233,809	204,753
Common stock (shares authorized: 2020 and 2019 – 22,000,000; shares issued: 2020 and 2019 – 17,459,961)	17,460	17,460
Contributed capital	3,613,454	3,608,638
Accumulated other comprehensive income	452,402	171,350
Treasury stock, at cost (2020 – 3,418,781 shares; 2019 – 3,095,333 shares)	(1,645,930)	(1,455,877)
Retained earnings	6,318,334	6,435,163
Total stockholders’ equity attributable to Alleghany stockholders	8,755,720	8,776,734
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$28,927,010	$26,931,604

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	December 31,
	2020	2019	2018
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$6,000,161	$5,478,143	$4,976,190
Net investment income	490,856	550,241	500,534
Change in the fair value of equity securities	(110,459)	709,695	(228,994)
Net realized capital gains	3,098	(6,551)	(3,241)
Change in allowance for credit losses on available for sale securities	(8,029)	(19,660)	(1,328)
Noninsurance revenue	2,521,092	2,328,848	1,643,999
Total revenues	8,896,719	9,040,716	6,887,160

Costs and Expenses
Net loss and loss adjustment expenses	4,339,046	3,686,435	3,520,431
Commissions, brokerage and other underwriting expenses	1,789,820	1,758,698	1,617,333
Other operating expenses	2,429,262	2,263,326	1,579,309
Corporate administration	48,581	74,830	15,732
Amortization of intangible assets	44,241	33,834	24,039
Interest expense	88,152	99,957	90,724
Total costs and expenses	8,739,102	7,917,080	6,847,568

Earnings before income taxes	157,617	1,123,636	39,592
Income taxes	30,734	233,435	(15,062)
Net earnings	126,883	890,201	54,654
Net earnings attributable to noncontrolling interests	25,129	32,400	15,115
Net earnings attributable to Alleghany stockholders	$101,754	$857,801	$39,539

Net earnings	$126,883	$890,201	$54,654
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of $73,643, $107,115 and ($56,498) for 2020, 2019 and 2018, respectively	277,040	402,957	(212,539)
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($8,801), ($5,419) and $3,125 for 2020, 2019 and 2018, respectively	(33,108)	(20,384)	11,757
Change in unrealized currency translation adjustment, net of deferred taxes of $5,945, $780 and ($5,822) for 2020, 2019 and 2018, respectively	22,366	2,933	(21,902)
Retirement plans	14,754	(12,153)	3,071
Comprehensive income (loss)	407,935	1,263,554	(164,959)
Comprehensive income attributable to noncontrolling interests	25,129	32,400	15,115
Comprehensive income (loss) attributable to Alleghany stockholders	$382,806	$1,231,154	$(180,074)

Basic earnings per share attributable to Alleghany stockholders	$7.14	$59.44	$2.62
Diluted earnings per share attributable to Alleghany stockholders	7.04	59.39	2.62

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interests
	($ in thousands, except share amounts)
Balance as of December 31, 2017 (17,459,961 shares of common stock issued; 2,069,461 in treasury)	$17,460	$3,612,109	$618,118	$(824,906)	$5,091,282	$8,514,063	$106,530
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	(600,508)	—	600,508	—	—
Net earnings	—	—	—	—	39,539	39,539	15,115
Other comprehensive income (loss), net of tax:						0
Retirement plans	—	—	3,071	—	—	3,071	—
Change in unrealized appreciation of investments, net	—	—	(200,782)	—	—	(200,782)	—
Change in unrealized currency translation adjustment, net	—	—	(21,902)	—	—	(21,902)	—
Comprehensive income	—	—	(219,613)	—	39,539	(180,074)	15,115
Dividends paid	—	—	—	—	(153,967)	(153,967)	—
Treasury stock repurchase	—	—	—	(491,633)	—	(491,633)	—
Other, net	—	721	—	3,600	—	4,321	48,117
Balance as of December 31, 2018 (17,459,961 shares of common stock issued; 2,883,452 in treasury)	17,460	3,612,830	(202,003)	(1,312,939)	5,577,362	7,692,710	169,762
Add (deduct):
Net earnings	—	—	—	—	857,801	857,801	32,400
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(12,153)	—	—	(12,153)	—
Change in unrealized appreciation of investments, net	—	—	382,573	—	—	382,573	—
Change in unrealized currency translation adjustment, net	—	—	2,933	—	—	2,933	—
Comprehensive income	—	—	373,353	—	857,801	1,231,154	32,400
Treasury stock repurchase	—	—	—	(144,422)	—	(144,422)	—
Other, net	—	(4,192)	—	1,484	—	(2,708)	2,591
Balance as of December 31, 2019 (17,459,961 shares of common stock issued; 3,095,333 in treasury)	17,460	3,608,638	171,350	(1,455,877)	6,435,163	8,776,734	204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net earnings	—	—	—	—	101,754	101,754	25,129
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	14,754	—	—	14,754	—
Change in unrealized appreciation of investments, net	—	—	243,932	—	—	243,932	—
Change in unrealized currency translation adjustment, net	—	—	22,366	—	—	22,366	—
Comprehensive income	—	—	281,052	—	101,754	382,806	25,129
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(194,762)	—	(194,762)	—
Other, net	—	4,816	—	4,709	—	9,525	3,927
Balance as of December 31, 2020 (17,459,961 shares of common stock issued; 3,418,781 in treasury)	$17,460	$3,613,454	$452,402	$(1,645,930)	$6,318,334	$8,755,720	$233,809

See accompanying Notes to Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	($ in thousands)
Cash flows from operating activities
Net earnings	$126,883	$890,201	$54,654
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	160,002	119,513	127,374
Change in the fair value of equity securities	110,459	(709,695)	228,994
Net realized capital (gains) losses	(3,098)	6,551	3,241
Change in allowance for credit losses on available for sale securities	8,029	19,660	1,328
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(79,149)	259,048	(162,499)
(Increase) decrease in premium balances receivable	(197,331)	(105,368)	(45,296)
(Increase) decrease in ceded unearned premiums	(63,745)	(26,921)	(30,980)
(Increase) decrease in deferred acquisition costs	(72,540)	(58,031)	(11,200)
(Increase) decrease in funds held under reinsurance agreements	(38,938)	(11,458)	(38,015)
Increase (decrease) in unearned premiums	417,890	299,092	84,784
Increase (decrease) in loss and loss adjustment expenses	1,042,267	(321,935)	379,044
Change in unrealized foreign currency exchange rate losses (gains)	(99,134)	(18,033)	84,089
Other, net	(274,761)	371,781	(273,095)
Net adjustments	909,951	(175,796)	347,769
Net cash provided by (used in) operating activities	1,036,834	714,405	402,423
Cash flows from investing activities
Purchases of debt securities	(6,721,073)	(6,726,809)	(4,716,070)
Purchases of equity securities	(1,974,625)	(520,961)	(1,041,887)
Sales of debt securities	4,042,915	3,645,307	3,647,156
Maturities and redemptions of debt securities	1,664,285	1,166,841	1,526,060
Sales of equity securities	1,659,234	2,296,371	1,609,647
Net (purchases) sales of short-term investments	208,263	(21,564)	(316,366)
Net (purchases) sales and maturities of commercial mortgage loans	15,967	(9,674)	(18,168)
(Purchases) sales of property and equipment	(37,519)	(47,572)	(23,286)
Purchases of affiliates and subsidiaries, net of cash acquired	(128,921)	(218,260)	(235,176)
Other, net	(12,973)	(40,218)	(86,478)
Net cash provided by (used in) investing activities	(1,284,447)	(476,539)	345,432
Cash flows from financing activities
Repayment of senior notes	(307,095)	—	—
Treasury stock acquisitions	(194,762)	(144,422)	(491,633)
Proceeds from issuance of senior notes	499,335	—	—
Debt issue costs paid	(4,550)	—	—
Increase (decrease) in other debt	85,989	81,738	104,404
Cash dividends paid	(215,013)	—	(153,967)
Other, net	(27,912)	(40,530)	4,512
Net cash provided by (used in) financing activities	(164,008)	(103,214)	(536,684)
Effect of foreign exchange rate changes on cash	23,965	5,683	(10,783)
Net (decrease) increase in cash	(387,656)	140,335	200,388
Cash at beginning of period	1,179,098	1,038,763	838,375
Cash at end of period	$791,442	$1,179,098	$1,038,763

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$91,832	$97,016	$88,345
Income taxes paid (refund received)	90,828	61,786	33,677

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of non-financial businesses that are owned and supported through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

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

In addition, Alleghany owns certain other holding-company investments. Alleghany’s wholly-owned subsidiary, Alleghany Properties Holdings LLC (“Alleghany Properties”) owns and manages certain properties in the Sacramento, California region. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC. Prior to its December 31, 2020 sale, Stranded Oil Resources Corporation (“SORC”) was a wholly-owned subsidiary. Headquartered in Golden, Colorado, SORC is an exploration and production company focused on enhanced oil recovery.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During 2020, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares – 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent. Prior to April 1, 2019, the noncontrolling interests of PCT were approximately 11 percent. All noncontrolling interest holders of PCT have exercised their repurchase options and sold their ownership interests to PCT effective April 1, 2019.

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

AFS securities are recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect, for AFS securities are excluded from earnings and reflected in comprehensive income, and the cumulative effect is reported as a separate component of stockholders’ equity until realized. Credit losses for AFS securities are recorded through an allowance for credit losses. Changes in the allowance for credit losses are recorded for (or as a reversal of) credit losses on AFS securities. Credit losses on an AFS security cannot exceed the amount by which the fair value of the security is less than its amortized cost. Any portion of a decline in fair value related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

Commercial mortgage loans are carried at unpaid principal balance, less an allowance for credit losses. Credit losses for commercial mortgage loans are recorded through an allowance for credit losses. Estimates of expected credit losses are based on historical experience, current conditions and reasonable and supportable forecasts, and include an ongoing review of amounts outstanding, the creditworthiness of the borrower, value of the real estate collateral and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Subsequent reversals in credit loss estimates are recognized in earnings. Interest income on loans is accrued as earned.

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

Premium balances receivable are reported net of an allowance for credit losses. Estimates of expected credit losses are based on historical experience, current conditions and reasonable and supportable forecasts, and include an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Subsequent reversals are recognized in earnings.

(f) Reinsurance Ceded

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants. Reinsurance recoverables (including amounts related to incurred but not reported (“IBNR”) claims) and ceded unearned premiums are reported as assets. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverables is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Credit losses for reinsurance recoverables are recorded through an allowance for credit losses. Estimates of expected credit losses are based on historical experience, current conditions and reasonable and supportable forecasts. Amounts deemed to be uncollectible are written off against the allowance. Subsequent reversals in credit loss estimates are recognized in earnings.

Ceded premiums written are recorded in accordance with the applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts. This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached. Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and loss adjustment expenses (“LAE”) incurred over the applicable periods of the various reinsurance contracts with third-party reinsurers. If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair value of the operating subsidiary with its respective carrying amount including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating the fair value of an operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary.

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

(p) Noninsurance Revenue and Other Operating Expenses

Noninsurance revenues relate primarily to manufactured products and services sold by Alleghany Capital’s subsidiaries.  Manufactured products primarily include fabricated steel, toys, trailers, machine tools and funeral products. Services primarily include facility design, construction management, technical services and hotel management and development. Noninsurance revenues and related operating expenses arising from the sale of manufactured goods and services are generally recognized as the transfer of goods and services to customers takes place. Payment terms for products and services vary by the type of product or service offered. Noninsurance revenues reflect the payment or payments that are expected to be received from the customers for those goods and services. Other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include: (i) advertising and marketing costs; and (ii) finders’ fees, legal and accounting costs and other transaction-related expenses, all of which are recognized as incurred.

Noninsurance revenues and related operating expenses from manufactured products are generally recognized at the time title transfers to the customer, which typically occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement. For certain products, partial payment in the form of a deposit is required before the products are delivered to the customer and such deposits are recorded as a component of other liabilities. For certain manufactured products, customers are provided one or more of the following programs: (i) sales incentives; (ii) support for customer promotions; and (iii) allowances for returns or defective merchandise. Estimates for the cost of these programs are recorded as revenue adjustments that reduce revenue in the period the related sale is recognized.

Noninsurance revenues and related operating expenses from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract. Service revenues related to uncompleted facility construction projects are further recognized as the work progresses, which involve estimates of costs needed to complete the facilities, among other things. The cumulative impact of revisions in total cost estimates are reflected in the period in which these changes become known, including, to the extent required, the increase or reversal of profit recognized in prior periods. External factors, such as weather, changes in customer requirements and other factors outside of Alleghany’s control, may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of recognition of revenues and income. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

For certain customer contracts in the technical service and hotel management businesses, construction-related costs and recurring hotel operating expenses that Alleghany Capital subsidiaries control and oversee as a principal are incurred and recognized as other operating expenses, but are passed through to the customer and correspondingly recognized as noninsurance revenues.

Accounts receivable arising from noninsurance revenue are reported as a component of other assets and net of an allowance for credit losses. Such allowance reflects all expected credit losses over the remaining expected life of accounts receivable based on historical experience, current conditions and reasonable and supportable forecasts. In this regard, amounts outstanding, the current business environment, length of collection periods, the creditworthiness of the customer and other relevant factors are reviewed and considered on an ongoing basis. Amounts deemed to be uncollectible are written off against the allowance. Subsequent reversals in credit loss estimates are permitted and are recognized in earnings.

(q) Reclassification

Certain prior year amounts have been reclassified to conform to the 2020 presentation of the financial statements.

(r) Recent Accounting Standards

Recently Adopted - 2018

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

Recently Adopted - 2019

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

As of January 1, 2020, Alleghany increased its allowances for credit losses on certain financial assets accounted for at cost or amortized cost by $4.5 million and recorded an after-tax cumulative effect reduction in opening retained earnings of $3.6 million.  The increase in allowances for credit losses primarily relates to reinsurance recoverables and commercial mortgage loans. See Note 5 for further information on Alleghany’s reinsurance recoverables and Note 4(j) for further information on Alleghany’s investments in commercial mortgage loans.  The increase in allowances for credit losses also relates to premium balances receivable.  Estimates of expected credit losses for all of these assets are based on certain market-based indicators of credit quality, which are updated on an annual basis and re-assessed at least quarterly. Related credit loss expenses are recorded as a component of other operating expenses.

As of January 1, 2020, credit losses for Alleghany’s AFS securities are recorded through an allowance for credit losses on the consolidated balance sheets and as a change in allowance for credit losses on AFS securities in the consolidated statements of earnings and comprehensive income.  See Note 4(f) for further information on the credit quality for Alleghany’s AFS securities.

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

In August 2018, the FASB issued guidance that changes the financial statement disclosure requirements for measuring fair value. With respect to financial instruments classified as “Level 3” in the fair value disclosure hierarchy, the guidance requires certain additional disclosures for public companies related to amounts included in other comprehensive income and significant unobservable inputs used in the valuation, while removing disclosure requirements related to an entity’s overall valuation processes. The guidance also removes certain disclosure requirements related to transfers between financial instruments classified as “Level 1” and “Level 2” and provides clarification on certain other existing disclosure requirements. This guidance was effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted with respect to any eliminated or modified disclosures. Alleghany adopted this guidance in the first quarter of 2020 and the implementation did not impact its results of operations or financial condition. See Note 3 for further information on the fair value of Alleghany’s financial instruments.

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

2. Goodwill and Intangible Assets

The following table presents a rollforward of Alleghany’s goodwill and intangible assets by segment during 2020 and 2019:

	Goodwill				Intangible Assets
	Insurance Segment	Reinsurance Segment	Alleghany Capital Segment	Total	Insurance Segment	Reinsurance Segment	Alleghany Capital Segment	Total
	($ in millions)
Balance as of December 31, 2018	$49.0	$8.8	$397.3	$455.1	$68.6	$74.3	$410.2	$553.1
Acquired (1)	—	—	67.9	67.9	—	1.5	164.7	166.2
Amortization (2)	n/a	n/a	n/a	n/a	(1.4)	0.1	(32.5)	(33.8)
Other increase (decrease)	—	—	—	—	(1.8)	2.3	—	0.5
Balance as of December 31, 2019	49.0	8.8	465.2	523.0	65.4	78.2	542.4	686.0
Acquired (1)	—	—	92.1	92.1	—	—	147.0	147.0
Amortization (2)	n/a	n/a	n/a	n/a	(1.0)	0.2	(43.4)	(44.2)
Other increase (decrease)	(0.9)	—	—	(0.9)	(1.3)	—	—	(1.3)
Balance as of December 31, 2020	$48.1	$8.8	$557.3	$614.2	$63.1	$78.4	$646.0	$787.5

(1)	See description below for a summary of recent material acquisitions impacting goodwill and intangible assets.
(2)	See table below for additional information regarding amortization and useful lives by major class of intangible asset.

On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, for $121.3 million, consisting of $46.3 million in cash and $75.0 million of incremental debt. In connection with the acquisition, Alleghany recorded $62.9 million of goodwill, $21.5 million of finite-lived customer relationship intangible assets, $14.9 million of finite-lived license agreements intangible assets and $26.2 million of indefinite-lived trade name intangible assets. In connection with the acquisition accounting, Alleghany Capital recorded a $16.3 million gain on the remeasurement of its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”). See Note 4(e) for information on the Wilbert Remeasurement Gain.

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

•

Acquisitions made by Jazwares in April 2020 of a controlling interest in a plush toy manufacturer based in Los Angeles, California (“Kelly Toy”), as well as other, smaller acquisitions in 2016 and 2018;

•

Acquisitions made by PCT of a manufacturer of waterjet orifices and nozzles and a provider of related services in October 2016, a provider of high-performance solid carbide end mills in June 2019 and a manufacturer of high-performance carbide end mills in March 2020; and

•	An acquisition made by IPS in May 2019.

The following table presents the amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	($ in millions)
Insurance Segment(2) - Goodwill	$48.1	$—	$48.1	$49.0	$—	$49.0
Insurance Segment - Intangible assets:
Agency relationships	13.8	11.6	2.2	16.6	12.4	4.2
State insurance licenses	25.1	—	25.1	25.1	—	25.1
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	33.8	—	33.8	33.8	—
Renewal rights	24.9	24.6	0.3	25.1	24.5	0.6
Other	4.1	4.1	—	4.1	4.1	—
Total insurance segment intangibles	137.2	74.1	63.1	140.2	74.8	65.4
Total insurance segment goodwill and other intangibles	$185.3	$74.1	$111.2	$189.2	$74.8	$114.4

Reinsurance Segment(2) - Goodwill	$8.8	$—	$8.8	$8.8	$—	$8.8
Reinsurance Segment - Intangible assets:
Value of business in-force	291.4	291.4	—	291.4	291.4	—
Loss and LAE reserves	(98.8)	(88.6)	(10.2)	(98.8)	(85.7)	(13.1)
State and foreign insurance licenses	19.0	—	19.0	19.0	—	19.0
Trade name	50.0	—	50.0	50.0	—	50.0
Renewal rights	53.0	35.2	17.8	53.0	30.7	22.3
Leases	(25.8)	(23.7)	(2.1)	(25.8)	(21.6)	(4.2)
Other	15.1	11.2	3.9	15.1	10.9	4.2
Total reinsurance segment intangibles	303.9	225.5	78.4	303.9	225.7	78.2
Total reinsurance segment goodwill and other intangibles	$312.7	$225.5	$87.2	$312.7	$225.7	$87.0

Alleghany Capital(2)(3) - Goodwill	$557.3	$—	$557.3	$465.2	$—	$465.2
Alleghany Capital(3) - Intangible assets:
Trade name	218.2	2.7	215.5	171.8	0.6	171.2
License agreements	167.1	48.1	119.0	152.1	32.6	119.5
Customer relationships	357.8	72.4	285.4	296.4	47.5	248.9
Other	50.0	23.9	26.1	25.8	23.0	2.8
Total Alleghany Capital intangibles	793.1	147.1	646.0	646.1	103.7	542.4
Total Alleghany Capital goodwill and other intangibles	$1,350.4	$147.1	$1,203.3	$1,111.3	$103.7	$1,007.6

Alleghany consolidated:
Goodwill	$614.2	$—	$614.2	$523.0	$—	$523.0
Intangible assets	1,234.2	446.7	787.5	1,090.2	404.2	686.0
Goodwill and other intangibles assets	$1,848.4	$446.7	$1,401.7	$1,613.2	$404.2	$1,209.0

(1)	Goodwill and intangible assets have been reduced by amounts written-down in prior periods, as applicable.
(2)	See Note 13 for additional information on Alleghany’s segments of business.

(3)

Represents goodwill and other intangible assets related to the acquisition of: (i) Jazwares on April 15, 2016 and its subsequent acquisitions; (ii) W&W|AFCO Steel on April 28, 2017 and its subsequent acquisition; (iii) Concord on October 1, 2018; (iv) PCT on April 26, 2012 and its subsequent acquisitions; (v) IPS on October 31, 2015 and its subsequent acquisition; (vi) Kentucky Trailer on August 30, 2013 and its subsequent acquisitions; and (vii) Wilbert on April 1, 2020.  Balances as of December 31, 2020 also reflect the finalization of certain provisional estimates that existed as of December 31, 2019.

In most instances, trade names and state and foreign insurance licenses generally have an indefinite useful life. The economic useful lives of significant intangible assets are as follows: agency relationships — 15 years; brokerage and reinsurance relationships — 15 years; renewal rights — between 3 and 14 years; loss and LAE reserves — 15 years; leases — 10 years; license agreements — 8 years; and of customer relationships — between 5 and 10 years.

3. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$19,051.9	$19,051.9	$17,632.3	$17,632.3

Liabilities
Senior Notes and other debt(2)	$2,135.9	$2,468.7	$1,751.1	$1,962.7

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

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2020
Equity securities:
Common stock	$2,711.1	$3.5	$—	$2,714.6
Preferred stock	—	3.0	1.3	4.3
Total equity securities	2,711.1	6.5	1.3	2,718.9
Debt securities:
U.S. Government obligations	—	1,360.1	—	1,360.1
Municipal bonds	—	2,656.8	—	2,656.8
Foreign government obligations	—	879.5	—	879.5
U.S. corporate bonds	—	2,914.1	631.6	3,545.7
Foreign corporate bonds	—	1,133.6	189.5	1,323.1
Mortgage and asset-backed securities:
RMBS(1)	—	2,608.9	2.5	2,611.4
CMBS	—	884.5	5.8	890.3
Other asset-backed securities(2)	—	1,448.9	902.7	2,351.6
Total debt securities	—	13,886.4	1,732.1	15,618.5
Short-term investments	—	714.2	—	714.2
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,711.1	$14,607.1	$1,733.7	$19,051.9
Senior Notes and other debt	$—	$1,911.8	$556.9	$2,468.7

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2019
Equity securities:
Common stock	$2,498.1	$3.3	$—	$2,501.4
Preferred stock	—	2.1	2.0	4.1
Total equity securities	2,498.1	5.4	2.0	2,505.5
Debt securities:
U.S. Government obligations	—	1,215.0	—	1,215.0
Municipal bonds	—	2,307.9	—	2,307.9
Foreign government obligations	—	690.7	—	690.7
U.S. corporate bonds	—	2,754.0	605.0	3,359.0
Foreign corporate bonds	—	1,208.7	168.7	1,377.4
Mortgage and asset-backed securities:
RMBS(1)	—	1,838.5	1.9	1,840.4
CMBS	—	865.9	5.8	871.7
Other asset-backed securities(2)	—	1,692.9	856.7	2,549.6
Total debt securities	—	12,573.6	1,638.1	14,211.7
Short-term investments	—	914.8	—	914.8
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,498.1	$13,493.8	$1,640.4	$17,632.3
Senior Notes and other debt	$—	$1,595.6	$367.1	$1,962.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.

(2)	Includes $878.4 million and $834.2 million of collateralized loan obligations as of December 31, 2020 and 2019, respectively.
(3)	Includes partnership investments accounted for at fair value and excludes investments accounted for using the equity method.

In 2020, Alleghany transferred out of Level 3 $20.7 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during 2020, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets.  Of the $20.7 million of transfers, $14.5 million related to other asset-backed securities, with the remainder related to foreign corporate bonds. There were no transfers into of Level 3 in 2020.

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

The following tables present reconciliations of the changes during 2020 and 2019 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset - backed
Year Ended December 31, 2020	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.7)	(3.8)	0.1	—	—	(9.4)	—	(13.8)
Other comprehensive income (loss)	—	22.7	7.3	0.1	0.1	5.3	—	35.5
Purchases	—	56.4	32.0	0.9	—	196.4	—	285.7
Sales	—	(2.0)	(0.8)	—	—	(61.7)	—	(64.5)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(46.7)	(11.6)	(0.4)	(0.1)	(70.1)	—	(128.9)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(6.2)	—	—	(14.5)	—	(20.7)
Balance as of December 31, 2020	$1.3	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7

		Debt Securities
				Mortgage and asset - backed
Year Ended December 31, 2019	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2019	$5.4	$425.7	$126.9	$—	$—	$1,266.9	$0.7	$1,825.6
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(1.7)	(6.5)	(5.9)	—	—	(1.1)	(0.1)	(15.3)
Other comprehensive income (loss)	—	39.4	7.5	0.1	—	16.7	(0.3)	63.4
Purchases	0.3	184.8	42.7	1.8	6.0	82.3	0.1	318.0
Sales	—	—	(5.6)	—	—	(378.3)	(0.1)	(384.0)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(37.0)	(10.0)	—	—	(116.7)	—	(163.7)
Transfers into Level 3	—	1.3	14.7	—	—	5.8	—	21.8
Transfers out of Level 3	(2.0)	(2.7)	(1.6)	—	(0.2)	(18.9)	—	(25.4)
Balance as of December 31, 2019	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no credit losses recorded in net earnings related to Level 3 instruments still held as of December 31, 2020 and 2019.

With respect to changes in Level 3 liabilities during 2020, the increase in senior notes and other debt reflects the impact of Wilbert’s April 1, 2020 inclusion in Alleghany’s consolidated results, as discussed above and, to a lesser extent, increased borrowings at other Alleghany Capital subsidiaries due to greater working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of December 31, 2020 and December 31, 2019, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

4. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of December 31, 2020 and 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(2)	Fair Value
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$1,317.6	$44.0	$(1.5)	$—	$1,360.1
Municipal bonds	2,489.1	168.3	(0.6)	—	2,656.8
Foreign government obligations	846.6	33.4	(0.5)	—	879.5
U.S. corporate bonds	3,262.0	289.7	(3.5)	(2.5)	3,545.7
Foreign corporate bonds	1,268.3	55.6	(0.7)	(0.1)	1,323.1
Mortgage and asset-backed securities:
RMBS	2,533.6	78.3	(0.5)	—	2,611.4
CMBS	852.6	45.3	(7.6)	—	890.3
Other asset-backed securities(1)	2,328.7	47.6	(24.7)	—	2,351.6
Total debt securities	14,898.5	762.2	(39.6)	(2.6)	15,618.5
Short-term investments	714.2	—	—	—	714.2
Total investments	$15,612.7	$762.2	$(39.6)	$(2.6)	$16,332.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. Government obligations	$1,198.5	$19.3	$(2.8)	$1,215.0
Municipal bonds	2,190.5	118.7	(1.3)	2,307.9
Foreign government obligations	675.9	16.4	(1.6)	690.7
U.S. corporate bonds	3,206.2	155.1	(2.3)	3,359.0
Foreign corporate bonds	1,348.1	32.2	(2.9)	1,377.4
Mortgage and asset-backed securities:
RMBS	1,785.1	56.1	(0.8)	1,840.4
CMBS	849.9	23.2	(1.4)	871.7
Other asset-backed securities(1)	2,544.5	24.8	(19.7)	2,549.6
Total debt securities	13,798.7	445.8	(32.8)	14,211.7
Short-term investments	914.8	—	—	914.8
Total investments	$14,713.5	$445.8	$(32.8)	$15,126.5

(1)	Includes $878.4 million and $834.2 million of collateralized loan obligations as of December 31, 2020 and 2019, respectively.
(2)	See Note 1(r) for further information regarding Alleghany’s adoption of new credit loss accounting guidance.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2020. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of December 31, 2020
Short-term investments due in one year or less	$714.2	$714.2
Mortgage and asset-backed securities(1)	5,714.9	5,853.3
Debt securities with maturity dates:
One year or less	589.8	594.8
Over one through five years	3,457.8	3,605.7
Over five through ten years	2,826.5	3,042.4
Over ten years	2,309.5	2,522.3
Total debt securities	$14,898.5	$15,618.5

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Interest income	$443.1	$499.5	$420.8
Dividend income	28.0	37.9	78.5
Investment expenses	(28.6)	(28.9)	(31.5)
Partnerships and other investment results	48.4	41.7	32.7
Total	$490.9	$550.2	$500.5

As of December 31, 2020, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $1.7 billion in 2020, $2.3 billion in 2019 and $1.6 billion in 2018.

The following table presents changes in the fair value of equity securities for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Change in the fair value of equity securities sold during the period	$(147.4)	$59.1	$(175.6)
Change in the fair value of equity securities held at the end of the period	36.9	650.6	(53.4)
Change in the fair value of equity securities	$(110.5)	$709.7	$(229.0)

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $4.0 billion, $3.6 billion and $3.6 billion for 2020, 2019 and 2018, respectively.

Realized capital gains and losses for 2020, 2019 and 2018 primarily reflect the sale of debt securities, except as noted in the following table. The following table presents the amounts of gross realized capital gains and gross realized capital losses for 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	($ in millions)
Gross realized capital gains	$134.6	(1)	$62.4		$86.9	(4)
Gross realized capital losses	(131.5)	(2)	(68.9)	(3)	(90.1)	(5)
Net realized capital gains	$3.1		$(6.5)		$(3.2)

(1)

Gross realized capital gains in 2020 include (i) a $15.0 million realized gain on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord (the “Concord Settlement Gain”); (ii) a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”); and (iii) a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

(2)

Gross realized capital losses in 2020 include (i) impairment charges of $76.0 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale; and (ii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 8 for further information on this early redemption).

(3)

Gross realized capital losses in 2019 include $38.4 million from a derivative.  Specifically, on July 18, 2019, AIHL purchased an exchange-traded equity derivative index put option (the “Put Option”) for $38.4 million to hedge the downside equity market risk on approximately $1.0 billion of Alleghany’s equity portfolio. The Put Option did not qualify for hedge accounting. The Put Option expired worthless on December 31, 2019, and the resulting $38.4 million decline in value of the Put Option was recorded as a gross realized capital loss. Gross realized capital losses in 2019 also includes a $13.6 million loss from the December 2019 sale of a privately held investment accounted for under the equity method.

(4)

Gross realized capital gains in 2018 include a $45.7 million gain on AIHL’s conversion of its limited partnership interests in certain subsidiaries of Ares Management LLC (“Ares”) into Ares common units in 2018.

(5)

Gross realized capital losses in 2018 include a $35.4 million capital loss due to an impairment charge from the write-down of certain SORC assets arising from a decline in energy prices as of December 31, 2018.

Gross realized loss amounts exclude change in allowance for credit losses on AFS securities, as discussed below.

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

Change in allowance for credit losses on AFS securities in 2020 reflect $8.0 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs in the spring of 2020, net of a subsequent reduction of the allowance for credit losses on AFS securities in 2020 arising from the improved bond market conditions and bond sales later in 2020.

Change in allowance for credit losses on AFS securities in 2019 reflects $19.7 million of unrealized losses on debt securities, primarily related to the deterioration of creditworthiness of the issuers in the domestic energy sector and certain foreign bonds due to a significant decline in fair value.

Change in allowance for credit losses on AFS securities in 2018 reflects $1.3 million of unrealized losses on debt securities, primarily in the energy and industrial sectors, related to the deterioration of creditworthiness of the issuers.

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for 2020:

Year Ended December 31,
2020
($ in millions)
Allowance for Credit Losses
Beginning balance	$—
Beginning balance - cumulative effect of an accounting change	—
Provision for credit losses	8.0
Charge-offs	(5.4)
Recoveries	—
Balance as of December 31, 2020	$2.6

The gross unrealized investment losses for debt securities as of December 31, 2020 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of December 31, 2020 and 2019, was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of December 31, 2020.

The following table presents the ratings of Alleghany’s debt securities as of December 31, 2020:

	Ratings as of December 31, 2020
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$5.9	$1,354.2	$—	$—	$—	$1,360.1
Municipal bonds	225.9	1,869.6	467.5	86.4	7.4	2,656.8
Foreign government obligations	385.8	405.0	87.5	1.2	—	879.5
U.S. corporate bonds	8.7	137.3	1,473.1	1,553.8	372.8	3,545.7
Foreign corporate bonds	235.3	103.2	571.5	382.3	30.8	1,323.1
Mortgage and asset-backed securities:
RMBS	2.5	2,602.3	—	1.0	5.6	2,611.4
CMBS	279.4	408.4	200.0	2.5	—	890.3
Other asset-backed securities	924.0	647.6	376.3	386.6	17.1	2,351.6
Total debt securities	$2,067.5	$7,527.6	$3,175.9	$2,413.8	$433.7	$15,618.5
Percentage of debt securities	13.2%	48.2%	20.3%	15.5%	2.8%	100.0%

(1)

Consists of $158.6 million of securities rated BB / Ba, $191.8 million of securities rated B, $26.0 million of securities rated CCC, $0.5 million of securities rated CC, $4.5 million of securities rated below CC and $52.3 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2020 and 2019:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$255.9	$1.5	$—	$—	$255.9	$1.5
Municipal bonds	36.2	0.6	—	—	36.2	0.6
Foreign government obligations	132.8	0.5	—	—	132.8	0.5
U.S. corporate bonds	168.5	3.5	2.4	—	170.9	3.5
Foreign corporate bonds	36.4	0.2	19.5	0.5	55.9	0.7
Mortgage and asset-backed securities:
RMBS	152.6	0.5	0.4	—	153.0	0.5
CMBS	133.5	7.6	3.8	—	137.3	7.6
Other asset-backed securities	547.9	13.4	533.9	11.3	1,081.8	24.7
Total temporarily impaired securities	$1,463.8	$27.8	$560.0	$11.8	$2,023.8	$39.6

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2019
Debt securities:
U.S. Government obligations	$120.3	$2.0	$99.7	$0.8	$220.0	$2.8
Municipal bonds	90.2	1.3	4.3	—	94.5	1.3
Foreign government obligations	198.5	1.2	33.8	0.4	232.3	1.6
U.S. corporate bonds	113.8	1.6	27.6	0.7	141.4	2.3
Foreign corporate bonds	212.0	2.3	66.9	0.6	278.9	2.9
Mortgage and asset-backed securities:
RMBS	48.7	0.3	48.6	0.5	97.3	0.8
CMBS	126.8	1.4	1.2	—	128.0	1.4
Other asset-backed securities	422.9	2.7	715.9	17.0	1,138.8	19.7
Total temporarily impaired securities	$1,333.2	$12.8	$998.0	$20.0	$2,331.2	$32.8

As of December 31, 2020, Alleghany held a total of 506 debt securities that were in an unrealized loss position, of which 115 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities, U.S. corporate bonds and CMBS.

(h) Statutory Deposits

Investments with fair values of approximately $2.4 billion as of December 31, 2020, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(i) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of December 31, 2020 and 2019, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $173.3 million and $205.5 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(j) Investments in Commercial Mortgage Loans

As of December 31, 2020 and 2019, the carrying value of Alleghany’s commercial mortgage loan portfolio was $670.2 million and $686.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value of as December 31, 2020 and 2019. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of December 31, 2020, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of December 31, 2020.  Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of December 31, 2020, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for 2020:

Year Ended December 31,
2020
($ in millions)
Allowance for Credit Losses
Beginning balance	$—
Beginning balance - cumulative effect of an accounting change	0.8
Provision for credit losses	0.6
Charge-offs	—
Recoveries	—
Balance as of December 31, 2020	$1.4

5. Reinsurance Ceded

(a) Overview

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Alleghany’s reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated third-party reinsurers or on a collateralized basis. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, Alleghany’s reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. As such, funds, trust agreements and letters of credit are held to collateralize a portion of Alleghany’s reinsurance recoverables and Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and LAE liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of December 31, 2020 and 2019 are presented in the table below:

	As of December 31,
	2020	2019
	($ in millions)
Reinsurance recoverables on paid losses	$85.3	$98.1
Ceded outstanding loss and LAE	1,703.7	1,583.9
Reinsurance recoverables, before allowance for credit losses	1,789.0	1,682.0
Allowance for credit losses	(7.9)	—
Total	$1,781.1	$1,682.0

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2020:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$151.1	8.4%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	124.5	7.0%
RenaissanceRe Holdings Ltd	A+ (Superior)	119.2	6.7%
PartnerRe Ltd	A (Excellent)	113.1	6.3%
Fairfax Financial Holdings Ltd	A (Superior)	106.0	5.9%
Swiss Reinsurance Company	A+ (Superior)	98.6	5.5%
Third Point Reinsurance Group	A- (Excellent)	79.1	4.4%
W.R. Berkley Corporation	A+ (Superior)	73.1	4.1%
Chubb	A++ (Superior)	68.7	3.8%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	62.1	3.5%
All other reinsurers		793.5	44.4%
Total reinsurance recoverables, before allowance for credit losses(4)		1,789.0	100.0%
Allowance for credit losses		(7.9)
Total		$1,781.1
Secured reinsurance recoverables(3)		$632.1	35.5%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 71 percent of Alleghany’s reinsurance recoverables balance as of December 31, 2020 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for 2020:

Year Ended December 31,
2020
($ in millions)
Allowance for Credit Losses
Beginning balance	$—
Beginning balance - cumulative effect of an accounting change	3.3
Provision for credit losses	4.6
Charge-offs	—
Recoveries	—
Balance as of December 31, 2020	$7.9

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $562.7 million, $407.7 million and $628.2 million for 2020, 2019 and 2018, respectively.

(c) Premiums Written and Earned

The following table presents property and casualty premiums written and earned for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Gross premiums written – direct	$2,214.6	$1,800.3	$1,537.8
Gross premiums written – assumed	5,114.8	4,856.1	4,357.8
Ceded premiums written	(985.0)	(904.7)	(847.2)
Net premiums written	$6,344.4	$5,751.7	$5,048.4
Gross premiums earned – direct	$2,370.4	$2,114.1	$1,935.3
Gross premiums earned – assumed	4,582.9	4,268.8	3,881.4
Ceded premiums earned	(953.1)	(904.8)	(840.5)
Net premiums earned	$6,000.2	$5,478.1	$4,976.2

(d) Significant Reinsurance Contracts

Alleghany’s reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite or assume with multiple reinsurance programs. A summary of the more significant programs follows.

TransRe enters into various retrocession arrangements, including property catastrophe retrocession contracts, to manage the effects of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns, strengthen its market position and enhance capital efficiency. These include excess-of-loss and quota share treaties in both traditional rated and collateralized form as well as catastrophe bonds. TransRe’s retrocession protections generally have a one-year term and renewal dates occur throughout the year, with the majority renewing at January 1. The catastrophe bonds, however, have a four-year term, with maturities in 2022 and 2023.

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

(e) Significant AIHL Re Reinsurance Contracts

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

In connection with the December 31, 2017 sale of Pacific Compensation Corporation (“PacificComp”) by AIHL, AIHL Re provides adverse development reinsurance coverage to the acquirer on PacificComp’s pre-acquisition claims, subject to certain terms and conditions. AIHL Re’s obligation, which are guaranteed by Alleghany, are subject to an aggregate limit of $150.0 million and a final commutation and settlement as of December 31, 2024.

6. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Reserves as of January 1	$11,928.4	$12,250.3	$11,871.3
Less: reinsurance recoverables(1)	1,583.9	1,857.4	1,650.1
Net reserves as of January 1	10,344.5	10,392.9	10,221.2

Other adjustments	(4.0)	(2.3)	0.9

Incurred loss and LAE, net of reinsurance, related to:
Current year	4,559.9	3,871.1	3,849.4
Prior years	(220.8)	(184.7)	(329.0)
Total incurred loss and LAE, net of reinsurance	4,339.1	3,686.4	3,520.4

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	931.7	884.6	838.9
Prior years	2,571.8	2,839.9	2,419.0
Total paid loss and LAE, net of reinsurance	3,503.5	3,724.5	3,257.9

Foreign currency exchange rate effect	90.8	(8.0)	(91.7)

Net reserves as of December 31	11,266.9	10,344.5	10,392.9
Reinsurance recoverables as of December 31(1)	1,703.7	1,583.9	1,857.4
Reserves as of December 31	$12,970.6	$11,928.4	$12,250.3

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid loss and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of December 31, 2020 increased from December 31, 2019, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in 2020, partially offset by payments on catastrophe losses incurred primarily in 2017, 2018 and 2019 and favorable prior accident year loss reserve development. The 2020 catastrophe losses, net of reinsurance, include $415.2 million related to the COVID-19 global pandemic (the “Pandemic”), $114.2 million related to Hurricane Laura, $92.6 million related to Hurricane Sally and $19.1 million related to earthquakes in Puerto Rico.

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

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for 2020, 2019 and 2018:

	Year Ended December,
	2020		2019		2018
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events	$(43.3)	(1)	$(6.8)	(2)	$(20.2)	(3)
Non-catastrophe	(33.6)	(4)	(39.4)	(5)	(64.7)	(6)
Total	(76.9)		(46.2)		(84.9)
Casualty & other:
Malpractice Treaties(7)	—		(1.4)		(3.4)
Catastrophe events	(5.9)		(4.4)		(6.7)
Other	(124.1)	(8)	(143.8)	(9)	(171.1)	(10)
Total	(130.0)		(149.6)		(181.2)
Total Reinsurance Segment	(206.9)		(195.8)		(266.1)

Insurance Segment
RSUI:
Casualty	1.8	(11)	(16.3)	(12)	(27.8)	(13)
Property and other	(14.6)	(14)	(1.2)	(15)	(30.9)	(16)
Total	(12.8)		(17.5)		(58.7)
CapSpecialty:
Ongoing lines of business	(2.0)	(17)	26.1	(18)	(4.2)	(19)
Terminated Program(20)	0.9		3.0		—
Asbestos-related illness and environmental impairment liability	—		(0.5)		—
Total	(1.1)		28.6		(4.2)
Total incurred related to prior years	$(220.8)		$(184.7)		$(329.0)

(1)

Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and wildfires in California in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and Typhoon Faxai in the 2019 accident year.

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

(8)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2014 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 to 2018 accident years.

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

(14)

Primarily reflects favorable prior accident year loss reserve development related to U.S. catastrophe losses in the 2018 accident year and, to a lesser extent, favorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in the 2019 and 2018 accident years.

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

(17)	Primarily reflects favorable prior accident year development related to the surety lines of business from recent accident years.
(18)	Primarily reflects unfavorable prior accident loss reserve development related to the professional liability and other casualty lines of business in the 2015 through 2018 accident years.
(19)	Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in the 2016 and 2017 accident years.
(20)

Represents certain specialty lines of business written through a program administrator in connection with a terminated program in the 2010 and 2009 accident years and reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods for such business.

(c) Information on Incurred and Paid Loss and LAE Development

The following is information about incurred and paid loss and LAE development, net of reinsurance. The information for 2011 through 2019 is unaudited and is provided as supplementary information. Information is also included for the portion of unpaid loss and LAE, net of reinsurance recoverables, that relate to IBNR and, for the insurance segment, the cumulative number of reported insurance claims. For the reinsurance segment, reported insurance claim information is generally not received from the cedants, and such information is therefore impracticable to disclose.

Reinsurance Segment

Property

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2020
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR
	($ in millions)
2011	$1,351.2	$1,342.3	$1,269.4	$1,240.7	$1,235.2	$1,217.1	$1,210.9	$1,209.6	$1,207.7	$1,206.4	$—
2012		697.2	579.1	530.3	495.6	478.1	469.4	462.5	460.3	454.9	—
2013			501.2	470.6	444.6	422.1	406.8	403.6	398.1	394.7	0.7
2014				496.4	464.8	451.3	435.2	429.8	425.1	419.7	2.9
2015					368.8	332.0	320.6	306.3	301.9	297.9	4.2
2016						684.1	647.2	596.7	587.9	577.8	11.1
2017							1,174.6	1,179.5	1,148.3	1,127.7	31.9
2018								1,152.7	1,169.4	1,147.8	85.2
2019									988.7	981.5	132.9
2020										1,207.5	648.7
Total Incurred Loss and LAE for the 2011 through 2020 accident years										$7,815.9

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	($ in millions)
2011	$407.8	$796.4	$1,014.3	$1,129.2	$1,171.0	$1,187.2	$1,195.0	$1,199.7	$1,195.3	$1,197.0
2012		90.3	268.9	377.8	416.7	438.0	448.0	451.2	460.1	461.1
2013			113.1	277.4	361.0	389.8	396.7	399.7	401.4	403.0
2014				109.4	297.6	360.0	382.9	394.0	397.3	398.4
2015					96.0	217.7	278.3	303.1	307.6	308.8
2016						210.5	429.8	504.8	535.1	552.2
2017							324.5	818.5	977.9	1,023.0
2018								309.5	811.8	944.2
2019									265.1	645.5
2020										301.1
Cumulative Paid Loss and LAE for the 2011 through 2020 accident years										$6,234.3

Total incurred loss and LAE for the 2011 through 2020 accident years										$7,815.9
Cumulative paid loss and LAE for the 2011 through 2020 accident years										6,234.3
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2011										24.4
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2020										$1,606.0

 Reinsurance Segment

Casualty & other – Longer-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2020
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR
	($ in millions)
2011	$996.0	$1,009.6	$994.6	$974.6	$959.1	$949.9	$942.6	$925.5	$920.6	$904.4	$94.1
2012		877.5	877.5	875.9	860.8	833.1	829.8	832.4	826.4	819.7	94.4
2013			798.6	802.2	799.2	777.5	776.7	783.0	767.4	740.5	132.1
2014				801.8	791.1	794.3	793.9	790.3	784.8	771.7	160.3
2015					794.8	799.0	797.0	793.7	799.1	799.6	170.5
2016						776.7	776.8	787.4	807.8	842.2	181.1
2017							764.4	765.7	783.4	800.1	263.3
2018								727.3	741.6	752.5	393.1
2019									759.7	761.6	564.3
2020										978.1	867.0
Total Incurred Loss and LAE for the 2011 through 2020 accident years										$8,170.4

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	($ in millions)
2011	$29.6	$89.4	$206.4	$373.4	$501.8	$595.1	$663.0	$709.1	$748.2	$763.7
2012		46.9	106.8	201.1	316.6	435.7	521.3	587.0	624.4	648.7
2013			22.2	85.1	176.6	296.4	378.0	452.7	494.6	528.5
2014				29.8	107.5	229.6	342.9	444.7	522.7	580.6
2015					32.2	100.4	205.0	325.8	455.8	536.5
2016						34.8	121.8	242.9	370.0	491.1
2017							34.0	110.6	221.8	347.5
2018								33.0	104.6	206.7
2019									29.0	99.7
2020										47.2
Cumulative Paid Loss and LAE for the 2011 through 2020 accident years										$4,250.2

Total incurred loss and LAE for the 2011 through 2020 accident years										$8,170.4
Cumulative paid loss and LAE for the 2011 through 2020 accident years										4,250.2
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2011										840.0
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2020										$4,760.2

(1)	Represents the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; and medical malpractice.

Reinsurance Segment

Casualty & other – Shorter-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2020
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR
	($ in millions)
2011	$1,031.2	$1,023.6	$1,007.6	$992.8	$973.0	$963.7	$959.8	$976.0	$972.9	$966.4	$10.5
2012		1,022.3	1,059.9	1,056.8	1,005.5	983.9	958.9	948.4	941.4	933.9	12.4
2013			850.8	868.8	838.4	823.4	804.1	790.3	780.7	769.6	18.7
2014				850.4	833.0	808.8	784.3	772.4	755.0	752.5	30.9
2015					763.4	768.6	784.0	798.4	776.7	776.2	30.7
2016						1,118.0	1,124.4	1,111.6	1,100.3	1,092.6	41.9
2017							1,095.9	1,046.3	1,026.9	994.5	81.1
2018								1,255.4	1,266.1	1,270.7	148.9
2019									1,408.6	1,411.8	280.8
2020										1,408.2	799.3
Total Incurred Loss and LAE for the 2011 through 2020 accident years										$10,376.4

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	($ in millions)
2011	$376.5	$606.4	$752.7	$820.9	$858.8	$880.2	$894.5	$906.1	$915.1	$918.1
2012		354.8	614.5	740.0	792.7	828.3	846.5	860.2	871.4	876.1
2013			265.4	523.5	613.3	663.0	685.5	704.9	717.5	723.9
2014				251.2	421.1	523.3	572.9	604.6	627.8	636.8
2015					218.5	409.1	518.7	577.7	629.1	653.2
2016						367.2	685.6	828.7	921.3	973.8
2017							342.8	639.1	793.5	867.6
2018								397.9	774.4	952.2
2019									462.0	881.3
2020										418.0
Cumulative Paid Loss and LAE for the 2011 through 2020 accident years										$7,901.0

Total incurred loss and LAE for the 2011 through 2020 accident years										$10,376.4
Cumulative paid loss and LAE for the 2011 through 2020 accident years										7,901.0
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2011										141.7
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2020										$2,617.1

(1)	Primarily represents the following reinsurance lines of business: ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.

Insurance Segment

RSUI - Property

											As of December 31, 2020
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Reported Claims(1)
	($ in millions)
2011	$168.8	$162.0	$160.5	$159.9	$159.0	$159.3	$159.3	$159.9	$160.2	$160.2	$0.9	2,207
2012		270.9	262.5	258.6	256.1	235.1	236.1	235.5	228.3	228.4	1.1	2,312
2013			157.3	157.2	150.4	152.1	152.4	152.5	154.3	154.4	1.5	2,395
2014				170.7	166.2	155.9	153.7	153.8	153.6	153.4	1.4	3,091
2015					140.5	136.1	142.6	141.3	140.1	140.2	2.3	3,004
2016						181.4	170.5	172.9	173.9	175.3	3.1	3,367
2017							330.7	306.5	304.1	300.0	17.6	3,689
2018								259.9	265.7	256.7	28.3	3,033
2019									204.3	200.9	25.2	3,266
2020										357.2	77.7	3,750
Total Incurred Loss and LAE for the 2011 through 2020 accident years										$2,126.7

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	($ in millions)
2011	$61.0	$118.4	$144.0	$154.3	$156.1	$157.2	$157.6	$158.6	$158.8	$159.0
2012		62.0	157.5	181.9	193.5	202.4	216.2	216.7	219.2	219.4
2013			72.7	118.7	134.0	141.1	144.0	148.7	151.5	151.8
2014				93.2	133.8	145.0	148.8	150.3	151.3	151.6
2015					70.8	106.9	120.0	129.8	136.5	138.0
2016						72.0	127.1	147.1	161.2	167.3
2017							88.6	213.3	253.3	267.3
2018								62.3	175.1	202.9
2019									79.8	145.8
2020										118.8
Cumulative Paid Loss and LAE for the 2011 through 2020 accident years										$1,721.9

Total incurred loss and LAE for the 2011 through 2020 accident years										$2,126.7
Cumulative paid loss and LAE for the 2011 through 2020 accident years										1,721.9
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2011										3.7
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2020										$408.5

(1)	Represents claims reported by insured claimants.

Insurance Segment

RSUI - Casualty

											As of December 31, 2020
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Reported Claims(1)
	($ in millions)
2011	$205.9	$205.9	$208.3	$212.1	$211.6	$206.8	$202.0	$189.7	$184.9	$183.2	$10.9	7,565
2012		226.3	226.3	230.3	242.8	238.9	233.8	231.9	221.8	210.2	17.0	7,708
2013			264.8	264.8	277.6	280.1	279.0	273.5	269.6	261.4	33.6	8,759
2014				292.0	322.7	321.1	322.4	320.3	310.9	300.3	37.3	10,260
2015					300.2	300.2	304.2	302.2	291.4	289.8	67.3	9,455
2016						290.7	293.7	301.3	312.0	317.5	68.7	9,034
2017							282.5	286.4	299.1	311.1	101.7	8,924
2018								290.0	301.5	310.0	130.9	9,181
2019									316.9	332.2	225.8	8,367
2020										393.9	343.3	6,671
Total Incurred Loss and LAE for the 2011 through 2020 accident years										$2,909.6

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	($ in millions)
2011	$6.5	$31.9	$66.7	$100.3	$118.4	$138.5	$150.0	$153.6	$156.4	$157.4
2012		6.8	38.4	96.0	125.5	144.0	159.3	166.7	176.1	178.5
2013			10.1	50.0	103.4	146.2	176.6	191.3	203.9	212.9
2014				13.0	69.5	130.1	179.1	206.5	234.6	249.1
2015					9.0	47.3	96.6	129.2	176.5	196.2
2016						13.7	69.2	123.6	197.8	220.8
2017							9.4	63.6	115.6	163.1
2018								13.0	70.4	116.8
2019									12.9	57.9
2020										12.6
Cumulative Paid Loss and LAE for the 2011 through 2020 accident years										$1,565.3

Total incurred loss and LAE for the 2011 through 2020 accident years										$2,909.6
Cumulative paid loss and LAE for the 2011 through 2020 accident years										1,565.3
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2011										61.9
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2020										$1,406.2

(1)	Represents claims reported by insured claimants.

Insurance Segment

CapSpecialty(1)

											As of December 31, 2020
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Reported Claims(2)
	($ in millions)
2011	$74.0	$71.2	$74.4	$76.9	$79.4	$78.4	$78.2	$77.7	$77.6	$77.2	$0.3	5,697
2012		72.7	71.8	66.2	69.3	69.7	68.7	68.8	69.1	69.1	0.4	5,266
2013			78.7	81.4	85.2	84.4	87.2	88.6	87.4	87.4	0.5	5,177
2014				102.8	102.7	101.0	100.2	98.6	97.6	97.7	1.5	6,000
2015					111.0	111.8	109.2	109.7	112.4	115.2	3.3	5,628
2016						129.4	132.4	132.7	135.0	133.4	6.5	6,233
2017							147.3	143.7	157.6	156.2	16.5	6,484
2018								164.1	173.3	176.5	39.9	6,664
2019									193.0	188.9	93.8	5,850
2020										214.9	161.1	4,279
Total Incurred Loss and LAE for the 2011 through 2020 accident years										$1,316.5

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
	($ in millions)
2011	$16.3	$31.9	$44.7	$57.7	$67.3	$69.8	$73.8	$75.7	$76.0	$76.0
2012		18.6	38.6	46.9	57.2	63.3	65.0	66.5	67.7	67.7
2013			23.4	48.0	62.0	69.6	78.6	84.5	85.3	86.1
2014				34.0	56.3	71.9	83.1	89.8	93.1	94.2
2015					30.9	57.4	73.5	88.8	101.1	106.7
2016						30.3	64.0	86.6	106.1	116.3
2017							30.1	65.6	95.1	116.1
2018								31.7	72.4	102.1
2019									29.8	62.5
2020										27.8
Cumulative Paid Loss and LAE for the 2011 through 2020 accident years										$855.5

Total incurred loss and LAE for the 2011 through 2020 accident years										$1,316.5
Cumulative paid loss and LAE for the 2011 through 2020 accident years										855.5
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2011										7.9
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2020										$468.9

(1)	The vast majority of the CapSpecialty’s loss and LAE reserves relate to its casualty lines of business.
(2)	Represents claims reported by insured claimants.

Loss and LAE Reserve Summary and Reconciliation to Consolidated Balance Sheet

	Unpaid loss and LAE as of December 31, 2020(1)
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment:
Property	$2,086.0	$480.0	$1,606.0
Casualty & other - Longer-Tailed Lines of Business	4,863.7	103.5	4,760.2
Casualty & other - Shorter-Tailed Lines of Business	2,864.3	247.2	2,617.1
	9,814.0	830.7	8,983.3

Insurance Segment:
RSUI - Property	630.6	222.1	408.5
RSUI - Casualty	2,060.7	654.5	1,406.2
RSUI	2,691.3	876.6	1,814.7

CapSpecialty	535.6	66.7	468.9
	3,226.9	943.3	2,283.6

Eliminations	(70.3)	(70.3)	—
Total	$12,970.6	$1,703.7	$11,266.9

(1)

Includes unallocated LAE, which aggregate to 1.0 percent of gross loss and LAE reserves as of December 31, 2020. Net loss and LAE reserves by component are shown in the preceding tables, and consolidated gross loss and LAE reserves is presented in the consolidated balance sheets.

(d) Supplementary Information on Historical Loss and LAE Duration (Unaudited)

The following table presents supplemental information about average historical loss and LAE duration, net of reinsurance, as of December 31, 2020.

	Average Annual Percentage Payout of Loss and LAE Incurred, Net of Reinsurance
	As of December 31, 2020
Years	1	2	3	4	5	6	7	8	9	10
Reinsurance Segment:
Property	28.5%	40.3%	17.1%	6.9%	2.8%	1.1%	0.5%	0.9%	-0.1%	0.1%
Casualty & other - Longer-Tailed Lines of Business	4.1%	8.9%	13.4%	15.6%	13.9%	10.2%	7.2%	4.7%	3.6%	1.7%
Casualty & other - Shorter-Tailed Lines of Business	33.5%	27.8%	13.8%	7.0%	4.4%	2.6%	1.4%	1.1%	0.7%	0.3%

Insurance Segment:
RSUI - Property	38.9%	34.1%	11.1%	5.5%	2.7%	2.3%	0.6%	0.6%	0.1%	0.1%
RSUI - Casualty	3.7%	15.8%	18.5%	15.9%	10.1%	7.7%	4.7%	3.2%	1.3%	0.5%
CapSpecialty	20.7%	22.8%	16.3%	13.3%	9.3%	4.2%	2.2%	1.6%	0.2%	0.0%

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

There were no borrowings under the Credit Agreement in 2020, 2019 and 2018 and there were no outstanding borrowings under the Credit Agreement as of December 31, 2020.

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

On January 15, 2020, Alleghany redeemed all of its outstanding 2020 Senior Notes for $312.7 million, consisting of the $300.0 million aggregate principal amount redeemed, $7.1 million of redemption premium and $5.6 million of accrued and unpaid interest on the principal amount being redeemed to the date of redemption. As a result of this early extinguishment of debt, Alleghany recorded a realized loss, before tax, of $7.1 million in 2020.

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

(c) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $556.9 million and $367.1 million as of December 31, 2020 and 2019, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of December 31, 2020, the $556.9 million includes:

•

$253.1 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its acquisition of WCT in October 2019 and its acquisition of Kelly Toy in April 2020;

•	$98.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld;
•	$72.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$64.1 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in December 2018 and July 2019, and borrowings under its available credit facilities;

•	$36.5 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in May 2019; and
•

$32.1 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in June 2019;

None of the above liabilities are guaranteed by Alleghany or Alleghany Capital.  In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company.  The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

9. Income Taxes

The following table presents income tax expense (benefit) for 2020, 2019 and 2018:

	Federal	State	Foreign	Total
	($ in millions)
Year ended December 31, 2020
Current	$6.9	$9.7	$58.3	$74.9
Deferred	(45.8)	0.8	0.8	(44.2)
	$(38.9)	$10.5	$59.1	$30.7

Year ended December 31, 2019
Current	$87.9	$12.0	$70.8	$170.7
Deferred	62.9	0.5	(0.7)	62.7
	$150.8	$12.5	$70.1	$233.4

Year ended December 31, 2018
Current	$(83.3)	$5.6	$32.0	$(45.7)
Deferred	29.9	0.9	(0.1)	30.7
	$(53.4)	$6.5	$31.9	$(15.0)

(Losses) earnings before income taxes from domestic operations were ($21.0) million, $952.4 million and ($46.4) million in 2020, 2019 and 2018, respectively. Earnings before income taxes from foreign operations were $178.6 million, $171.2 million and $86.0 million in 2020, 2019 and 2018, respectively. Foreign tax expense was primarily attributable to the U.K., Canada, Switzerland and France. Alleghany treats taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current-period expense when incurred.

The following table presents the difference between the federal income tax rate and the effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
Foreign tax expense reduced by foreign tax credits	6.9	0.4	(0.3)
Income subject to dividends-received deduction	(1.3)	(0.3)	(18.3)
Tax-exempt interest	(6.0)	(1.0)	(36.0)
State taxes, net of federal tax benefit	4.9	0.9	13.8
Prior period adjustment	(2.6)	0.2	(0.1)
Other, net (1)	(3.4)	(0.4)	(18.1)
Effective tax rate	19.5%	20.8%	(38.0)%

_____________________________________

(1) For 2020, includes various general business credits and tax benefits resulting from corporate acquisitions and dispositions, partially offset by disallowed expense deductions primarily related to certain executive compensation paid in 2020.

The effective tax rate in 2020 primarily reflects modest pre-tax income and the resulting increase of the impact from permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis. The higher effective tax rate in 2019 primarily reflects significant pre-tax earnings and the resulting decrease from the impact of these permanent tax benefits when expressed on an effective tax rate basis.

The increase in effective tax rate in 2019 compared with 2018 primarily reflects the impact of higher earnings before income taxes and, to a lesser extent, lower tax-exempt interest income arising from municipal bond securities and lower dividends-received deductions, partially offset by higher state income taxes.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions. The beneficial impact of the CARES Act to Alleghany is currently not material.

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	($ in millions)
Deferred tax assets:
Loss and LAE reserves	$132.3	$118.9
Foreign tax credit carry forward	74.1	53.8
Compensation accruals	87.5	94.1
Unearned premiums	112.2	97.4
Allowance for credit losses on available for sale securities	5.7	6.5
State net operating loss carry forward	12.5	22.8
Other	98.0	113.7
Gross deferred tax assets before valuation allowance	522.3	507.2
Valuation allowance	(12.5)	(22.8)
Gross deferred tax assets	509.8	484.4

Deferred tax liabilities:
Net unrealized gains on investments	294.7	274.8
Deferred acquisition costs	128.4	113.4
Purchase accounting adjustments	11.7	11.7
Other	118.5	78.6
Gross deferred tax liabilities	553.3	478.5

Net deferred tax (liabilities) assets	$(43.5)	$5.9

Other deferred tax assets include significant amounts of foreign currency exchange losses. Our foreign tax credit carry forwards begin to expire in 2028. A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2020 and 2019, Alleghany recognized $12.5 million and $22.8 million, respectively, of deferred tax assets for certain state net operating and capital loss carryovers, and a valuation allowance of $12.5 million and $22.8 million, respectively, has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

Alleghany’s income tax return is currently under examination by the Internal Revenue Service for the 2015, 2016 and 2017 tax years. The following table presents the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2020.

Major Tax Jurisdiction	Open Tax Years
Australia	2015 - 2020
Canada	2016 - 2020
France	2017 - 2020
Germany	2019 – 2020
Hong Kong	2014 – 2020
Japan	2020
Luxembourg	2019 - 2020
Singapore	2016 – 2020
Switzerland	2018 – 2020
U.K.	2014 - 2020
U.S.	2015 - 2020

Alleghany believes that, as of December 31, 2020, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of December 31, 2020.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In November 2015, the Alleghany Board of Directors authorized the repurchase of shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In June 2018, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2015, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of December 31, 2020, Alleghany had $432.4 million remaining in the aggregate under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased	333,393	215,091	822,849
Cost of shares repurchased (in millions)	$194.8	$144.4	$491.6
Average price per share repurchased	$584.18	$671.44	$597.48

(b) Accumulated Other Comprehensive Income (Loss)

The following table presents a reconciliation of the changes during 2020 and 2019 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans(1)	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	277.0	22.4	(0.4)	299.0
Reclassifications from accumulated other comprehensive income	(33.1)	—	15.2	(17.9)
Total	243.9	22.4	14.8	281.1
Balance as of December 31, 2020	$564.9	$(99.4)	$(13.1)	$452.4

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2019	$(61.6)	$(124.7)	$(15.7)	$(202.0)
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	403.0	2.9	(12.2)	393.7
Reclassifications from accumulated other comprehensive income	(20.4)	—	—	(20.4)
Total	382.6	2.9	(12.2)	373.3
Balance as of December 31, 2019	$321.0	$(121.8)	$(27.9)	$171.3

(1)  See Note 15 for further information on retirement plan-related reclassifications from accumulated other comprehensive income.

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2020 and 2019:

Accumulated Other		Year Ended December 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2020	2019
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(49.9)	$(45.5)
	Change in allowance for credit losses on available for sale securities	8.0	19.7
	Income taxes	8.8	5.4
Total reclassifications:	Net earnings	$(33.1)	$(20.4)

(1)

For 2020, excludes: (i) the Concord Settlement Gain; (ii) $76.0 million of impairment charge from a write-down of SORC oil field assets; (iii) the Wilbert Remeasurement Gain; (iv) a $7.1 million realized loss as a result of an early redemption of debt; and (v) a $5.0 million realized gain resulting from a reduction of certain PCT contingent consideration liabilities. For 2019, excludes: (i) a $38.4 million loss on the Put Option; and (ii) a $13.6 million loss from the December 2019 sale from a privately held investment accounted for under the equity method. See Note 4(e) for additional information.

(c) Regulations and Dividend Restrictions

As of December 31, 2020, approximately $7.2 billion of Alleghany’s total equity of $8.8 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $1.6 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent company-level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2020.

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

The following table presents the dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2020, 2019 and 2018:

	As of December 31,
	2020	2019(1)	2018
	($ in millions)
TransRe(2)	$210.0	$301.0	$300.0
RSUI	225.0	100.0	100.0
Total	$435.0	$401.0	$400.0

(1)	Includes $101.0 million representing the July 1, 2019 carrying value of TransRe’s ownership interest in CapSpecialty, which was transferred to Alleghany.
(2)

In 2020, 2019 and 2018, TRC paid cash dividends of $245.0 million, $220.0 million and $280.0 million, respectively, to the TransRe holding company. In addition, in 2019, TRC transferred its ownership interest in CapSpecialty to the TransRe holding company, and consequently, the TransRe holding company recorded a dividend from TRC in the amount of $101.0 million.

As of December 31, 2020, a maximum amount of $72.8 million was available for dividends by TRC without prior approval of the applicable regulatory authorities. Aside from Alleghany’s reinsurance and insurance subsidiaries, dividends are regularly paid to Alleghany from the subsidiaries of Alleghany Capital, where there are generally no regulatory restrictions on dividends being paid from retained earnings.

The statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $274.8 million and $690.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $6.8 billion and $7.0 billion, respectively. As of December 31, 2020, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of Alleghany’s reinsurance and insurance companies in the U.S.

Aside from Alleghany’s reinsurance and insurance subsidiaries, Alleghany Capital’s subsidiaries pay dividends to Alleghany Capital based primarily on each subsidiary’s need to maintain its operations. In 2020, 2019 and 2018, Alleghany Capital subsidiaries paid approximately $60.9 million, $82.4 million and $26.6 million of dividends to Alleghany Capital, respectively.  Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. As such, these dividends were arrived at after deducting a provision for estimated income taxes to be paid at the Alleghany Capital-level, as applicable. Income tax provisions are finalized when tax returns are filed in future periods.

(d) Special Dividends

In February 2018, the Alleghany Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, Alleghany paid dividends to stockholders totaling $154.0 million. In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020 Alleghany paid dividends to stockholders totaling $215.0 million.

11. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$101.8	$857.8	$39.5
Effect of dilutive securities	(1.2)	—	—
Income available to common stockholders for diluted earnings per share	$100.6	$857.8	$39.5

Weighted average common shares outstanding applicable to basic earnings per share	14,257,793	14,431,892	15,062,567
Effect of dilutive securities	25,825	11,584	—
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	14,283,618	14,443,476	15,062,567

Contingently issuable shares(1)	34,148	48,468	23,947

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

(b) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancellable lease agreements that expire at various dates through 2040. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases.

Lease expense was $45.4 million, $40.0 million and $38.8 million in 2020, 2019 and 2018, respectively. The following table presents Alleghany’s consolidated lease liabilities and right-of-use lease assets related to operating leases as of December 31, 2020:

As of December 31, 2020
Maturity of lease payments, by year	($ in millions)
1 year or less	$48.5
More than 1 year to 2 years	38.7
More than 2 years to 3 years	35.4
More than 3 years to 4 years	32.6
More than 4 years to 5 years	29.0
More than 5 years	159.8
Total lease payments(1)	344.0
Less: interest(2)	(88.5)
Lease liabilities(3)	$255.5
Right-of-use lease assets(4)	$227.7
Prepaid lease assets, net of lease allowances and incentives	27.8
$255.5

(1)	As of December 31, 2020, the weighted average lease term was approximately 13 years.
(2)	As of December 31, 2020, the weighted average discount rate was approximately 5 percent.
(3)	Represents the present value of lease liabilities and is reported as a component of other liabilities on Alleghany’s consolidated balance sheet.
(4)	Reported as a component of other assets on Alleghany’s consolidated balance sheet.

(c) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The following table presents such gross and net reserves as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$108.4	$103.6	$113.0	$108.3
CapSpecialty	4.6	4.6	4.8	4.8
Total	$113.0	$108.2	$117.8	$113.1

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

(d) The Pandemic

The Pandemic has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at its reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

(e) Hotel Development Commitments

During 2020, Alleghany Capital invested $0.8 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of December 31, 2020, Alleghany guaranteed up to $5.3 million of debt of these entities to certain third party lenders, for which Alleghany receives a fee.

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

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. Corporate activities also include the elimination of minor activity between segments.

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 8.

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for 2020, 2019 and 2018:

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,761.7	$3,475.6	$5,237.3	$1,714.4	$411.3	$2,125.7	$7,363.0	$—	$7,363.0	$(33.6)	$7,329.4
Net premiums written	1,439.6	3,405.4	4,845.0	1,124.8	374.6	1,499.4	6,344.4	—	6,344.4	—	6,344.4
Net premiums earned	1,379.7	3,265.0	4,644.7	1,008.8	346.7	1,355.5	6,000.2	—	6,000.2	—	6,000.2
Net loss and LAE	1,130.6	2,256.3	3,386.9	738.4	213.8	952.2	4,339.1	—	4,339.1	—	4,339.1
Commissions, brokerage and other underwriting expenses(3)	424.2	1,000.8	1,425.0	226.1	138.7	364.8	1,789.8	—	1,789.8	—	1,789.8
Underwriting (loss) profit(4)	$(175.1)	$7.9	$(167.2)	$44.3	$(5.8)	$38.5	(128.7)	—	(128.7)	—	(128.7)
Net investment income							465.7	1.9	467.6	23.3	490.9
Change in the fair value of equity securities							(55.8)	—	(55.8)	(54.7)	(110.5)
Net realized capital gains							37.1	35.5	72.6	(69.5)	3.1
Change in allowance for credit losses on available for sale securities							(8.0)	—	(8.0)	—	(8.0)
Noninsurance revenue							34.9	2,477.5	2,512.4	8.7	2,521.1
Other operating expenses							103.6	2,310.0	2,413.6	15.7	2,429.3
Corporate administration							(0.3)	—	(0.3)	48.9	48.6
Amortization of intangible assets							0.8	43.4	44.2	—	44.2
Interest expense							27.0	15.5	42.5	45.7	88.2
Earnings (losses) before income taxes							$214.1	$146.0	$360.1	$(202.5)	$157.6

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2019	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,700.3	$3,245.4	$4,945.7	$1,366.6	$371.8	$1,738.4	$6,684.1	$—	$6,684.1	$(27.7)	$6,656.4
Net premiums written	1,328.8	3,166.2	4,495.0	912.0	344.7	1,256.7	5,751.7	—	5,751.7	—	5,751.7
Net premiums earned	1,280.1	3,046.9	4,327.0	824.2	326.9	1,151.1	5,478.1	—	5,478.1	—	5,478.1
Net loss and LAE	942.6	2,018.5	2,961.1	503.7	221.6	725.3	3,686.4	—	3,686.4	—	3,686.4
Commissions, brokerage and other underwriting expenses(3)	424.2	982.6	1,406.8	219.2	132.7	351.9	1,758.7	—	1,758.7	—	1,758.7
Underwriting (loss) profit(4)	$(86.7)	$45.8	$(40.9)	$101.3	$(27.4)	$73.9	33.0	—	33.0	—	33.0
Net investment income							533.2	6.3	539.5	10.7	550.2
Change in the fair value of equity securities							705.8	—	705.8	3.9	709.7
Net realized capital gains							6.0	1.0	7.0	(13.5)	(6.5)
Change in allowance for credit losses on available for sale securities							(19.7)	—	(19.7)	—	(19.7)
Noninsurance revenue							27.0	2,289.3	2,316.3	12.5	2,328.8
Other operating expenses							103.1	2,132.9	2,236.0	27.3	2,263.3
Corporate administration							4.1	—	4.1	70.7	74.8
Amortization of intangible assets							1.3	32.5	33.8	—	33.8
Interest expense							27.1	20.1	47.2	52.8	100.0
Earnings (losses) before income taxes							$1,149.7	$111.1	$1,260.8	$(137.2)	$1,123.6

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2018	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital (2)	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,532.7	$2,918.3	$4,451.0	$1,142.0	$328.8	$1,470.8	$5,921.8	$—	$5,921.8	$(26.2)	$5,895.6
Net premiums written	1,169.4	2,799.7	3,969.1	773.3	306.0	1,079.3	5,048.4	—	5,048.4	—	5,048.4
Net premiums earned	1,177.3	2,761.7	3,939.0	747.3	289.9	1,037.2	4,976.2	—	4,976.2	—	4,976.2
Net loss and LAE	1,067.8	1,801.5	2,869.3	491.2	159.9	651.1	3,520.4	—	3,520.4	—	3,520.4
Commissions, brokerage and other underwriting expenses(3)	384.9	897.4	1,282.3	211.9	123.1	335.0	1,617.3	—	1,617.3	—	1,617.3
Underwriting (loss) profit(4)	$(275.4)	$62.8	$(212.6)	$44.2	$6.9	$51.1	(161.5)	—	(161.5)	—	(161.5)
Net investment income							480.9	4.8	485.7	14.8	500.5
Change in the fair value of equity securities							(184.2)	—	(184.2)	(44.8)	(229.0)
Net realized capital gains							31.6	0.9	32.5	(35.7)	(3.2)
Change in allowance for credit losses on available for sale securities							(1.3)	—	(1.3)	—	(1.3)
Noninsurance revenue							22.0	1,574.6	1,596.6	47.4	1,644.0
Other operating expenses							59.8	1,485.6	1,545.4	33.9	1,579.3
Corporate administration							(1.7)	—	(1.7)	17.6	15.9
Amortization of intangible assets							(0.4)	24.4	24.0	—	24.0
Interest expense							27.1	10.5	37.6	53.1	90.7
Earnings (losses) before income taxes							$102.7	$59.8	$162.5	$(122.9)	$39.6

(1)

Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.

(2)	Excludes certain minor, legacy investments that were previously reflected in Alleghany Capital in 2018 and prior periods, to align with management’s view of reportable segments.
(3)	Includes amortization associated with deferred acquisition costs of $1,457.0 million, $1,392.8 million and $1,271.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

(c) Foreign operations

Information associated with Alleghany’s foreign operations in its reinsurance segment (representing the vast majority of Alleghany’s foreign operations), is as follows:

•	Foreign gross premiums written in 2020, 2019 and 2018 were approximately $1.7 billion, $1.7 billion and $1.6 billion, respectively.
•

Foreign net premiums earned in 2020, 2019 and 2018 were approximately $1.6 billion, $1.5 billion and $1.4 billion, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the U.K. Net premiums earned by operations in the U.K. in 2020, 2019 and 2018 were $699.6 million, $615.6 million and $583.8 million, respectively.

•	Certain of Alleghany Capital’s subsidiaries earned revenues outside of the U.S., however, substantially all of Alleghany Capital’s consolidated revenues were earned in the U.S.

(d) Identifiable assets and equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s reportable segments and for corporate activities as of December 31, 2020:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$17,971.0	$14,552.9	$5,377.0
Insurance segment	7,493.3	5,501.8	2,610.4
Subtotal	25,464.3	20,054.7	7,987.4
Alleghany Capital	2,592.8	107.0	1,109.1
Total segments	28,057.1	20,161.7	9,096.5
Corporate activities	869.9	816.7	(340.8)
Consolidated	$28,927.0	$20,978.4	$8,755.7

(e) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	($ in millions)
Industrial(1)	$1,220.9	$1,105.6	$917.1
Non-Industrial(2)	1,256.5	1,183.7	657.5
Corporate & other	0.1	—	—
Alleghany Capital	$2,477.5	$2,289.3	$1,574.6

(1)	For 2020, 2019 and 2018, the vast majority of industrial noninsurance revenues were recognized as goods and services transferred to customers over time.
(2)

For 2020, 2019 and 2018, approximately 59 percent, 70 percent and 63 percent, respectively, of non-industrial noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

(f) Concentration

Significant portions of the reinsurance segment’s gross premiums written are produced by a limited number of brokers. Gross premiums written produced by the reinsurance segment’s three largest brokers were approximately 27 percent, 19 percent and 14 percent in 2020, 26 percent, 17 percent and 16 percent in 2019 and 26 percent, 18 percent, and 15 percent in 2018.

A large whole account quota share treaty accounted for approximately 13 percent in 2020, 14 percent in 2019 and 17 percent in 2018 of gross premiums written in the reinsurance segment.

14. Long-Term Compensation Plans

(a) Alleghany Parent Company-Level

As of December 31, 2020, Alleghany had long-term compensation plans for parent company-level employees and directors. Alleghany parent company-level long-term compensation awards to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards of Common Stock. Alleghany parent company-level, long-term compensation awards to non-employee directors consist of annual grants of restricted shares and restricted stock units of Common Stock.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for Alleghany parent company-level employees and non-employee directors were $4.3 million, $38.7 million and $(12.0) million in 2020, 2019 and 2018, respectively. The negative expense for 2018 reflects a reversal of certain long-term incentive compensation expense accruals, driven primarily by the impacts of depreciation in the value of Alleghany’s consolidated debt and equity securities portfolio, as well as significant catastrophe losses incurred at Alleghany’s reinsurance and insurance subsidiaries in 2018. The amount of related income tax (expenses) benefit in the consolidated statements of earnings and comprehensive income with respect to these plans was $0.9 million, $8.1 million and $(2.5) million in 2020, 2019 and 2018, respectively. In 2020, 2019 and 2018, $5.0  million, $2.4 million and $4.3 million of

Common Stock at fair market value, respectively, and $12.8 million, $2.2 million and $17.1 million of cash, respectively, was paid by Alleghany under these plans for Alleghany parent company-level employees and non-employee directors. As noted above, as of December 31, 2020 and 2019, all outstanding awards were accounted for under the fair-value-based method of accounting.

The following is a summary of the Alleghany parent company-level, long-term compensation plans.

Director Restricted Stock Plan

The annual grant to each non-employee director consists of either restricted shares or restricted stock units of Common Stock, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2020.

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

The following types of awards were outstanding as of December 31, 2020:

•

Performance Share Awards — Depending on the grant date, participants are entitled, at the end of a multi-year award period, to a maximum amount equal to the value of either one and one-half shares or two shares of Common Stock for each performance share issued to them based on market value on the payment date. Payouts are made provided defined levels of performance are achieved. Expenses are recorded based on changes in the fair value of the awards. The fair value is calculated based primarily on the value of Common Stock as of the balance sheet date, the degree to which performance targets have been achieved and the time elapsed with respect to each award period.

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

(b) TransRe Plans

TransRe has a Book Value Unit Plan and a Mid-Term Incentive Plan (collectively, the “TransRe Plans”) for the purpose of providing incentives to key employees of TransRe. Under the TransRe Plans, book value units (“BVUs”) and mid-term incentive plan (“MTIP”) awards are issued. BVUs and MTIP awards may only be settled in cash. The fair value of each BVU is calculated as the stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. BVUs have vesting dates of up to approximately the fourth anniversary of the date of grant. The fair value of MTIP awards is calculated based on underwriting results compared to specified targets or based on overall results as determined by TransRe’s board of directors. MTIP awards have vesting dates of approximately the second or third anniversary of the date of grant. The BVUs and MTIP awards contain certain restrictions, related to, among other things, forfeiture in the event of termination of employment and transferability. In 2020, 2019 and 2018, TransRe recorded $44.3 million, $48.7 million and $35.6 million, respectively, in compensation expense and a deferred tax benefit of $9.3 million, $10.2 million and $7.5 million, respectively, related to the TransRe Plans.

(c) RSUI Plans

RSUI has a Restricted Stock Unit Plan (the “RSU Plan”) and a Book Value Unit Plan (the “BVU Plan”) (collectively the “RSUI Plans”) for the purpose of providing equity-like incentives to key employees of RSUI.

Under the RSU Plan, restricted stock units (“RSUs”) were issued. Additional RSUs, defined as the “Deferred Equity Pool,” were issued in 2018.  RSUs may only be settled in cash. The fair value of each unit is calculated as the stockholder’s equity of RSUI, adjusted for certain capital transactions and accumulated compensation expense recognized under the RSU Plan, divided by the sum of RSUI common stock outstanding and the original units available under the RSU Plan. The units vest on the fourth anniversary of the date of grant and contain certain restrictions, related to, among other things, forfeiture in the event of termination of employment and transferability. Effective July 1, 2019, no additional units were awarded from the RSU Plan.

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

In 2020, 2019 and 2018, RSUI recorded $29.0 million, $37.4 million and $11.7 million, respectively, in compensation expense related to the RSUI Plans. During the same periods, a deferred tax benefit of $6.1 million, $7.8 million and $2.4 million, respectively, related to the compensation expense were recorded.

(d) Other Subsidiary Plans

Long-term incentive plans exist at certain other subsidiaries for the purpose of providing equity-like incentives to key employees. The awards under such plans were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2020.

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

In addition, Alleghany and TransRe have defined benefit pensions plans for certain of their employees, as further described below. These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2020. Alleghany recognizes on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, with changes in funded status reported in other comprehensive income, net of tax.

In December 2019, the Alleghany Board of Directors authorized the termination of the executive retirement plans at both the Alleghany Parent company-level and at TransRe effective December 24, 2019. Due in large part to this authorization for termination of these plans, other comprehensive losses attributable to retirement plans in the amount of $15.4 million was incurred in 2019. In December 2020, approximately $57 million of total payments were made to all executive retirement participants and $19.2 million of accumulated other comprehensive losses attributable, consisting of $15.4 million of other comprehensive losses incurred in 2019 and $3.8 million of other comprehensive losses incurred from earlier periods, was reversed out of accumulated comprehensive losses and reclassified to the consolidated statement of operations as expenses. Of the $19.2 million of reclassified expenses in 2020, $13.6 million related to Alleghany Parent executive retirement plan participants was recorded as corporate administration expense, and $5.6 million related to TransRe executive retirement plan participants was recorded as other operating expense. All of the forgoing amounts are presented before income taxes.

   (b) Alleghany Parent Company-Level

Alleghany had an unfunded, noncontributory defined benefit pension plan for Alleghany parent company-level executives, which was frozen as of December 31, 2013 and terminated in December 2019.  Alleghany has a funded, noncontributory defined benefit pension plan for Alleghany parent company-level employees, which was also frozen as of December 31, 2013. As of December 31, 2020 and 2019, the projected benefit obligations of defined benefit pension plans were $3.9 million and $44.1 million, respectively, and the related fair value of plan assets was $3.8 million and $3.5 million, respectively.

(c) TransRe

TransRe had an unfunded, noncontributory defined benefit plan for executives and has a funded noncontributory defined benefit plan for certain of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009 and the unfunded, noncontributory defined benefit plan for executives was terminated in December 2019. As of December 31, 2020 and 2019, the projected benefit obligations of defined benefit pension plans were $72.2 million and $79.0 million, respectively, and the related fair value of plan assets was $63.7 million and $56.9 million, respectively.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2020 and 2019 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share data)
2020
Revenues	$1,482.9	$2,227.4	$2,522.9	$2,663.5
Net earnings (losses)(1)	(361.2)	177.4	126.5	159.1
Basic earnings (losses) per share of common stock(1)(2)	(25.19)	12.39	8.86	11.28

2019
Revenues	$2,321.2	$2,258.7	$2,159.9	$2,300.8
Net earnings (losses)(1)	440.2	295.5	90.4	31.7
Basic earnings (losses) per share of common stock(1)(2)	30.40	20.46	6.27	2.20

(1)	Attributable to Alleghany stockholders.
(2)	Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alleghany Corporation and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

February 23, 2021

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 183 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Corporate Governance — Assessing Board Composition,” “Corporate Governance — Committees of the Board,” “Corporate Governance — Codes of Ethics,” “Information About Stock Ownership — Delinquent Section 16(a) Reports,” “Proposal 1: Election of Directors,” and “Named Executive Officers” in our Proxy Statement related to our Annual Meeting of Stockholders to be held on April 23, 2021, or our “2021 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Corporate Governance — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our 2021 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Principal Stockholders” and “Securities Ownership of Directors and Executive Officers” in our 2021 Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2020, related to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	152,872	(2)	$377.93	(3)	338,453	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	152,872		377.93		338,453

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

(2)

This amount includes: (a) 1,700 outstanding stock options issued to directors under the 2010 Directors’ Plan; (b) 93 outstanding stock options issued to directors under the 2015 Directors’ Plan; (c) 1,332 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan; (d) 4,709 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan; (e) 8,259 outstanding restricted stock units issued under the 2015 Directors’ Plan; (f) 28,161 outstanding performance shares awarded under the 2012 LTIP assuming payouts at maximum; (g) 75,399 outstanding performance shares awarded under the 2017 LTIP assuming payouts at maximum; (h) 2,605 outstanding restricted stock units issued under the 2012 LTIP; and (i) 30,614 outstanding restricted stock units issued under the 2017 LTIP. Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan, the 2010 Directors’ Plan and the 2015 Directors’ Plan (the “Director Restricted Stock Units”) are paid out in common stock, with one share of common stock being paid for each Director Restricted Stock Unit. The performance shares awarded in years 2017, 2018 and 2019 under the 2012 LTIP and 2017 LTIP are paid, at the end of a multi-year award period, in a maximum amount equal to one and one-half shares of common stock for each performance share, depending upon the level of performance achieved. The performance shares awarded in 2020 under the 2017 LTIP are paid, at the end of a multi-year award period, in a maximum amount equal to two shares of common stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of common stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in cash and/or common stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance — Director Independence,” and “Corporate Governance —Transactions with Related Persons” in our 2021 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 3: Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2021” in our 2021 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2020, 2019 and 2018, are set forth on pages 127 through 183 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules related to our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, are set forth on pages 191 through 200 of this Form 10-K.

3. Exhibits.

Exhibit Number	Description

3.01

Restated Certificate of Incorporation of Alleghany, as amended by Amendment accepted and received for filing by the Secretary of State of the State of Delaware on June 23, 1988, filed as Exhibit 3.1 to Alleghany’s Registration Statement on Form S-3 (No. 333-134996) filed on June 14, 2006, is incorporated herein by reference.

3.02

Amended and Restated By-laws of Alleghany, as amended November 3, 2020, filed as Exhibit 3.1 to Alleghany’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, is incorporated herein by reference.

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

4.06	Description of Alleghany’s Securities, filed as Exhibit 4.06 to Alleghany’s Annual Report on Form 10-K filed on February 19, 2020, is incorporated herein by reference.

*10.01	Alleghany 2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

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

101.1

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION

(Registrant)

Date: February 23, 2021	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2021	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 23, 2021	By:	/s/ KAREN BRENNER
Karen Brenner
Director

Date: February 23, 2021	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale
Director

Date: February 23, 2021	By:	/s/ JOHN G. FOOS
John G. Foos
Director

Date: February 23, 2021	By:	/s/ WESTON M. HICKS
Weston M. Hicks
President, Chief Executive Officer and Director (principal executive officer)

Date: February 23, 2021	By:	/s/ KERRY J. JACOBS
Kerry J. Jacobs
Senior Vice President (principal financial officer)

Date: February 23, 2021	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 23, 2021	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 23, 2021	By:	/s/ LAUREN M. TYLER
Lauren M. Tyler
Director

Date: February 23, 2021	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2020

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
		($ in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$1,317.6	$1,360.1	$1,360.1
Municipal bonds	2,489.1	2,656.8	2,656.8
Foreign government obligations	846.6	879.5	879.5
U.S. corporate bonds	3,262.0	3,545.7	3,545.7
Foreign corporate bonds	1,268.3	1,323.1	1,323.1
Mortgage and asset-backed securities:
RMBS	2,533.6	2,611.4	2,611.4
CMBS	852.6	890.3	890.3
Other asset-backed securities	2,328.7	2,351.6	2,351.6
Fixed maturities	14,898.5	15,618.5	15,618.5

Equity securities:
Common stocks:
Public utilities	—	—	—
Banks, trust and insurance companies	236.7	307.7	307.7
Industrial, miscellaneous and all other	1,810.2	2,406.9	2,406.9
Nonredeemable preferred stocks	5.1	4.3	4.3
Equity securities	2,052.0	2,718.9	2,718.9
Commercial mortgage loans	670.2	670.2	670.2
Other invested assets	465.2	465.2	465.2
Short-term investments	714.2	714.2	714.2
Total investments	$18,800.1	$20,187.0	$20,187.0

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2020 and 2019

	2020	2019
	($ in thousands)
Assets
Equity securities (cost: 2020 – $587,418; 2019 – $1,708)	$571,314	$4,042
Debt securities (amortized cost: 2020 – $47,397; 2019 – $179,747; allowance for credit losses: 2020 – $57)	48,753	182,490
Short-term investments	76,259	125,412
Other invested assets	91,873	81,728
Cash	17,243	684
Property and equipment at cost, net of accumulated depreciation and amortization	3,707	4,201
Other assets	60,089	57,415
Net deferred tax assets	21,060	30,118
Current taxes receivable	17,649	—
Investment in subsidiaries	9,361,261	9,638,153
Total assets	$10,269,208	$10,124,243

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Senior notes	$1,190,192	$994,241
Other liabilities	89,487	144,382
Current taxes payable	—	4,133
Total liabilities	1,279,679	1,142,756

Redeemable noncontrolling interest	233,809	204,753

Stockholders' equity attributable to Alleghany stockholders	8,755,720	8,776,734
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$10,269,208	$10,124,243

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2020	2019	2018
	($ in thousands)
Revenues
Net investment income	$24,448	$10,790	$16,548
Change in the fair value of equity securities	(54,647)	3,937	(44,780)
Net realized capital gains	6,522	(13,497)	(265)
Change in allowance for credit losses on available for sale securities	(57)	—	—
Noninsurance revenue	771	85	64
Total revenues	(22,963)	1,315	(28,433)

Costs and Expenses
Interest expense	46,811	52,908	53,121
Corporate administration	48,849	70,692	17,565
Total costs and expenses	95,660	123,600	70,686

(Losses) before equity in earnings of consolidated subsidiaries and income taxes	(118,623)	(122,285)	(99,119)
Equity in earnings of consolidated subsidiaries	276,240	1,245,921	138,711
Earnings before income taxes	157,617	1,123,636	39,592
Income taxes	30,734	233,435	(15,062)
Net earnings	126,883	890,201	54,654
Net earnings attributable to noncontrolling interest	25,129	32,400	15,115
Net earnings attributable to Alleghany stockholders	$101,754	$857,801	$39,539

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2020	2019	2018
	($ in thousands)
Cash flows from operating activities
Net earnings	$126,883	$890,201	$54,654
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(226,590)	(989,486)	(130,050)
Depreciation and amortization	4,064	2,249	1,750
Change in the fair value of equity securities	54,647	(3,937)	44,780
Net realized capital (gains) losses	(6,522)	13,497	265
Change in allowance for credit losses on available for sale securities	57	—	—
Increase (decrease) in other liabilities and taxes payable	(56,298)	24,593	(84,803)
Net adjustments	(230,642)	(953,084)	(168,058)
Net cash (used in) provided by operating activities	(103,759)	(62,883)	(113,404)

Cash flows from investing activities
Purchases of equity securities	(763,986)	—	(31,125)
Purchases of debt securities	(497,058)	(194,706)	(3,418)
Sales of debt securities	606,110	1,186	29,189
Maturities and redemptions of debt securities	32,383	13,344	53
Sales of equity securities	142,065	64,016	360,579
Net (purchase) sale of short-term investments	49,154	162,161	(195,983)
Purchases of property and equipment	(9)	(124)	—
Other, net	(8,731)	(33,245)	(4,926)
Net cash (used in) provided by investing activities	(440,072)	12,632	154,369

Cash flows from financing activities
Repayment of senior notes	(307,095)	—	—
Treasury stock acquisitions	(194,762)	(144,422)	(491,633)
Proceeds from issuance of senior notes	499,335	—	—
Debt issue costs paid	(4,550)	—	—
Cash dividends paid	(215,013)	—	(153,967)
Capital contributions to consolidated subsidiaries	(87,323)	(15,267)	(175,653)
Distributions from consolidated subsidiaries	865,000	215,000	751,471
Other, net	4,798	(4,707)	7,868
Net cash provided by (used in) financing activities	560,390	50,604	(61,914)

Net increase (decrease) in cash	16,559	353	(20,949)
Cash at beginning of period	684	331	21,280
Cash at end of period	$17,243	$684	$331

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$49,036	$51,375	$51,375
Income taxes paid (refunds received)	17,255	(4,189)	(8,338)

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

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
Year	Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
		($ in millions)
2020	Reinsurance	$460.7	$9,814.0	$1,873.7	$—	$4,644.7	$330.2	$3,386.9	$1,225.3	$199.7	$4,845.0

2019	Reinsurance	$406.7	$9,323.8	$1,668.1	$—	$4,327.0	$371.9	$2,961.1	$1,178.7	$228.1	$4,495.0

2018	Reinsurance	$361.2	$9,442.2	$1,523.9	$—	$3,939.0	$327.0	$2,869.3	$1,075.9	$206.4	$3,969.1

2020	Insurance	$134.4	$3,226.9	$1,124.2	$—	$1,355.5	$135.5	$952.2	$231.7	$133.1	$1,499.4

2019	Insurance	$115.9	$2,670.3	$910.1	$—	$1,151.1	$161.3	$725.3	$214.1	$137.8	$1,256.7

2018	Insurance	$103.3	$2,874.9	$754.2	$—	$1,037.2	$153.9	$651.1	$195.5	$139.4	$1,079.3

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year ended December 31,

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
		($ in millions)
2020	Property and casualty	$2,370.4	$953.1	$4,582.9	$6,000.2	76.4%

2019	Property and casualty	$2,114.1	$904.8	$4,268.8	$5,478.1	77.9%

2018	Property and casualty	$1,935.3	$840.5	$3,881.4	$4,976.2	78.0%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
		($ in millions)
2020	Allowance for credit losses for reinsurance recoverable	$—	$4.6	$3.3	$—	$7.9

	Allowance for credit losses for premiums receivable	$0.7	$1.1	$0.4	$—	$2.2

2019	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$0.4	$0.9	$—	$0.6	$0.7

2018	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$0.5	$0.7	$—	$0.8	$0.4

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
		Deferred Policy Acquisition	Reserves for Unpaid Claims and Claim Adjustment	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment	Unearned	Earned	Net Investment	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition	Paid Claims and Claim Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Current Year	Prior Year	Costs	Expenses	Written
		($ in millions)
2020	Property and Casualty Insurance	$595.1	$12,970.6	$—	$2,984.1	$6,000.2	$465.7	$4,559.9	$(220.8)	$1,457.0	$3,503.5	$6,344.4

2019	Property and Casualty Insurance	$522.6	$11,928.4	$—	$2,566.2	$5,478.1	$533.2	$3,871.1	$(184.7)	$1,392.8	$3,724.5	$5,751.7

2018	Property and Casualty Insurance	$464.5	$12,250.3	$—	$2,267.1	$4,976.2	$480.9	$3,849.4	$(329.0)	$1,271.4	$3,257.9	$5,048.4