Form 10-Q
period 2021-03-31
ALLEGHANY CORP /DE
filed 2021-05-06
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

13,927,263 Shares, par value $1.00 per share, as of April 25, 2021

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2021 – $2,617,050; 2020 – $2,051,996)	$3,312,228	$2,718,902
Debt securities (amortized cost: 2021 – $14,514,691; 2020 – $14,898,522;
allowance for credit losses: 2021 – $607; 2020 – $2,579)	14,945,479	15,618,470
Short-term investments	594,958	714,208
	18,852,665	19,051,580
Commercial mortgage loans	639,621	670,239
Other invested assets	508,674	465,153
Total investments	20,000,960	20,186,972
Cash	1,197,474	791,442
Accrued investment income	90,724	88,760
Premium balances receivable	1,284,163	1,145,341
Reinsurance recoverables	1,829,187	1,781,096
Ceded unearned premiums	345,947	311,898
Deferred acquisition costs	637,086	595,117
Property and equipment at cost, net of accumulated depreciation and amortization	269,790	267,872
Goodwill	614,114	614,163
Intangible assets, net of amortization	774,797	787,462
Current taxes receivable	—	3,189
Funds held under reinsurance agreements	785,502	794,453
Other assets	1,556,139	1,559,245
Total assets	$29,385,883	$28,927,010

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$13,293,046	$12,970,626
Unearned premiums	3,176,795	2,984,060
Senior notes and other debt	2,080,288	2,135,946
Reinsurance payable	249,806	208,384
Current taxes payable	8,715	—
Net deferred tax liabilities	5,841	43,547
Other liabilities	1,641,948	1,594,918
Total liabilities	20,456,439	19,937,481
Redeemable noncontrolling interests	233,563	233,809
Common stock (shares authorized: 2021 and 2020 – 22,000,000; shares issued: 2021 and 2020 – 17,459,961)	17,460	17,460
Contributed capital	3,613,764	3,613,454
Accumulated other comprehensive income (loss)	224,190	452,402
Treasury stock, at cost (2021 – 3,519,292 shares; 2020 – 3,418,781 shares)	(1,707,908)	(1,645,930)
Retained earnings	6,548,375	6,318,334
Total stockholders’ equity attributable to Alleghany stockholders	8,695,881	8,755,720
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$29,385,883	$28,927,010

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2021	2020
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,604,763	$1,444,420
Net investment income	153,484	111,982
Change in the fair value of equity securities	112,728	(522,976)
Net realized capital gains	12,931	13,026
Change in allowance for credit losses on available for sale securities	1,972	(31,375)
Noninsurance revenue	767,835	467,849
Total revenues	2,653,713	1,482,926

Costs and Expenses
Net loss and loss adjustment expenses	1,112,070	1,027,444
Commissions, brokerage and other underwriting expenses	476,036	441,396
Other operating expenses	723,889	466,661
Corporate administration	9,558	(14,307)
Amortization of intangible assets	11,478	9,568
Interest expense	23,752	18,356
Total costs and expenses	2,356,783	1,949,118

Earnings (losses) before income taxes	296,930	(466,192)
Income taxes	58,867	(104,720)
Net earnings (losses)	238,063	(361,472)
Net earnings (losses) attributable to noncontrolling interest	8,022	(254)
Net earnings (losses) attributable to Alleghany stockholders	$230,041	$(361,218)

Net earnings (losses)	$238,063	$(361,472)
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($57,932) and ($73,534) in 2021 and 2020, respectively	(217,935)	(276,629)
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($3,130) and ($2,883) for 2021 and 2020, respectively	(11,773)	(10,848)
Change in unrealized currency translation adjustment, net of deferred taxes of $654 and ($3,651) for 2021 and 2020, respectively	2,461	(13,733)
Retirement plans	(965)	517
Comprehensive income (loss)	9,851	(662,165)
Comprehensive income (loss) attributable to noncontrolling interests	8,022	(254)
Comprehensive income (loss) attributable to Alleghany stockholders	$1,829	$(661,911)

Basic earnings (losses) per share attributable to Alleghany stockholders	$16.44	$(25.19)
Diluted earnings (losses) per share attributable to Alleghany stockholders	16.37	(25.37)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2021
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2020
(17,459,961 shares of common stock issued; 3,418,781 in treasury)	$17,460	$3,613,454	$452,402	$(1,645,930)	$6,318,334	$8,755,720	$233,809
Add (deduct):
Net earnings	—	—	—	—	230,041	230,041	8,022
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(965)	—	—	(965)	—
Change in unrealized appreciation of investments, net	—	—	(229,708)	—	—	(229,708)	—
Change in unrealized currency translation adjustment, net	—	—	2,461	—	—	2,461	—
Comprehensive (loss) income	—	—	(228,212)	—	230,041	1,829	8,022
Treasury stock repurchase	—	—	—	(63,192)	—	(63,192)	—
Other, net	—	310	—	1,214	—	1,524	(8,268)
Balance as of March 31, 2021
(17,459,961 shares of common stock issued; 3,519,292 in treasury)	$17,460	$3,613,764	$224,190	$(1,707,908)	$6,548,375	$8,695,881	$233,563

	Three Months Ended March 31, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2019
(17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net (losses)	—	—	—	—	(361,218)	(361,218)	(254)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	517	—	—	517	—
Change in unrealized appreciation of investments, net	—	—	(287,477)	—	—	(287,477)	—
Change in unrealized currency translation adjustment, net	—	—	(13,733)	—	—	(13,733)	—
Comprehensive (loss)	—	—	(300,693)	—	(361,218)	(661,911)	(254)
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(44,268)	—	(44,268)	—
Other, net	—	1,499	—	3,591	—	5,090	3,862
Balance as of March 31, 2020
(17,459,961 shares of common stock issued; 3,150,279 in treasury)	$17,460	$3,610,137	$(129,343)	$(1,496,554)	$5,855,362	$7,857,062	$208,361

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash flows from operating activities
Net earnings (losses)	$238,063	$(361,472)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	43,554	33,158
Change in the fair value of equity securities	(112,728)	522,976
Net realized capital (gains) losses	(12,931)	(13,026)
Change in allowance for credit losses on available for sale securities	(1,972)	31,375
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(6,669)	49,693
(Increase) decrease in premium balances receivable	(138,822)	(143,970)
(Increase) decrease in ceded unearned premiums	(34,049)	(18,020)
(Increase) decrease in deferred acquisition costs	(41,969)	(18,463)
(Increase) decrease in funds held under reinsurance agreements	8,951	(23,757)
Increase (decrease) in unearned premiums	192,735	102,239
Increase (decrease) in loss and loss adjustment expenses	322,420	138,079
Change in unrealized foreign currency exchange rate losses (gains)	44,344	80,530
Other, net	(58,632)	(386,627)
Net adjustments	204,232	354,187
Net cash provided by (used in) operating activities	442,295	(7,285)
Cash flows from investing activities
Purchases of debt securities	(1,401,010)	(1,993,449)
Purchases of equity securities	(746,350)	(331,453)
Sales of debt securities	1,197,630	1,960,691
Maturities and redemptions of debt securities	552,933	459,655
Sales of equity securities	262,690	602,627
Net (purchases) sales of short-term investments	117,295	378,854
Net (purchases) sales and maturities of commercial mortgage loans	30,618	3,551
(Purchases) sales of property and equipment	(12,322)	(8,840)
Purchases of affiliates and subsidiaries, net of cash acquired	—	(26,383)
Other, net	101,159	(152,416)
Net cash provided by (used in) investing activities	102,643	892,837
Cash flows from financing activities
Repayment of senior notes	—	(307,095)
Treasury stock acquisitions	(63,192)	(44,268)
Increase (decrease) in other debt	(55,729)	62,659
Cash dividends paid	—	(215,013)
Other, net	(8,938)	3,664
Net cash provided by (used in) financing activities	(127,859)	(500,053)
Effect of foreign exchange rate changes on cash	(11,047)	(9,412)
Net increase (decrease) in cash	406,032	376,087
Cash at beginning of period	791,442	1,179,098
Cash at end of period	$1,197,474	$1,555,185

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$10,000	$17,065
Income taxes paid (refund received)	22,599	24,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of non-financial businesses that are owned and supported through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

•

Precision Cutting Technologies, Inc. (“PCT”), a holding company headquartered in Rockford, Illinois, with four operating businesses: (i) Bourn & Koch, Inc., a provider of precision automated machine tool solutions; (ii) Diamond Technology Innovations, Inc., a manufacturer of waterjet orifices and nozzles and a provider of related services; (iii) Coastal Industrial Distributors, LLC, a provider of high-performance solid carbide end mills; and (iv) Supermill LLC, a manufacturer of high-performance carbide end mills;

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

In addition, Alleghany owns certain other holding-company investments. Alleghany’s wholly-owned subsidiary Alleghany Properties Holdings LLC (“Alleghany Properties”) owns and manages certain properties in the Sacramento, California region. Alleghany’s public equity investments are managed primarily through Alleghany’s wholly-owned subsidiary Roundwood Asset Management LLC. Prior to its December 31, 2020 sale, Stranded Oil Resources Corporation (“SORC”) was a wholly-owned subsidiary. Headquartered in Golden, Colorado, SORC was an exploration and production company focused on enhanced oil recovery.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first three months of 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted

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

In January 2017, the FASB issued guidance that simplifies the subsequent measurement of goodwill. Under this guidance, if an initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary. This guidance was effective in the first quarter of 2020 for public companies, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2020 and the implementation did not have a material impact on its results of operations and financial condition. See Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information on Alleghany’s goodwill.

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

In March 2020, the FASB issued guidance to expedite and simplify the accounting associated with the anticipated migration away from the widely-used London Inter-bank Offered Rate and other similar rates as benchmark interest rates after 2021.  Under pre-existing GAAP, such modifications made to: (i) loans and certain other contracts would require re-assessments of the accounting for those contracts, such as whether they were extinguished and remeasured from an accounting perspective; and (ii) derivative contracts may cause a change in accounting, such as a possible dedesignation of hedge accounting. This new guidance largely eliminates these requirements as a result of this migration to one or more new benchmark rates and is generally applicable for contract modifications made prior to December 31, 2022. Alleghany adopted this guidance in March 2020 and the implementation did not have an impact on its results of operations and financial condition.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$18,852.7	$18,852.7	$19,051.9	$19,051.9

Liabilities
Senior notes and other debt(2)	$2,080.3	$2,325.8	$2,135.9	$2,468.7

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

(2)

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2021
Equity securities:
Common stock	$3,305.8	$2.1	$—	$3,307.9
Preferred stock	—	3.0	1.3	4.3
Total equity securities	3,305.8	5.1	1.3	3,312.2
Debt securities:
U.S. Government obligations	—	1,525.6	—	1,525.6
Municipal bonds	—	2,579.0	—	2,579.0
Foreign government obligations	—	874.5	—	874.5
U.S. corporate bonds	—	2,780.8	610.7	3,391.5
Foreign corporate bonds	—	1,122.4	186.4	1,308.8
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,974.8	2.3	1,977.1
Commercial mortgage-backed securities (“CMBS”)	—	876.7	—	876.7
Other asset-backed securities(2)	—	1,398.1	1,014.2	2,412.3
Total debt securities	—	13,131.9	1,813.6	14,945.5
Short-term investments	—	595.0	—	595.0
Other invested assets(3)	—	—	—	—
Total investments (excluding equity method investments and loans)	$3,305.8	$13,732.0	$1,814.9	$18,852.7
Senior notes and other debt	$—	$1,824.5	$501.3	$2,325.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2020
Equity securities:
Common stock	$2,711.1	$3.5	$—	$2,714.6
Preferred stock	—	3.0	1.3	4.3
Total equity securities	2,711.1	6.5	1.3	2,718.9
Debt securities:
U.S. Government obligations	—	1,360.1	—	1,360.1
Municipal bonds	—	2,656.8	—	2,656.8
Foreign government obligations	—	879.5	—	879.5
U.S. corporate bonds	—	2,914.1	631.6	3,545.7
Foreign corporate bonds	—	1,133.6	189.5	1,323.1
Mortgage and asset-backed securities:
RMBS(1)	—	2,608.9	2.5	2,611.4
CMBS	—	884.5	5.8	890.3
Other asset-backed securities(2)	—	1,448.9	902.7	2,351.6
Total debt securities	—	13,886.4	1,732.1	15,618.5
Short-term investments	—	714.2	—	714.2
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,711.1	$14,607.1	$1,733.7	$19,051.9
Senior notes and other debt	$—	$1,911.8	$556.9	$2,468.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $959.7 million and $878.4 million of collateralized loan obligations as of March 31, 2021 and December 31, 2020, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value and excludes investments accounted for using the equity method.

In the three months ended March 31, 2021, Alleghany transferred into Level 3 $5.8 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2021, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. All of the $5.8 million of transfers related to other asset-backed securities.

In the three months ended March 31, 2021, Alleghany transferred out of Level 3 $10.9 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2021, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $10.9 million of transfers, $5.8 million related to CMBS and $5.1 million related to other asset-backed securities.

In the three months ended March 31, 2020, Alleghany transferred out of Level 3 $14.7 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2020, there was a decrease in the weight given to non-binding broker quotes, and as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $14.7 million of transfers, $11.4 million related to other asset-backed securities, with the remainder related to foreign corporate bonds.

The following tables present reconciliations of the changes during the three months ended March 31, 2021 and 2020 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2021	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2021	$1.3	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	0.2	—	—	—	0.1	0.1	0.4
Other comprehensive income (loss)	—	(17.1)	(3.9)	—	—	6.7	(0.1)	(14.4)
Purchases	—	19.6	2.0	—	—	192.2	—	213.8
Sales	—	—	—	—	—	(0.1)	(0.3)	(0.4)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(23.6)	(1.2)	(0.2)	—	(88.1)	—	(113.1)
Transfers into Level 3	—	—	—	—	—	5.8	—	5.8
Transfers out of Level 3	—	—	—	—	(5.8)	(5.1)	—	(10.9)
Balance as of March 31, 2021	$1.3	$610.7	$186.4	$2.3	$—	$1,014.2	$—	$1,814.9

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2020	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	0.2	—	—	—	(0.1)	—	0.1
Other comprehensive income (loss)	—	(18.8)	(7.3)	(0.2)	(1.3)	(101.4)	0.2	(128.8)
Purchases	—	6.7	7.7	0.9	—	43.6	—	58.9
Sales	—	—	—	—	—	(8.3)	—	(8.3)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(3.6)	(1.1)	(0.1)	—	(32.4)	—	(37.2)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3.3)	—	—	(11.4)	—	(14.7)
Balance as of March 31, 2020	$2.0	$589.5	$164.7	$2.5	$4.5	$746.7	$0.5	$1,510.4

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no credit losses recorded in net earnings related to Level 3 instruments still held as of March 31, 2021 and 2020.

With respect to changes in Level 3 liabilities during the first three months of 2021, the decrease in senior notes and other debt reflects decreased borrowings at Alleghany Capital subsidiaries due to a reduction in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of March 31, 2021 and December 31, 2020, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of March 31, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of March 31, 2021
Debt securities:
U.S. Government obligations	$1,516.5	$25.0	$(15.9)	$—	$1,525.6
Municipal bonds	2,459.7	128.9	(9.6)	—	2,579.0
Foreign government obligations	860.6	20.8	(6.9)	—	874.5
U.S. corporate bonds	3,226.5	188.7	(23.2)	(0.5)	3,391.5
Foreign corporate bonds	1,280.2	34.6	(5.9)	(0.1)	1,308.8
Mortgage and asset-backed securities:
RMBS	1,938.1	58.4	(19.4)	—	1,977.1
CMBS	850.3	33.2	(6.8)	—	876.7
Other asset-backed securities(1)	2,382.8	38.7	(9.2)	—	2,412.3
Total debt securities	14,514.7	528.3	(96.9)	(0.6)	14,945.5
Short-term investments	595.0	—	—	—	595.0
Total investments	$15,109.7	$528.3	$(96.9)	$(0.6)	$15,540.5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$1,317.6	$44.0	$(1.5)	$—	$1,360.1
Municipal bonds	2,489.1	168.3	(0.6)	—	2,656.8
Foreign government obligations	846.6	33.4	(0.5)	—	879.5
U.S. corporate bonds	3,262.0	289.7	(3.5)	(2.5)	3,545.7
Foreign corporate bonds	1,268.3	55.6	(0.7)	(0.1)	1,323.1
Mortgage and asset-backed securities:
RMBS	2,533.6	78.3	(0.5)	—	2,611.4
CMBS	852.6	45.3	(7.6)	—	890.3
Other asset-backed securities(1)	2,328.7	47.6	(24.7)	—	2,351.6
Total debt securities	14,898.5	762.2	(39.6)	(2.6)	15,618.5
Short-term investments	714.2	—	—	—	714.2
Total investments	$15,612.7	$762.2	$(39.6)	$(2.6)	$16,332.7

(1)	Includes $959.7 million and $878.4 million of collateralized loan obligations as of March 31, 2021 and December 31, 2020, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of March 31, 2021
Short-term investments due in one year or less	$595.0	$595.0
Mortgage and asset-backed securities(1)	5,171.2	5,266.1
Debt securities with maturity dates:
One year or less	565.0	571.3
Over one through five years	3,340.3	3,458.8
Over five through ten years	3,089.3	3,187.6
Over ten years	2,348.9	2,461.7
Total debt securities	$14,514.7	$14,945.5

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Interest income	$99.9	$119.3
Dividend income	16.7	10.1
Investment expenses	(6.0)	(7.1)
Partnerships and other investment results	42.9	(10.3)
Total	$153.5	$112.0

As of March 31, 2021, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.3 billion and $0.6 billion for the three months ended March 31, 2021 and 2020, respectively.

The following table presents changes in the fair value of equity securities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Change in the fair value of equity securities sold during the period	$(3.2)	$(164.9)
Change in the fair value of equity securities held at the end of the period	115.9	(358.1)
Change in the fair value of equity securities	$112.7	$(523.0)

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $1.2 billion and $2.0 billion for the three months ended March 31, 2021 and 2020, respectively.

Realized capital gains and losses for the three months ended March 31, 2021 and 2020 primarily reflect the sale of debt securities, except as noted in the following table. The following table presents amounts of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Gross realized capital gains	$20.9	$59.0	(1)
Gross realized capital losses	(8.0)	(46.0)	(2)
Net realized capital gains	$12.9	$13.0

(1)

Gross realized capital gains in the three months ended March 31, 2020 include a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

(2)

Gross realized capital losses in the three months ended March 31, 2020 include (i) impairment charges of $30.0 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale; and (ii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K).

Gross realized loss amounts exclude change in allowance for credit losses on AFS securities, as discussed below.

(f) Credit quality for AFS securities

Alleghany holds its debt securities as AFS and, as such, these securities are recorded at fair value. Credit losses on AFS securities are recorded through an allowance for credit losses. Changes in the allowance for credit losses are recorded for (or as a reversal of) credit losses on AFS securities.  Any portion of a decline in fair value related to a debt security that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against earnings.

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

Change in allowance for credit losses on AFS securities in the first three months of 2021 primarily reflects a $2.0 million reduction of credit losses on AFS securities from debt security sales.

Change in allowance for credit losses on AFS securities in the first three months of 2020 reflects $31.4 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs.

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$2.6	$—
Beginning balance - cumulative effect of an accounting change	—	—
Provision for credit losses	(2.0)	31.4
Charge-offs	—	—
Recoveries	—	—
Ending balance	$0.6	$31.4

The gross unrealized investment losses for debt securities as of March 31, 2021 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of March 31, 2021 and December 31, 2020, was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of March 31, 2021.

The following table presents the ratings of Alleghany’s debt securities as of March 31, 2021:

	Ratings as of March 31, 2021
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$5.7	$1,519.9	$—	$—	$—	$1,525.6
Municipal bonds	213.6	1,820.1	451.9	86.0	7.4	2,579.0
Foreign government obligations	385.1	404.3	84.0	1.1	—	874.5
U.S. corporate bonds	8.1	140.0	1,337.0	1,534.2	372.2	3,391.5
Foreign corporate bonds	212.7	79.0	587.8	392.1	37.2	1,308.8
Mortgage and asset-backed securities:
RMBS	2.7	1,968.0	—	1.0	5.4	1,977.1
CMBS	274.8	401.5	198.0	2.4	—	876.7
Other asset-backed securities	914.0	666.8	390.0	397.3	44.2	2,412.3
Total debt securities	$2,016.7	$6,999.6	$3,048.7	$2,414.1	$466.4	$14,945.5
Percentage of debt securities, before allowance for credit losses	13.5%	46.8%	20.4%	16.2%	3.1%	100.0%

(1)

Consists of $142.5 million of securities rated BB / Ba, $191.6 million of securities rated B, $25.9 million of securities rated CCC, $0.6 million of securities rated CC, $2.8 million of securities rated below CC and $103.0 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of March 31, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of March 31, 2021
Debt securities:
U.S. Government obligations	$693.9	$15.9	$—	$—	$693.9	$15.9
Municipal bonds	349.0	9.4	6.4	0.2	355.4	9.6
Foreign government obligations	307.9	6.8	10.3	0.1	318.2	6.9
U.S. corporate bonds	465.3	23.0	16.5	0.2	481.8	23.2
Foreign corporate bonds	266.2	5.4	24.9	0.5	291.1	5.9
Mortgage and asset-backed securities:
RMBS	890.1	19.4	0.4	—	890.5	19.4
CMBS	71.7	1.3	48.9	5.5	120.6	6.8
Other asset-backed securities	297.8	1.6	504.3	7.6	802.1	9.2
Total temporarily impaired securities	$3,341.9	$82.8	$611.7	$14.1	$3,953.6	$96.9

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$255.9	$1.5	$—	$—	$255.9	$1.5
Municipal bonds	36.2	0.6	—	—	36.2	0.6
Foreign government obligations	132.8	0.5	—	—	132.8	0.5
U.S. corporate bonds	168.5	3.5	2.4	—	170.9	3.5
Foreign corporate bonds	36.4	0.2	19.5	0.5	55.9	0.7
Mortgage and asset-backed securities:
RMBS	152.6	0.5	0.4	—	153.0	0.5
CMBS	133.5	7.6	3.8	—	137.3	7.6
Other asset-backed securities	547.9	13.4	533.9	11.3	1,081.8	24.7
Total temporarily impaired securities	$1,463.8	$27.8	$560.0	$11.8	$2,023.8	$39.6

As of March 31, 2021, Alleghany held a total of 1,205 debt securities that were in an unrealized loss position, of which 140 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities and CMBS.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2021 and December 31, 2020, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $172.7 million and $173.3 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(i) Investments in Commercial Mortgage Loans

As of March 31, 2021 and December 31, 2020, the carrying value of Alleghany’s commercial mortgage loan portfolio was $639.6 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of March 31, 2021 and December 31, 2020. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of March 31, 2021, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of March 31, 2021.  Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of March 31, 2021, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$1.4	$—
Beginning balance - cumulative effect of an accounting change	—	0.8
Provision for credit losses	0.2	1.2
Charge-offs	—	—
Recoveries	—	—
Ending balance	$1.6	$2.0

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2021. Both programs were renewed on May 1, 2021 with substantially similar terms as the expired programs.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of March 31, 2021 and December 31, 2020 are presented in the table below:

	As of March 31,	As of December 31,
	2021	2020
	($ in millions)
Reinsurance recoverables on paid losses	$96.5	$85.3
Ceded outstanding loss and LAE	1,738.7	1,703.7
Reinsurance recoverables, before allowance for credit losses	1,835.2	1,789.0
Allowance for credit losses	(6.0)	(7.9)
Total	$1,829.2	$1,781.1

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of our reinsurers as of March 31, 2021:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$152.4	8.3%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	129.2	7.1%
PartnerRe Ltd	A (Excellent)	119.9	6.5%
RenaissanceRe Holdings Ltd	A+ (Superior)	119.9	6.5%
Fairfax Financial Holdings Ltd	A (Excellent)	108.7	5.9%
Swiss Reinsurance Company	A+ (Superior)	97.0	5.3%
Third Point Reinsurance Group(3)	A- (Excellent)	79.3	4.3%
W.R. Berkley Corporation	A+ (Superior)	73.5	4.0%
Chubb	A++ (Superior)	71.3	3.9%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	61.6	3.4%
All other reinsurers		822.4	44.8%
Total reinsurance recoverables, before allowance for credit losses(4)		$1,835.2	100.0%
Allowance for credit losses		(6.0)
Total		$1,829.2
Secured reinsurance recoverables(3)		$697.8	38.0%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 71 percent of our reinsurance recoverables balance as of March 31, 2021 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$7.9	$—
Beginning balance - cumulative effect of an accounting change	—	3.3
Provision for credit losses	(1.9)	3.5
Charge-offs	—	—
Recoveries	—	—
Ending balance	$6.0	$6.8

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Reserves as of January 1	$12,970.6	$11,928.4
Less: reinsurance recoverables(1)	1,703.7	1,583.9
Net reserves as of January 1	11,266.9	10,344.5

Incurred loss and LAE, net of reinsurance, related to:
Current year	1,168.2	1,086.4
Prior years	(56.1)	(59.0)
Total incurred loss and LAE, net of reinsurance	1,112.1	1,027.4

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	87.4	87.3
Prior years	766.8	770.2
Total paid loss and LAE, net of reinsurance	854.2	857.5

Foreign currency exchange rate effect	29.5	(7.5)

Net reserves as of March 31	11,554.3	10,506.9
Reinsurance recoverables as of March 31(1)	1,738.7	1,559.5
Reserves as of March 31	$13,293.0	$12,066.4

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of March 31, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in first three months of 2021, partially offset by payments on catastrophe losses incurred primarily in 2017 through 2020, and net favorable prior accident year loss reserve development. Catastrophe losses incurred in 2020 and prior accident year loss reserve development in the first three months of 2021 include amounts related to the COVID-19 global pandemic (the “Pandemic”); See Note 9(a) of this Form 10-Q for additional information.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events (excluding Pandemic)	$(4.5)	(1)	$(32.3)	(2)
Pandemic	29.8		—
Non-catastrophe	(11.5)	(3)	(14.4)	(4)
Total	13.8		(46.7)
Casualty & other:
Catastrophe events (excluding Pandemic)	(1.3)		1.4
Pandemic	(11.8)		—
Non-catastrophe	(54.2)	(5)	(12.4)	(6)
Total	(67.3)		(11.0)
Total Reinsurance Segment	(53.5)		(57.7)

Insurance Segment
RSUI:
Casualty	(1.1)	(7)	(1.0)	(8)
Property and other	(1.6)	(9)	(0.5)	(10)
Total	(2.7)		(1.5)
CapSpecialty	0.1	(11)	0.2	(12)
Total incurred related to prior years	$(56.1)		$(59.0)

(1)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Michael in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Laura in the 2020 accident year.

(2)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and catastrophes in the 2018 accident year.
(3)	Primarily reflects favorable prior accident year loss reserve development in the 2020 accident year.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.
(5)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and prior accident years and shorter-tailed lines of business in the 2019 and 2020 accident years, partially offset by unfavorable development in certain longer- and shorter-tailed lines of business in the 2018 accident year.

(6)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2019 accident years.

(7)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2013 accident year.

(8)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

(9)

Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.

(10)

Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2017 accident year.

(11)	Primarily reflects unfavorable prior accident year loss reserve development related to several casualty lines of business.
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

The effective tax rate on earnings before income taxes for the first three months of 2021 was 19.8 percent compared with 22.4 percent for the first three months of 2020. The effective tax rate in the first three months of 2020 was calculated based on actual results through March 31, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. The decrease in the effective tax rate in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of the CARES Act in the first quarter of 2020.

Alleghany believes that, as of March 31, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2021.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of March 31, 2021, Alleghany had $369.2 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Shares repurchased	103,025	62,540
Cost of shares repurchased (in millions)	$63.2	$44.3
Average price per share repurchased	$613.36	$707.84

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the three months ended March 31, 2021 and 2020 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2021	$564.9	$(99.4)	$(13.1)	$452.4
Other comprehensive income (loss), net of tax:
Other comprehensive (loss) income before reclassifications	(217.9)	2.5	(1.0)	(216.4)
Reclassifications from accumulated other comprehensive income	(11.8)	—	—	(11.8)
Total	(229.7)	2.5	(1.0)	(228.2)
Balance as of March 31, 2021	$335.2	$(96.9)	$(14.1)	$224.2

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive (loss) income before reclassifications	(276.6)	(13.7)	0.5	(289.8)
Reclassifications from accumulated other comprehensive income	(10.9)	—	—	(10.9)
Total	(287.5)	(13.7)	0.5	(300.7)
Balance as of March 31, 2020	$33.5	$(135.5)	$(27.4)	$(129.4)

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income (loss) attributable to Alleghany stockholders during the three months ended March 31, 2021 and 2020:

Accumulated Other		Three Months Ended March 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2021	2020
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(12.9)	$(45.1)
	Change in allowance for credit losses on available for sale securities	(2.0)	31.4
	Income taxes	3.1	2.8
Total reclassifications:	Net (earnings) losses	$(11.8)	$(10.9)

(1)

For the three months ended March 31, 2020, excludes: (i) a $7.1 million realized loss as a result of an early redemption of debt (Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information); (ii) $30.0 million of impairment charges from a write-down of SORC oil field assets; and (iii) a $5.0 million realized gain resulting from a reduction of certain PCT contingent consideration liabilities (see Note 3(e) of this Form 10-Q for additional information).

(c) Special Dividend

In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, Alleghany paid dividends to stockholders totaling $215.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$230.0	$(361.2)
Effect of dilutive securities	(0.8)	(3.0)
Income available to common stockholders for diluted earnings per share	$229.2	$(364.2)

Weighted average common shares outstanding applicable to basic earnings per share	13,989,410	14,340,669
Effect of dilutive securities	9,576	15,439
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	13,998,986	14,356,108

Contingently issuable shares(1)	40,789	18,703

(1)

Contingently issuable shares were potentially available in the periods presented, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) The Pandemic

The Pandemic has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. Although vaccine rollouts continue, Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at its reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

(b) Legal Proceedings

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

(c) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancelable lease agreements that expire at various dates in future years. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases. Additional information about leases can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K.

(d) Hotel Development Commitments

Commencing in 2020, Alleghany Capital invested $0.8 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of March 31, 2021, Alleghany guaranteed up to $5.3 million of debt of these entities to certain third-party lenders, for which Alleghany receives a fee.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital.

Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K.

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

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level, which include hotel development projects. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and Wilbert. Non-industrial operations are conducted through IPS, Jazwares and Concord.

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. Corporate activities also include the elimination of minor activity between segments.

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K.

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three months ended March 31, 2021 and 2020:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2021	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$565.3	$972.9	$1,538.2	$420.9	$102.2	$523.1	$2,061.3	$—	$2,061.3	$(10.9)	$2,050.4
Net premiums written	459.0	935.9	1,394.9	272.5	87.4	359.9	1,754.8	—	1,754.8	—	1,754.8
Net premiums earned	371.3	858.6	1,229.9	283.6	91.3	374.9	1,604.8	—	1,604.8	—	1,604.8
Net loss and LAE	323.5	525.4	848.9	208.2	55.0	263.2	1,112.1	—	1,112.1	—	1,112.1
Commissions, brokerage and other underwriting expenses	109.2	266.8	376.0	64.1	35.9	100.0	476.0	—	476.0	—	476.0
Underwriting (loss) profit(2)	$(61.4)	$66.4	$5.0	$11.3	$0.4	$11.7	16.7	—	16.7	—	16.7
Net investment income							123.1	—	123.1	30.4	153.5
Change in the fair value of equity securities							85.3	—	85.3	27.4	112.7
Net realized capital gains							10.5	0.9	11.4	1.5	12.9
Change in allowance for credit losses on available for sale securities							1.9	—	1.9	0.1	2.0
Noninsurance revenue							8.6	759.1	767.7	0.1	767.8
Other operating expenses							14.4	709.2	723.6	0.3	723.9
Corporate administration							(0.5)	—	(0.5)	10.1	9.6
Amortization of intangible assets							0.2	11.3	11.5	—	11.5
Interest expense							6.8	3.8	10.6	13.1	23.7
Earnings before income taxes							$225.2	$35.7	$260.9	$36.0	$296.9

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2020	Property	Casualty & other (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$412.6	$914.9	$1,327.5	$365.9	$85.5	$451.4	$1,778.9	$—	$1,778.9	$(8.3)	$1,770.6
Net premiums written	312.9	898.1	1,211.0	244.5	78.2	322.7	1,533.7	—	1,533.7	—	1,533.7
Net premiums earned	321.4	811.7	1,133.1	229.4	81.9	311.3	1,444.4	—	1,444.4	—	1,444.4
Net loss and LAE	247.9	614.3	862.2	116.0	49.2	165.2	1,027.4	—	1,027.4	—	1,027.4
Commissions, brokerage and other underwriting expenses	105.4	244.4	349.8	57.8	33.8	91.6	441.4	—	441.4	—	441.4
Underwriting (loss) profit(2)	$(31.9)	$(47.0)	$(78.9)	$55.6	$(1.1)	$54.5	(24.4)	—	(24.4)	—	(24.4)
Net investment income							109.7	1.8	111.5	0.5	112.0
Change in the fair value of equity securities							(521.6)	—	(521.6)	(1.4)	(523.0)
Net realized capital gains							45.1	4.9	50.0	(37.0)	13.0
Change in allowance for credit losses on available for sale securities							(30.7)	—	(30.7)	(0.7)	(31.4)
Noninsurance revenue							7.4	457.3	464.7	3.2	467.9
Other operating expenses							9.9	450.7	460.6	6.1	466.7
Corporate administration							(2.0)	—	(2.0)	(12.3)	(14.3)
Amortization of intangible assets							0.4	9.2	9.6	—	9.6
Interest expense							6.7	3.8	10.5	7.8	18.3
Earnings (losses) before income taxes							$(429.5)	$0.3	$(429.2)	$(37.0)	$(466.2)

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of March 31, 2021:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$18,384.7	$14,662.6	$5,251.9
Insurance segment	7,477.3	5,452.1	2,522.4
Subtotal	25,862.0	20,114.7	7,774.3
Alleghany Capital	2,509.1	92.8	1,077.8
Total segments	28,371.1	20,207.5	8,852.1
Corporate activities	1,014.8	991.0	(156.2)
Consolidated	$29,385.9	$21,198.5	$8,695.9

The debt associated with Alleghany Capital’s operating subsidiaries totaled $501.3 million and $556.9 million as of March 31, 2021 and December 31, 2020, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of March 31, 2021, the $501.3 million included:

•

$201.5 million of borrowings by Jazwares under its available credit facilities to support its seasonal working capital requirements and borrowings incurred and assumed from its acquisitions in 2019 and 2020;

•	$92.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in 2018;
•	$72.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$67.2 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;

•	$40.9 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in 2019; and
•

$26.6 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019.

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

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Industrial(1)	$404.4	$242.5
Non-Industrial(2)	354.7	214.7
Corporate & other	—	0.1
Alleghany Capital	$759.1	$457.3

(1)	For the three months ended March 31, 2021 and 2020, the vast majority of industrial noninsurance revenues were recognized as goods and services transferred to customers over time.
(2)

For the three months ended March 31, 2021 and 2020, approximately 63 percent and 82 percent, respectively, of non-industrial noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2020, or the “2020 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2020 Form 10-K, respectively.

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

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in the 2020 Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of the 2020 Form 10-K for additional information.

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

•	Net earnings attributable to Alleghany stockholders were $230.0 million in the first quarter of 2021, compared with net losses of $361.2 million in the first quarter of 2020.
•	Net investment income increased by 37.1 percent in the first quarter of 2021 from the first quarter of 2020.
•	Net premiums written increased by 14.4 percent in the first quarter of 2021 from the first quarter of 2020.
•	Underwriting profit was $16.7 million in the first quarter of 2021, compared with underwriting loss of $24.4 million in the first quarter of 2020.
•	The combined ratio for our reinsurance and insurance segments was 99.0 percent in the first quarter of 2021, compared with 101.7 percent in the first quarter of 2020.
•

Catastrophe losses, net of reinsurance and including current accident year losses from the Pandemic, as defined below, were $180.9 million in the first quarter of 2021, compared with $181.6 million in the first quarter of 2020.

•

Net favorable prior accident year loss reserve development, including prior accident year losses from the Pandemic, as defined below, was $56.1 million in the first quarter of 2021, compared with $59.0 million in the first quarter of 2020.

•	Noninsurance revenue for Alleghany Capital was $759.1 million in the first quarter of 2021, compared with $457.3 million in the first quarter of 2020.
•

Earnings before income taxes for Alleghany Capital were $35.7 million in the first quarter of 2021, compared with $0.3 million in the first quarter of 2020. Adjusted earnings before income taxes were $46.1 million in the first quarter of 2021, compared with $4.6 million in the first quarter of 2020.

As of March 31, 2021, we had total assets of $29.4 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.7 billion. As of March 31, 2021, we had consolidated total investments of approximately $20.0 billion, consisting of $15.0 billion invested in debt securities, $3.3 billion invested in equity securities, $0.6 billion invested in commercial mortgage loans, $0.6 billion invested in short-term investments and $0.5 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our investment portfolio in the first quarter of 2020. These impacts are more fully described below and throughout our 2020 Form 10-K.

Since early 2020, our reinsurance and insurance segments have incurred significant losses from the Pandemic to date through March 31, 2021 (in total $433.2 million), which included $18.0 million of unfavorable prior accident year Pandemic loss reserve development at TransRe in the first quarter of 2021, and $152.9 million of Pandemic-related catastrophe losses at TransRe in the first quarter of 2020. The Pandemic losses incurred at TransRe included those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, the accident and health and trade credit lines of business. Our Pandemic loss estimates were based on information available at the time to us, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment.  Our loss estimates for Pandemic losses do not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although they do reflect provisions for related legal expenses. Although vaccine rollouts continue, we cannot reasonably estimate the length or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows. Such potential adverse impacts of a prolonged Pandemic on our operations, financial position and cash flows include further declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from event cancellation and other coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

Aside from the Pandemic, our reinsurance and insurance segments incurred $180.6 million of catastrophe losses in the first quarter of 2021 from Winter Storm Uri and other storms, collectively referred to herein as the “Winter Storms,” which caused widespread property damage, flooding and extended power outages in February 2021, primarily in Texas. Our loss estimate for this catastrophe was based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses to the extent covered by applicable policies, and other factors requiring considerable judgment.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Revenues
Net premiums earned	$1,604.8	$1,444.4
Net investment income	153.5	112.0
Change in the fair value of equity securities	112.7	(523.0)
Net realized capital gains	12.9	13.0
Change in allowance for credit losses on available for sale securities	2.0	(31.4)
Noninsurance revenue	767.8	467.9
Total revenues	2,653.7	1,482.9

Costs and Expenses
Net loss and loss adjustment expenses	1,112.1	1,027.4
Commissions, brokerage and other underwriting expenses	476.0	441.4
Other operating expenses	723.9	466.7
Corporate administration	9.6	(14.3)
Amortization of intangible assets	11.5	9.6
Interest expense	23.7	18.3
Total costs and expenses	2,356.8	1,949.1

Earnings (losses) before income taxes	296.9	(466.2)
Income taxes	58.8	(104.7)
Net earnings (losses)	238.1	(361.5)
Net earnings (losses) attributable to noncontrolling interests	8.1	(0.3)
Net earnings (losses) attributable to Alleghany stockholders	$230.0	$(361.2)

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three months ended March 31, 2021 and 2020:

	Segments
Three Months Ended March 31, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,538.2	$523.1	$2,061.3	$—	$2,061.3	$(10.9)	$2,050.4
Net premiums written	1,394.9	359.9	1,754.8	—	1,754.8	—	1,754.8

Net premiums earned	1,229.9	374.9	1,604.8	—	1,604.8	—	1,604.8
Net loss and LAE:
Current year (excluding catastrophe losses)	802.7	184.6	987.3	—	987.3	—	987.3
Current year catastrophe losses(2)	99.7	81.2	180.9	—	180.9	—	180.9
Prior years(2)	(53.5)	(2.6)	(56.1)	—	(56.1)	—	(56.1)
Total net loss and LAE	848.9	263.2	1,112.1	—	1,112.1	—	1,112.1
Commissions, brokerage and other underwriting expenses	376.0	100.0	476.0	—	476.0	—	476.0
Underwriting profit(3)	$5.0	$11.7	16.7	—	16.7	—	16.7
Net investment income			123.1	—	123.1	30.4	153.5
Change in the fair value of equity securities			85.3	—	85.3	27.4	112.7
Net realized capital gains			10.5	0.9	11.4	1.5	12.9
Change in allowance for credit losses on available for sale securities			1.9	—	1.9	0.1	2.0
Noninsurance revenue			8.6	759.1	767.7	0.1	767.8
Other operating expenses			14.4	709.2	723.6	0.3	723.9
Corporate administration			(0.5)	—	(0.5)	10.1	9.6
Amortization of intangible assets			0.2	11.3	11.5	—	11.5
Interest expense			6.8	3.8	10.6	13.1	23.7
Earnings before income taxes			$225.2	$35.7	$260.9	$36.0	$296.9

Loss ratio(4):
Current year (excluding catastrophe losses)	65.2%	49.2%	61.5%
Current year catastrophe losses	8.1%	21.7%	11.3%
Prior years	(4.3%)	(0.7%)	(3.5%)
Total net loss and LAE	69.0%	70.2%	69.3%
Expense ratio(5)	30.6%	26.7%	29.7%
Combined ratio(6)	99.6%	96.9%	99.0%

	Segments
Three Months Ended March 31, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,327.5	$451.4	$1,778.9	$—	$1,778.9	$(8.3)	$1,770.6
Net premiums written	1,211.0	322.7	1,533.7	—	1,533.7	—	1,533.7

Net premiums earned	1,133.1	311.3	1,444.4	—	1,444.4	—	1,444.4
Net loss and LAE:
Current year (excluding catastrophe losses)	747.7	157.1	904.8	—	904.8	—	904.8
Current year catastrophe losses(2)	172.2	9.4	181.6	—	181.6	—	181.6
Prior years(2)	(57.7)	(1.3)	(59.0)	—	(59.0)	—	(59.0)
Total net loss and LAE	862.2	165.2	1,027.4	—	1,027.4	—	1,027.4
Commissions, brokerage and other underwriting expenses	349.8	91.6	441.4	—	441.4	—	441.4
Underwriting (loss) profit(3)	$(78.9)	$54.5	(24.4)	—	(24.4)	—	(24.4)
Net investment income			109.7	1.8	111.5	0.5	112.0
Change in the fair value of equity securities			(521.6)	—	(521.6)	(1.4)	(523.0)
Net realized capital gains			45.1	4.9	50.0	(37.0)	13.0
Change in allowance for credit losses on available for sale securities			(30.7)	—	(30.7)	(0.7)	(31.4)
Noninsurance revenue			7.4	457.3	464.7	3.2	467.9
Other operating expenses			9.9	450.7	460.6	6.1	466.7
Corporate administration			(2.0)	—	(2.0)	(12.3)	(14.3)
Amortization of intangible assets			0.4	9.2	9.6	—	9.6
Interest expense			6.7	3.8	10.5	7.8	18.3
(Losses) earnings before income taxes			$(429.5)	$0.3	$(429.2)	$(37.0)	$(466.2)

Loss ratio(4):
Current year (excluding catastrophe losses)	66.0%	50.5%	62.6%
Current year catastrophe losses	15.2%	3.0%	12.6%
Prior years	(5.1%)	(0.4%)	(4.1%)
Total net loss and LAE	76.1%	53.1%	71.1%
Expense ratio(5)	30.9%	29.4%	30.6%
Combined ratio(6)	107.0%	82.5%	101.7%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)

Prior years in the three months ended March 31, 2021 includes $18.0 million of unfavorable prior accident year Pandemic loss reserve development at our reinsurance segment. Current year catastrophe losses in the three months ended March 31, 2020 includes $152.9 million of Pandemic-related losses incurred at our reinsurance segment.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

Premiums. The following table presents our consolidated premiums:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Premiums written:
Gross premiums written	$2,050.4	$1,770.6	15.8%
Net premiums written	1,754.8	1,533.7	14.4%
Net premiums earned	1,604.8	1,444.4	11.1%

The increase in gross premiums written in the first quarter of 2021 from the first quarter of 2020 is attributable to growth at our reinsurance and insurance segments. The increase at our reinsurance segment primarily reflects improving rates overall and growth in various professional liability and the agriculture lines of business in the U.S., and, to a lesser extent, the impact of changes in foreign exchange rates. Gross premiums written from a certain large whole account quota share treaty, or the “Quota Share Treaty,” were $173.5 million in the first quarter of 2021 compared with $169.2 million in the first quarter of 2020. The increase in insurance segment gross premiums written in 2021 from 2020 primarily reflects growth in most of RSUI’s lines of business due to increases in business opportunities, higher rates and improved general market conditions.

The increase in net premiums earned in the first quarter of 2021 from the first quarter of 2020 reflects growth in reinsurance and insurance segment gross premiums written in recent quarters, partially offset by higher ceded premiums earned.

A detailed comparison of premiums by segment for the first quarter of 2021 and 2020 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$987.3	$904.8	9.1%
Current year catastrophe losses	180.9	181.6	(0.4%)
Prior years	(56.1)	(59.0)	(4.9%)
Total net loss and LAE	$1,112.1	$1,027.4	8.2%

Loss ratio:
Current year (excluding catastrophe losses)	61.5%	62.6%
Current year catastrophe losses	11.3%	12.6%
Prior years	(3.5%)	(4.1%)
Total net loss and LAE	69.3%	71.1%

The increase in net loss and LAE in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of an increase in net premiums, as discussed above, partially offset by a modestly lower overall loss ratio.

A detailed comparison of net loss and LAE by segment for the first quarter of 2021 and 2020 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$476.0	$441.4	7.8%

Expense ratio	29.7%	30.6%

The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation expense accruals, partially offset by lower overall commission rates at RSUI.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the first quarter of 2021 and 2020 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Underwriting profit (loss)	$16.7	$(24.4)	(168.4%)

Combined ratio	99.0%	101.7%

The underwriting profit in the first quarter of 2021 compared with the underwriting loss in the first quarter of 2020 primarily reflects an increase in net premiums earned and lower overall loss and commission ratios, all as discussed above.

A detailed comparison of underwriting profit by segment for the first quarter of 2021 and 2020 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Net investment income	$153.5	$112.0	37.1%
Change in the fair value of equity securities	112.7	(523.0)	(121.5%)
Net realized capital gains	12.9	13.0	(0.8%)
Change in allowance for credit losses on available for sale securities	2.0	(31.4)	(106.4%)

The increase in net investment income in the first quarter of 2021 from the first quarter of 2020 primarily reflects higher partnership income and, to a lesser extent, higher dividend income, partially offset by lower interest income. Our partnership income in the first quarter of 2021 included appreciation in a certain partnership that has exposure to cryptocurrencies, and our partnership income in the first quarter of 2020 reflected the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships. The increase in dividend income reflects an increased allocation to higher-yielding stocks. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investment and floating-rate debt securities.

The change in the fair value of equity securities in the first quarter of 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the financial, healthcare and industrial sectors. The change in the fair value of equity securities in the first quarter of 2020 reflects significant depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions.

Net realized capital gains in the first quarter of 2021 primarily reflect the sale of debt securities. Net realized capital gains in the first quarter of 2020 primarily reflect the sale of debt securities and a $5.0 million realized gain from a reduction of certain contingent consideration liabilities, partially offset by a $30.0 million impairment charge from a write-down of certain SORC oil field assets arising from a significant decline in energy prices as of March 31, 2020 and a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020.

The change in allowance for credit losses on available-for-sale, or “AFS,” securities in the first quarter of 2021 reflects a $2.0 million reduction of credit losses on AFS securities, primarily from debt security sales.  The change in allowance for credit losses on AFS securities in the first quarter of 2020 reflects $31.4 million of unrealized losses on debt securities related to significant, Pandemic-driven declines in fair value as of March 31, 2020.

A detailed comparison of investment results for the first quarter of 2021 and 2020 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Noninsurance revenue	$767.8	$467.9	64.1%

Other operating expenses	723.9	466.7	55.1%
Corporate administration	9.6	(14.3)	(167.1%)
Amortization of intangible assets	11.5	9.6	19.8%
Interest expense	23.7	18.3	29.5%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also includes long-term incentive compensation accruals at our reinsurance and insurance segments, which totaled $13.1 million and $1.2 million in the first quarter of 2021 and 2020, respectively. The increase in long-term incentive compensation accruals at our reinsurance and insurance segments in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact on expected payouts from the first quarter of 2020 being significantly reduced by depreciation in the value of our equity and debt securities portfolio as a result of market disruptions caused by the Pandemic.

The increases in noninsurance revenue and other operating expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflect higher revenue at Jazwares, W&W|AFCO Steel and IPS as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The increase in other operating expenses in the first quarter of 2021 from the first quarter of 2020 also reflect an increase in long-term incentive compensation accruals at our reinsurance and insurance segments, as discussed above, as well as Alleghany Capital’s corporate operations.

Corporate administration. The corporate administration expense in the first quarter of 2021 compared with the negative corporate administration expense in the first quarter of 2020 reflects significantly higher Alleghany parent company long-term incentive compensation accruals. Long-term incentive compensation accruals reflect modest appreciation in Alleghany stock price and modest net depreciation in our consolidated investment securities portfolio in the first quarter of 2021, compared with significant, Pandemic-driven depreciation of both Alleghany stock price and the value of our consolidated investment securities portfolio in the first quarter of 2020.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2021 from the first quarter of 2020 primarily reflects the April 1, 2020 Kelly Toy Holdings LLC, or “Kelly Toy,” acquisition by Jazwares, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results.

Interest expense. The increase in interest expense in the first quarter of 2021 from the first quarter of 2020 primarily reflects the issuance of certain Alleghany senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information.

A detailed comparison of noninsurance revenue and expenses for the first quarter of 2021 and 2020 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Income taxes	$58.8	$(104.7)	(156.2%)

Effective tax rate	19.8%	22.4%

The Coronavirus Aid, Relief and Economic Security Act, or the “CARES Act,” was signed into law on March 27, 2020.  Among other provisions, the CARES Act delayed certain employer payroll tax remittance deadlines and created or expanded certain income tax credits and loss carryback provisions and, as a result, we recorded a $6.9 million tax benefit as of March 31, 2020.

The income tax expense in the first quarter of 2021 compared with the income tax benefit in the first quarter of 2020 reflects earnings before income taxes compared with losses before income taxes in the first quarter of 2020, as further discussed below and, to a lesser extent, the impact of the CARES Act. The decrease in the effective tax rate in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of the CARES Act in the first quarter of 2020.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Earnings (losses) before income taxes	$296.9	$(466.2)	(163.7%)
Net earnings (losses) attributable to noncontrolling interests	8.1	(0.3)	(2,800.0%)
Net earnings (losses) attributable to Alleghany stockholders	230.0	(361.2)	(163.7%)

The earnings before income taxes and net earnings attributable to Alleghany stockholders in the first quarter of 2021 compared with the losses before income taxes and net losses attributable to Alleghany stockholders in the first quarter of 2020 primarily reflect the impact of appreciation in the value of our equity securities portfolio in the first quarter of 2021 compared with significant, Pandemic-driven depreciation in the first quarter of 2020, all as discussed above.

The net earnings attributable to noncontrolling interests in the first quarter of 2021 compared to net losses attributable to noncontrolling interests in the first quarter of 2020 primarily reflects significantly improved results at Jazwares, W&W|AFCO Steel and IPS.

Reinsurance Segment Underwriting Results

The reinsurance segment is composed of TransRe’s property and casualty & other lines of business. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2020 Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended March 31, 2021	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$565.3	$972.9	$1,538.2
Net premiums written	459.0	935.9	1,394.9

Net premiums earned	371.3	858.6	1,229.9
Net loss and LAE:
Current year (excluding catastrophe losses)	212.3	590.4	802.7
Current year catastrophe losses	97.4	2.3	99.7
Prior years	13.8	(67.3)	(53.5)
Total net loss and LAE	323.5	525.4	848.9
Commissions, brokerage and other underwriting expenses	109.2	266.8	376.0
Underwriting (loss) profit(2)	$(61.4)	$66.4	$5.0

Loss ratio(3):
Current year (excluding catastrophe losses)	57.2%	68.8%	65.2%
Current year catastrophe losses	26.2%	0.3%	8.1%
Prior years	3.7%	(7.9%)	(4.3%)
Total net loss and LAE	87.1%	61.2%	69.0%
Expense ratio(4)	29.4%	31.1%	30.6%
Combined ratio(5)	116.5%	92.3%	99.6%

Three Months Ended March 31, 2020	Property	Casualty & other(1)	Total
	($ in millions)
Gross premiums written	$412.6	$914.9	$1,327.5
Net premiums written	312.9	898.1	1,211.0

Net premiums earned	321.4	811.7	1,133.1
Net loss and LAE:
Current year (excluding catastrophe losses)	174.7	573.0	747.7
Current year catastrophe losses	119.9	52.3	172.2
Prior years	(46.7)	(11.0)	(57.7)
Total net loss and LAE	247.9	614.3	862.2
Commissions, brokerage and other underwriting expenses	105.4	244.4	349.8
Underwriting (loss)(2)	$(31.9)	$(47.0)	$(78.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.4%	70.6%	66.0%
Current year catastrophe losses	37.3%	6.4%	15.2%
Prior years	(14.5%)	(1.4%)	(5.1%)
Total net loss and LAE	77.2%	75.6%	76.1%
Expense ratio(4)	32.8%	30.1%	30.9%
Combined ratio(5)	110.0%	105.7%	107.0%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$565.3	$412.6	37.0%
Net premiums written	459.0	312.9	46.7%
Net premiums earned	371.3	321.4	15.5%
Casualty & other
Premiums written:
Gross premiums written	$972.9	$914.9	6.3%
Net premiums written	935.9	898.1	4.2%
Net premiums earned	858.6	811.7	5.8%
Total
Premiums written:
Gross premiums written	$1,538.2	$1,327.5	15.9%
Net premiums written	1,394.9	1,211.0	15.2%
Net premiums earned	1,229.9	1,133.1	8.5%

Property. The increase in gross premiums written in the first quarter of 2021 from the first quarter of 2020 primarily reflects generally improving rates and growth in non-catastrophe property lines and in particular, the agriculture lines of business, in the U.S., and, to a lesser extent, the impact of changes in foreign exchange rates. Gross premiums written related to the Quota Share Treaty were $82.8 million and $72.3 million in the first quarter of 2021 and 2020, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 35.2 percent in the first quarter of 2021 from the first quarter of 2020.

The increase in net premiums earned in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 13.5 percent in the first quarter of 2021 from the first quarter of 2020.

Casualty & other. The increase in gross premiums written in the first quarter of 2021 from the first quarter of 2020 primarily reflects improving rates overall and growth in various professional liability lines of business in the U.S., and, to a lesser extent, the impact of changes in foreign exchange rates, partially offset by a decrease in automobile-related business and the accident and health lines of business. Gross premiums written related to the Quota Share Treaty were $90.7 million and $96.9 million in the first quarter of 2021 and 2020, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 5.0 percent in the first quarter of 2021 from the first quarter of 2020.

The increase in net premiums earned in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned from expanded retrocessional coverage. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 4.4 percent in the first quarter of 2021 from the first quarter of 2020.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$212.3	$174.7	21.5%
Current year catastrophe losses	97.4	119.9	(18.8%)
Prior years	13.8	(46.7)	(129.6%)
Total net loss and LAE	$323.5	$247.9	30.5%

Loss ratio:
Current year (excluding catastrophe losses)	57.2%	54.4%
Current year catastrophe losses	26.2%	37.3%
Prior years	3.7%	(14.5%)
Total net loss and LAE	87.1%	77.2%
Casualty & other
Net loss and LAE:
Current year (excluding catastrophe losses)	$590.4	$573.0	3.0%
Current year catastrophe losses	2.3	52.3	(95.6%)
Prior years	(67.3)	(11.0)	511.8%
Total net loss and LAE	$525.4	$614.3	(14.5%)

Loss ratio:
Current year (excluding catastrophe losses)	68.8%	70.6%
Current year catastrophe losses	0.3%	6.4%
Prior years	(7.9%)	(1.4%)
Total net loss and LAE	61.2%	75.6%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$802.7	$747.7	7.4%
Current year catastrophe losses	99.7	172.2	(42.1%)
Prior years	(53.5)	(57.7)	(7.3%)
Total net loss and LAE	$848.9	$862.2	(1.5%)

Loss ratio:
Current year (excluding catastrophe losses)	65.2%	66.0%
Current year catastrophe losses	8.1%	15.2%
Prior years	(4.3%)	(5.1%)
Total net loss and LAE	69.0%	76.1%

Property. The increase in net loss and LAE in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned and Pandemic-driven unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in the first quarter of 2020, partially offset by lower catastrophe losses.

Catastrophe losses in the first quarter of 2021 related to the Winter Storms. Catastrophe losses in the first quarter of 2020 consisted of $100.6 million of Pandemic-related catastrophe losses, as discussed above, and $19.3 million from an earthquake in Puerto Rico.

Net loss and LAE in the first quarter of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2021		2020
	($ in millions)
Catastrophe events (excluding Pandemic)	$(4.5)	(1)	$(32.3)	(2)
Pandemic	29.8		—
Non-catastrophe	(11.5)	(3)	(14.4)	(4)
Total	$13.8		$(46.7)

(1)

Primarily reflects favorable prior accident year loss reserve development related to Hurricane Michael in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Laura in the 2020 accident year.

(2)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and catastrophes in the 2018 accident year.
(3)	Primarily reflects favorable prior accident year loss reserve development in the 2020 accident year.
(4)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.

The unfavorable prior accident year loss reserve development in the first quarter of 2021 and favorable prior accident year loss reserve development 2020 reflects unfavorable and favorable loss emergence, respectively, compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first quarter of 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2021.

Casualty & other. The decrease in net loss and LAE in the first quarter of 2021 from the first quarter of 2020 primarily reflects lower catastrophe losses and higher favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned.

Catastrophe losses in the first quarter of 2021 related to the Winter Storms. Catastrophe losses in the first quarter of 2020 consisted of $52.3 million of Pandemic-related losses impacting the casualty lines of business.

Net loss and LAE in the first quarter of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2021		2020
	($ in millions)
Catastrophe events (excluding Pandemic)	$(1.3)		$1.4
Pandemic	(11.8)		—
Non-catastrophe	(54.2)	(1)	(12.4)	(2)
Total	$(67.3)		$(11.0)

(1)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and prior accident years and shorter-tailed lines of business in the 2019 and 2020 accident years, partially offset by unfavorable development in certain longer- and shorter-tailed lines of business in the 2018 accident year.

(2)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2013 and earlier accident years, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2019 accident years.

The favorable prior accident year loss reserve development in the first quarter of 2021 and 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2021.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$109.2	$105.4	3.6%

Expense ratio	29.4%	32.8%

Casualty & other
Commissions, brokerage and other underwriting expenses	$266.8	$244.4	9.2%

Expense ratio	31.1%	30.1%

Total
Commissions, brokerage and other underwriting expenses	$376.0	$349.8	7.5%

Expense ratio	30.6%	30.9%

Property. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned, as discussed above, and higher annual incentive accruals, partially offset by lower overall commission rates.

Casualty & other. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned, as discussed above, and higher annual incentive compensation accruals.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Property
Underwriting (loss)	$(61.4)	$(31.9)	92.5%

Combined ratio	116.5%	110.0%

Casualty & other
Underwriting profit (loss)	$66.4	$(47.0)	(241.3%)

Combined ratio	92.3%	105.7%

Total
Underwriting profit (loss)	$5.0	$(78.9)	(106.3%)

Combined ratio	99.6%	107.0%

Property. The increase in underwriting loss in the first quarter of 2021 from the first quarter of 2020 primarily reflects Pandemic-driven unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in the first quarter of 2020, as discussed above.

Casualty & other. The underwriting profit in the first quarter of 2021 compared with the underwriting loss in the first quarter of 2020 primarily reflects lower catastrophe losses and higher favorable prior accident year loss reserve development, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2020 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended March 31, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$420.9	$102.2	$523.1
Net premiums written	272.5	87.4	359.9

Net premiums earned	283.6	91.3	374.9
Net loss and LAE:
Current year (excluding catastrophe losses)	130.8	53.8	184.6
Current year catastrophe losses	80.1	1.1	81.2
Prior years	(2.7)	0.1	(2.6)
Total net loss and LAE	208.2	55.0	263.2
Commissions, brokerage and other underwriting expenses	64.1	35.9	100.0
Underwriting profit(1)	$11.3	$0.4	$11.7

Loss ratio(2):
Current year (excluding catastrophe losses)	46.2%	58.9%	49.2%
Current year catastrophe losses	28.2%	1.2%	21.7%
Prior years	(1.0%)	0.1%	(0.7%)
Total net loss and LAE	73.4%	60.2%	70.2%
Expense ratio(3)	22.6%	39.4%	26.7%
Combined ratio(4)	96.0%	99.6%	96.9%

Three Months Ended March 31, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$365.9	$85.5	$451.4
Net premiums written	244.5	78.2	322.7

Net premiums earned	229.4	81.9	311.3
Net loss and LAE:
Current year (excluding catastrophe losses)	108.2	48.9	157.1
Current year catastrophe losses	9.3	0.1	9.4
Prior years	(1.5)	0.2	(1.3)
Total net loss and LAE	116.0	49.2	165.2
Commissions, brokerage and other underwriting expenses	57.8	33.8	91.6
Underwriting profit (loss)(1)	$55.6	$(1.1)	$54.5

Loss ratio(2):
Current year (excluding catastrophe losses)	47.2%	59.8%	50.5%
Current year catastrophe losses	4.1%	0.0%	3.0%
Prior years	(0.7%)	0.3%	(0.4%)
Total net loss and LAE	50.6%	60.1%	53.1%
Expense ratio(3)	25.2%	41.2%	29.4%
Combined ratio(4)	75.8%	101.3%	82.5%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$420.9	$365.9	15.0%
Net premiums written	272.5	244.5	11.5%
Net premiums earned	283.6	229.4	23.6%
CapSpecialty
Premiums written:
Gross premiums written	$102.2	$85.5	19.5%
Net premiums written	87.4	78.2	11.8%
Net premiums earned	91.3	81.9	11.5%
Total
Premiums written:
Gross premiums written	$523.1	$451.4	15.9%
Net premiums written	359.9	322.7	11.5%
Net premiums earned	374.9	311.3	20.4%

RSUI. The increase in gross premiums written in the first quarter of 2021 from the first quarter of 2020 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the directors’ and officers’ liability, property, and umbrella/excess lines of business.

The increase in net premiums earned in the first quarter of 2021 from the first quarter of 2020 primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in the first quarter of 2021 from the first quarter of 2020 primarily reflects growth in the professional liability and other specialty casualty lines of business and, to a lesser extent, the impact of CapSpecialty’s purchases of certain renewal rights in May 2020 and growth in the surety lines of business, partially offset by a curtailment of certain unprofitable broker relationships. Growth in the professional liability and other specialty casualty lines of business reflect increases in business opportunities and higher rates.

The increase in net premiums earned in the first quarter of 2021 from the first quarter of 2020 primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned from higher reinsurance costs.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$130.8	$108.2	20.9%
Current year catastrophe losses	80.1	9.3	761.3%
Prior years	(2.7)	(1.5)	80.0%
Total net loss and LAE	$208.2	$116.0	79.5%

Loss ratio:
Current year (excluding catastrophe losses)	46.2%	47.2%
Current year catastrophe losses	28.2%	4.1%
Prior years	(1.0%)	(0.7%)
Total net loss and LAE	73.4%	50.6%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$53.8	$48.9	10.0%
Current year catastrophe losses	1.1	0.1	1,000.0%
Prior years	0.1	0.2	(50.0%)
Total net loss and LAE	$55.0	$49.2	11.8%

Loss ratio:
Current year (excluding catastrophe losses)	58.9%	59.8%
Current year catastrophe losses	1.2%	0.0%
Prior years	0.1%	0.3%
Total net loss and LAE	60.2%	60.1%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$184.6	$157.1	17.5%
Current year catastrophe losses	81.2	9.4	763.8%
Prior years	(2.6)	(1.3)	100.0%
Total net loss and LAE	$263.2	$165.2	59.3%

Loss ratio:
Current year (excluding catastrophe losses)	49.2%	50.5%
Current year catastrophe losses	21.7%	3.0%
Prior years	(0.7%)	(0.4%)
Total net loss and LAE	70.2%	53.1%

RSUI. The increase in net loss and LAE in the first quarter of 2021 from the first quarter of 2020 primarily reflects higher catastrophe losses and, to a lesser extent, the impact of higher net premiums earned, partially offset by a lower overall current accident year loss ratio (excluding catastrophe losses).

Catastrophe losses in the first quarter of 2021 primarily relate to $80.0 million from the Winter Storms. Catastrophe losses in the first quarter of 2020 primarily relate to a tornado in Tennessee and severe weather and flooding in the Southeastern U.S.

Net loss and LAE in the first quarter of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2021		2020
	($ in millions)
Casualty	$(1.1)	(1)	$(1.0)	(2)
Property and other	(1.6)	(3)	(0.5)	(4)
Total	$(2.7)		$(1.5)

(1)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2013 accident year.

(2)

Primarily reflects favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the professional liability lines of business in recent accident years.

(3)

Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.

(4)

Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2017 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2021 and 2020 reflect favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2021 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2021.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned and $0.9 million of catastrophe losses in the first quarter of 2021 from the Winter Storms, partially offset by a lower overall casualty loss ratio.

Net loss and LAE in the first quarter of 2021 includes modest unfavorable prior accident year loss reserve development in several casualty lines of business. Net loss and LAE in the first quarter of 2020 includes unfavorable prior accident year loss reserve development in certain specialty lines of business written through a program administrator in connection with a terminated program in the 2009 and 2010 accident years.  The unfavorable prior accident year loss reserve development in the first quarter of 2021 and 2020 reflects unfavorable loss emergence compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first quarter of 2021 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first quarter of 2021.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$64.1	$57.8	10.9%

Expense ratio	22.6%	25.2%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$35.9	$33.8	6.2%

Expense ratio	39.4%	41.2%

Total
Commissions, brokerage and other underwriting expenses	$100.0	$91.6	9.2%

Expense ratio	26.7%	29.4%

RSUI. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation expense accruals, partially offset by lower overall commission rates.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflects the impact of higher net premiums earned, as discussed above and, to a lesser extent, greater investments in technology and higher short-term incentive compensation expense accruals, partially offset by a reduction in travel and entertainment costs.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
RSUI
Underwriting profit	$11.3	$55.6	(79.7%)

Combined ratio	96.0%	75.8%

CapSpecialty
Underwriting profit (loss)	$0.4	$(1.1)	(136.4%)

Combined ratio	99.6%	101.3%

Total
Underwriting profit	$11.7	$54.5	(78.5%)

Combined ratio	96.9%	82.5%

RSUI. The decrease in underwriting profit in the first quarter of 2021 from the first quarter of 2020 primarily reflects higher catastrophe losses, as discussed above, partially offset by a lower expense ratio and a lower overall current accident year loss ratio (excluding catastrophe losses).

CapSpecialty. The underwriting profit in the first quarter of 2021 compared with the underwriting loss in the first quarter of 2020 primarily reflects a lower casualty loss ratio and a lower expense ratio, partially offset by higher catastrophe losses, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended March 31,		Percent
	2021	2020	Change
	($ in millions)
Net investment income	$123.1	$109.7	12.2%
Change in the fair value of equity securities	85.3	(521.6)	(116.4%)
Net realized capital gains	10.5	45.1	(76.7%)
Change in allowance for credit losses on available for sale securities	1.9	(30.7)	(106.2%)

Net investment income. The increase in net investment income in the first quarter of 2021 from the first quarter of 2020 primarily reflects higher partnership income and, to a lesser extent, higher dividend income, partially offset by lower interest income. Our partnership income in the first quarter of 2020 reflected the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships. The increase in dividend income reflects an increased allocation to higher-yielding stocks. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investment and floating-rate debt securities.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first quarter of 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the financial, healthcare and industrial sectors. The change in the fair value of equity securities in the first quarter of 2020 reflects significant depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions, as discussed above.

Net realized capital gains. The decrease in net realized capital gains in the first quarter of 2021 from the first quarter of 2020 primarily reflects lower gains from sales of debt securities.

Change in allowance for credit losses on available for sale securities. The change in allowance for credit losses on AFS in the first quarter of 2021 primarily reflects a $1.9 million reduction of credit losses on AFS securities from bond sales. The change in allowance for credit losses on AFS in the first quarter of 2020 reflects $30.7 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three months ended March 31, 2021.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel and Wilbert; (ii) non-industrial operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level, which include hotel development projects. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert were included in our consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting and was included in other assets.

The following table presents the results of the Alleghany Capital segment for the first three months of 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$404.4	$354.7	$—	$759.1	$242.5	$214.7	$0.1	$457.3
Net investment income	—	—	—	—	1.8	—	—	1.8
Net realized capital gains	0.1	0.8	—	0.9	5.1	(0.2)	—	4.9
Total revenues	$404.5	$355.5	$—	$760.0	$249.4	$214.5	$0.1	$464.0
Other operating expenses(1)	372.2	332.5	4.5	709.2	236.9	213.8	—	450.7
Amortization of intangible assets	4.0	7.3	—	11.3	3.3	5.9	—	9.2
Interest expense	2.0	1.8	—	3.8	2.0	2.4	(0.6)	3.8
Earnings (losses) before income taxes	$26.3	$13.9	$(4.5)	$35.7	$7.2	$(7.6)	$0.7	$0.3

Earnings (losses) before income taxes	$26.3	$13.9	$(4.5)	$35.7	$7.2	$(7.6)	$0.7	$0.3
Less: net realized capital gains	(0.1)	(0.8)	—	(0.9)	(5.1)	0.2	—	(4.9)
Add: amortization of intangible assets	4.0	7.3	—	11.3	3.3	5.9	—	9.2
Adjusted earnings (losses) before income taxes(2)	$30.2	$20.4	$(4.5)	$46.1	$5.4	$(1.5)	$0.7	$4.6

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $0.9 million and $2.8 million for the first quarter of 2021 and 2020, respectively.

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

The changes in Alleghany Capital’s equity for the three months ended March 31, 2021 and 2020 are presented in the table below:

	Three Months Ended March 31,
	2021				2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$629.5	$482.7	$(3.1)	$1,109.1	$523.3	$410.6	$(33.0)	$900.9
Earnings (losses) before income taxes	26.3	13.9	(4.5)	35.7	7.2	(7.6)	0.7	0.3
Income taxes(1)	(1.8)	(1.0)	(4.4)	(7.2)	(1.5)	0.1	0.3	(1.1)
Net earnings attributable to noncontrolling interests(2)	(3.5)	(4.6)	—	(8.1)	—	0.2	—	0.2
Capital contributions (returns of capital) and other(3)	(22.7)	(17.9)	(11.1)	(51.7)	13.0	65.1	22.3	100.4
Equity, end of period	$627.8	$473.1	$(23.1)	$1,077.8	$542.0	$468.4	$(9.7)	$1,000.7

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended March 31, 2021 was ($5.4) million and ($2.9) million, respectively, and for the three months ended March 31, 2020 was ($1.5) million and $1.6 million, respectively.

(2)

During the first three months of 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 24 percent; and Concord - 15 percent.

(3)

For the three months ended March 31, 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares in advance of its acquisition of Kelly Toy that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital in advance of its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020.

Noninsurance revenue. The increase in noninsurance revenue in the first quarter of 2021 from the first quarter of 2020 reflects higher revenue from industrial and non-industrial operations.

The increase in industrial noninsurance revenue primarily reflects higher revenue at W&W|AFCO Steel and the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as well as Wilbert’s underlying revenue growth. The higher revenue at W&W|AFCO Steel reflects the realization of a strong backlog with higher man-hours worked and the timing of revenue recognition on certain large construction projects and Pandemic-related safety measures undertaken in the first quarter of 2020.

The increase in non-industrial noninsurance revenue primarily reflects higher sales at Jazwares due to the impact of its April 1, 2020 acquisition of Kelly Toy, strong customer demand across its portfolio of licenses and brands and Pandemic-related temporary disruptions to shipping schedules in the first quarter of 2020. Typically, the first quarter of the year is a seasonal low for the sale of toys. To a lesser extent, the increase in non-industrial revenue reflects higher revenue at IPS, due to the realization of a much higher backlog and higher employee utilization in the first quarter of 2021, and Pandemic-related project delays and safety measures undertaken in the first quarter of 2020.

Net investment income. The decrease in net investment income in the first quarter of 2021 from the first quarter of 2020 primarily reflects a cessation of equity-method income from Wilbert upon Wilbert’s April 1, 2020 inclusion in our consolidated results.

Net realized capital gains.  Net realized capital gains in the first quarter of 2021 primarily reflects modest gains from certain foreign currency exchange rate impacts. Net realized capital gains in the first quarter of 2020 primarily reflects realized gains from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The increase in other operating expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflects an increase in costs related to higher revenues in industrial and non-industrial operations, as described above and, to a lesser extent, higher supply chain costs at Jazwares, partially offset by lower costs of Pandemic-related safety measures. In addition, the increase in other operating expenses in 2021 reflected an increase in long term incentive compensation accruals in Alleghany Capital’s corporate operations.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2021 from the first quarter of 2020 primarily reflects the Kelly Toy acquisition by Jazwares, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results.

Earnings (losses) before income taxes. The increase in earnings before income taxes in the first quarter of 2021 from the first quarter of 2020 primarily reflects higher non-industrial and industrial earnings, partially offset by an increase in long term incentive compensation accruals in Alleghany Capital’s corporate operations. Non-industrial earnings before income taxes in the first quarter of 2021 compared with losses before income taxes in the first quarter of 2020 primarily reflects an increase in sales at Jazwares,and, to a lesser extent, an increase in revenue and margins at IPS, all as discussed above. Higher industrial earnings before income taxes in the first quarter of 2021 primarily reflects an increase in revenue and margins at W&W|AFCO Steel and the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results and revenue growth, partially offset by lower realized capital gains and lower net investment income, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. The following table presents the results for corporate activities:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Net premiums earned	$—	$—
Net investment income	30.4	0.5
Change in the fair value of equity securities	27.4	(1.4)
Net realized capital gains	1.5	(37.0)
Change in allowance for credit losses on available for sale securities	0.1	(0.7)
Noninsurance revenue	0.1	3.2
Total revenues	59.5	(35.4)

Net loss and loss adjustment expenses	—	—
Commissions, brokerage and other underwriting expenses	—	—
Other operating expenses	0.3	6.1
Corporate administration	10.1	(12.3)
Amortization of intangible assets	—	—
Interest expense	13.1	7.8
Earnings (losses) before income taxes	$36.0	$(37.0)

Net investment income. The increase in net investment income in the first quarter of 2021 from the first quarter of 2020 primarily reflects higher partnership income and, to a lesser extent, higher dividend income. Partnership income in the first quarter of

2021 primarily reflects appreciation in a certain partnership that has exposure to cryptocurrencies.  The increase in dividend income reflects an increased allocation to higher-yielding stocks.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first quarter of 2021 reflects appreciation in the value of equity securities at the Alleghany parent company-level, primarily from our holdings in the material sector. The change in the fair value of equity securities in the first quarter of 2020 reflects significant depreciation in the value of equity securities at the Alleghany parent company-level due primarily to the impact of the Pandemic, as discussed above.

Net realized capital gains. The net realized capital gains in the first quarter of 2021 reflect the sale of debt securities. The net realized capital losses in the first quarter of 2020 primarily reflects a $30.0 million impairment charge from a write-down of certain SORC assets arising from a significant decline in energy prices as of March 31, 2020 and a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020.  See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on this early redemption.

Noninsurance revenue and other operating expenses. The decreases in noninsurance revenue and other operating expenses in the first quarter of 2021 from the first quarter of 2020 primarily reflect the absence of energy sales and related operating costs arising from the sale of SORC as of December 31, 2020.

Corporate administration. The corporate administration expense in the first quarter of 2021 compared with the negative corporate administration expense in the first quarter of 2020 reflects significantly higher Alleghany parent company long-term incentive compensation accruals.  Long-term incentive compensation accruals reflect modest appreciation in Alleghany stock price and modest net depreciation in our consolidated investment securities portfolio in the first quarter of 2021, compared with significant, Pandemic-driven depreciation of both Alleghany stock price and the value of our consolidated investment securities portfolio in the first quarter of 2020.

Interest expense. The increase in interest expense in the first quarter of 2021 from the first quarter of 2020 primarily reflects the issuance of certain Alleghany senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information

Earnings (losses) before income taxes. Earnings before income taxes in the first quarter of 2021 compared with losses before income taxes in the first quarter of 2020 primarily reflects appreciation in the value of equity securities at the Alleghany parent company-level compared with depreciation in the first quarter of 2020, higher net investment income and a SORC impairment charge in the first quarter of 2020, partially offset by higher corporate administration expense, all as discussed above.

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

	As of March 31, 2021			As of December 31, 2020
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,217.4	$(494.2)	$1,723.2	$2,086.0	$(480.0)	$1,606.0
Casualty & other(1)	7,810.9	(362.1)	7,448.8	7,728.0	(350.7)	7,377.3
	10,028.3	(856.3)	9,172.0	9,814.0	(830.7)	8,983.3
Insurance Segment
Property	600.3	(213.1)	387.2	585.6	(222.1)	363.5
Casualty(2)	2,538.5	(656.0)	1,882.5	2,441.4	(640.1)	1,801.3
Workers' Compensation	2.0	—	2.0	2.3	—	2.3
All other(3)	195.8	(85.2)	110.6	197.6	(81.1)	116.5
	3,336.6	(954.3)	2,382.3	3,226.9	(943.3)	2,283.6
Eliminations	(71.9)	71.9	—	(70.3)	70.3	—
Total	$13,293.0	$(1,738.7)	$11,554.3	$12,970.6	$(1,703.7)	$11,266.9

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

Changes in Gross and Net Loss and LAE Reserves between March 31, 2021 and December 31, 2020. Gross and net loss and LAE reserves as of March 31, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first three months of 2021, partially offset by payments on catastrophe losses incurred primarily in 2017 through 2020, and net favorable prior accident year loss reserve development, all as discussed above.

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

As of March 31, 2021, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,829.2 million, consisting of $1,738.7 million of ceded outstanding loss and LAE and $96.5 million of recoverables on paid losses, less $6.0 million of an allowance for credit losses. See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2020 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2021, we held total marketable securities and cash of $1,230.1 million, compared with $1,123.7 million as of December 31, 2020. The increase in marketable securities and cash in the first quarter of 2021 primarily reflects the receipt of dividends by TransRe and RSUI and appreciation in the value of holding company-level equity securities portfolio, partially offset by repurchases of shares of our common stock, as discussed below.

The $1,230.1 million is composed of $858.1 million at the Alleghany parent company, $292.8 million at AIHL and $79.2 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2021.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.7 billion as of March 31, 2021, compared with approximately $8.8 billion as of December 31, 2020. The decrease in stockholders’ equity in the first three months of 2021 primarily reflects depreciation in the value of our debt securities portfolio and repurchases of our common stock, all as discussed below, partially offset by net earnings, as discussed above. As of March 31, 2021, we had 13,940,669 shares of our common stock outstanding, compared with 14,041,180 shares of our common stock outstanding as of December 31, 2020.

Debt. On May 18, 2020, we completed a public offering of $500.0 million aggregate principal of our 3.625% senior notes due on May 15, 2030. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. On September 20, 2010, we completed a public offering of $300.0 million aggregate principal amount of our 5.625% senior notes due on September 15, 2020, and on January 15, 2020, we redeemed these senior notes.  See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on our senior notes and our early redemption of debt.

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

There were no borrowings under the Credit Agreement from inception through March 31, 2021.

Common Stock Repurchases. In June 2018, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of March 31, 2021, we had $369.2 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Shares repurchased	103,025	62,540
Cost of shares repurchased (in millions)	$63.2	$44.3
Average price per share repurchased	$613.36	$707.84

Special Dividend. In February 2020, our Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, we paid dividends to stockholders totaling $215.0 million.

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on Pillar Investments as of March 31, 2021.

See Note 9(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding certain variable interest entities.

Investments in Commercial Mortgage Loans. As of March 31, 2021 and December 31, 2020, the carrying value of our commercial mortgage loan portfolio was $639.6 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of March 31, 2021.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2021.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $501.3 million as of March 31, 2021, which is generally used to support working capital needs and to help finance acquisitions. The $501.3 million included:

•

$201.5 million of borrowings by Jazwares under its available credit facilities to support its seasonal working capital requirements and borrowings incurred and assumed from its acquisitions in 2019 and 2020;

•	$92.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in 2018;
•	$72.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$67.2 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of controlling interests in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;

•	$40.9 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in 2019; and a

•

$26.6 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments.  Commencing in 2020, Alleghany Capital invested $0.8 million in certain hotel development projects.  The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of March 31, 2021, we guaranteed up to $5.3 million of debt of these entities to certain third-party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies.  In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2021 and December 31, 2020 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2021. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our debt securities portfolio as of March 31, 2021.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal.  Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of March 31, 2021 and December 31, 2020, our debt securities portfolio had an effective duration of approximately 4.2 years and 4.3 years, respectively. As of March 31, 2021, approximately $4.0 billion, or 27 percent, of our debt securities portfolio represented securities with maturities of five years or less. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the contractual maturities of our consolidated debt securities portfolio. We may increase the proportion of our debt securities portfolio held in securities with maturities of more than five years should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses.

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

On a consolidated basis, as of March 31, 2021, our invested assets decreased to approximately $20.0 billion from approximately $20.2 billion as of December 31, 2020, primarily reflecting depreciation in the value of our debt securities portfolio and repurchases of shares of our common stock, as discussed above, partially offset by the appreciation in the value of our equity securities portfolio as discussed above. The depreciation in the value of our debt securities portfolio reflects an increase in risk-free interest rates in the first quarter of 2021.

Fair Value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or “inactive” based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value. See Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on our accounting policy on fair value.

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$18,852.7	$18,852.7	$19,051.9	$19,051.9

Liabilities
Senior notes and other debt(2)	$2,080.3	$2,325.8	$2,135.9	$2,468.7

(1)

This table includes debt and equity securities, as well as partnership and non-marketable equity investments accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance.

(2)

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on the senior notes and other debt.

See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2021 and December 31, 2020.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2021, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$0.8	$—	$2.6	$8.7	$116.0	$63.5	$41.9	$—	$233.5	$11.7	$245.2
Texas	13.3	—	0.1	11.3	6.6	23.5	86.5	1.9	143.2	76.4	219.6
California	6.1	39.1	2.2	7.8	—	10.7	45.7	—	111.6	68.2	179.8
Massachusetts	16.0	5.7	10.7	—	39.5	1.3	21.4	0.3	94.9	66.6	161.5
Pennsylvania	6.1	0.9	11.5	—	—	32.5	7.8	31.6	90.4	39.6	130.0
Washington	—	—	1.8	—	3.2	10.8	41.8	2.3	59.9	56.7	116.6
Florida	—	0.3	3.3	—	18.7	43.7	8.6	9.7	84.3	11.0	95.3
Ohio	35.2	1.2	3.0	1.2	2.2	0.2	11.6	9.2	63.8	31.4	95.2
Michigan	4.2	12.7	3.5	10.0	12.8	—	—	4.8	48.0	18.1	66.1
South Carolina	—	—	—	2.1	2.2	—	4.9	42.7	51.9	12.1	64.0
All other states	98.3	56.7	33.8	60.7	90.6	68.9	167.7	78.7	655.4	210.3	865.7
Total	$180.0	$116.6	$72.5	$101.8	$291.8	$255.1	$437.9	$181.2	$1,636.9	$602.1	2,239.0
Total advanced refunded / escrowed maturity funds											340.0
Total municipal bonds											$2,579.0

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of March 31, 2021 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2021 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$17,034.9	$16,274.2	$15,580.7	$14,945.5	$14,317.8	$13,717.0	$13,153.5
Estimated change in fair value	2,089.4	1,328.7	635.2	—	(627.7)	(1,228.5)	(1,792.0)

Liabilities:
Senior notes and other debt, fair value	$2,895.3	$2,676.1	$2,488.0	$2,325.8	$2,185.3	$2,062.0	$1,954.3
Estimated change in fair value	569.5	350.3	162.2	—	(140.5)	(263.8)	(371.5)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2021 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2021
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$3,312.2	20% Increase	$3,974.7	6.0%
	20% Decrease	2,649.8	(6.0%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $381.8 million as of March 31, 2021.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of March 31, 2021, the largest foreign currency net liability exposure for these foreign operations was the Japanese Yen, and the largest foreign currency net asset exposures for these foreign operations were the Euro and Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of March 31, 2021 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2021
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(86.0)	(1)	20% Increase	($103.2)	(0.2%)
		20% Decrease	(68.8)	0.2%

(1)	Denotes a net liability position as of March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2020 Form 10-K. Please refer to that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended March 31, 2021:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	36,022	$596.70	36,022	$410.9
February 1 to February 28	33,769	604.80	33,769	390.4
March 1 to March 31	33,234	640.13	33,234	369.2
Total	103,025	613.36	103,025

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: May 6, 2021	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)