Form 10-Q
period 2021-06-30
ALLEGHANY CORP /DE
filed 2021-08-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

13,870,240 Shares, par value $1.00 per share, as of July 25, 2021

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2021 – $2,671,604; 2020 – $2,051,996)	$3,580,228	$2,718,902
Debt securities (amortized cost: 2021 – $15,331,053; 2020 – $14,898,522;
allowance for credit losses: 2021 – $361; 2020 – $2,579)	15,864,867	15,618,470
Short-term investments	379,009	714,208
	19,824,104	19,051,580
Commercial mortgage loans	543,106	670,239
Other invested assets	538,857	465,153
Total investments	20,906,067	20,186,972
Cash	871,459	791,442
Accrued investment income	86,249	88,760
Premium balances receivable	1,438,476	1,145,341
Reinsurance recoverables	1,873,447	1,781,096
Ceded unearned premiums	398,282	311,898
Deferred acquisition costs	651,832	595,117
Property and equipment at cost, net of accumulated depreciation and amortization	302,848	267,872
Goodwill	627,612	614,163
Intangible assets, net of amortization	801,666	787,462
Current taxes receivable	—	3,189
Funds held under reinsurance agreements	822,820	794,453
Other assets	1,710,903	1,559,245
Total assets	$30,491,661	$28,927,010

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$13,504,471	$12,970,626
Unearned premiums	3,329,083	2,984,060
Senior notes and other debt	2,063,652	2,135,946
Reinsurance payable	294,229	208,384
Current taxes payable	6,166	—
Net deferred tax liabilities	88,329	43,547
Other liabilities	1,822,978	1,594,918
Total liabilities	21,108,908	19,937,481
Redeemable noncontrolling interests	240,722	233,809
Common stock (shares authorized: 2021 and 2020 – 22,000,000; shares issued: 2021 and 2020 – 17,459,961)	17,460	17,460
Contributed capital	3,612,783	3,613,454
Accumulated other comprehensive income	303,196	452,402
Treasury stock, at cost (2021 – 3,571,187 shares; 2020 – 3,418,781 shares)	(1,743,434)	(1,645,930)
Retained earnings	6,952,026	6,318,334
Total stockholders’ equity attributable to Alleghany stockholders	9,142,031	8,755,720
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$30,491,661	$28,927,010

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2021	2020
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,784,351	$1,394,868
Net investment income	126,931	118,691
Change in the fair value of equity securities	203,902	242,186
Net realized capital gains	12,942	(38,100)
Change in allowance for credit losses on available for sale securities	246	17,021
Noninsurance revenue	800,425	492,701
Total revenues	2,928,797	2,227,367

Costs and Expenses
Net loss and loss adjustment expenses	1,087,206	1,024,362
Commissions, brokerage and other underwriting expenses	523,513	410,017
Other operating expenses	739,592	510,306
Corporate administration	20,148	18,579
Amortization of intangible assets	12,431	12,093
Interest expense	24,037	22,194
Total costs and expenses	2,406,927	1,997,551

Earnings before income taxes	521,870	229,816
Income taxes	102,281	53,356
Net earnings	419,589	176,460
Net earnings (losses) attributable to noncontrolling interest	15,938	(918)
Net earnings attributable to Alleghany stockholders	$403,651	$177,378

Net earnings	$419,589	$176,460
Other comprehensive income:
Change in unrealized gains, net of deferred taxes of $24,339 and $109,432 in 2021 and 2020, respectively	91,560	411,673
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($2,769) and ($1,481) for 2021 and 2020, respectively	(10,419)	(5,570)
Change in unrealized currency translation adjustment, net of deferred taxes of ($598) and $3,938 for 2021 and 2020, respectively	(2,249)	14,814
Retirement plans	113	419
Comprehensive income	498,594	597,796
Comprehensive income (loss) attributable to noncontrolling interests	15,938	(918)
Comprehensive income attributable to Alleghany stockholders	$482,656	$598,714

Basic earnings per share attributable to Alleghany stockholders	$29.00	$12.39
Diluted earnings per share attributable to Alleghany stockholders	29.00	12.39

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2021	2020
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$3,389,114	$2,839,288
Net investment income	280,415	230,673
Change in the fair value of equity securities	316,630	(280,790)
Net realized capital gains	25,873	(25,074)
Change in allowance for credit losses on available for sale securities	2,218	(14,354)
Noninsurance revenue	1,568,260	960,550
Total revenues	5,582,510	3,710,293

Costs and Expenses
Net loss and loss adjustment expenses	2,199,276	2,051,806
Commissions, brokerage and other underwriting expenses	999,549	851,413
Other operating expenses	1,463,481	976,967
Corporate administration	29,706	4,272
Amortization of intangible assets	23,909	21,661
Interest expense	47,789	40,550
Total costs and expenses	4,763,710	3,946,669

Earnings (losses) before income taxes	818,800	(236,376)
Income taxes	161,148	(51,364)
Net earnings (losses)	657,652	(185,012)
Net earnings (losses) attributable to noncontrolling interest	23,960	(1,172)
Net earnings (losses) attributable to Alleghany stockholders	$633,692	$(183,840)

Net earnings (losses)	$657,652	$(185,012)
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($33,593) and $35,898 in 2021 and 2020, respectively	(126,375)	135,043
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($5,899) and ($4,364) for 2021 and 2020, respectively	(22,192)	(16,416)
Change in unrealized currency translation adjustment, net of deferred taxes of $57 and $287 for 2021 and 2020, respectively	213	1,081
Retirement plans	(852)	936
Comprehensive income (loss)	508,446	(64,368)
Comprehensive income (loss) attributable to noncontrolling interests	23,960	(1,172)
Comprehensive income (loss) attributable to Alleghany stockholders	$484,486	$(63,196)

Basic earnings (losses) per share attributable to Alleghany stockholders	$45.41	$(12.83)
Diluted earnings (losses) per share attributable to Alleghany stockholders	45.41	(13.38)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended June 30, 2021
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2020
(17,459,961 shares of common stock issued; 3,418,781 in treasury)	$17,460	$3,613,454	$452,402	$(1,645,930)	$6,318,334	$8,755,720	$233,809
Add (deduct):
Net earnings	—	—	—	—	230,041	230,041	8,022
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(965)	—	—	(965)	—
Change in unrealized appreciation of investments, net	—	—	(229,708)	—	—	(229,708)	—
Change in unrealized currency translation adjustment, net	—	—	2,461	—	—	2,461	—
Comprehensive (loss) income	—	—	(228,212)	—	230,041	1,829	8,022
Treasury stock repurchase	—	—	—	(63,192)	—	(63,192)	—
Other, net	—	310	—	1,214	—	1,524	(8,268)
Balance as of March 31, 2021
(17,459,961 shares of common stock issued; 3,519,292 in treasury)	17,460	3,613,764	224,190	(1,707,908)	6,548,375	8,695,881	233,563
Add (deduct):
Net earnings	—	—	—	—	403,651	403,651	15,938
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	113	—	—	113	—
Change in unrealized appreciation of investments, net	—	—	81,141	—	—	81,141	—
Change in unrealized currency translation adjustment, net	—	—	(2,249)	—	—	(2,249)	—
Comprehensive income	—	—	79,005	—	403,651	482,656	15,938
Treasury stock repurchase	—	—	—	(35,925)	—	(35,925)	—
Other, net	—	(981)	1	399	—	(581)	(8,779)
Balance as of June 30, 2021
(17,459,961 shares of common stock issued; 3,571,187 in treasury)	$17,460	$3,612,783	$303,196	$(1,743,434)	$6,952,026	$9,142,031	$240,722

	Six Months Ended June 30, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2019
(17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net (losses)	—	—	—	—	(361,218)	(361,218)	(254)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	517	—	—	517	—
Change in unrealized appreciation of investments, net	—	—	(287,477)	—	—	(287,477)	—
Change in unrealized currency translation adjustment, net	—	—	(13,733)	—	—	(13,733)	—
Comprehensive (loss)	—	—	(300,693)	—	(361,218)	(661,911)	(254)
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(44,268)	—	(44,268)	—
Other, net	—	1,499	—	3,591	—	5,090	3,862
Balance as of March 31, 2020
(17,459,961 shares of common stock issued; 3,150,279 in treasury)	17,460	3,610,137	(129,343)	(1,496,554)	5,855,362	7,857,062	208,361
Add (deduct):
Net (losses)	—	—	—	—	177,378	177,378	(918)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	419	—	—	419	—
Change in unrealized appreciation of investments, net	—	—	406,103	—	—	406,103	—
Change in unrealized currency translation adjustment, net	—	—	14,814	—	—	14,814	—
Comprehensive income (loss)	—	—	421,336	—	177,378	598,714	(918)
Treasury stock repurchase	—	—	—	—	—	—	—
Other, net	—	(616)	—	1,079	—	463	20,463
Balance as of June 30, 2020
(17,459,961 shares of common stock issued; 3,148,009 in treasury)	$17,460	$3,609,521	$291,993	$(1,495,475)	$6,032,740	$8,456,239	$227,906

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2021	2020
	($ in thousands)
Cash flows from operating activities
Net earnings (losses)	$657,652	$(185,012)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	86,449	73,417
Change in the fair value of equity securities	(316,630)	280,790
Net realized capital (gains) losses	(25,873)	25,074
Change in allowance for credit losses on available for sale securities	(2,218)	14,354
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(6,506)	154,221
(Increase) decrease in premium balances receivable	(293,135)	(141,471)
(Increase) decrease in ceded unearned premiums	(86,384)	(43,700)
(Increase) decrease in deferred acquisition costs	(56,715)	(29,407)
(Increase) decrease in funds held under reinsurance agreements	(28,367)	(769)
Increase (decrease) in unearned premiums	345,023	206,891
Increase (decrease) in loss and loss adjustment expenses	533,845	122,975
Change in unrealized foreign currency exchange rate losses (gains)	28,014	53,465
Other, net	104,027	(221,491)
Net adjustments	281,530	494,349
Net cash provided by (used in) operating activities	939,182	309,337
Cash flows from investing activities
Purchases of debt securities	(3,955,811)	(3,813,237)
Purchases of equity securities	(897,758)	(605,415)
Sales of debt securities	2,366,976	2,380,250
Maturities and redemptions of debt securities	1,136,960	788,886
Sales of equity securities	350,913	1,391,193
Net (purchases) sales of short-term investments	334,937	(197,843)
Net (purchases) sales and maturities of commercial mortgage loans	127,133	(794)
(Purchases) sales of property and equipment	(32,928)	(17,784)
Purchases of affiliates and subsidiaries, net of cash acquired	(57,881)	(123,939)
Other, net	26,340	470,018
Net cash provided by (used in) investing activities	(601,119)	271,335
Cash flows from financing activities
Repayment of senior notes	—	(307,095)
Treasury stock acquisitions	(99,117)	(44,268)
Proceeds from issuance of senior notes	—	499,335
Debt issue costs paid	—	(4,550)
Increase (decrease) in other debt	(105,512)	(32,171)
Cash dividends paid	—	(215,013)
Other, net	(42,890)	1,898
Net cash provided by (used in) financing activities	(247,519)	(101,864)
Effect of foreign exchange rate changes on cash	(10,527)	(5,235)
Net increase (decrease) in cash	80,017	473,573
Cash at beginning of period	791,442	1,179,098
Cash at end of period	$871,459	$1,652,671

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$46,116	$45,430
Income taxes paid (refund received)	76,931	38,222

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and expenses from a diverse portfolio of non-financial businesses that are owned and supported through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

•

Precision Cutting Technologies, Inc. (“PCT”), a holding company headquartered in Rockford, Illinois, with four operating businesses: (i) Bourn & Koch, Inc., a provider of precision automated machine tool solutions; (ii) Diamond Technology Innovations, Inc., a manufacturer of waterjet orifices and nozzles and a provider of related services; (iii) Coastal Industrial Distributors, LLC, a provider of high-performance solid carbide end mills; and (iv) Supermill LLC, a manufacturer of high-performance solid carbide end mills;

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
•

Piedmont Manufacturing Group, LLC (“Piedmont”), a provider of injection molded and thermoformed parts and multi-component assemblies for original equipment manufacturer customers in a range of end-markets, headquartered in Belmont, North Carolina.

The results of Piedmont have been included in Alleghany’s consolidated results from its formation and subsequent acquisition of Wilbert, Inc., doing business as Wilbert Plastic Services (“WPS”) on May 10, 2021. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert were included in Alleghany’s consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting and was included in other invested assets.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first six months of 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent.

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

In May 2021, the FASB issued guidance on how issuers should account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. Under this guidance, the issuer will determine the accounting for the modification or exchange based on the economic substance of the modification or exchange (i.e. to issue equity, to issue or modify debt, or other reasons). This guidance is effective in the first quarter of 2022 for all entities, with early adoption permitted when applied as of the beginning of the fiscal year. Alleghany will adopt this guidance in the first quarter of 2022 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$19,824.1	$19,824.1	$19,051.9	$19,051.9

Liabilities
Senior notes and other debt(2)	$2,063.7	$2,365.4	$2,135.9	$2,468.7

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

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2021
Equity securities:
Common stock	$3,573.5	$2.1	$—	$3,575.6
Preferred stock	—	3.3	1.3	4.6
Total equity securities	3,573.5	5.4	1.3	3,580.2
Debt securities:
U.S. Government obligations	—	2,046.9	—	2,046.9
Municipal bonds	—	2,600.8	—	2,600.8
Foreign government obligations	—	833.2	—	833.2
U.S. corporate bonds	—	2,711.0	621.6	3,332.6
Foreign corporate bonds	—	1,105.1	186.0	1,291.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,945.3	2.2	1,947.5
Commercial mortgage-backed securities (“CMBS”)	—	908.5	—	908.5
Other asset-backed securities(2)	—	1,509.8	1,394.5	2,904.3
Total debt securities	—	13,660.6	2,204.3	15,864.9
Short-term investments	—	379.0	—	379.0
Other invested assets(3)	—	—	—	—
Total investments (excluding equity method investments and loans)	$3,573.5	$14,045.0	$2,205.6	$19,824.1
Senior notes and other debt	$—	$1,880.8	$484.6	$2,365.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2020
Equity securities:
Common stock	$2,711.1	$3.5	$—	$2,714.6
Preferred stock	—	3.0	1.3	4.3
Total equity securities	2,711.1	6.5	1.3	2,718.9
Debt securities:
U.S. Government obligations	—	1,360.1	—	1,360.1
Municipal bonds	—	2,656.8	—	2,656.8
Foreign government obligations	—	879.5	—	879.5
U.S. corporate bonds	—	2,914.1	631.6	3,545.7
Foreign corporate bonds	—	1,133.6	189.5	1,323.1
Mortgage and asset-backed securities:
RMBS(1)	—	2,608.9	2.5	2,611.4
CMBS	—	884.5	5.8	890.3
Other asset-backed securities(2)	—	1,448.9	902.7	2,351.6
Total debt securities	—	13,886.4	1,732.1	15,618.5
Short-term investments	—	714.2	—	714.2
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,711.1	$14,607.1	$1,733.7	$19,051.9
Senior notes and other debt	$—	$1,911.8	$556.9	$2,468.7

(1)	Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)	Includes $1,356.3 million and $878.4 million of collateralized loan obligations as of June 30, 2021 and December 31, 2020, respectively.
(3)	Includes partnership and non-marketable equity investments accounted for at fair value and excludes investments accounted for using the equity method.

In the six months ended June 30, 2021, Alleghany transferred into Level 3 $5.8 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2021, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. All of the $5.8 million of transfers related to other asset-backed securities. There were no transfers into Level 3 in the three months ended June 30, 2021.

In the three and six months ended June 30, 2021, Alleghany transferred out of Level 3 $24.5 million and $35.4 million respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first six months of 2021, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $35.4 million of transfers, $29.0 million related other asset-backed securities and $5.8 million related to CMBS.

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

The following tables present reconciliations of the changes during the six months ended June 30, 2021 and 2020 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2021	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2021	$1.3	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	0.2	(0.1)	—	—	0.3	0.1	0.5
Other comprehensive income (loss)	—	(11.4)	(3.0)	—	—	9.4	—	(5.0)
Purchases	—	46.4	2.0	—	—	693.5	—	741.9
Sales	—	—	—	—	—	(0.1)	(0.4)	(0.5)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(44.6)	(2.4)	(0.3)	—	(188.1)	—	(235.4)
Transfers into Level 3	—	—	—	—	—	5.8	—	5.8
Transfers out of Level 3	—	(0.6)	—	—	(5.8)	(29.0)	—	(35.4)
Balance as of June 30, 2021	$1.3	$621.6	$186.0	$2.2	$—	$1,394.5	$—	$2,205.6

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2020	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	(3.8)	0.1	—	—	(9.5)	—	(13.2)
Other comprehensive income (loss)	—	14.6	3.2	(0.2)	(0.3)	(24.4)	—	(7.1)
Purchases	—	14.0	12.7	1.0	—	46.6	—	74.3
Sales	—	—	(0.8)	—	—	(54.7)	—	(55.5)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(9.3)	(9.2)	(0.2)	—	(37.2)	—	(55.9)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	(3.3)	—	—	(14.5)	—	(17.8)
Balance as of June 30, 2020	$2.0	$620.5	$171.4	$2.5	$5.5	$763.0	$0.3	$1,565.2

(1)	Includes partnership and non-marketable equity investments accounted for at fair value.
(2)	There were no credit losses recorded in net earnings related to Level 3 instruments still held as of June 30, 2021 and 2020.

With respect to changes in Level 3 liabilities during the first six months of 2021, the decrease in senior notes and other debt reflects decreased borrowings at Alleghany Capital subsidiaries due to a reduction in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of June 30, 2021 and December 31, 2020, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of June 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of June 30, 2021
Debt securities:
U.S. Government obligations	$2,024.3	$31.0	$(8.4)	$—	$2,046.9
Municipal bonds	2,452.1	150.1	(1.4)	—	2,600.8
Foreign government obligations	817.8	20.0	(4.6)	—	833.2
U.S. corporate bonds	3,128.5	215.3	(10.8)	(0.4)	3,332.6
Foreign corporate bonds	1,260.0	35.2	(4.1)	—	1,291.1
Mortgage and asset-backed securities:
RMBS	1,906.3	52.1	(10.9)	—	1,947.5
CMBS	869.4	41.2	(2.1)	—	908.5
Other asset-backed securities(1)	2,872.7	38.4	(6.8)	—	2,904.3
Total debt securities	15,331.1	583.3	(49.1)	(0.4)	15,864.9
Short-term investments	379.0	—	—	—	379.0
Total investments	$15,710.1	$583.3	$(49.1)	$(0.4)	$16,243.9

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$1,317.6	$44.0	$(1.5)	$—	$1,360.1
Municipal bonds	2,489.1	168.3	(0.6)	—	2,656.8
Foreign government obligations	846.6	33.4	(0.5)	—	879.5
U.S. corporate bonds	3,262.0	289.7	(3.5)	(2.5)	3,545.7
Foreign corporate bonds	1,268.3	55.6	(0.7)	(0.1)	1,323.1
Mortgage and asset-backed securities:
RMBS	2,533.6	78.3	(0.5)	—	2,611.4
CMBS	852.6	45.3	(7.6)	—	890.3
Other asset-backed securities(1)	2,328.7	47.6	(24.7)	—	2,351.6
Total debt securities	14,898.5	762.2	(39.6)	(2.6)	15,618.5
Short-term investments	714.2	—	—	—	714.2
Total investments	$15,612.7	$762.2	$(39.6)	$(2.6)	$16,332.7

(1)	Includes $1,356.3 million and $878.4 million of collateralized loan obligations as of June 30, 2021 and December 31, 2020, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of June 30, 2021
Short-term investments due in one year or less	$379.0	$379.0
Mortgage and asset-backed securities(1)	5,648.4	5,760.3
Debt securities with maturity dates:
One year or less	592.7	599.9
Over one through five years	3,774.9	3,888.2
Over five through ten years	2,856.9	2,981.2
Over ten years	2,458.2	2,635.3
Total debt securities	$15,331.1	$15,864.9

(1)	Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Interest income	$99.0	$109.2	$199.0	$228.5
Dividend income	29.9	5.2	46.6	15.2
Investment expenses	(6.9)	(7.2)	(12.9)	(14.4)
Partnerships and other investment results	4.9	11.5	47.7	1.4
Total	$126.9	$118.7	$280.4	$230.7

As of June 30, 2021, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.1 billion and $0.8 billion for the three months ended June 30, 2021 and 2020, respectively, and $0.4 billion and $1.4 billion for the six months ended June 30, 2021 and 2020, respectively.

The following table presents changes in the fair value of equity securities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Change in the fair value of equity securities sold during the period	$11.1	$50.7	$7.9	$(114.2)
Change in the fair value of equity securities held at the end of the period	192.8	191.5	308.7	(166.6)
Change in the fair value of equity securities	$203.9	$242.2	$316.6	$(280.8)

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $1.2 billion and $0.4 billion for the three months ended June 30, 2021 and 2020, respectively, and $2.4 billion and $2.4 billion for the six months ended June 30, 2021 and 2020, respectively.

Realized capital gains and losses for the three and six months ended June 30, 2021 and 2020 primarily reflect the sale of debt securities, except as noted in the following table. The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
	($ in millions)
Gross realized capital gains	$21.3	$28.5	(1)	$42.3	$87.4	(3)
Gross realized capital losses	(8.4)	(66.6)	(2)	(16.4)	(112.5)	(4)
Net realized capital gains	$12.9	$(38.1)		$25.9	$(25.1)

(1)

Gross realized capital gains in the three months ended June 30, 2020 include a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”).

(2)	Gross realized capital losses in the three months ended June 30, 2020 include impairment charges of $44.5 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale.
(3)

Gross realized capital gains in the six months ended June 30, 2020 include (i) the $16.3 million Wilbert Remeasurement Gain; and (ii) a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

(4)

Gross realized capital losses in the six months ended June 30, 2020 include (i) impairment charges of $74.4 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale; and (ii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K).

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

Change in allowance for credit losses on AFS securities in the first six months of 2021 primarily reflects a $2.2 million reduction of credit losses on AFS securities primarily from debt security sales. Of the $2.2 million of change in allowance for credit losses on AFS securities, $0.2 million were incurred in the second quarter of 2021.

Change in allowance for credit losses on AFS securities in the first six months of 2020 reflects $14.4 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs. The $14.4 million is net of a $17.0 million reduction of the allowance for credit losses on AFS securities in the second quarter of 2020, arising primarily from the improved bond market conditions and bond sales

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$0.6	$31.4	$2.6	$—
Beginning balance - cumulative effect of an accounting change	—	—	—	—
Provision for credit losses	(0.2)	(17.0)	(2.2)	14.4
Charge-offs	—	(5.5)	—	(5.5)
Recoveries	—	—	—	—
Ending balance	$0.4	$8.9	$0.4	$8.9

The gross unrealized investment losses for debt securities as of June 30, 2021 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of June 30, 2021 and December 31, 2020, was AA-. Although a portion of Alleghany’s debt securities is insured by third-party financial guaranty insurance companies, which consist predominantly of municipal bonds, the impact of such insurance was not significant to the debt securities’ credit quality rating as of June 30, 2021.

The following table presents the ratings of Alleghany’s debt securities as of June 30, 2021:

	Ratings as of June 30, 2021
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$1.3	$2,045.6	$—	$—	$—	$2,046.9
Municipal bonds	213.1	1,832.2	462.6	84.7	8.2	2,600.8
Foreign government obligations	399.5	346.5	86.0	1.2	—	833.2
U.S. corporate bonds	20.0	141.1	1,323.7	1,480.2	367.6	3,332.6
Foreign corporate bonds	205.4	71.9	574.8	402.5	36.5	1,291.1
Mortgage and asset-backed securities:
RMBS	2.5	1,938.4	—	0.9	5.7	1,947.5
CMBS	313.1	387.9	201.2	6.3	—	908.5
Other asset-backed securities	1,262.1	749.5	415.0	421.3	56.4	2,904.3
Total debt securities	$2,417.0	$7,513.1	$3,063.3	$2,397.1	$474.4	$15,864.9
Percentage of debt securities, before allowance for credit losses	15.2%	47.4%	19.3%	15.1%	3.0%	100.0%

(1)

Consists of $151.6 million of securities rated BB / Ba, $184.9 million of securities rated B, $30.0 million of securities rated CCC, $0.6 million of securities rated CC, $3.0 million of securities rated below CC and $104.3 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of June 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of June 30, 2021
Debt securities:
U.S. Government obligations	$1,030.2	$8.4	$—	$—	$1,030.2	$8.4
Municipal bonds	120.8	1.4	0.1	—	120.9	1.4
Foreign government obligations	258.1	4.4	13.1	0.2	271.2	4.6
U.S. corporate bonds	356.3	10.7	13.3	0.1	369.6	10.8
Foreign corporate bonds	211.0	3.2	22.2	0.9	233.2	4.1
Mortgage and asset-backed securities:
RMBS	903.0	10.9	0.4	—	903.4	10.9
CMBS	18.4	0.2	43.6	1.9	62.0	2.1
Other asset-backed securities	810.5	1.7	361.4	5.1	1,171.9	6.8
Total temporarily impaired securities	$3,708.3	$40.9	$454.1	$8.2	$4,162.4	$49.1

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$255.9	$1.5	$—	$—	$255.9	$1.5
Municipal bonds	36.2	0.6	—	—	36.2	0.6
Foreign government obligations	132.8	0.5	—	—	132.8	0.5
U.S. corporate bonds	168.5	3.5	2.4	—	170.9	3.5
Foreign corporate bonds	36.4	0.2	19.5	0.5	55.9	0.7
Mortgage and asset-backed securities:
RMBS	152.6	0.5	0.4	—	153.0	0.5
CMBS	133.5	7.6	3.8	—	137.3	7.6
Other asset-backed securities	547.9	13.4	533.9	11.3	1,081.8	24.7
Total temporarily impaired securities	$1,463.8	$27.8	$560.0	$11.8	$2,023.8	$39.6

As of June 30, 2021, Alleghany held a total of 951 debt securities that were in an unrealized loss position, of which 109 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to other asset-backed securities and CMBS.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2021 and December 31, 2020, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $167.7 million and $173.3 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(i) Investments in Commercial Mortgage Loans

As of June 30, 2021 and December 31, 2020, the carrying value of Alleghany’s commercial mortgage loan portfolio was $543.1 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of June 30, 2021 and December 31, 2020. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of June 30, 2021, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of June 30, 2021.  Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of June 30, 2021, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$1.6	$2.0	$1.4	$—
Beginning balance - cumulative effect of an accounting change	—	—	—	0.8
Provision for credit losses	(1.0)	(0.7)	(0.8)	0.5
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$0.6	$1.3	$0.6	$1.3

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of June 30, 2021 and December 31, 2020 are presented in the table below:

	As of June 30,	As of December 31,
	2021	2020
	($ in millions)
Reinsurance recoverables on paid losses	$118.6	$85.3
Ceded outstanding loss and LAE	1,757.4	1,703.7
Reinsurance recoverables, before allowance for credit losses	1,876.0	1,789.0
Allowance for credit losses	(2.6)	(7.9)
Total	$1,873.4	$1,781.1

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of our reinsurers as of June 30, 2021:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$148.8	7.9%
PartnerRe Ltd	A (Excellent)	126.3	6.7%
RenaissanceRe Holdings Ltd	A+ (Superior)	125.4	6.7%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	122.5	6.5%
Fairfax Financial Holdings Ltd	A (Excellent)	110.8	5.9%
Swiss Reinsurance Company	A+ (Superior)	97.5	5.2%
Chubb	A++ (Superior)	72.1	3.8%
Third Point Reinsurance Group(3)	A- (Excellent)	71.5	3.8%
W.R. Berkley Corporation	A+ (Superior)	71.3	3.8%
AXA XL	A+ (Superior)	61.3	3.3%
All other reinsurers		868.5	46.4%
Total reinsurance recoverables, before allowance for credit losses(4)		$1,876.0	100.0%
Allowance for credit losses		(2.6)
Total		$1,873.4
Secured reinsurance recoverables(3)		$723.4	38.6%

(1)	Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)	Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)	Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)

Approximately 75 percent of our reinsurance recoverables balance as of June 30, 2021 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$6.0	$6.8	$7.9	$—
Beginning balance - cumulative effect of an accounting change	—	—	—	3.3
Provision for credit losses	(3.4)	0.1	(5.3)	3.6
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$2.6	$6.9	$2.6	$6.9

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	($ in millions)
Reserves as of January 1	$12,970.6	$11,928.4
Less: reinsurance recoverables(1)	1,703.7	1,583.9
Net reserves as of January 1	11,266.9	10,344.5

Other adjustments	0.1	(2.3)

Incurred loss and LAE, net of reinsurance, related to:
Current year	2,340.8	2,145.5
Prior years	(141.5)	(93.7)
Total incurred loss and LAE, net of reinsurance	2,199.3	2,051.8

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	298.0	271.0
Prior years	1,484.3	1,523.7
Total paid loss and LAE, net of reinsurance	1,782.3	1,794.7

Foreign currency exchange rate effect	63.1	(18.5)

Net reserves as of June 30	11,747.1	10,580.8
Reinsurance recoverables as of June 30(1)	1,757.4	1,470.5
Reserves as of June 30	$13,504.5	$12,051.3

(1)	Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)	Includes paid losses and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of June 30, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in first six months of 2021, partially offset by payments on catastrophe losses incurred primarily in 2017 through 2020, and net favorable prior accident year loss reserve development. Catastrophe losses incurred in 2020 and, as noted below, prior accident year loss reserve development in the first six months of 2021 include amounts related to the COVID-19 global pandemic (the “Pandemic”); See Note 9(a) of this Form 10-Q for additional information.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events (excluding Pandemic)	$1.4	(1)	$0.5		$(3.0)	(2)	$(31.9)	(3)
Pandemic	17.8		—		47.6		—
Non-catastrophe	(23.0)	(4)	(13.5)	(5)	(34.6)	(4)	(27.8)	(5)
Total	(3.8)		(13.0)		10.0		(59.7)
Casualty & specialty:
Catastrophe events (excluding Pandemic)	0.1		(3.8)		(1.2)		(2.4)
Pandemic	(18.5)		—		(30.3)		—
Non-catastrophe	(54.2)	(6)	(34.4)	(7)	(108.3)	(8)	(46.8)	(9)
Total	(72.6)		(38.2)		(139.8)		(49.2)
Total Reinsurance Segment	(76.4)		(51.2)		(129.8)		(108.9)

Insurance Segment
RSUI:
Casualty	(2.6)	(10)	16.5	(11)	(3.7)	(10)	15.5	(11)
Property and other	(6.7)	(12)	—		(8.3)	(12)	(0.5)
Total	(9.3)		16.5		(12.0)		15.0
CapSpecialty	0.2	(13)	—		0.3	(13)	0.2
Total incurred related to prior years	$(85.5)		$(34.7)		$(141.5)		$(93.7)

(1)

Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Laura and Sally in the 2020 accident year, partially offset by favorable prior accident year loss reserve development related to catastrophic events in earlier accident years.

(2)

Primarily reflects favorable prior accident year loss reserve development related to catastrophic events in the 2010, 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricanes Laura and Sally in the 2020 accident year.

(3)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and, to a lesser extent, catastrophic events in the 2018 accident year.
(4)	Primarily reflects favorable prior accident year loss reserve development related to the 2019 and 2020 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.
(6)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and earlier accident years, and the shorter-tailed lines of business in the 2016, 2018 and 2020 accident years.

(7)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2018 and 2019 accident years.

(8)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and earlier accident years, and the shorter-tailed lines of business in the 2019 and 2020 accident years.

(9)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2016, 2018 and 2019 accident years.

(10)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2013 and 2014 accident years and the binding authority lines of business in the 2011 through 2013 accident years.

(11)

Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2017 through 2019 accident years, partially offset by favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years.

(12)

Primarily reflects favorable prior accident year loss reserve development related to losses not classified as catastrophes in recent accident years and, to a lesser extent, catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.

(13)	Primarily reflects unfavorable prior accident year loss reserve development related to several casualty lines of business.

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

The effective tax rate on earnings before income taxes for the first six months of 2021 was 19.7 percent compared with 21.7 percent for the first six months of 2020. The effective tax rate in the first six months of 2021, expressed as an expense, represents an estimate of the annual effective tax rate, comprised of the 21.0% federal income tax rate less 1.3% of projected permanent tax benefits, net of state and foreign tax rates and certain other adjustments. The effective tax rate in the first six months of 2020 was calculated based on actual results through June 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. Therefore, the effective tax rate in the first six months of 2020, expressed as a benefit, represents the actual effective rate, comprised of the 21.0% federal income tax rate plus 0.7% of actual permanent tax benefits, net of state and foreign tax rates and certain other adjustments. Permanent tax benefits primarily include tax exempt interest income and dividends-received deductions.

Alleghany believes that, as of June 30, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2021.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of June 30, 2021, Alleghany had $333.3 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares repurchased	52,716	—	155,741	62,540
Cost of shares repurchased (in millions)	$35.9	$—	$99.1	$44.3
Average price per share repurchased	$681.49	$—	$636.42	$707.84

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the six months ended June 30, 2021 and 2020 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2021	$564.9	$(99.4)	$(13.1)	$452.4
Other comprehensive income (loss), net of tax:
Other comprehensive (loss) income before reclassifications	(126.4)	0.2	(0.8)	(127.0)
Reclassifications from accumulated other comprehensive income	(22.2)	—	—	(22.2)
Total	(148.6)	0.2	(0.8)	(149.2)
Balance as of June 30, 2021	$416.3	$(99.2)	$(13.9)	$303.2

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive (loss) income before reclassifications	135.1	1.1	0.9	137.1
Reclassifications from accumulated other comprehensive income	(16.4)	—	—	(16.4)
Total	118.7	1.1	0.9	120.7
Balance as of June 30, 2020	$439.7	$(120.7)	$(27.0)	$292.0

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income (loss) attributable to Alleghany stockholders during the three and six months ended June 30, 2021 and 2020:

Accumulated Other		Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2021	2020	2021	2020
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(12.9)	$9.9	$(25.9)	$(35.2)
	Change in allowance for credit losses on available for sale securities	(0.2)	(17.0)	(2.2)	14.4
	Income taxes	2.7	1.5	5.9	4.4
Total reclassifications:	Net (earnings) losses	$(10.4)	$(5.6)	$(22.2)	$(16.4)

(1)

For the three months ended June 30, 2020, excludes: (i) the $16.3 million Wilbert Remeasurement Gain; and (ii) $44.5 million of impairment charges from a write-down of SORC oil field assets. For the six months ended June 30, 2020, excludes: (i) the $16.3 million Wilbert Remeasurement Gain; (ii) a $7.1 million realized loss as a result of an early redemption of debt (Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information); (iii) $74.4 million of impairment charges from a write-down of SORC oil field assets; and (iv) a $5.0 million realized gain resulting from a reduction of certain PCT contingent consideration liabilities (see Note 3(e) of this Form 10-Q for additional information).

(c) Special Dividend

In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, Alleghany paid dividends to stockholders totaling $215.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions, except share amounts)
Net earnings (losses) available to Alleghany stockholders	$403.7	$177.4	$633.7	$(183.8)
Effect of dilutive securities	—	—	—	(8.4)
Income available to common stockholders for diluted earnings per share	$403.7	$177.4	$633.7	$(192.2)

Weighted average common shares outstanding applicable to basic earnings per share	13,919,489	14,310,874	13,954,449	14,325,772
Effect of dilutive securities	—	—	—	35,797
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	13,919,489	14,310,874	13,954,449	14,361,569

Contingently issuable shares(1)			59,972	16,758

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

(d) Hotel Development Commitments

Commencing in 2020, Alleghany Capital invested $0.8 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of June 30, 2021, Alleghany guaranteed up to $5.3 million of debt of these entities to certain third-party lenders, for which Alleghany receives a fee.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property, and casualty & specialty (formerly casualty & other). TransRe provides property and casualty reinsurance to insurers and other reinsurers through brokers and on a direct basis to ceding companies. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. A significant portion of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where the ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI and CapSpecialty. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The Alleghany Capital segment consists of industrial operations, non-industrial operations and corporate operations at the Alleghany Capital level, which include hotel development projects. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, Wilbert and, beginning May 10, 2021, Piedmont. Non-industrial operations are conducted through IPS, Jazwares and Concord.

On May 10, 2021, Piedmont acquired all outstanding equity in WPS for $93.3 million, consisting of $60.3 million in cash and $33.0 million of incremental debt. In connection with the acquisition, Alleghany recorded $13.5 million and $39.3 million of goodwill and finite-lived intangible assets, respectively. Finite-lived intangible assets relate primarily to customer relationships. The customer relationship asset is estimated to have a useful life of 18.5 years. The acquisition-date consideration transferred and purchase price allocation to the acquired assets and liabilities of WPS were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The acquisition accounting for WPS is expected to be finalized later in 2021.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and six months ended June 30, 2021 and 2020:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$505.4	$1,041.1	$1,546.5	$557.6	$123.4	$681.0	$2,227.5	$—	$2,227.5	$(7.6)	$2,219.9
Net premiums written	419.9	989.2	1,409.1	363.7	105.4	469.1	1,878.2	—	1,878.2	—	1,878.2
Net premiums earned	438.9	954.3	1,393.2	296.3	94.9	391.2	1,784.4	—	1,784.4	—	1,784.4
Net loss and LAE	273.7	570.0	843.7	186.9	56.6	243.5	1,087.2	—	1,087.2	—	1,087.2
Commissions, brokerage and other underwriting expenses	123.7	301.6	425.3	60.6	37.6	98.2	523.5	—	523.5	—	523.5
Underwriting profit(2)	$41.5	$82.7	$124.2	$48.8	$0.7	$49.5	173.7	—	173.7	—	173.7
Net investment income							136.6	—	136.6	(9.7)	126.9
Change in the fair value of equity securities							169.5	—	169.5	34.4	203.9
Net realized capital gains							12.8	0.2	13.0	(0.1)	12.9
Change in allowance for credit losses on available for sale securities							0.2	—	0.2	—	0.2
Noninsurance revenue							11.1	789.2	800.3	0.1	800.4
Other operating expenses							15.1	724.1	739.2	0.3	739.5
Corporate administration							0.4	—	0.4	19.8	20.2
Amortization of intangible assets							0.8	11.6	12.4	—	12.4
Interest expense							6.7	3.7	10.4	13.6	24.0
Earnings (losses) before income taxes							$480.9	$50.0	$530.9	$(9.0)	$521.9

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2020	Property	Casualty & specialty (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$413.3	$740.6	$1,153.9	$474.7	$101.2	$575.9	$1,729.8	$—	$1,729.8	$(8.6)	$1,721.2
Net premiums written	355.8	730.7	1,086.5	300.0	91.5	391.5	1,478.0	—	1,478.0	—	1,478.0
Net premiums earned	328.7	742.3	1,071.0	241.5	82.4	323.9	1,394.9	—	1,394.9	—	1,394.9
Net loss and LAE	273.4	504.8	778.2	196.0	50.2	246.2	1,024.4	—	1,024.4	—	1,024.4
Commissions, brokerage and other underwriting expenses	96.8	226.3	323.1	52.7	34.2	86.9	410.0	—	410.0	—	410.0
Underwriting (loss) profit(2)	$(41.5)	$11.2	$(30.3)	$(7.2)	$(2.0)	$(9.2)	(39.5)	—	(39.5)	—	(39.5)
Net investment income							115.4	—	115.4	3.3	118.7
Change in the fair value of equity securities							242.2	—	242.2	—	242.2
Net realized capital gains							(10.1)	16.4	6.3	(44.4)	(38.1)
Change in allowance for credit losses on available for sale securities							16.6	—	16.6	0.4	17.0
Noninsurance revenue							8.3	483.2	491.5	1.2	492.7
Other operating expenses							33.3	473.6	506.9	3.4	510.3
Corporate administration							0.5	—	0.5	18.1	18.6
Amortization of intangible assets							0.2	11.9	12.1	—	12.1
Interest expense							6.8	4.3	11.1	11.1	22.2
Earnings (losses) before income taxes							$292.1	$9.8	$301.9	$(72.1)	$229.8

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2021	Property	Casualty & specialty (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,070.7	$2,014.0	$3,084.7	$978.4	$225.7	$1,204.1	$4,288.8	$—	$4,288.8	$(18.6)	$4,270.2
Net premiums written	878.9	1,925.1	2,804.0	636.2	192.8	829.0	3,633.0	—	3,633.0	—	3,633.0
Net premiums earned	810.2	1,812.8	2,623.0	579.9	186.2	766.1	3,389.1	—	3,389.1	—	3,389.1
Net loss and LAE	597.2	1,095.5	1,692.7	395.1	111.5	506.6	2,199.3	—	2,199.3	—	2,199.3
Commissions, brokerage and other underwriting expenses	232.9	568.3	801.2	124.7	73.6	198.3	999.5	—	999.5	—	999.5
Underwriting (loss) profit(2)	$(19.9)	$149.0	$129.1	$60.1	$1.1	$61.2	190.3	—	190.3	—	190.3
Net investment income							259.7	—	259.7	20.7	280.4
Change in the fair value of equity securities							254.8	—	254.8	61.8	316.6
Net realized capital gains							23.3	1.2	24.5	1.4	25.9
Change in allowance for credit losses on available for sale securities							2.1	—	2.1	0.1	2.2
Noninsurance revenue							19.7	1,548.4	1,568.1	0.2	1,568.3
Other operating expenses							29.5	1,433.4	1,462.9	0.6	1,463.5
Corporate administration							(0.2)	—	(0.2)	29.9	29.7
Amortization of intangible assets							1.0	22.9	23.9	—	23.9
Interest expense							13.4	7.5	20.9	26.9	47.8
Earnings before income taxes							$706.2	$85.8	$792.0	$26.8	$818.8

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2020	Property	Casualty & specialty (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$825.9	$1,655.5	$2,481.4	$840.6	$186.7	$1,027.3	$3,508.7	$—	$3,508.7	$(16.9)	$3,491.8
Net premiums written	668.7	1,628.8	2,297.5	544.5	169.7	714.2	3,011.7	—	3,011.7	—	3,011.7
Net premiums earned	650.1	1,554.0	2,204.1	470.9	164.3	635.2	2,839.3	—	2,839.3	—	2,839.3
Net loss and LAE	521.3	1,119.1	1,640.4	311.9	99.5	411.4	2,051.8	—	2,051.8	—	2,051.8
Commissions, brokerage and other underwriting expenses	202.2	470.7	672.9	110.6	67.9	178.5	851.4	—	851.4	—	851.4
Underwriting (loss) profit(2)	$(73.4)	$(35.8)	$(109.2)	$48.4	$(3.1)	$45.3	(63.9)	—	(63.9)	—	(63.9)
Net investment income							225.0	1.8	226.8	3.9	230.7
Change in the fair value of equity securities							(279.4)	—	(279.4)	(1.4)	(280.8)
Net realized capital gains							35.1	21.4	56.5	(81.6)	(25.1)
Change in allowance for credit losses on available for sale securities							(14.1)	—	(14.1)	(0.3)	(14.4)
Noninsurance revenue							15.6	940.5	956.1	4.5	960.6
Other operating expenses							43.1	924.3	967.4	9.6	977.0
Corporate administration							(1.6)	—	(1.6)	5.8	4.2
Amortization of intangible assets							0.5	21.2	21.7	—	21.7
Interest expense							13.5	8.1	21.6	19.0	40.6
(Losses) earnings before income taxes							$(137.2)	$10.1	$(127.1)	$(109.3)	$(236.4)

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of June 30, 2021:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$18,794.7	$14,899.8	$5,491.0
Insurance segment	7,903.5	5,724.0	2,629.9
Subtotal	26,698.2	20,623.8	8,120.9
Alleghany Capital	2,648.7	101.8	1,135.8
Total segments	29,346.9	20,725.6	9,256.7
Corporate activities	1,144.8	1,052.0	(114.7)
Consolidated	$30,491.7	$21,777.6	$9,142.0

The debt associated with Alleghany Capital’s operating subsidiaries totaled $484.6 million and $556.9 million as of June 30, 2021 and December 31, 2020, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of June 30, 2021, the $484.6 million included:

•

$213.3 million of borrowings by Jazwares under its available credit facilities to support its seasonal working capital requirements and borrowings incurred and assumed from its acquisitions in 2019 and 2020;

•	$70.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$57.9 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;

•	$44.3 million borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in 2018;
•	$39.6 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in 2019;
•	$32.6 million of term loans at Piedmont primarily related to borrowings to finance the acquisition of WPS in 2021; and
•

$26.1 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019.

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

(d) Alleghany Capital Noninsurance Revenue

For Alleghany Capital’s industrial and non-industrial operations, noninsurance revenue consists of the sale of manufactured goods and services. The following table presents noninsurance revenue for the Alleghany Capital segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Industrial(1)	$407.2	$280.6	$811.7	$523.1
Non-Industrial(2)	382.0	202.6	736.7	417.3
Corporate & other	—	—	—	0.1
Alleghany Capital	$789.2	$483.2	$1,548.4	$940.5

(1)	For the three and six months ended June 30, 2021 and 2020, the vast majority of industrial noninsurance revenues were recognized as goods and services transferred to customers over time.
(2)

For the three and six months ended June 30, 2021, approximately 55 percent and 59 percent, respectively, of non-industrial noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and six months ended June 30, 2020, approximately 74 percent and 78 percent, respectively, of non-industrial noninsurance revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred in a point in time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2020, or the “2020 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2020 Form 10-K, respectively.

References in this Form 10-Q to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to

•	“TransRe” are to our wholly-owned reinsurance holding company subsidiary Transatlantic Holdings, Inc. and its subsidiaries;
•	“AIHL” are to our wholly-owned insurance holding company subsidiary Alleghany Insurance Holdings LLC;
•	“RSUI” are to our wholly-owned subsidiary RSUI Group, Inc. and its subsidiaries;
•	“CapSpecialty” are to our wholly-owned subsidiary CapSpecialty, Inc. and its subsidiaries;
•	“AIHL Re” are to our wholly-owned subsidiary AIHL Re LLC;
•	“Roundwood” are to our wholly-owned subsidiary Roundwood Asset Management LLC;
•	“SORC” are to our former wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries, which was sold on December 31, 2020;
•	“Alleghany Capital” are to our wholly-owned subsidiary Alleghany Capital Corporation and its subsidiaries;
•	“PCT” are to our wholly-owned subsidiary Precision Cutting Technologies, Inc. and its subsidiaries;
•	“Kentucky Trailer” are to our majority-owned subsidiary R.C. Tway Company, LLC and its subsidiaries;
•	“IPS” are to our majority-owned subsidiary IPS-Integrated Project Services, LLC and its subsidiaries;
•	“Jazwares” are to our majority-owned subsidiary Jazwares, LLC and its subsidiaries and affiliates;
•	“W&W|AFCO Steel” are to our majority-owned subsidiary WWSC Holdings, LLC and its subsidiaries;
•	“Concord” are to our majority-owned subsidiary CHECO Holdings, LLC and its subsidiaries;
•	“Wilbert” are to our majority-owned subsidiary Wilbert Funeral Services, Inc. and its subsidiaries;
•	“Piedmont” are to our wholly-owned subsidiary Piedmont Manufacturing Group, LLC and its subsidiaries; and
•	“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries.

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

•

Net earnings attributable to Alleghany stockholders were $403.7 million in the second quarter of 2021, compared with $177.4 million in the second quarter of 2020, and were $633.7 million in the first six months of 2021, compared with net losses of $183.8 million in the first six months of 2020.

•	Net investment income increased by 6.9 percent and 21.5 percent in the second quarter and first six months of 2021, respectively, from the corresponding 2020 periods.
•	Net premiums written increased by 27.1 percent and 20.6 percent in the second quarter and first six months of 2021, respectively, from the corresponding 2020 periods.
•

Underwriting profit was $173.7 million in the second quarter of 2021, compared with underwriting loss of $39.5 million in the second quarter of 2020, and underwriting profit was $190.3 million in the first six months of 2021, compared with underwriting loss of $63.9 million in the first six months of 2020.

•

The combined ratio for our reinsurance and insurance segments was 90.2 percent in the second quarter of 2021, compared with 102.8 percent in the second quarter of 2020, and 94.4 percent in the first six months of 2021, compared with 102.3 percent in the first six months of 2020.

•

Catastrophe losses, net of reinsurance and including current accident year losses from the Pandemic, as defined below, were $71.2 million in the second quarter of 2021, compared with $164.6 million in the second quarter of 2020, and $252.2 million in the first six months of 2021, compared with $346.2 million in the first six months of 2020.

•

Net favorable prior accident year loss reserve development, including prior accident year losses from the Pandemic, as defined below, was $85.5 million in the second quarter of 2021, compared with $34.7 million in the second quarter of 2020, and $141.5 million in the first six months of 2021, compared with $93.7 million in the first six months of 2020.

•

Noninsurance revenue for Alleghany Capital was $789.2 million in the second quarter of 2021, compared with $483.2 million in the second quarter of 2020, and $1,548.4 million in the first six months of 2021, compared with $940.5 million in the first six months of 2020.

•

Earnings before income taxes for Alleghany Capital were $50.0 million in the second quarter of 2021, compared with $9.8 million in the second quarter of 2020, and $85.8 million in the first six months of 2021, compared with $10.1 million in the first six months of 2020. Adjusted earnings before income taxes were $61.4 million in the second quarter of 2021, compared with $5.3 million in the second quarter of 2020, and $107.5 million in the first six months of 2021, compared with $9.9 million in the first six months of 2020.

As of June 30, 2021, we had total assets of $30.5 billion and total stockholders’ equity attributable to Alleghany stockholders of $9.1 billion. As of June 30, 2021, we had consolidated total investments of approximately $20.9 billion, consisting of $15.9 billion invested in debt securities, $3.6 billion invested in equity securities, $0.5 billion invested in commercial mortgage loans, $0.4 billion invested in short-term investments and $0.5 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our investment portfolio in the first six months of 2020. These impacts are more fully described below and throughout our 2020 Form 10-K.

Since early 2020 through June 30, 2021, our reinsurance and insurance segments have incurred significant losses from the Pandemic (in total $432.5 million), most of which was incurred in 2020. We incurred $0.7 million of favorable and $17.3 million of unfavorable prior accident year Pandemic loss reserve development at TransRe in the second quarter and first six months of 2021, respectively, compared with $135.3 million and $288.1 million of Pandemic-related catastrophe losses, mostly at TransRe, in the second quarter and first six months of 2020, respectively. The Pandemic losses incurred at TransRe included those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, the accident and health and trade credit lines of business. Our Pandemic loss estimates were based on information available at the time to us, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment. Our loss estimates for Pandemic losses do not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although they do reflect provisions for related legal expenses. Although vaccine rollouts continue, we cannot reasonably estimate the length or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows. Such potential adverse impacts of a prolonged Pandemic on our operations, financial position and cash flows include further declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from event cancellation and other coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

Aside from the Pandemic, our reinsurance and insurance segments incurred $71.2 million and $252.2 million of catastrophe losses in the second quarter and first six months of 2021, respectively, of which $57.7 million and $238.4 million, respectively, related to Winter Storm Uri and other storms, collectively referred to herein as the “Winter Storms.” The Winter Storms caused widespread property damage, flooding and extended power outages in February 2021, primarily in Texas. Our loss estimate for this catastrophe was based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses to the extent covered by applicable policies, and other factors requiring considerable judgment.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Revenues
Net premiums earned	$1,784.4	$1,394.9	$3,389.1	$2,839.3
Net investment income	126.9	118.7	280.4	230.7
Change in the fair value of equity securities	203.9	242.2	316.6	(280.8)
Net realized capital gains	12.9	(38.1)	25.9	(25.1)
Change in allowance for credit losses on available for sale securities	0.2	17.0	2.2	(14.4)
Noninsurance revenue	800.4	492.7	1,568.3	960.6
Total revenues	2,928.7	2,227.4	5,582.5	3,710.3

Costs and Expenses
Net loss and loss adjustment expenses	1,087.2	1,024.4	2,199.3	2,051.8
Commissions, brokerage and other underwriting expenses	523.5	410.0	999.5	851.4
Other operating expenses	739.5	510.3	1,463.5	977.0
Corporate administration	20.2	18.6	29.7	4.2
Amortization of intangible assets	12.4	12.1	23.9	21.7
Interest expense	24.0	22.2	47.8	40.6
Total costs and expenses	2,406.8	1,997.6	4,763.7	3,946.7

Earnings (losses) before income taxes	521.9	229.8	818.8	(236.4)
Income taxes	102.3	53.3	161.1	(51.4)
Net earnings (losses)	419.6	176.5	657.7	(185.0)
Net earnings (losses) attributable to noncontrolling interests	15.9	(0.9)	24.0	(1.2)
Net earnings (losses) attributable to Alleghany stockholders	$403.7	$177.4	$633.7	$(183.8)

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and six months ended June 30, 2021 and 2020:

	Segments
Three Months Ended June 30, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,546.5	$681.0	$2,227.5	$—	$2,227.5	$(7.6)	$2,219.9
Net premiums written	1,409.1	469.1	1,878.2	—	1,878.2	—	1,878.2

Net premiums earned	1,393.2	391.2	1,784.4	—	1,784.4	—	1,784.4
Net loss and LAE:
Current year (excluding catastrophe losses)	893.3	208.2	1,101.5	—	1,101.5	—	1,101.5
Current year catastrophe losses(2)	26.8	44.4	71.2	—	71.2	—	71.2
Prior years(2)	(76.4)	(9.1)	(85.5)	—	(85.5)	—	(85.5)
Total net loss and LAE	843.7	243.5	1,087.2	—	1,087.2	—	1,087.2
Commissions, brokerage and other underwriting expenses	425.3	98.2	523.5	—	523.5	—	523.5
Underwriting profit(3)	$124.2	$49.5	173.7	—	173.7	—	173.7
Net investment income			136.6	—	136.6	(9.7)	126.9
Change in the fair value of equity securities			169.5	—	169.5	34.4	203.9
Net realized capital gains			12.8	0.2	13.0	(0.1)	12.9
Change in allowance for credit losses on available for sale securities			0.2	—	0.2	—	0.2
Noninsurance revenue			11.1	789.2	800.3	0.1	800.4
Other operating expenses			15.1	724.1	739.2	0.3	739.5
Corporate administration			0.4	—	0.4	19.8	20.2
Amortization of intangible assets			0.8	11.6	12.4	—	12.4
Interest expense			6.7	3.7	10.4	13.6	24.0
Earnings (losses) before income taxes			$480.9	$50.0	$530.9	$(9.0)	$521.9

Loss ratio(4):
Current year (excluding catastrophe losses)	64.2%	53.2%	61.7%
Current year catastrophe losses	1.9%	11.3%	4.0%
Prior years	(5.5%)	(2.3%)	(4.8%)
Total net loss and LAE	60.6%	62.2%	60.9%
Expense ratio(5)	30.5%	25.1%	29.3%
Combined ratio(6)	91.1%	87.3%	90.2%

	Segments
Three Months Ended June 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,153.9	$575.9	$1,729.8	$—	$1,729.8	$(8.6)	$1,721.2
Net premiums written	1,086.5	391.5	1,478.0	—	1,478.0	—	1,478.0

Net premiums earned	1,071.0	323.9	1,394.9	—	1,394.9	—	1,394.9
Net loss and LAE:
Current year (excluding catastrophe losses)	713.6	180.9	894.5	—	894.5	—	894.5
Current year catastrophe losses(2)	115.8	48.8	164.6	—	164.6	—	164.6
Prior years(2)	(51.2)	16.5	(34.7)	—	(34.7)	—	(34.7)
Total net loss and LAE	778.2	246.2	1,024.4	—	1,024.4	—	1,024.4
Commissions, brokerage and other underwriting expenses	323.1	86.9	410.0	—	410.0	—	410.0
Underwriting (loss)(3)	$(30.3)	$(9.2)	(39.5)	—	(39.5)	—	(39.5)
Net investment income			115.4	—	115.4	3.3	118.7
Change in the fair value of equity securities			242.2	—	242.2	—	242.2
Net realized capital gains			(10.1)	16.4	6.3	(44.4)	(38.1)
Change in allowance for credit losses on available for sale securities			16.6	—	16.6	0.4	17.0
Noninsurance revenue			8.3	483.2	491.5	1.2	492.7
Other operating expenses			33.3	473.6	506.9	3.4	510.3
Corporate administration			0.5	—	0.5	18.1	18.6
Amortization of intangible assets			0.2	11.9	12.1	—	12.1
Interest expense			6.8	4.3	11.1	11.1	22.2
Earnings (losses) before income taxes			$292.1	$9.8	$301.9	$(72.1)	$229.8

Loss ratio(4):
Current year (excluding catastrophe losses)	66.7%	55.8%	64.1%
Current year catastrophe losses	10.8%	15.1%	11.8%
Prior years	(4.8%)	5.1%	(2.5%)
Total net loss and LAE	72.7%	76.0%	73.4%
Expense ratio(5)	30.2%	26.8%	29.4%
Combined ratio(6)	102.9%	102.8%	102.8%

	Segments
Six Months Ended June 30, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,084.7	$1,204.1	$4,288.8	$—	$4,288.8	$(18.6)	$4,270.2
Net premiums written	2,804.0	829.0	3,633.0	—	3,633.0	—	3,633.0

Net premiums earned	2,623.0	766.1	3,389.1	—	3,389.1	—	3,389.1
Net loss and LAE:
Current year (excluding catastrophe losses)	1,696.0	392.6	2,088.6	—	2,088.6	—	2,088.6
Current year catastrophe losses(2)	126.5	125.7	252.2	—	252.2	—	252.2
Prior years(2)	(129.8)	(11.7)	(141.5)	—	(141.5)	—	(141.5)
Total net loss and LAE	1,692.7	506.6	2,199.3	—	2,199.3	—	2,199.3
Commissions, brokerage and other underwriting expenses	801.2	198.3	999.5	—	999.5	—	999.5
Underwriting profit(3)	$129.1	$61.2	190.3	—	190.3	—	190.3
Net investment income			259.7	—	259.7	20.7	280.4
Change in the fair value of equity securities			254.8	—	254.8	61.8	316.6
Net realized capital gains			23.3	1.2	24.5	1.4	25.9
Change in allowance for credit losses on available for sale securities			2.1	—	2.1	0.1	2.2
Noninsurance revenue			19.7	1,548.4	1,568.1	0.2	1,568.3
Other operating expenses			29.5	1,433.4	1,462.9	0.6	1,463.5
Corporate administration			(0.2)	—	(0.2)	29.9	29.7
Amortization of intangible assets			1.0	22.9	23.9	—	23.9
Interest expense			13.4	7.5	20.9	26.9	47.8
Earnings before income taxes			$706.2	$85.8	$792.0	$26.8	$818.8

Loss ratio(4):
Current year (excluding catastrophe losses)	64.6%	51.2%	61.6%
Current year catastrophe losses	4.8%	16.4%	7.5%
Prior years	(4.9%)	(1.5%)	(4.2%)
Total net loss and LAE	64.5%	66.1%	64.9%
Expense ratio(5)	30.5%	25.9%	29.5%
Combined ratio(6)	95.0%	92.0%	94.4%

	Segments
Six Months Ended June 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$2,481.4	$1,027.3	$3,508.7	$—	$3,508.7	$(16.9)	$3,491.8
Net premiums written	2,297.5	714.2	3,011.7	—	3,011.7	—	3,011.7

Net premiums earned	2,204.1	635.2	2,839.3	—	2,839.3	—	2,839.3
Net loss and LAE:
Current year (excluding catastrophe losses)	1,461.3	338.0	1,799.3	—	1,799.3	—	1,799.3
Current year catastrophe losses(2)	288.0	58.2	346.2	—	346.2	—	346.2
Prior years(2)	(108.9)	15.2	(93.7)	—	(93.7)	—	(93.7)
Total net loss and LAE	1,640.4	411.4	2,051.8	—	2,051.8	—	2,051.8
Commissions, brokerage and other underwriting expenses	672.9	178.5	851.4	—	851.4	—	851.4
Underwriting (loss) profit(3)	$(109.2)	$45.3	(63.9)	—	(63.9)	—	(63.9)
Net investment income			225.0	1.8	226.8	3.9	230.7
Change in the fair value of equity securities			(279.4)	—	(279.4)	(1.4)	(280.8)
Net realized capital gains			35.1	21.4	56.5	(81.6)	(25.1)
Change in allowance for credit losses on available for sale securities			(14.1)	—	(14.1)	(0.3)	(14.4)
Noninsurance revenue			15.6	940.5	956.1	4.5	960.6
Other operating expenses			43.1	924.3	967.4	9.6	977.0
Corporate administration			(1.6)	—	(1.6)	5.8	4.2
Amortization of intangible assets			0.5	21.2	21.7	—	21.7
Interest expense			13.5	8.1	21.6	19.0	40.6
(Losses) earnings before income taxes			$(137.2)	$10.1	$(127.1)	$(109.3)	$(236.4)

Loss ratio(4):
Current year (excluding catastrophe losses)	66.2%	53.2%	63.4%
Current year catastrophe losses	13.1%	9.2%	12.2%
Prior years	(4.9%)	2.4%	(3.3%)
Total net loss and LAE	74.4%	64.8%	72.3%
Expense ratio(5)	30.5%	28.1%	30.0%
Combined ratio(6)	104.9%	92.9%	102.3%

(1)	Includes elimination of minor reinsurance activity between segments.
(2)

Prior years in the three and six months ended June 30, 2021 includes $0.7 million of favorable and $17.3 million unfavorable, respectively, prior accident year Pandemic loss reserve development at our reinsurance segment. Current year catastrophe losses in the three and six months ended June 30, 2020 includes $135.3 million and $288.1 million, respectively, of Pandemic-related losses incurred mostly at our reinsurance segment.

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

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Premiums. The following table presents our consolidated premiums:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Premiums written:
Gross premiums written	$2,219.9	$1,721.2	29.0%	$4,270.2	$3,491.8	22.3%
Net premiums written	1,878.2	1,478.0	27.1%	3,633.0	3,011.7	20.6%
Net premiums earned	1,784.4	1,394.9	27.9%	3,389.1	2,839.3	19.4%

The increases in gross premiums written in the second quarter and first six months of 2021 from the corresponding 2020 periods are attributable to growth at our reinsurance and insurance segments. The increases at our reinsurance segment primarily reflect improving rates overall and growth in various professional liability and the agriculture lines of business in the U.S., higher gross premiums written from automobile-related business in the U.S., higher gross premiums written from a certain large whole account quota share treaty, or the “Quota Share Treaty,” and, to a lesser extent, the impact of changes in foreign exchange rates. Gross premiums written in the second quarter of 2020 were impacted by rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automotive usage. Gross premiums written from the Quota Share Treaty, which include the impact of a recent business acquisition by the cedant and the Pandemic-driven rebates in the second quarter of 2020, were $196.1 million and $369.6 million in the second quarter and first six months of 2021, respectively, compared with $140.3 million and $309.5 million in the second quarter and first six months of 2020, respectively. The increases in insurance segment gross premiums written in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect growth in most of RSUI’s lines of business due to increases in business opportunities, higher rates and improved general market conditions.

The increases in net premiums earned in the second quarter and first six months of 2021 from the corresponding 2020 periods reflect growth in reinsurance and insurance segment gross premiums written in recent quarters, partially offset by higher ceded premiums earned.

A detailed comparison of premiums by segment for the second quarter and first six months of 2021 and 2020 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,101.5	$894.5	23.1%	$2,088.6	$1,799.3	16.1%
Current year catastrophe losses	71.2	164.6	(56.7%)	252.2	346.2	(27.2%)
Prior years	(85.5)	(34.7)	146.4%	(141.5)	(93.7)	51.0%
Total net loss and LAE	$1,087.2	$1,024.4	6.1%	$2,199.3	$2,051.8	7.2%

Loss ratio:
Current year (excluding catastrophe losses)	61.7%	64.1%		61.6%	63.4%
Current year catastrophe losses	4.0%	11.8%		7.5%	12.2%
Prior years	(4.8%)	(2.5%)		(4.2%)	(3.3%)
Total net loss and LAE	60.9%	73.4%		64.9%	72.3%

The increases in net loss and LAE in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of increases in net premiums, as discussed above, partially offset by more favorable prior accident year loss reserve development, lower catastrophe losses, as discussed above, and a modestly lower overall loss ratio.

A detailed comparison of net loss and LAE by segment for the second quarter and first six months of 2021 and 2020 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$523.5	$410.0	27.7%	$999.5	$851.4	17.4%

Expense ratio	29.3%	29.4%		29.5%	30.0%

The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation expense accruals.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the second quarter and first six months of 2021 and 2020 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Underwriting profit (loss)	$173.7	$(39.5)	(539.7%)	$190.3	$(63.9)	(397.8%)

Combined ratio	90.2%	102.8%		94.4%	102.3%

The underwriting profit in the second quarter and first six months of 2021 compared with the underwriting loss in the corresponding 2020 periods primarily reflect significant Pandemic-related catastrophe losses in the second quarter and first six months of 2020, more favorable prior accident year loss reserve development and modestly lower overall current year loss ratios in the second quarter and first six months of 2021, partially offset by significant catastrophe losses from the Winter Storms in the second quarter and first six months of 2021, all as discussed above.

A detailed comparison of underwriting profit by segment for the second quarter and first six months of 2021 and 2020 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Net investment income	$126.9	$118.7	6.9%	$280.4	$230.7	21.5%
Change in the fair value of equity securities	203.9	242.2	(15.8%)	316.6	(280.8)	(212.7%)
Net realized capital gains	12.9	(38.1)	(133.9%)	25.9	(25.1)	(203.2%)
Change in allowance for credit losses on available for sale securities	0.2	17.0	(98.8%)	2.2	(14.4)	(115.3%)

The increase in net investment income in the second quarter of 2021 from the second quarter of 2020 primarily reflects higher dividend income, partially offset by lower interest income and partnership income. The increase in net investment income in the first six months of 2021 from the first six months of 2020 primarily reflects higher partnership income and dividend income, partially offset by lower interest income. Our partnership income in the second quarter and first six months of 2021 included depreciation and appreciation, respectively, in a certain partnership that has exposure to cryptocurrencies, and our partnership income in the first six months of 2020 reflected the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships. The increase in dividend income reflects an increased allocation to higher-yielding stocks and a large special dividend received from a mutual fund. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short-term investment and floating-rate debt securities.

The changes in the fair value of equity securities in the second quarter and first six months of 2021 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and financial sectors and, for the second quarter, the technology sector. The change in the fair value of equity securities in the first six months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions.

The change in the fair value of equity securities in the second quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated.

Net realized capital gains in the second quarter and first six months of 2021 primarily reflect the sale of debt securities. Net realized capital losses in the second quarter and first six months of 2020 primarily reflect impairment charges from the write-down of SORC oil field assets, partially offset by gains from sales of our debt securities and a gain of $16.3 million recognized by Alleghany Capital on April 1, 2020 in connection with its acquisition of an additional 55 percent of Wilbert that it did not previously own, and its pre-existing approximately 45 percent equity ownership was remeasured at estimated fair value, or the “Wilbert Remeasurement Gain.” In addition, the first six months of 2020 included a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020 and a $5.0 million realized gain from a reduction of certain contingent consideration liabilities.

The changes in allowance for credit losses on available-for-sale, or “AFS,” securities in the second quarter and first six months of 2021 reflect $0.2 million and $2.2 million, respectively, reductions of credit losses on AFS securities, primarily from debt security sales. The change in allowance for credit losses on AFS securities in the first six months of 2020 reflects $14.4 million of unrealized losses on debt securities primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost. The $14.4 million is net of a $17.0 million reduction of credit losses on AFS securities in the second quarter of 2020, arising primarily from improved bond market conditions and bond sales.

A detailed comparison of investment results for the second quarter and first six months of 2021 and 2020 is contained in the following pages.

Noninsurance revenue and expenses. The following table presents our consolidated noninsurance revenue and expenses:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Noninsurance revenue	$800.4	$492.7	62.5%	$1,568.3	$960.6	63.3%

Other operating expenses	739.5	510.3	44.9%	1,463.5	977.0	49.8%
Corporate administration	20.2	18.6	8.6%	29.7	4.2	607.1%
Amortization of intangible assets	12.4	12.1	2.5%	23.9	21.7	10.1%
Interest expense	24.0	22.2	8.1%	47.8	40.6	17.7%

Noninsurance revenue and Other operating expenses. Noninsurance revenue and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also includes long-term incentive compensation accruals at our reinsurance and insurance segments, which totaled $18.1 million and $31.3 million in the second quarter of 2021 and 2020, respectively, and $31.2 million and $32.5 million in the first six months of 2021 and 2020, respectively. The decreases in long-term incentive compensation accruals at our reinsurance and insurance segments in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the reduction in expected payouts from the departure of the former TransRe chief executive officer in the second quarter of 2021, partially offset by the increase in expected payouts arising from improved underwriting and investment results, as discussed above.

The increases in noninsurance revenue and other operating expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect higher revenue at Jazwares, W&W|AFCO Steel and IPS. In addition, the second quarter and first six months of 2020 reflect the cost of Pandemic-related customer site closures and additional safety measures. The increases in noninsurance revenue and other operating expenses in the first six months of 2021 also reflect the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The increases in other operating expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods also reflect increases in long-term incentive compensation accruals at Alleghany Capital’s corporate operations, partially offset by decreases in long-term incentive compensation accruals at our reinsurance and insurance segments, as discussed above.

Reinsurance segment noninsurance revenue include fees arising from the July 2016 agreement with General Reinsurance Corporation, a wholly-owned subsidiary of Berkshire Hathaway Inc., for TransRe to act as exclusive underwriting manager on behalf of General Reinsurance Corporation for U.S. and Canadian property and casualty treaty reinsurance business produced by brokers and intermediaries. This five year agreement expired in July 2021. These fees are recognized as revenue on a pro rata basis over the term of the underlying reinsurance contracts.

Corporate administration. The increases in corporate administration expense in the second quarter and first six months of 2021 from the corresponding 2020 periods reflect significantly higher Alleghany parent company long-term incentive compensation accruals.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of recent acquisitions by Alleghany Capital and its subsidiaries, as further described below.

Interest expense. The increases in interest expense in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the issuance of certain Alleghany senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information.

A detailed comparison of noninsurance revenue and expenses for the second quarter and first six months of 2021 and 2020 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Income taxes	$102.3	$53.3	91.9%	$161.1	$(51.4)	(413.4%)

Effective tax rate				19.7%	21.7%

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

The higher income tax expense in the second quarter of 2021 from the second quarter of 2020 primarily reflects higher earnings before income taxes, as further discussed below. The income tax expense in the first six months of 2021 compared with the income tax benefit in the first six months of 2020 reflects earnings before income taxes compared with losses before income taxes in the first six months of 2020, as further discussed below.

The effective tax rate in the first six months of 2021, expressed as an expense, represents an estimate of the annual effective tax rate, comprised of the 21.0% federal income tax rate less 1.3% of projected permanent tax benefits, net of state and foreign tax rates and certain other adjustments. The effective tax rate in the first six months of 2020 was calculated based on actual results through June 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. Therefore, the effective tax rate in the first six months of 2020, expressed as a benefit, represents the actual effective rate, comprised of the 21.0% federal income tax rate plus 0.7% of actual permanent tax benefits, net of state and foreign tax rates and certain other adjustments. Permanent tax benefits primarily include tax exempt interest income and dividends-received deductions.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Earnings (losses) before income taxes	$521.9	$229.8	127.1%	$818.8	$(236.4)	(446.4%)
Net earnings (losses) attributable to noncontrolling interests	15.9	(0.9)	(1,866.7%)	24.0	(1.2)	(2,100.0%)
Net earnings (losses) attributable to Alleghany stockholders	403.7	177.4	127.6%	633.7	(183.8)	(444.8%)

The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the second quarter of 2021 from the second quarter of 2020 primarily reflect significantly improved underwriting results and, to a lesser extent, significantly improved results at Alleghany Capital and the impact of  impairment charges from the write-down of SORC oil field assets in the second quarter of 2020, partially offset by the impact of lower appreciation in the value of our equity securities portfolio, all as discussed above.

The earnings before income taxes and net earnings attributable to Alleghany stockholders in the first six months of 2021 compared with the losses before income taxes and net losses attributable to Alleghany stockholders in the first six months of 2020 primarily reflect the impact of appreciation in the value of our equity securities portfolio in the first six months of 2021 compared with significant, Pandemic-driven depreciation in the first six months of 2020 and, to a lesser extent, significantly improved underwriting results and significantly improved results at Alleghany Capital, all as discussed above.

The net earnings attributable to noncontrolling interests in the second quarter and first six months of 2021 compared to net losses attributable to noncontrolling interests in the corresponding 2020 periods primarily reflect significantly improved results at Alleghany Capital.

The significantly improved results at Alleghany Capital in the second quarter and first six months of 2021 were due to higher revenues and improved margins at all subsidiaries, particularly at Jazwares, W&W|AFCO Steel and IPS, reflecting higher backlogs and the reduced impact of Pandemic-related customer site closures and additional safety measures, which negatively impacted margins in the second quarter and first six months of 2020.

Reinsurance Segment Underwriting Results

The reinsurance segment is composed of TransRe’s property, and casualty & specialty (formerly casualty & other) lines of business. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2020 Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$505.4	$1,041.1	$1,546.5
Net premiums written	419.9	989.2	1,409.1

Net premiums earned	438.9	954.3	1,393.2
Net loss and LAE:
Current year (excluding catastrophe losses)	251.7	641.6	893.3
Current year catastrophe losses	25.8	1.0	26.8
Prior years	(3.8)	(72.6)	(76.4)
Total net loss and LAE	273.7	570.0	843.7
Commissions, brokerage and other underwriting expenses	123.7	301.6	425.3
Underwriting profit(2)	$41.5	$82.7	$124.2

Loss ratio(3):
Current year (excluding catastrophe losses)	57.3%	67.2%	64.2%
Current year catastrophe losses	5.9%	0.1%	1.9%
Prior years	(0.8%)	(7.6%)	(5.5%)
Total net loss and LAE	62.4%	59.7%	60.6%
Expense ratio(4)	28.2%	31.6%	30.5%
Combined ratio(5)	90.6%	91.3%	91.1%

Three Months Ended June 30, 2020	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$413.3	$740.6	$1,153.9
Net premiums written	355.8	730.7	1,086.5

Net premiums earned	328.7	742.3	1,071.0
Net loss and LAE:
Current year (excluding catastrophe losses)	197.8	515.8	713.6
Current year catastrophe losses	88.6	27.2	115.8
Prior years	(13.0)	(38.2)	(51.2)
Total net loss and LAE	273.4	504.8	778.2
Commissions, brokerage and other underwriting expenses	96.8	226.3	323.1
Underwriting (loss) profit(2)	$(41.5)	$11.2	$(30.3)

Loss ratio(3):
Current year (excluding catastrophe losses)	60.2%	69.5%	66.7%
Current year catastrophe losses	27.0%	3.7%	10.8%
Prior years	(4.0%)	(5.1%)	(4.8%)
Total net loss and LAE	83.2%	68.1%	72.7%
Expense ratio(4)	29.4%	30.5%	30.2%
Combined ratio(5)	112.6%	98.6%	102.9%

Six Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,070.7	$2,014.0	$3,084.7
Net premiums written	878.9	1,925.1	2,804.0

Net premiums earned	810.2	1,812.8	2,623.0
Net loss and LAE:
Current year (excluding catastrophe losses)	464.0	1,232.0	1,696.0
Current year catastrophe losses	123.2	3.3	126.5
Prior years	10.0	(139.8)	(129.8)
Total net loss and LAE	597.2	1,095.5	1,692.7
Commissions, brokerage and other underwriting expenses	232.9	568.3	801.2
Underwriting (loss) profit(2)	$(19.9)	$149.0	$129.1

Loss ratio(3):
Current year (excluding catastrophe losses)	57.3%	68.0%	64.6%
Current year catastrophe losses	15.2%	0.2%	4.8%
Prior years	1.3%	(7.7%)	(4.9%)
Total net loss and LAE	73.8%	60.5%	64.5%
Expense ratio(4)	28.7%	31.3%	30.5%
Combined ratio(5)	102.5%	91.8%	95.0%

Six Months Ended June 30, 2020	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$825.9	$1,655.5	$2,481.4
Net premiums written	668.7	1,628.8	2,297.5

Net premiums earned	650.1	1,554.0	2,204.1
Net loss and LAE:
Current year (excluding catastrophe losses)	372.5	1,088.8	1,461.3
Current year catastrophe losses	208.5	79.5	288.0
Prior years	(59.7)	(49.2)	(108.9)
Total net loss and LAE	521.3	1,119.1	1,640.4
Commissions, brokerage and other underwriting expenses	202.2	470.7	672.9
Underwriting (loss)(2)	$(73.4)	$(35.8)	$(109.2)

Loss ratio(3):
Current year (excluding catastrophe losses)	57.3%	70.1%	66.2%
Current year catastrophe losses	32.1%	5.1%	13.1%
Prior years	(9.2%)	(3.2%)	(4.9%)
Total net loss and LAE	80.2%	72.0%	74.4%
Expense ratio(4)	31.1%	30.3%	30.5%
Combined ratio(5)	111.3%	102.3%	104.9%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$505.4	$413.3	22.3%	$1,070.7	$825.9	29.6%
Net premiums written	419.9	355.8	18.0%	878.9	668.7	31.4%
Net premiums earned	438.9	328.7	33.5%	810.2	650.1	24.6%
Casualty & specialty
Premiums written:
Gross premiums written	$1,041.1	$740.6	40.6%	$2,014.0	$1,655.5	21.7%
Net premiums written	989.2	730.7	35.4%	1,925.1	1,628.8	18.2%
Net premiums earned	954.3	742.3	28.6%	1,812.8	1,554.0	16.7%
Total
Premiums written:
Gross premiums written	$1,546.5	$1,153.9	34.0%	$3,084.7	$2,481.4	24.3%
Net premiums written	1,409.1	1,086.5	29.7%	2,804.0	2,297.5	22.0%
Net premiums earned	1,393.2	1,071.0	30.1%	2,623.0	2,204.1	19.0%

Property. The increases in gross premiums written in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect generally improving rates and growth in non-catastrophe property lines and in particular, the agriculture lines of business, in the U.S., higher gross premiums written from the Quota Share Treaty and, to a lesser extent, the impact of changes in foreign exchange rates. Gross premiums written related to the Quota Share Treaty, which include the impact of a recent business acquisition by the cedant, were $74.1 million and $54.7 million in the second quarter of 2021 and 2020, respectively, and were $156.8 million and $127.0 million in the first six months of 2021 and 2020, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 19.7 percent in the second quarter of 2021 from the second quarter of 2020, and increased 27.4 percent in the first six months of 2021 from the first six months of 2020.

The increases in net premiums earned in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 30.2 percent in the second quarter of 2021 from the second quarter of 2020, and increased 22.0 percent in the first six months of 2021 from the first six months of 2020.

Casualty & specialty. The increases in gross premiums written in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect improving rates overall and growth in various professional liability lines of business in the U.S., higher gross premiums written from automobile-related business in the U.S., higher gross premiums written from the Quota Share Treaty and, to a lesser extent, the impact of changes in foreign exchange rates. Gross premiums written in the second quarter of 2020 were impacted by rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automotive usage. Gross premiums written from the Quota Share Treaty, which in 2021 include the impact of a recent business acquisition by the cedant and in 2020 the Pandemic-driven rebates, were $122.0 million in the second quarter of 2021 compared with $85.6 million in the second quarter of 2020, and were $212.8 million in the first six months of 2021 compared with $182.5 million in the first six months of 2020. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 38.7 percent in the second quarter of 2021 from the second quarter of 2020, and increased 20.1 percent in the first six months of 2021 from the first six months of 2020.

The increases in net premiums earned in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned from expanded retrocessional coverage. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 26.5 percent in the second quarter of 2021 from the second quarter of 2020, and increased 15.0 percent in the first six months of 2021 from the first six months of 2020.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$251.7	$197.8	27.2%	$464.0	$372.5	24.6%
Current year catastrophe losses	25.8	88.6	(70.9%)	123.2	208.5	(40.9%)
Prior years	(3.8)	(13.0)	(70.8%)	10.0	(59.7)	(116.8%)
Total net loss and LAE	$273.7	$273.4	0.1%	$597.2	$521.3	14.6%

Loss ratio:
Current year (excluding catastrophe losses)	57.3%	60.2%		57.3%	57.3%
Current year catastrophe losses	5.9%	27.0%		15.2%	32.1%
Prior years	(0.8%)	(4.0%)		1.3%	(9.2%)
Total net loss and LAE	62.4%	83.2%		73.8%	80.2%
Casualty & specialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$641.6	$515.8	24.4%	$1,232.0	$1,088.8	13.2%
Current year catastrophe losses	1.0	27.2	(96.3%)	3.3	79.5	(95.8%)
Prior years	(72.6)	(38.2)	90.1%	(139.8)	(49.2)	184.1%
Total net loss and LAE	$570.0	$504.8	12.9%	$1,095.5	$1,119.1	(2.1%)

Loss ratio:
Current year (excluding catastrophe losses)	67.2%	69.5%		68.0%	70.1%
Current year catastrophe losses	0.1%	3.7%		0.2%	5.1%
Prior years	(7.6%)	(5.1%)		(7.7%)	(3.2%)
Total net loss and LAE	59.7%	68.1%		60.5%	72.0%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$893.3	$713.6	25.2%	$1,696.0	$1,461.3	16.1%
Current year catastrophe losses	26.8	115.8	(76.9%)	126.5	288.0	(56.1%)
Prior years	(76.4)	(51.2)	49.2%	(129.8)	(108.9)	19.2%
Total net loss and LAE	$843.7	$778.2	8.4%	$1,692.7	$1,640.4	3.2%

Loss ratio:
Current year (excluding catastrophe losses)	64.2%	66.7%		64.6%	66.2%
Current year catastrophe losses	1.9%	10.8%		4.8%	13.1%
Prior years	(5.5%)	(4.8%)		(4.9%)	(4.9%)
Total net loss and LAE	60.6%	72.7%		64.5%	74.4%

Property. The increases in net loss and LAE in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned and unfavorable prior accident year loss reserve development on Pandemic losses in the second quarter and first six months of 2021, partially offset by lower catastrophe losses.

Catastrophe losses in the second quarter and first six months of 2021 related to the Winter Storms. Catastrophe losses in the second quarter of 2020 primarily include $87.8 million of Pandemic-related catastrophe losses, as discussed above. Catastrophe losses in the first six months of 2020 consisted of $188.4 million of Pandemic-related catastrophe losses, as discussed above, and $20.1 million from an earthquake in Puerto Rico.

Net loss and LAE in the second quarter and first six months of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	($ in millions)
Catastrophe events (excluding Pandemic)	$1.4	(1)	$0.5		$(3.0)	(2)	$(31.9)	(3)
Pandemic	17.8		—		47.6		—
Non-catastrophe	(23.0)	(4)	(13.5)	(5)	(34.6)	(4)	(27.8)	(5)
Total	$(3.8)		$(13.0)		$10.0		$(59.7)

(1)

Primarily reflects unfavorable prior accident year loss reserve development related to Hurricanes Laura and Sally in the 2020 accident year, partially offset by favorable prior accident year loss reserve development related to catastrophic events in earlier accident years.

(2)

Primarily reflects favorable prior accident year loss reserve development related to catastrophic events in the 2010, 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricanes Laura and Sally in the 2020 accident year.

(3)	Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and, to a lesser extent, catastrophic events in the 2018 accident year.
(4)	Primarily reflects favorable prior accident year loss reserve development related to the 2019 and 2020 accident years.
(5)	Primarily reflects favorable prior accident year loss reserve development in the 2017 and 2019 accident years.

The favorable and unfavorable prior accident year loss reserve development in the second quarter and first six months of 2021, respectively, and the favorable prior accident year loss reserve development in the second quarter and first six months of 2020 reflects unfavorable and favorable loss emergence, respectively, compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first six months of 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2021.

Casualty & specialty. The increase in net loss and LAE in the second quarter of 2021 from the second quarter of 2020 primarily reflects the impact of higher net premiums earned, partially offset by significantly lower catastrophe losses and higher favorable prior accident year loss reserve development. The decrease in net loss and LAE in the first six months of 2021 from the first six months of 2020 primarily reflects significantly lower catastrophe losses and higher favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned.

Modest catastrophe losses in the second quarter and first six months of 2021 relate to the Winter Storms. Pandemic-related catastrophe losses totaled $27.1 million and $79.4 million in the second quarter and first six months of 2020, respectively.

Net loss and LAE in the second quarter and first six months of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	($ in millions)
Catastrophe events (excluding Pandemic)	$0.1		$(3.8)		$(1.2)		$(2.4)
Pandemic	(18.5)		—		(30.3)		—
Non-catastrophe	(54.2)	(1)	(34.4)	(2)	(108.3)	(3)	(46.8)	(4)
Total	$(72.6)		$(38.2)		$(139.8)		$(49.2)

(1)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and earlier accident years, and the shorter-tailed lines of business in the 2016, 2018 and 2020 accident years.

(2)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2018 and 2019 accident years.

(3)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2015 and earlier accident years, and the shorter-tailed lines of business in the 2019 and 2020 accident years.

(4)

Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2013 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year development in the shorter-tailed lines of business in the 2014 through 2016, 2018 and 2019 accident years

The favorable prior accident year loss reserve development in the second quarter and first six months of 2021 and 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first six months of 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first six months of 2021.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$123.7	$96.8	27.8%	$232.9	$202.2	15.2%

Expense ratio	28.2%	29.4%		28.7%	31.1%

Casualty & specialty
Commissions, brokerage and other underwriting expenses	$301.6	$226.3	33.3%	$568.3	$470.7	20.7%

Expense ratio	31.6%	30.5%		31.3%	30.3%

Total
Commissions, brokerage and other underwriting expenses	$425.3	$323.1	31.6%	$801.2	$672.9	19.1%

Expense ratio	30.5%	30.2%		30.5%	30.5%

Property. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above, and higher annual incentive accruals.

Casualty & specialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above, higher annual incentive compensation accruals and slightly higher commission rates due in part to higher sliding scale commissions.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Underwriting profit (loss)	$41.5	$(41.5)	(200.0%)	$(19.9)	$(73.4)	(72.9%)

Combined ratio	90.6%	112.6%		102.5%	111.3%

Casualty & specialty
Underwriting profit (loss)	$82.7	$11.2	638.4%	$149.0	$(35.8)	(516.2%)

Combined ratio	91.3%	98.6%		91.8%	102.3%

Total
Underwriting profit (loss)	$124.2	$(30.3)	(509.9%)	$129.1	$(109.2)	(218.2%)

Combined ratio	91.1%	102.9%		95.0%	104.9%

Property. The underwriting profit in the second quarter of 2021 compared with an underwriting loss in the second quarter of 2020, and the decrease in underwriting loss in the first six months of 2021 from the first six months of 2020 primarily reflect lower catastrophe losses arising from the Winter Storms compared with more significant Pandemic catastrophe losses in the second quarter and first six months of 2020, partially offset by unfavorable prior accident year loss reserve development related to the Pandemic in the second quarter and first six month of 2021, all as discussed above.

Casualty & specialty. The increase in underwriting profit in the second quarter of 2021 from the second quarter of 2020, and the underwriting profit in the first six months of 2021 compared with the underwriting loss in the first six months of 2020 primarily reflect significant Pandemic catastrophe losses in the second quarter and first six months of 2020 and higher favorable prior accident year loss reserve development in the second quarter and first six month of 2021, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2020 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended June 30, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$557.6	$123.4	$681.0
Net premiums written	363.7	105.4	469.1

Net premiums earned	296.3	94.9	391.2
Net loss and LAE:
Current year (excluding catastrophe losses)	151.9	56.3	208.2
Current year catastrophe losses	44.3	0.1	44.4
Prior years	(9.3)	0.2	(9.1)
Total net loss and LAE	186.9	56.6	243.5
Commissions, brokerage and other underwriting expenses	60.6	37.6	98.2
Underwriting profit(1)	$48.8	$0.7	$49.5

Loss ratio(2):
Current year (excluding catastrophe losses)	51.2%	59.3%	53.2%
Current year catastrophe losses	15.0%	0.1%	11.3%
Prior years	(3.1%)	0.2%	(2.3%)
Total net loss and LAE	63.1%	59.6%	62.2%
Expense ratio(3)	20.5%	39.7%	25.1%
Combined ratio(4)	83.6%	99.3%	87.3%

Three Months Ended June 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$474.7	$101.2	$575.9
Net premiums written	300.0	91.5	391.5

Net premiums earned	241.5	82.4	323.9
Net loss and LAE:
Current year (excluding catastrophe losses)	131.9	49.0	180.9
Current year catastrophe losses	47.6	1.2	48.8
Prior years	16.5	—	16.5
Total net loss and LAE	196.0	50.2	246.2
Commissions, brokerage and other underwriting expenses	52.7	34.2	86.9
Underwriting (loss)(1)	$(7.2)	$(2.0)	$(9.2)

Loss ratio(2):
Current year (excluding catastrophe losses)	54.6%	59.5%	55.8%
Current year catastrophe losses	19.7%	1.5%	15.1%
Prior years	6.8%	(—%)	5.1%
Total net loss and LAE	81.1%	61.0%	76.0%
Expense ratio(3)	21.8%	41.5%	26.8%
Combined ratio(4)	102.9%	102.5%	102.8%

Six Months Ended June 30, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$978.4	$225.7	$1,204.1
Net premiums written	636.2	192.8	829.0

Net premiums earned	579.9	186.2	766.1
Net loss and LAE:
Current year (excluding catastrophe losses)	282.6	110.0	392.6
Current year catastrophe losses	124.5	1.2	125.7
Prior years	(12.0)	0.3	(11.7)
Total net loss and LAE	395.1	111.5	506.6
Commissions, brokerage and other underwriting expenses	124.7	73.6	198.3
Underwriting profit(1)	$60.1	$1.1	$61.2

Loss ratio(2):
Current year (excluding catastrophe losses)	48.7%	59.1%	51.2%
Current year catastrophe losses	21.5%	0.6%	16.4%
Prior years	(2.1%)	0.2%	(1.5%)
Total net loss and LAE	68.1%	59.9%	66.1%
Expense ratio(3)	21.5%	39.5%	25.9%
Combined ratio(4)	89.6%	99.4%	92.0%

Six Months Ended June 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$840.6	$186.7	$1,027.3
Net premiums written	544.5	169.7	714.2

Net premiums earned	470.9	164.3	635.2
Net loss and LAE:
Current year (excluding catastrophe losses)	240.0	98.0	338.0
Current year catastrophe losses	56.9	1.3	58.2
Prior years	15.0	0.2	15.2
Total net loss and LAE	311.9	99.5	411.4
Commissions, brokerage and other underwriting expenses	110.6	67.9	178.5
Underwriting profit (loss)(1)	$48.4	$(3.1)	$45.3

Loss ratio(2):
Current year (excluding catastrophe losses)	50.9%	59.6%	53.2%
Current year catastrophe losses	12.1%	0.8%	9.2%
Prior years	3.2%	0.1%	2.4%
Total net loss and LAE	66.2%	60.5%	64.8%
Expense ratio(3)	23.5%	41.3%	28.1%
Combined ratio(4)	89.7%	101.8%	92.9%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$557.6	$474.7	17.5%	$978.4	$840.6	16.4%
Net premiums written	363.7	300.0	21.2%	636.2	544.5	16.8%
Net premiums earned	296.3	241.5	22.7%	579.9	470.9	23.1%
CapSpecialty
Premiums written:
Gross premiums written	$123.4	$101.2	21.9%	$225.7	$186.7	20.9%
Net premiums written	105.4	91.5	15.2%	192.8	169.7	13.6%
Net premiums earned	94.9	82.4	15.2%	186.2	164.3	13.3%
Total
Premiums written:
Gross premiums written	$681.0	$575.9	18.2%	$1,204.1	$1,027.3	17.2%
Net premiums written	469.1	391.5	19.8%	829.0	714.2	16.1%
Net premiums earned	391.2	323.9	20.8%	766.1	635.2	20.6%

RSUI. The increases in gross premiums written in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the directors’ and officers’ liability, property, and umbrella/excess lines of business.

The increases in net premiums earned in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect growth in the professional liability and other specialty casualty lines of business and, to a lesser extent, the impact of CapSpecialty’s purchases of certain renewal rights in May 2020 and growth in the surety lines of business, partially offset by a curtailment of certain unprofitable broker relationships. Growth in the professional liability and other specialty casualty lines of business reflect increases in business opportunities and higher rates.

The increases in net premiums earned in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned from higher reinsurance costs.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$151.9	$131.9	15.2%	$282.6	$240.0	17.8%
Current year catastrophe losses	44.3	47.6	(6.9%)	124.5	56.9	118.8%
Prior years	(9.3)	16.5	(156.4%)	(12.0)	15.0	(180.0%)
Total net loss and LAE	$186.9	$196.0	(4.6%)	$395.1	$311.9	26.7%

Loss ratio:
Current year (excluding catastrophe losses)	51.2%	54.6%		48.7%	50.9%
Current year catastrophe losses	15.0%	19.7%		21.5%	12.1%
Prior years	(3.1%)	6.8%		(2.1%)	3.2%
Total net loss and LAE	63.1%	81.1%		68.1%	66.2%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$56.3	$49.0	14.9%	$110.0	$98.0	12.2%
Current year catastrophe losses	0.1	1.2	(91.7%)	1.2	1.3	(7.7%)
Prior years	0.2	—	(—%)	0.3	0.2	50.0%
Total net loss and LAE	$56.6	$50.2	12.7%	$111.5	$99.5	12.1%

Loss ratio:
Current year (excluding catastrophe losses)	59.3%	59.5%		59.1%	59.6%
Current year catastrophe losses	0.1%	1.5%		0.6%	0.8%
Prior years	0.2%	(—%)		0.2%	0.1%
Total net loss and LAE	59.6%	61.0%		59.9%	60.5%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$208.2	$180.9	15.1%	$392.6	$338.0	16.2%
Current year catastrophe losses	44.4	48.8	(9.0%)	125.7	58.2	116.0%
Prior years	(9.1)	16.5	(155.2%)	(11.7)	15.2	(177.0%)
Total net loss and LAE	$243.5	$246.2	(1.1%)	$506.6	$411.4	23.1%

Loss ratio:
Current year (excluding catastrophe losses)	53.2%	55.8%		51.2%	53.2%
Current year catastrophe losses	11.3%	15.1%		16.4%	9.2%
Prior years	(2.3%)	5.1%		(1.5%)	2.4%
Total net loss and LAE	62.2%	76.0%		66.1%	64.8%

RSUI. The decrease in net loss and LAE in the second quarter of 2021 from the second quarter of 2020 primarily reflects favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the second quarter of 2020, a lower overall current accident year loss ratio excluding catastrophe losses and, to a lesser extent, lower catastrophe losses, partially offset by the impact of higher net premiums earned.

The increase in net loss and LAE in the first six months of 2021 from the first six months of 2020 primarily reflects higher catastrophe losses and the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the first six months of 2020, and a lower overall current accident year loss ratio excluding catastrophe losses.

Catastrophe losses in the second quarter and first six months of 2021 primarily relate to the Winter Storms, which were $31.1 million and $111.1 million, respectively. The remaining catastrophe losses relate to severe weather and flooding in the Midwestern U.S. in the spring of 2021. Catastrophe losses in the second quarter and first six months of 2020 include $20.3 million of Pandemic losses, which primarily relate to business interruption and related estimated legal expenses. The remaining catastrophe losses relate primarily to severe weather and flooding in the Southeastern U.S. and a tornado in Tennessee.

Net loss and LAE in the second quarter and first six months of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	($ in millions)
Casualty	$(2.6)	(1)	$16.5	(2)	$(3.7)	(1)	$15.5	(2)
Property and other	(6.7)	(3)	—		(8.3)	(3)	(0.5)
Total	$(9.3)		$16.5		$(12.0)		$15.0

(1)

Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2013 and 2014 accident years and the binding authority lines of business in the 2011 through 2013 accident years.

(2)

Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2017 through 2019 accident years, partially offset by favorable prior accident year loss reserve development in the directors’ and officers’ liability and umbrella/excess lines of business in the 2011 through 2015 accident years.

(3)

Primarily reflects favorable prior accident year loss reserve development related to losses not classified as catastrophes in recent accident years and, to a lesser extent, catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2021 and the unfavorable prior accident year loss reserve development in the second quarter and first six months of 2020 reflect favorable and unfavorable loss emergence, respectively, compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first six months of 2021 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first six months of 2021.

CapSpecialty. The increases in net loss and LAE in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, partially offset by lower catastrophe costs.

Net loss and LAE in the second quarter and first six months of 2021 includes modest unfavorable prior accident year loss reserve development in several casualty lines of business.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$60.6	$52.7	15.0%	$124.7	$110.6	12.7%

Expense ratio	20.5%	21.8%		21.5%	23.5%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$37.6	$34.2	9.9%	$73.6	$67.9	8.4%

Expense ratio	39.7%	41.5%		39.5%	41.3%

Total
Commissions, brokerage and other underwriting expenses	$98.2	$86.9	13.0%	$198.3	$178.5	11.1%

Expense ratio	25.1%	26.8%		25.9%	28.1%

RSUI. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation expense accruals, partially offset by lower overall commission rates.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above and, to a lesser extent, investments in technology and higher short-term incentive compensation expense accruals.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Underwriting profit (loss)	$48.8	$(7.2)	(777.8%)	$60.1	$48.4	24.2%

Combined ratio	83.6%	102.9%		89.6%	89.7%

CapSpecialty
Underwriting profit (loss)	$0.7	$(2.0)	(135.0%)	$1.1	$(3.1)	(135.5%)

Combined ratio	99.3%	102.5%		99.4%	101.8%

Total
Underwriting profit (loss)	$49.5	$(9.2)	(638.0%)	$61.2	$45.3	35.1%

Combined ratio	87.3%	102.8%		92.0%	92.9%

RSUI. The underwriting profit in the second quarter of 2021 compared to the underwriting loss in the second quarter of 2020 primarily reflects favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the second quarter of 2020 and, to a lesser extent, a lower expense ratio, a lower overall current accident year loss ratio excluding catastrophe losses and lower catastrophe losses, all as discussed above.

The increase in underwriting profit in the first six months of 2021 from the first six months of 2020 primarily reflects favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the first six months of 2020 and, to a lesser extent, a lower expense ratio and a lower overall current accident year loss ratio excluding catastrophe losses, partially offset by higher catastrophe losses, all as discussed above.

CapSpecialty. The underwriting profit in the second quarter and first six months of 2021 compared with the underwriting loss in the corresponding 2020 periods primarily reflect a lower expense ratio and lower catastrophe losses, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Net investment income	$136.6	$115.4	18.4%	$259.7	$225.0	15.4%
Change in the fair value of equity securities	169.5	242.2	(30.0%)	254.8	(279.4)	(191.2%)
Net realized capital gains	12.8	(10.1)	(226.7%)	23.3	35.1	(33.6%)
Change in allowance for credit losses on available for sale securities	0.2	16.6	(98.8%)	2.1	(14.1)	(114.9%)

Net investment income. The increase in net investment income in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflects higher dividend income and higher partnership income, partially offset by lower interest income. The increase in dividend income reflects an increased allocation to higher-yielding stocks and a large special dividend received from a mutual fund. Our partnership income in the first six months of 2020 reflected the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short-term investment and floating-rate debt securities.

Change in the fair value of equity securities. The changes in the fair value of equity securities in the second quarter and first six months of 2021 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and financial sectors and, for the second quarter, the technology sector. The change in the fair value of equity securities in the first six months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions, as discussed above. The change in the fair value of equity securities in the second quarter of 2020 reflects a partial recovery of the equity market and our equity securities portfolio, as concerns about the Pandemic moderated.

Net realized capital gains. The net realized capital gains in the second quarter of 2021 compared to the net realized capital losses in the second quarter of 2020 primarily reflects gains realized from the sale of our debt securities, compared with Pandemic-driven losses realized in the second quarter of 2020. The decrease in net realized capital gains in the first six months of 2021 from the first six months of 2020 primarily reflects significant gains realized from the sale of our debt securities earlier in 2020.

Change in allowance for credit losses on available for sale securities. The changes in allowance for credit losses on AFS in the second quarter and first six months of 2021 primarily reflect reductions of credit losses on AFS securities from bond sales of $0.2 million and $2.1 million, respectively. The change in allowance for credit losses on AFS securities in the first six months of 2020 reflects $14.1 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost. The $14.1 million is net of a $16.6 million reduction of credit losses on AFS securities in the second quarter of 2020, arising primarily from improved bond market conditions and bond sales.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three and six months ended June 30, 2021.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, Wilbert and, beginning May 10, 2021, Piedmont; (ii) non-industrial operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level, which include hotel development projects.

On May 10, 2021, Piedmont, a newly-formed subsidiary of Alleghany Capital, acquired Wilbert, Inc., doing business as Wilbert Plastic Services, or “WPS.” WPS is a provider of injection molded and thermoformed parts and multi-component assemblies for original equipment manufacturer customers in a range of end-markets, headquartered in Belmont, North Carolina. See Note 10(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information on this acquisition. On April 1, 2020, Alleghany Capital acquired an additional approximately 55 percent of Wilbert it previously did not own, bringing its equity interest in Wilbert to approximately 100 percent, and as of that date, the results of Wilbert were included in our consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting and was included in other assets.

The following table presents the results of the Alleghany Capital segment for the second quarter and first six months of 2021 and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$407.2	$382.0	$—	$789.2	$280.6	$202.6	$—	$483.2
Net investment income	—	—	—	—	—	—	—	—
Net realized capital gains	0.1	0.1	—	0.2	0.1	—	16.3	16.4
Total revenues	$407.3	$382.1	$—	$789.4	$280.7	$202.6	$16.3	$499.6
Other operating expenses(1)	372.3	346.5	5.3	724.1	271.5	197.9	4.2	473.6
Amortization of intangible assets	4.4	7.2	—	11.6	4.0	7.9	—	11.9
Interest expense	2.0	1.6	0.1	3.7	2.5	1.7	0.1	4.3
Earnings (losses) before income taxes	$28.6	$26.8	$(5.4)	$50.0	$2.7	$(4.9)	$12.0	$9.8

Earnings (losses) before income taxes	$28.6	$26.8	$(5.4)	$50.0	$2.7	$(4.9)	$12.0	$9.8
Less: net realized capital gains	(0.1)	(0.1)	—	(0.2)	(0.1)	—	(16.3)	(16.4)
Add: amortization of intangible assets	4.4	7.2	—	11.6	4.0	7.9	—	11.9
Adjusted earnings (losses) before income taxes(2)	$32.9	$33.9	$(5.4)	$61.4	$6.6	$3.0	$(4.3)	$5.3

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Noninsurance revenue(1)	$811.7	$736.7	$—	$1,548.4	$523.1	$417.3	$0.1	$940.5
Net investment income	—	—	—	—	1.8	—	—	1.8
Net realized capital gains	0.3	0.9	—	1.2	5.3	(0.2)	16.3	21.4
Total revenues	$812.0	$737.6	$—	$1,549.6	$530.2	$417.1	$16.4	$963.7
Other operating expenses(1)	744.5	679.1	9.8	1,433.4	508.4	411.7	4.2	924.3
Amortization of intangible assets	8.5	14.4	—	22.9	7.4	13.8	—	21.2
Interest expense	4.1	3.3	0.1	7.5	4.5	4.2	(0.6)	8.1
Earnings (losses) before income taxes	$54.9	$40.8	$(9.9)	$85.8	$9.9	$(12.6)	$12.8	$10.1

Earnings (losses) before income taxes	$54.9	$40.8	$(9.9)	$85.8	$9.9	$(12.6)	$12.8	$10.1
Less: net realized capital gains	(0.3)	(0.9)	—	(1.2)	(5.3)	0.2	(16.3)	(21.4)
Add: amortization of intangible assets	8.5	14.4	—	22.9	7.4	13.8	—	21.2
Adjusted earnings (losses) before income taxes(2)	$63.1	$54.3	$(9.9)	$107.5	$12.0	$1.4	$(3.5)	$9.9

(1)

For industrial and non-industrial operations: (i) noninsurance revenue consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $1.0 million and $1.6 million for the second quarter of 2021 and 2020, respectively, and $1.9 million and $4.4 million in the first six months of 2021 and 2020, respectively.

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

The changes in Alleghany Capital’s equity for the three and six months ended June 30, 2021 and 2020 are presented in the table below:

	Three Months Ended June 30,
	2021				2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$627.8	$473.1	$(23.1)	$1,077.8	$542.0	$468.4	$(9.7)	$1,000.7
Earnings (losses) before income taxes	28.6	26.8	(5.4)	50.0	2.7	(4.9)	12.0	9.8
Income taxes(1)	(1.0)	(1.1)	(7.9)	(10.0)	0.8	(0.1)	1.0	1.7
Net earnings attributable to noncontrolling interests(2)	(5.1)	(10.8)	—	(15.9)	(0.9)	1.8	—	0.9
Capital contributions (returns of capital) and other(3)	41.2	(12.4)	5.1	33.9	62.4	(4.8)	(57.5)	0.1
Equity, end of period	$691.5	$475.6	$(31.3)	$1,135.8	$607.0	$460.4	$(54.2)	$1,013.2

	Six Months Ended June 30,
	2021				2020
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Equity, beginning of period	$629.5	$482.7	$(3.1)	$1,109.1	$523.3	$410.6	$(33.0)	$900.9
Earnings (losses) before income taxes	54.9	40.8	(9.9)	85.8	9.9	(12.6)	12.8	10.1
Income taxes(1)	(2.9)	(2.0)	(12.3)	(17.2)	(0.7)	(0.1)	1.4	0.6
Net earnings attributable to noncontrolling interests(2)	(8.6)	(15.4)	—	(24.0)	(0.9)	2.1	—	1.2
Capital contributions (returns of capital) and other(3)	18.6	(30.5)	(6.0)	(17.9)	75.4	60.4	(35.4)	100.4
Equity, end of period	$691.5	$475.6	$(31.3)	$1,135.8	$607.0	$460.4	$(54.2)	$1,013.2

(1)

Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended June 30, 2021 was ($6.0) million and ($5.6) million, respectively, and for the three months ended June 30, 2020 was ($0.2) million and $1.0 million, respectively, and for the six months ended June 30, 2021 ($11.4) million and ($8.6) million, respectively, and for the six months ended June 30, 2020 was ($1.7) million and $2.6 million, respectively.

(2)

During the first six months of 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 24 percent; and Concord - 15 percent.

(3)

For the three and six months ended June 30, 2021, capital contributions primarily reflect funding provided by Alleghany Capital to Piedmont for its May 10, 2021 purchase of WPS. For the six months ended June, 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares for its acquisition of Kelly Toy Holdings, LLC, or “Kelly Toy,” that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital for its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020.

Noninsurance revenue. The increases in noninsurance revenue in the second quarter and first six months of 2021 from the corresponding 2020 periods reflect higher revenue from all non-industrial and industrial subsidiaries.

The increases in non-industrial noninsurance revenue primarily reflect higher sales at Jazwares due to strong customer demand across its portfolio of licenses and brands, the impact of its April 1, 2020 acquisition of Kelly Toy, and the reduced impact of Pandemic-related disruptions to shipping schedules. To a lesser extent, the increase in non-industrial revenue reflects higher revenue at IPS, due to the realization of a much higher backlog and higher employee utilization in the second quarter and first six months of 2021, and Pandemic-related project delays and safety measures undertaken in the second quarter and first six months of 2020.

The increases in industrial noninsurance revenue primarily reflect higher revenue at W&W|AFCO Steel and, to a lesser extent, the impact of Piedmont’s acquisition of WPS.  The increases in industrial noninsurance revenue in the first six months of 2021 also include the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The higher revenue at W&W|AFCO Steel reflects the realization of a strong backlog with higher man-hours worked, the timing of revenue recognition on certain large construction projects and the reduced impact of Pandemic-related site closures and safety measures.

Net investment income. Net investment income in the first six months of 2020 reflected equity-method income from Wilbert, which ceased upon Wilbert’s April 1, 2020 inclusion in our consolidated results.

Net realized capital gains.  Net realized capital gains in the second quarter and first six months of 2021 primarily reflect modest gains from certain foreign currency exchange rate impacts. Net realized capital gains in the second quarter and first six months of 2020 primarily reflect the $16.3 million Wilbert Remeasurement Gain. In addition, the first six months of 2020 include realized gains from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The increases in other operating expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect an increase in costs related to higher revenues in non-industrial and industrial operations, as described above and, to a lesser extent, higher supply chain costs at Jazwares, partially offset by lower costs of Pandemic-related safety measures. In addition, the increase in other operating expenses in 2021 reflected an increase in long-term incentive compensation accruals in Alleghany Capital’s corporate operations.

Amortization of intangible assets. The increase in amortization expense in the first six months of 2021 from the first six months of 2020 primarily reflect the April 1, 2020 Kelly Toy acquisition by Jazwares, the acquisition of WPS, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results.

Earnings (losses) before income taxes. The increases in earnings before income taxes in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect higher non-industrial and industrial earnings, partially offset by an increase in long-term incentive compensation accruals in Alleghany Capital’s corporate operations. The increases in non-industrial earnings before income taxes in the second quarter and first six months of 2021 primarily reflect an increase in sales and margins at Jazwares, and, to a lesser extent, an increase in revenue and margins at IPS, all as discussed above. Higher industrial earnings before income taxes in the second quarter and first six months of 2021 primarily reflect increases in revenue and margins at W&W|AFCO Steel and the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results and revenue and margin growth, partially offset by lower realized capital gains, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. The following table presents the results for corporate activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	($ in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	(9.7)	3.3	20.7	3.9
Change in the fair value of equity securities	34.4	—	61.8	(1.4)
Net realized capital gains	(0.1)	(44.4)	1.4	(81.6)
Change in allowance for credit losses on available for sale securities	—	0.4	0.1	(0.3)
Noninsurance revenue	0.1	1.2	0.2	4.5
Total revenues	24.7	(39.5)	84.2	(74.9)

Net loss and loss adjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	0.3	3.4	0.6	9.6
Corporate administration	19.8	18.1	29.9	5.8
Amortization of intangible assets	—	—	—	—
Interest expense	13.6	11.1	26.9	19.0
(Losses) earnings before income taxes	$(9.0)	$(72.1)	$26.8	$(109.3)

Net investment income. The negative net investment income in the second quarter of 2021 compared with positive net investment income in the second quarter of 2020, and the increase in investment income in first six months of 2021 from the first six months of 2020 primarily reflect significant partnership losses in the second quarter of 2021 and significant partnership income in the first six months of 2021 due to depreciation and appreciation, respectively, in a certain partnership that has exposure to cryptocurrencies.

In addition, dividend income was higher in the second quarter and first six months of 2021 than the comparable 2020 periods, reflecting an increased allocation to higher-yielding stocks.

Change in the fair value of equity securities. The changes in the fair value of equity securities in the second quarter and first six months of 2021 reflect appreciation in the value of equity securities at the Alleghany parent company-level, primarily from our holdings in the materials sector. The change in the fair value of equity securities in the first six months of 2020 reflects significant depreciation in the value of equity securities at the Alleghany parent company-level due primarily to the impact of the Pandemic, as discussed above.

Net realized capital gains. The modest net realized capital gains and losses in the second quarter and first six months of 2021 reflect the sale of debt securities. The net realized capital losses in the second quarter and first six months of 2020 primarily reflect $44.5 million and $74.4 million impairment charges from the write-downs of SORC oil field assets. SORC’s oil field assets were held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs. The net realized capital losses in the first six months of 2020 also include a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on this early redemption.

Noninsurance revenue and other operating expenses. The decreases in noninsurance revenue and other operating expenses in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the absence of energy sales and related operating costs arising from the sale of SORC as of December 31, 2020.

Corporate administration. The increases in corporate administration expense in the second quarter and first six months of 2021 from the corresponding 2020 periods reflect significantly higher Alleghany parent company long-term incentive compensation accruals in the 2021 periods. Long-term incentive compensation accruals reflect appreciation in Alleghany stock price, compared with significant, Pandemic-driven depreciation of Alleghany stock price in the corresponding 2020 periods, particularly in the first six months of 2020.

Interest expense. The increases in interest expense in the second quarter and first six months of 2021 from the corresponding 2020 periods primarily reflect the issuance of certain Alleghany senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information.

Earnings (losses) before income taxes. The decrease in losses before income taxes in the second quarter of 2021 from the second quarter of 2020 primarily reflects appreciation in the value of equity securities at the Alleghany parent company-level in the second quarter of 2021 and the impairment charges from the write-downs of SORC oil field assets in the second quarter of 2020, partially offset by partnership losses in the second quarter of 2021, all as discussed above.

Earnings before income taxes in the first six months of 2021 compared with losses before income taxes in the first six months of 2020 primarily reflects appreciation in the value of equity securities at the Alleghany parent company-level in the first six months of 2021 and the impairment charges from the write-downs of SORC oil field assets in the first six months of 2020, all as discussed above.

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

	As of June 30, 2021			As of December 31, 2020
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,225.9	$(494.3)	$1,731.6	$2,086.0	$(480.0)	$1,606.0
Casualty & specialty(1)	7,929.9	(367.6)	7,562.3	7,728.0	(350.7)	7,377.3
	10,155.8	(861.9)	9,293.9	9,814.0	(830.7)	8,983.3
Insurance Segment
Property	590.1	(209.0)	381.1	585.6	(222.1)	363.5
Casualty(2)	2,641.4	(675.8)	1,965.6	2,441.4	(640.1)	1,801.3
Workers' Compensation	1.9	—	1.9	2.3	—	2.3
All other(3)	187.4	(82.8)	104.6	197.6	(81.1)	116.5
	3,420.8	(967.6)	2,453.2	3,226.9	(943.3)	2,283.6
Eliminations	(72.1)	72.1	—	(70.3)	70.3	—
Total	$13,504.5	$(1,757.4)	$11,747.1	$12,970.6	$(1,703.7)	$11,266.9

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

Changes in Gross and Net Loss and LAE Reserves between June 30, 2021 and December 31, 2020. Gross and net loss and LAE reserves as of June 30, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first six months of 2021, partially offset by payments on catastrophe losses incurred primarily in 2017 through 2020, and net favorable prior accident year loss reserve development, all as discussed above.

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

As of June 30, 2021, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $1,873.4 million, consisting of $1,757.4 million of ceded outstanding loss and LAE and $118.6 million of recoverables on paid losses, less $2.6 million of an allowance for credit losses. See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2021, we held total marketable securities and cash of $1,265.8 million, compared with $1,123.7 million as of December 31, 2020. The increase in marketable securities and cash in the first six months of 2021 primarily reflects the receipt of dividends by TransRe and RSUI and appreciation in the value of holding company-level equity securities portfolio, partially offset by contributions to Alleghany Capital to fund the acquisition of WPS, as discussed above, repurchases of shares of our common stock, as discussed below, and additional investments in certain partnerships at the Alleghany parent company-level.

The $1,265.8 million is composed of $887.8 million at the Alleghany parent company, $299.2 million at AIHL and $78.8 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2021.

Stockholders’ equity attributable to Alleghany stockholders was approximately $9.1 billion as of June 30, 2021, compared with approximately $8.8 billion as of December 31, 2020. The increase in stockholders’ equity in the first six months of 2021 primarily reflects net earnings, as discussed above, partially offset by depreciation in the value of our debt securities portfolio and repurchases of our common stock, all as discussed below. As of June 30, 2021, we had 13,888,774 shares of our common stock outstanding, compared with 14,041,180 shares of our common stock outstanding as of December 31, 2020.

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

There were no borrowings under the Credit Agreement from inception through June 30, 2021.

Common Stock Repurchases. In June 2018, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of June 30, 2021, we had $333.3 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares repurchased	52,716	—	155,741	62,540
Cost of shares repurchased (in millions)	$35.9	$—	$99.1	$44.3
Average price per share repurchased	$681.49	$—	$636.42	$707.84

Special Dividend. In February 2020, our Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, we paid dividends to stockholders totaling $215.0 million.

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on Pillar Investments as of June 30, 2021.

See Note 9(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding certain variable interest entities.

Investments in Commercial Mortgage Loans. As of June 30, 2021 and December 31, 2020, the carrying value of our commercial mortgage loan portfolio was $543.1 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of June 30, 2021.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2021.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $484.6 million as of June 30, 2021, which is generally used to support working capital needs and to help finance acquisitions. The $484.6 million included:

•

$213.3 million of borrowings by Jazwares under its available credit facilities to support its seasonal working capital requirements and borrowings incurred and assumed from its acquisitions in 2019 and 2020;

•	$70.8 million of borrowings by Wilbert under its available credit facility and term loans;
•

$57.9 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of controlling interests in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;

•	$44.3 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans, including borrowings incurred and assumed from its acquisition of Hirschfeld Holdings, LP in 2018;
•	$39.6 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in 2019;
•	$32.6 million of term loans at Piedmont primarily related to borrowings to finance the acquisition of WPS in 2021; and

a

•

$26.1 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments.  Commencing in 2020, Alleghany Capital invested $0.8 million in certain hotel development projects.  The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of June 30, 2021, we guaranteed up to $5.3 million of debt of these entities to certain third-party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies.  In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2021 and December 31, 2020 was AA-. Although a portion of Alleghany’s debt securities is insured by third-party financial guaranty insurance companies, which consist predominantly of municipal bonds, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2021. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our debt securities portfolio as of June 30, 2021.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal.  Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of June 30, 2021 and December 31, 2020, our debt securities portfolio had an effective duration of approximately 4.4 years and 4.3 years, respectively. We may increase our effective duration by increasing the proportion of our debt securities portfolio held in securities with longer-dated maturities (for example, maturities of more than five years) should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for detail on the contractual maturities of our consolidated debt securities portfolio.

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

On a consolidated basis, as of June 30, 2021, our invested assets increased to approximately $20.9 billion from approximately $20.2 billion as of December 31, 2020, primarily reflecting appreciation in the value of our equity securities portfolio, as discussed above, and cash flows from operating activities, partially offset by depreciation in the value of our debt securities portfolio, repurchases of shares of our common stock and contributions to Alleghany Capital to fund the acquisition of WPS, as discussed above. The depreciation in the value of our debt securities portfolio reflects an increase in risk-free interest rates in the first six months of 2021.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$19,824.1	$19,824.1	$19,051.9	$19,051.9

Liabilities
Senior notes and other debt(2)	$2,063.7	$2,365.4	$2,135.9	$2,468.7

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

See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2021 and December 31, 2020.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2021, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$0.8	$—	$2.6	$8.8	$116.0	$65.2	$40.5	$—	$233.9	$11.9	$245.8
Texas	13.4	—	0.1	11.4	3.9	23.9	87.7	1.9	142.3	80.4	222.7
California	6.2	37.9	2.3	9.6	—	9.7	50.5	2.6	118.8	73.1	191.9
Massachusetts	16.3	5.8	11.7	—	43.0	1.3	20.9	0.3	99.3	67.0	166.3
Pennsylvania	6.3	0.9	11.6	—	—	35.1	8.3	31.9	94.1	39.8	133.9
Washington	—	—	1.9	—	3.2	6.8	42.3	2.3	56.5	53.7	110.2
Florida	—	0.3	3.1	—	19.1	44.1	8.6	9.7	84.9	11.2	96.1
Ohio	35.1	1.2	3.0	1.2	2.2	0.3	11.7	9.5	64.2	30.7	94.9
Michigan	4.2	12.9	3.2	10.5	13.0	—	—	4.9	48.7	18.6	67.3
South Carolina	—	—	—	29.4	2.2	—	5.1	15.1	51.8	11.7	63.5
All other states	95.4	57.4	36.3	60.2	91.1	71.8	171.6	72.7	656.5	205.2	861.7
Total	$177.7	$116.4	$75.8	$131.1	$293.7	$258.2	$447.2	$150.9	$1,651.0	$603.3	2,254.3
Total advanced refunded / escrowed maturity funds											346.5
Total municipal bonds											$2,600.8

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of June 30, 2021 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2021 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$18,231.9	$17,356.2	$16,577.2	$15,864.9	$15,177.9	$14,518.0	$13,899.2
Estimated change in fair value	2,367.0	1,491.3	712.3	—	(687.0)	(1,346.9)	(1,965.7)

Liabilities:
Senior notes and other debt, fair value	$2,959.8	$2,730.8	$2,534.5	$2,365.4	$2,219.2	$2,091.6	$1,979.7
Estimated change in fair value	594.4	365.4	169.1	—	(146.2)	(273.8)	(385.7)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2021 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2021
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$3,580.2	20% Increase	$4,296.3	6.2%
	20% Decrease	2,864.2	(6.2%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $377.8 million as of June 30, 2021.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of June 30, 2021, the largest foreign currency net liability exposure for these foreign operations were the Japanese Yen, Brazilian Real and British Pound and the largest foreign currency net asset exposures for these foreign operations were the Euro and Canadian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2021 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2021
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(44.0)	(1)	20% Increase	($52.8)	(0.1%)
		20% Decrease	(35.2)	0.1%

(1)	Denotes a net liability position as of June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended June 30, 2021:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
April 1 to April 30	16,650	$662.82	16,650	$358.2
May 1 to May 31	5,136	708.20	5,136	354.5
June 1 to June 30	30,930	687.10	30,930	333.3
Total	52,716	681.49	52,716

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: August 5, 2021	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)