Form 10-Q
period 2021-09-30
ALLEGHANY CORP /DE
filed 2021-11-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

13,699,071 Shares, par value $1.00 per share, as of October 24, 2021

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2021 – $2,704,230; 2020 – $2,051,996)	$3,471,705	$2,718,902
Debt securities (amortized cost: 2021 – $15,441,754; 2020 – $14,898,522; allowance for credit losses: 2021 – $307; 2020 – $2,579)	15,884,928	15,618,470
Short-term investments	1,060,414	714,208
	20,417,047	19,051,580
Commercial mortgage loans	543,412	670,239
Other invested assets	543,662	465,153
Total investments	21,504,121	20,186,972
Cash	995,506	791,442
Accrued investment income	94,844	88,760
Premium balances receivable	1,487,785	1,145,341
Reinsurance recoverables	2,187,575	1,781,096
Ceded unearned premiums	447,125	311,898
Deferred acquisition costs	679,796	595,117
Property and equipment at cost, net of accumulated depreciation and amortization	299,404	267,872
Goodwill	631,827	614,163
Intangible assets, net of amortization	786,029	787,462
Current taxes receivable	—	3,189
Funds held under reinsurance agreements	887,551	794,453
Other assets	1,867,624	1,559,245
Total assets	$31,869,187	$28,927,010

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$14,354,864	$12,970,626
Unearned premiums	3,507,790	2,984,060
Senior notes and other debt	2,552,198	2,135,946
Reinsurance payable	333,033	208,384
Current taxes payable	8,966	—
Net deferred tax liabilities	16,670	43,547
Other liabilities	1,973,630	1,594,918
Total liabilities	22,747,151	19,937,481
Redeemable noncontrolling interests	262,526	233,809
Common stock (shares authorized: 2021 and 2020 – 22,000,000; shares issued: 2021 and 2020 – 17,459,961)	17,460	17,460
Contributed capital	3,611,383	3,613,454
Accumulated other comprehensive income	228,349	452,402
Treasury stock, at cost (2021 – 3,710,825 shares; 2020 – 3,418,781 shares)	(1,834,742)	(1,645,930)
Retained earnings	6,837,060	6,318,334
Total stockholders’ equity attributable to Alleghany stockholders	8,859,510	8,755,720
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$31,869,187	$28,927,010

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended September 30,
	2021	2020
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,842,894	$1,556,859
Net investment income	132,965	129,265
Change in the fair value of equity securities	(136,042)	92,799
Net realized capital gains	20,172	16,751
Change in allowance for credit losses on available for sale securities	54	3,454
Product and service revenues	1,006,570	723,785
Total revenues	2,866,613	2,522,913

Costs and Expenses
Net loss and loss adjustment expenses	1,513,877	1,173,655
Commissions, brokerage and other underwriting expenses	529,247	464,522
Other operating expenses	890,972	669,423
Corporate administration	6,225	12,871
Amortization of intangible assets	12,637	11,223
Interest expense	25,659	23,319
Total costs and expenses	2,978,617	2,355,013

(Losses) earnings before income taxes	(112,004)	167,900
Income taxes	(28,509)	30,253
Net (losses) earnings	(83,495)	137,647
Net earnings attributable to noncontrolling interest	31,471	11,125
Net (losses) earnings attributable to Alleghany stockholders	$(114,966)	$126,522

Net (losses) earnings	$(83,495)	$137,647
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($14,784) and $20,504 in 2021 and 2020, respectively	(55,616)	77,133
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($4,248) and ($1,687) for 2021 and 2020, respectively	(15,978)	(6,345)
Change in unrealized currency translation adjustment, net of deferred taxes of ($896) and $3,219 for 2021 and 2020, respectively	(3,370)	12,109
Retirement plans	117	420
Comprehensive (loss) income	(158,342)	220,964
Comprehensive income attributable to noncontrolling interests	31,471	11,125
Comprehensive (loss) income attributable to Alleghany stockholders	$(189,813)	$209,839

Basic (losses) earnings per share attributable to Alleghany stockholders	$(8.31)	$8.86
Diluted (losses) earnings per share attributable to Alleghany stockholders	(8.60)	8.86

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Nine Months Ended September 30,
	2021	2020
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$5,232,008	$4,396,147
Net investment income	413,380	359,938
Change in the fair value of equity securities	180,588	(187,991)
Net realized capital gains	46,045	(8,323)
Change in allowance for credit losses on available for sale securities	2,272	(10,900)
Product and service revenues	2,574,830	1,684,335
Total revenues	8,449,123	6,233,206

Costs and Expenses
Net loss and loss adjustment expenses	3,713,153	3,225,461
Commissions, brokerage and other underwriting expenses	1,528,796	1,315,935
Other operating expenses	2,354,453	1,646,390
Corporate administration	35,931	17,143
Amortization of intangible assets	36,546	32,884
Interest expense	73,448	63,869
Total costs and expenses	7,742,327	6,301,682

Earnings (losses) before income taxes	706,796	(68,476)
Income taxes	132,639	(21,111)
Net earnings (losses)	574,157	(47,365)
Net earnings attributable to noncontrolling interest	55,431	9,953
Net earnings (losses) attributable to Alleghany stockholders	$518,726	$(57,318)

Net earnings (losses)	$574,157	$(47,365)
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($48,377) and $56,401 in 2021 and 2020, respectively	(181,991)	212,175
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($10,147) and ($6,051) for 2021 and 2020, respectively	(38,170)	(22,761)
Change in unrealized currency translation adjustment, net of deferred taxes of ($839) and $3,506 for 2021 and 2020, respectively	(3,158)	13,190
Retirement plans	(735)	1,356
Comprehensive income	350,103	156,595
Comprehensive income attributable to noncontrolling interests	55,431	9,953
Comprehensive income attributable to Alleghany stockholders	$294,672	$146,642

Basic earnings (losses) per share attributable to Alleghany stockholders	$37.28	$(4.01)
Diluted earnings (losses) per share attributable to Alleghany stockholders	37.22	(4.43)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2021
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2020
(17,459,961 shares of common stock issued; 3,418,781 in treasury)	$17,460	$3,613,454	$452,402	$(1,645,930)	$6,318,334	$8,755,720	$233,809
Add (deduct):
Net earnings	—	—	—	—	230,041	230,041	8,022
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(965)	—	—	(965)	—
Change in unrealized appreciation of investments, net	—	—	(229,708)	—	—	(229,708)	—
Change in unrealized currency translation adjustment, net	—	—	2,461	—	—	2,461	—
Comprehensive (loss) income	—	—	(228,212)	—	230,041	1,829	8,022
Treasury stock repurchase	—	—	—	(63,192)	—	(63,192)	—
Other, net	—	310	—	1,214	—	1,524	(8,268)
Balance as of March 31, 2021
(17,459,961 shares of common stock issued; 3,519,292 in treasury)	17,460	3,613,764	224,190	(1,707,908)	6,548,375	8,695,881	233,563
Add (deduct):
Net earnings	—	—	—	—	403,651	403,651	15,938
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	113	—	—	113	—
Change in unrealized appreciation of investments, net	—	—	81,141	—	—	81,141	—
Change in unrealized currency translation adjustment, net	—	—	(2,249)	—	—	(2,249)	—
Comprehensive income	—	—	79,005	—	403,651	482,656	15,938
Treasury stock repurchase	—	—	—	(35,925)	—	(35,925)	—
Other, net	—	(981)	1	399	—	(581)	(8,779)
Balance as of June 30, 2021
(17,459,961 shares of common stock issued; 3,571,187 in treasury)	$17,460	$3,612,783	$303,196	$(1,743,434)	$6,952,026	$9,142,031	$240,722
Add (deduct):
Net (losses) earnings	—	—	—	—	(114,966)	(114,966)	31,471
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	117	—	—	117	—
Change in unrealized appreciation of investments, net	—	—	(71,594)	—	—	(71,594)	—
Change in unrealized currency translation adjustment, net	—	—	(3,370)	—	—	(3,370)	—
Comprehensive (loss) income	—	—	(74,847)	—	(114,966)	(189,813)	31,471
Treasury stock repurchase	—	—	—	(91,324)	—	(91,324)	—
Other, net	—	(1,400)	—	16	—	(1,384)	(9,667)
Balance as of September 30, 2021
(17,459,961 shares of common stock issued; 3,710,825 in treasury)	$17,460	$3,611,383	$228,349	$(1,834,742)	$6,837,060	$8,859,510	$262,526

	Nine Months Ended September 30, 2020
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2019
(17,459,961 shares of common stock issued; 3,095,333 in treasury)	$17,460	$3,608,638	$171,350	$(1,455,877)	$6,435,163	$8,776,734	$204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net losses	—	—	—	—	(361,218)	(361,218)	(254)
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	517	—	—	517	—
Change in unrealized appreciation of investments, net	—	—	(287,477)	—	—	(287,477)	—
Change in unrealized currency translation adjustment, net	—	—	(13,733)	—	—	(13,733)	—
Comprehensive loss	—	—	(300,693)	—	(361,218)	(661,911)	(254)
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(44,268)	—	(44,268)	—
Other, net	—	1,499	—	3,591	—	5,090	3,862
Balance as of March 31, 2020
(17,459,961 shares of common stock issued; 3,150,279 in treasury)	17,460	3,610,137	(129,343)	(1,496,554)	5,855,362	7,857,062	208,361
Add (deduct):
Net earnings (losses)	—	—	—	—	177,378	177,378	(918)
Other comprehensive income, net of tax:
Retirement plans	—	—	419	—	—	419	—
Change in unrealized appreciation of investments, net	—	—	406,103	—	—	406,103	—
Change in unrealized currency translation adjustment, net	—	—	14,814	—	—	14,814	—
Comprehensive income (loss)	—	—	421,336	—	177,378	598,714	(918)
Treasury stock repurchase	—	—	—	—	—	—	—
Other, net	—	(616)	—	1,079	—	463	20,463
Balance as of June 30, 2020
(17,459,961 shares of common stock issued; 3,148,009 in treasury)	$17,460	$3,609,521	$291,993	$(1,495,475)	$6,032,740	$8,456,239	$227,906
Add (deduct):
Net earnings	—	—	—	—	126,522	126,522	11,125
Other comprehensive income, net of tax:
Retirement plans	—	—	420	—	—	420	—
Change in unrealized appreciation of investments, net	—	—	70,788	—	—	70,788	—
Change in unrealized currency translation adjustment, net	—	—	12,109	—	—	12,109	—
Comprehensive income	—	—	83,317	—	126,522	209,839	11,125
Treasury stock repurchase	—	—	—	(69,989)	—	(69,989)	—
Other, net	—	268	—	38	—	306	(2,152)
Balance as of September 30, 2020
(17,459,961 shares of common stock issued; 3,279,342 in treasury)	$17,460	$3,609,789	$375,310	$(1,565,426)	$6,159,262	$8,596,395	$236,879

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Cash flows from operating activities
Net earnings (losses)	$574,157	$(47,365)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	131,980	114,717
Change in the fair value of equity securities	(180,588)	187,991
Net realized capital (gains) losses	(46,045)	8,323
Change in allowance for credit losses on available for sale securities	(2,272)	10,900
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(281,830)	(1,947)
(Increase) decrease in premium balances receivable	(342,444)	(144,274)
(Increase) decrease in ceded unearned premiums	(135,227)	(62,646)
(Increase) decrease in deferred acquisition costs	(84,679)	(52,085)
(Increase) decrease in funds held under reinsurance agreements	(93,098)	(52,828)
Increase (decrease) in unearned premiums	523,730	322,383
Increase (decrease) in loss and loss adjustment expenses	1,384,238	753,156
Change in unrealized foreign currency exchange rate losses (gains)	75,413	(7,012)
Other, net	50,808	(245,578)
Net adjustments	999,986	831,100
Net cash provided by operating activities	1,574,143	783,735
Cash flows from investing activities
Purchases of debt securities	(5,219,289)	(5,255,118)
Purchases of equity securities	(963,870)	(1,282,583)
Sales of debt securities	2,957,325	2,906,720
Maturities and redemptions of debt securities	1,652,348	1,215,659
Sales of equity securities	387,455	1,442,025
Net (purchases) sales of short-term investments	(346,375)	286,249
Net (purchases) sales and maturities of commercial mortgage loans	126,827	(5,675)
(Purchases) sales of property and equipment	(45,065)	(27,412)
Purchases of affiliates and subsidiaries, net of cash acquired	(58,011)	(123,936)
Other, net	12,974	251,072
Net cash used in investing activities	(1,495,681)	(592,999)
Cash flows from financing activities
Repayment of senior notes	—	(307,095)
Treasury stock acquisitions	(190,441)	(114,258)
Proceeds from issuance of senior notes	493,195	499,335
Debt issue costs paid	(5,675)	(4,550)
Increase (decrease) in other debt	(104,845)	(8,215)
Cash dividends paid	—	(215,013)
Other, net	(51,005)	2,582
Net cash provided by (used in) financing activities	141,229	(147,214)
Effect of foreign exchange rate changes on cash	(15,627)	7,959
Net increase in cash	204,064	51,481
Cash at beginning of period	791,442	1,179,098
Cash at end of period	$995,506	$1,230,579

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$56,683	$55,683
Income taxes paid	100,653	57,461

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 of Alleghany Corporation (“Alleghany”).

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2024), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. During the first nine months of 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; IPS - 15 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent.

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

In March 2020, the FASB issued guidance to expedite and simplify the accounting associated with the anticipated migration away from the widely-used London Inter-bank Offered Rate and other similar rates as benchmark interest rates after 2021. Under pre-existing GAAP, such modifications made to: (i) loans and certain other contracts would require re-assessments of the accounting for those contracts, such as whether they were extinguished and remeasured from an accounting perspective; and (ii) derivative contracts may cause a change in accounting, such as a possible dedesignation of hedge accounting. This new guidance largely eliminates these requirements as a result of this migration to one or more new benchmark rates and is generally applicable for contract modifications made prior to December 31, 2022. As a consequence, Alleghany will not recognize gains and losses during this benchmark interest rate transition period that would otherwise have arisen from accounting assessments and remeasurements. Alleghany adopted this guidance in March 2020 and the implementation did not have an impact on its results of operations and financial condition.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$20,417.0	$20,417.0	$19,051.9	$19,051.9

Liabilities
Senior notes and other debt(2)	$2,552.2	$2,850.4	$2,135.9	$2,468.7

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

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of September 30, 2021
Equity securities:
Common stock	$3,465.0	$2.1	$—	$3,467.1
Preferred stock	—	3.3	1.3	4.6
Total equity securities	3,465.0	5.4	1.3	3,471.7
Debt securities:
U.S. Government obligations	—	2,011.8	—	2,011.8
Municipal bonds	—	2,608.5	—	2,608.5
Foreign government obligations	—	826.7	1.7	828.4
U.S. corporate bonds	—	2,696.8	641.2	3,338.0
Foreign corporate bonds	—	1,060.7	163.1	1,223.8
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,953.8	2.0	1,955.8
Commercial mortgage-backed securities (“CMBS”)	—	909.9	—	909.9
Other asset-backed securities(2)	—	1,619.6	1,389.1	3,008.7
Total debt securities	—	13,687.8	2,197.1	15,884.9
Short-term investments	—	1,060.4	—	1,060.4
Other invested assets(3)	—	—	—	—
Total investments (excluding equity method investments and loans)	$3,465.0	$14,753.6	$2,198.4	$20,417.0
Senior notes and other debt	$—	$2,364.8	$485.6	$2,850.4

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2020
Equity securities:
Common stock	$2,711.1	$3.5	$—	$2,714.6
Preferred stock	—	3.0	1.3	4.3
Total equity securities	2,711.1	6.5	1.3	2,718.9
Debt securities:
U.S. Government obligations	—	1,360.1	—	1,360.1
Municipal bonds	—	2,656.8	—	2,656.8
Foreign government obligations	—	879.5	—	879.5
U.S. corporate bonds	—	2,914.1	631.6	3,545.7
Foreign corporate bonds	—	1,133.6	189.5	1,323.1
Mortgage and asset-backed securities:
RMBS(1)	—	2,608.9	2.5	2,611.4
CMBS	—	884.5	5.8	890.3
Other asset-backed securities(2)	—	1,448.9	902.7	2,351.6
Total debt securities	—	13,886.4	1,732.1	15,618.5
Short-term investments	—	714.2	—	714.2
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,711.1	$14,607.1	$1,733.7	$19,051.9
Senior notes and other debt	$—	$1,911.8	$556.9	$2,468.7

(1)
Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)
Includes $1,360.0 million and $878.4 million of collateralized loan obligations as of September 30, 2021 and December 31, 2020, respectively.
(3)
Includes partnership and non-marketable equity investments accounted for at fair value and excludes investments accounted for using the equity method.

In the nine months ended September 30, 2021, Alleghany transferred into Level 3 $5.8 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2021, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. All of the $5.8 million of transfers related to other asset-backed securities. There were no transfers into Level 3 in the three months ended September 30, 2021.

In the three and nine months ended September 30, 2021, Alleghany transferred out of Level 3 $10.2 million and $45.6 million respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first nine months of 2021, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $45.6 million of transfers, $37.0 million related other asset-backed securities, $5.8 million related to CMBS and $2.8 million related to U.S. corporate bonds.

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

The following tables present reconciliations of the changes during the nine months ended September 30, 2021 and 2020 in Level 3 assets measured at fair value:

		Debt Securities
					Mortgage and asset-backed
Nine Months Ended September 30, 2021	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2021	$1.3	$—	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	—	0.1	(0.1)	—	—	0.4	0.1	0.5
Other comprehensive income (loss)	—	—	(14.0)	(5.3)	(0.1)	—	8.9	—	(10.5)
Purchases	—	1.7	99.5	2.4	—	—	732.6	—	836.2
Sales	—	—	—	—	—	—	(1.4)	(0.4)	(1.8)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(73.2)	(23.4)	(0.4)	—	(222.9)	—	(319.9)
Transfers into Level 3	—	—	—	—	—	—	5.8	—	5.8
Transfers out of Level 3	—	—	(2.8)	—	—	(5.8)	(37.0)	—	(45.6)
Balance as of September 30, 2021	$1.3	$1.7	$641.2	$163.1	$2.0	$—	$1,389.1	$—	$2,198.4

		Debt Securities
					Mortgage and asset-backed
Nine Months Ended September 30, 2020	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$—	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings (losses)(2)	—	—	(3.8)	0.1	—	—	(9.5)	—	(13.2)
Other comprehensive income (loss)	—	—	19.2	5.1	(0.1)	0.1	(8.2)	—	16.1
Purchases	—	—	26.0	15.6	0.9	—	63.3	—	105.8
Sales	—	—	(2.0)	(0.8)	—	—	(54.7)	—	(57.5)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(14.7)	(10.4)	(0.2)	—	(55.8)	—	(81.1)
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	(3.3)	—	—	(14.5)	—	(17.8)
Balance as of September 30, 2020	$2.0	$—	$629.7	$175.0	$2.5	$5.9	$777.3	$0.3	$1,592.7

(1)
Includes partnership and non-marketable equity investments accounted for at fair value.
(2)
There were no credit losses recorded in net earnings related to Level 3 instruments still held as of September 30, 2021 and 2020.

With respect to changes in Level 3 liabilities during the first nine months of 2021, the decrease in senior notes and other debt reflects decreased borrowings at Alleghany Capital subsidiaries due to a reduction in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of September 30, 2021 and December 31, 2020, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of September 30, 2021 and December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of September 30, 2021
Debt securities:
U.S. Government obligations	$1,996.9	$26.1	$(11.2)	$—	$2,011.8
Municipal bonds	2,482.0	130.9	(4.4)	—	2,608.5
Foreign government obligations	817.0	17.3	(5.9)	—	828.4
U.S. corporate bonds	3,162.6	190.0	(14.3)	(0.3)	3,338.0
Foreign corporate bonds	1,202.8	27.0	(6.0)	—	1,223.8
Mortgage and asset-backed securities:
RMBS	1,921.9	48.4	(14.5)	—	1,955.8
CMBS	875.2	36.7	(2.0)	—	909.9
Other asset-backed securities(1)	2,983.3	33.1	(7.7)	—	3,008.7
Total debt securities	15,441.7	509.5	(66.0)	(0.3)	15,884.9
Short-term investments	1,060.4	—	—	—	1,060.4
Total investments	$16,502.1	$509.5	$(66.0)	$(0.3)	$16,945.3

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$1,317.6	$44.0	$(1.5)	$—	$1,360.1
Municipal bonds	2,489.1	168.3	(0.6)	—	2,656.8
Foreign government obligations	846.6	33.4	(0.5)	—	879.5
U.S. corporate bonds	3,262.0	289.7	(3.5)	(2.5)	3,545.7
Foreign corporate bonds	1,268.3	55.6	(0.7)	(0.1)	1,323.1
Mortgage and asset-backed securities:
RMBS	2,533.6	78.3	(0.5)	—	2,611.4
CMBS	852.6	45.3	(7.6)	—	890.3
Other asset-backed securities(1)	2,328.7	47.6	(24.7)	—	2,351.6
Total debt securities	14,898.5	762.2	(39.6)	(2.6)	15,618.5
Short-term investments	714.2	—	—	—	714.2
Total investments	$15,612.7	$762.2	$(39.6)	$(2.6)	$16,332.7

(1)
Includes $1,360.0 million and $878.4 million of collateralized loan obligations as of September 30, 2021 and December 31, 2020, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of September 30, 2021
Short-term investments due in one year or less	$1,060.4	$1,060.4
Mortgage and asset-backed securities(1)	5,780.4	5,874.4
Debt securities with maturity dates:
One year or less	691.7	697.8
Over one through five years	3,608.2	3,705.1
Over five through ten years	2,845.3	2,940.4
Over ten years	2,516.1	2,667.2
Total debt securities	$15,441.7	$15,884.9

(1)
Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Interest income	$99.4	$109.1	$298.4	$337.6
Dividend income	18.8	4.9	65.4	20.2
Investment expenses	(6.5)	(7.6)	(19.4)	(22.1)
Partnerships and other investment results	21.3	22.9	69.0	24.2
Total	$133.0	$129.3	$413.4	$359.9

As of September 30, 2021, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.0 billion and $0.1 billion for the three months ended September 30, 2021 and 2020, respectively, and $0.4 billion and $1.4 billion for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents changes in the fair value of equity securities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Change in the fair value of equity securities sold during the period	$0.3	$3.4	$8.2	$(110.8)
Change in the fair value of equity securities held at the end of the period	(136.4)	89.4	172.4	(77.2)
Change in the fair value of equity securities	$(136.1)	$92.8	$180.6	$(188.0)

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $0.6 billion and $0.4 billion for the three months ended September 30, 2021 and 2020, respectively, and $3.0 billion and $2.9 billion for the nine months ended September 30, 2021 and 2020, respectively.

Realized capital gains and losses for the three and nine months ended September 30, 2021 and 2020 primarily reflect the sale of debt securities, except as noted in the footnotes to the following table. The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
	($ in millions)
Gross realized capital gains	$20.8	$21.4	(1)	$63.1	$108.8	(3)
Gross realized capital losses	(0.7)	(4.6)	(2)	(17.1)	(117.1)	(4)
Net realized capital gains	$20.1	$16.8		$46.0	$(8.3)

(1)
Gross realized capital gains in the three months ended September 30, 2020 include a gain of $13.8 million on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord (the “Concord Settlement Gain”).
(2)
Gross realized capital losses in the three months ended September 30, 2020 include impairment charges of $1.6 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale.
(3)
Gross realized capital gains in the nine months ended September 30, 2020 include (i) the $13.8 million Concord Settlement Gain; (ii) a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”); and (iii) a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.
(4)
Gross realized capital losses in the nine months ended September 30, 2020 include (i) impairment charges of $76.0 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale; and (ii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K).

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

Change in allowance for credit losses on AFS securities in the first nine months of 2021 primarily reflects a $2.3 million reduction of credit losses on AFS securities primarily from debt security sales. Of the $2.3 million of change in allowance for credit losses on AFS securities, $0.1 million were incurred in the third quarter of 2021.

Change in allowance for credit losses on AFS securities in the first nine months of 2020 reflects $10.9 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized costs. The $10.9 million is net of a $3.4 million reduction of the allowance for credit losses on AFS securities in the third quarter of 2020, arising primarily from the improved bond market conditions and bond sales

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$0.4	$8.9	$2.6	$—
Beginning balance - cumulative effect of an accounting change	—	—	—	—
Provision for credit losses	(0.1)	(3.4)	(2.3)	10.9
Charge-offs	—	—	—	(5.4)
Recoveries	—	—	—	—
Ending balance	$0.3	$5.5	$0.3	$5.5

The gross unrealized investment losses for debt securities as of September 30, 2021 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of September 30, 2021 and December 31, 2020, was AA-. Although a portion of Alleghany’s debt securities is insured by third-party financial guaranty insurance companies, which consist predominantly of municipal bonds, the impact of such insurance was not significant to the debt securities’ credit quality rating as of September 30, 2021.

The following table presents the ratings of Alleghany’s debt securities as of September 30, 2021:

	Ratings as of September 30, 2021
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$1.4	$2,010.4	$—	$—	$—	$2,011.8
Municipal bonds	218.9	1,841.5	456.3	83.6	8.2	2,608.5
Foreign government obligations	382.2	359.6	83.7	1.2	1.7	828.4
U.S. corporate bonds	14.1	143.0	1,324.8	1,474.4	381.7	3,338.0
Foreign corporate bonds	198.4	74.6	546.7	373.6	30.5	1,223.8
Mortgage and asset-backed securities:
RMBS	2.3	1,947.1	—	0.8	5.6	1,955.8
CMBS	316.6	385.2	200.4	7.7	—	909.9
Other asset-backed securities	1,343.4	756.6	438.7	434.3	35.7	3,008.7
Total debt securities	$2,477.3	$7,518.0	$3,050.6	$2,375.6	$463.4	$15,884.9
Percentage of debt securities, before allowance for credit losses	15.6%	47.3%	19.2%	15.0%	2.9%	100.0%

(1)
Consists of $139.5 million of securities rated BB / Ba, $200.2 million of securities rated B, $31.2 million of securities rated CCC, $0.6 million of securities rated CC, $2.8 million of securities rated below CC and $89.1 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities for which an allowance for credit losses has not been recorded, grouped by duration of time in a continuous unrealized loss position, as of September 30, 2021 and December 31, 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of September 30, 2021
Debt securities:
U.S. Government obligations	$784.4	$9.0	$41.6	$2.2	$826.0	$11.2
Municipal bonds	236.6	4.3	2.1	0.1	238.7	4.4
Foreign government obligations	278.5	4.4	36.7	1.5	315.2	5.9
U.S. corporate bonds	467.5	9.0	67.0	5.3	534.5	14.3
Foreign corporate bonds	324.8	5.2	23.0	0.8	347.8	6.0
Mortgage and asset-backed securities:
RMBS	949.7	14.3	19.7	0.2	969.4	14.5
CMBS	82.1	0.2	40.8	1.8	122.9	2.0
Other asset-backed securities	1,095.2	3.2	324.5	4.5	1,419.7	7.7
Total temporarily impaired securities	$4,218.8	$49.6	$555.4	$16.4	$4,774.2	$66.0

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$255.9	$1.5	$—	$—	$255.9	$1.5
Municipal bonds	36.2	0.6	—	—	36.2	0.6
Foreign government obligations	132.8	0.5	—	—	132.8	0.5
U.S. corporate bonds	168.5	3.5	2.4	—	170.9	3.5
Foreign corporate bonds	36.4	0.2	19.5	0.5	55.9	0.7
Mortgage and asset-backed securities:
RMBS	152.6	0.5	0.4	—	153.0	0.5
CMBS	133.5	7.6	3.8	—	137.3	7.6
Other asset-backed securities	547.9	13.4	533.9	11.3	1,081.8	24.7
Total temporarily impaired securities	$1,463.8	$27.8	$560.0	$11.8	$2,023.8	$39.6

As of September 30, 2021, Alleghany held a total of 1,234 debt securities that were in an unrealized loss position, of which 145 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to U.S. corporate bonds and other asset-backed securities.

(h) Investments in Variable Interest Entities

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of September 30, 2021 and December 31, 2020, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $164.6 million and $173.3 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(i) Investments in Commercial Mortgage Loans

As of September 30, 2021 and December 31, 2020, the carrying value of Alleghany’s commercial mortgage loan portfolio was $543.4 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of September 30, 2021 and December 31, 2020. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of September 30, 2021, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of September 30, 2021. Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of September 30, 2021, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$0.6	$1.3	$1.4	$—
Beginning balance - cumulative effect of an accounting change	—	—	—	0.8
Provision for credit losses	(0.4)	0.2	(1.2)	0.7
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$0.2	$1.5	$0.2	$1.5

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of September 30, 2021 and December 31, 2020 are presented in the table below:

	As of September 30,	As of December 31,
	2021	2020
	($ in millions)
Reinsurance recoverables on paid losses	$134.4	$85.3
Ceded outstanding loss and LAE	2,056.1	1,703.7
Reinsurance recoverables, before allowance for credit losses	2,190.5	1,789.0
Allowance for credit losses	(2.9)	(7.9)
Total	$2,187.6	$1,781.1

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of our reinsurers as of September 30, 2021:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	$179.7	8.2%
Syndicates at Lloyd's of London	A (Excellent)	159.5	7.3%
PartnerRe Ltd	A (Excellent)	133.2	6.1%
RenaissanceRe Holdings Ltd	A+ (Superior)	123.5	5.6%
Fairfax Financial Holdings Ltd	A (Excellent)	115.4	5.3%
Swiss Reinsurance Company	A+ (Superior)	98.7	4.5%
Kane SAC Ltd, Bowery Segregated Account(3)	not rated	76.0	3.5%
Chubb	A++ (Superior)	74.2	3.4%
W.R. Berkley Corporation	A+ (Superior)	71.0	3.2%
SiriusPoint Ltd.	A- (Excellent)	70.2	3.2%
All other reinsurers		1,089.1	49.7%
Total reinsurance recoverables, before allowance for credit losses(4)		$2,190.5	100.0%
Allowance for credit losses		(2.9)
Total		$2,187.6
Secured reinsurance recoverables(3)		$972.5	44.4%

(1)
Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)
Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)
Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)
Approximately 63 percent of our reinsurance recoverables balance as of September 30, 2021 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$2.6	$6.9	$7.9	$—
Beginning balance - cumulative effect of an accounting change	—	—	—	3.3
Provision for credit losses	0.3	—	(5.0)	3.6
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$2.9	$6.9	$2.9	$6.9

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	($ in millions)
Reserves as of January 1	$12,970.6	$11,928.4
Less: reinsurance recoverables(1)	1,703.7	1,583.9
Net reserves as of January 1	11,266.9	10,344.5

Other adjustments	0.1	(2.3)

Incurred loss and LAE, net of reinsurance, related to:
Current year	3,916.7	3,381.5
Prior years	(203.5)	(156.0)
Total incurred loss and LAE, net of reinsurance	3,713.2	3,225.5

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	585.4	504.0
Prior years	2,097.2	2,078.0
Total paid loss and LAE, net of reinsurance	2,682.6	2,582.0

Foreign currency exchange rate effect	1.2	74.9

Net reserves as of September 30	12,298.8	11,060.6
Reinsurance recoverables as of September 30(1)	2,056.1	1,620.9
Reserves as of September 30	$14,354.9	$12,681.5

(1)
Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)
Includes paid losses and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of September 30, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in first nine months of 2021, partially offset by payments on catastrophe losses incurred primarily in 2017 through 2020, and net favorable prior accident year loss reserve development. Catastrophe losses incurred in 2020 and, as noted below, prior accident year loss reserve development in the first nine months of 2021 include amounts related to the COVID-19 global pandemic (the “Pandemic”); See Note 9(a) of this Form 10-Q for additional information.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events (excluding Pandemic)	$(11.2)	(1)	$4.6		$(14.2)	(2)	$(27.3)	(3)
Pandemic	15.1		—		62.7		—
Non-catastrophe	(20.0)	(4)	(19.7)	(5)	(54.6)	(4)	(47.5)	(5)
Total	(16.1)		(15.1)		(6.1)		(74.8)
Casualty & specialty:
Catastrophe events (excluding Pandemic)	(1.5)		0.4		(2.7)		(2.1)
Pandemic	(16.8)		—		(47.1)		—
Non-catastrophe	(23.2)	(6)	(33.6)	(7)	(131.5)	(6)	(80.3)	(8)
Total	(41.5)		(33.2)		(181.3)		(82.4)
Total Reinsurance Segment	(57.6)		(48.3)		(187.4)		(157.2)

Insurance Segment
RSUI:
Casualty	(3.2)	(9)	(6.6)	(10)	(6.9)	(9)	8.9	(11)
Property and other	(3.6)	(12)	(7.9)	(13)	(11.9)	(12)	(8.4)	(13)
Total	(6.8)		(14.5)		(18.8)		0.5
CapSpecialty	2.4	(14)	0.5		2.7	(14)	0.7
Total incurred related to prior years	$(62.0)		$(62.3)		$(203.5)		$(156.0)

(1)
Primarily reflects favorable prior accident year loss reserve development related to catastrophe losses in the 2018 accident year.
(2)
Primarily reflects favorable prior accident year loss reserve development related to catastrophic events in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Laura and Sally in the 2020 accident year.
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
(6)
Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in recent accident years and longer-tailed lines of business in the 2014 and earlier accident years, partially offset by unfavorable prior accident year development in the longer-tailed lines of business in the 2015 through 2018 accident years.
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
(9)
Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2013 and 2014 accident years and the binding authority lines of business in the 2011 through 2013 accident years.
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
(14)
Primarily reflects unfavorable prior accident year loss reserve development in the healthcare and construction liability lines of business in the 2015 through 2017 accident years.

6. Income Taxes

The effective tax rate on earnings before income taxes for the first nine months of 2021 was 18.8 percent compared with 30.8 percent for the first nine months of 2020. The effective tax rate in the first nine months of 2021, expressed as an expense, represents an estimate of the annual effective tax rate, comprised of the 21.0 percent federal income tax rate less 2.2 percent of projected permanent tax benefits, net of state and foreign tax rates and certain other adjustments. The effective tax rate in the first nine months of 2020 was calculated based on actual results through September 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. Therefore, the effective tax rate in the first nine months of 2020, expressed as a benefit, represents the actual effective rate, comprised of the 21.0 percent federal income tax rate plus 9.8 percent of actual permanent tax benefits, net of state and foreign tax rates and certain other adjustments. Permanent tax benefits primarily include tax exempt interest income and dividends-received deductions. The relatively high effective tax rate in the first nine months of 2020 reflects the increased effect of permanent tax benefits on an effective tax rate basis due to the relatively modest amount of losses before income taxes.

Alleghany believes that, as of September 30, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of September 30, 2021. Alleghany’s deferred tax balances include significant amounts of assets related to foreign currency exchange losses.

Alleghany’s foreign tax credit carry forwards begin to expire in 2028. A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. The realization of the deferred tax assets is dependent upon Alleghany’s ability to generate sufficient foreign taxable income in future periods. Based on historical results, current tax laws and the prospects for future profits, management believes that it is more likely than not that future taxable income will be sufficient for the realization of these assets. See Note 9 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on Alleghany’s deferred tax assets.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized the repurchase of shares of common stock of Alleghany, par value $1.00 per share (“Common Stock”), at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of September 30, 2021, Alleghany had $242.0 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased	139,670	131,414	295,411	193,954
Cost of shares repurchased (in millions)	$91.3	$70.0	$190.4	$114.3
Average price per share repurchased	$653.85	$532.59	$644.66	$589.10

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the three and nine months ended September 30, 2021 and 2020 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2021	$564.9	$(99.4)	$(13.1)	$452.4
Other comprehensive (loss) income, net of tax:
Other comprehensive loss before reclassifications	(182.0)	(3.2)	(0.7)	(185.9)
Reclassifications from accumulated other comprehensive income	(38.2)	—	—	(38.2)
Total	(220.2)	(3.2)	(0.7)	(224.1)
Balance as of September 30, 2021	$344.7	$(102.6)	$(13.8)	$228.3

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive income before reclassifications	212.2	13.2	1.4	226.8
Reclassifications from accumulated other comprehensive income	(22.8)	—	—	(22.8)
Total	189.4	13.2	1.4	204.0
Balance as of September 30, 2020	$510.4	$(108.6)	$(26.5)	$375.3

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income (loss) attributable to Alleghany stockholders during the three and nine months ended September 30, 2021 and 2020:

Accumulated Other		Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2021	2020	2021	2020
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(20.1)	$(4.6)	$(46.0)	$(39.8)
	Change in allowance for credit losses on available for sale securities	(0.1)	(3.4)	(2.3)	10.9
	Income taxes	4.2	1.7	10.1	6.1
Total reclassifications:	Net (earnings) losses	$(16.0)	$(6.3)	$(38.2)	$(22.8)

(1)
For the three months ended September 30, 2020, excludes: (i) the $13.8 million Concord Settlement Gain; and (ii) $1.6 million of impairment charges from a write-down of SORC oil field assets. For the nine months ended September 30, 2020, excludes: (i) the $16.3 million Wilbert Remeasurement Gain; (ii) a $7.1 million realized loss as a result of an early redemption of debt (Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information); (iii) $76.0 million of impairment charges from a write-down of SORC oil field assets; (iv) a $5.0 million realized gain resulting from a reduction of certain PCT contingent consideration liabilities (see Note 3(e) of this Form 10-Q for additional information); and (v) the $13.8 million Concord Settlement Gain.

(c) Special Dividend

In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, Alleghany paid dividends to stockholders totaling $215.0 million.

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions, except share amounts)
Net (losses) earnings available to Alleghany stockholders	$(115.0)	$126.5	$518.7	$(57.3)
Effect of dilutive securities	(4.1)	—	0.2	(6.2)
Income available to common stockholders for diluted earnings per share	$(119.1)	$126.5	$518.9	$(63.5)

Weighted average common shares outstanding applicable to basic earnings per share	13,837,707	14,275,487	13,915,535	14,309,010
Effect of dilutive securities	16,931	—	23,480	23,310
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	13,854,638	14,275,487	13,939,015	14,332,320

Contingently issuable shares(1)			35,510	32,652

(1)
Contingently issuable shares were potentially available in the periods presented, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) The Pandemic

The Pandemic has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. Widespread vaccine rollouts in the U.S. occurred earlier in 2021 and are continuing, however, new variants of the virus have emerged, delaying widespread implementation of return-to-office plans. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at its reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

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

(d) Hotel Development Commitments

Commencing in 2020, Alleghany Capital invested $0.7 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of September 30, 2021, Alleghany guaranteed up to $5.3 million of debt of these entities to certain third-party lenders, for which Alleghany receives a fee.

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

On May 10, 2021, Piedmont acquired all outstanding equity in WPS for $93.4 million, consisting of $60.4 million in cash and $33.0 million of incremental debt. In connection with the acquisition, Alleghany completed the process of determining the fair value of acquired assets and liabilities in the third quarter of 2021, and recorded $17.7 million and $36.3 million of goodwill and finite-lived intangible assets, respectively. Finite-lived intangible assets relate primarily to customer relationships. The customer relationship asset is estimated to have a useful life of 18.5 years.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and nine months ended September 30, 2021 and 2020:

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2021	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$617.2	$1,111.0	$1,728.2	$533.1	$128.4	$661.5	$2,389.7	$—	$2,389.7	$(11.7)	$2,378.0
Net premiums written	467.9	1,046.7	1,514.6	358.0	110.5	468.5	1,983.1	—	1,983.1	—	1,983.1
Net premiums earned	474.3	949.0	1,423.3	316.6	103.0	419.6	1,842.9	—	1,842.9	—	1,842.9
Net loss and LAE	611.2	619.6	1,230.8	219.5	63.6	283.1	1,513.9	—	1,513.9	—	1,513.9
Commissions, brokerage and other underwriting expenses	124.0	300.4	424.4	66.5	38.3	104.8	529.2	—	529.2	—	529.2
Underwriting (loss) profit(2)	$(260.9)	$29.0	$(231.9)	$30.6	$1.1	$31.7	(200.2)	—	(200.2)	—	(200.2)
Net investment income							125.0	0.1	125.1	7.9	133.0
Change in the fair value of equity securities							(78.3)	—	(78.3)	(57.8)	(136.1)
Net realized capital gains							20.7	(0.5)	20.2	(0.1)	20.1
Change in allowance for credit losses on available for sale securities							0.1	—	0.1	—	0.1
Product and service revenues							10.4	986.4	996.8	9.8	1,006.6
Other operating expenses							20.8	869.0	889.8	1.2	891.0
Corporate administration							(0.1)	—	(0.1)	6.3	6.2
Amortization of intangible assets							0.9	11.7	12.6	—	12.6
Interest expense							6.7	3.9	10.6	15.1	25.7
(Losses) earnings before income taxes							$(150.6)	$101.4	$(49.2)	$(62.8)	$(112.0)

	Reinsurance Segment			Insurance Segment
Three Months Ended September 30, 2020	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$473.3	$904.7	$1,378.0	$410.8	$111.8	$522.6	$1,900.6	$—	$1,900.6	$(9.2)	$1,891.4
Net premiums written	375.9	887.3	1,263.2	271.9	102.0	373.9	1,637.1	—	1,637.1	—	1,637.1
Net premiums earned	374.7	832.6	1,207.3	260.4	89.2	349.6	1,556.9	—	1,556.9	—	1,556.9
Net loss and LAE	306.1	553.2	859.3	256.6	57.8	314.4	1,173.7	—	1,173.7	—	1,173.7
Commissions, brokerage and other underwriting expenses	112.4	259.0	371.4	58.8	34.3	93.1	464.5	—	464.5	—	464.5
Underwriting (loss) profit(2)	$(43.8)	$20.4	$(23.4)	$(55.0)	$(2.9)	$(57.9)	(81.3)	—	(81.3)	—	(81.3)
Net investment income							122.7	—	122.7	6.6	129.3
Change in the fair value of equity securities							103.4	—	103.4	(10.6)	92.8
Net realized capital gains							1.7	13.9	15.6	1.1	16.7
Change in allowance for credit losses on available for sale securities							3.4	—	3.4	—	3.4
Product and service revenues							8.9	713.8	722.7	1.1	723.8
Other operating expenses							23.4	643.4	666.8	2.6	669.4
Corporate administration							0.8	—	0.8	12.1	12.9
Amortization of intangible assets							0.2	11.0	11.2	—	11.2
Interest expense							6.8	3.3	10.1	13.2	23.3
Earnings (losses) before income taxes							$127.6	$70.0	$197.6	$(29.7)	$167.9

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2021	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,687.9	$3,125.0	$4,812.9	$1,511.5	$354.1	$1,865.6	$6,678.5	$—	$6,678.5	$(30.2)	$6,648.3
Net premiums written	1,346.8	2,971.8	4,318.6	994.2	303.3	1,297.5	5,616.1	—	5,616.1	—	5,616.1
Net premiums earned	1,284.5	2,761.8	4,046.3	896.5	289.2	1,185.7	5,232.0	—	5,232.0	—	5,232.0
Net loss and LAE	1,208.4	1,715.1	2,923.5	614.5	175.2	789.7	3,713.2	—	3,713.2	—	3,713.2
Commissions, brokerage and other underwriting expenses	356.9	868.7	1,225.6	191.3	111.9	303.2	1,528.8	—	1,528.8	—	1,528.8
Underwriting (loss) profit(2)	$(280.8)	$178.0	$(102.8)	$90.7	$2.1	$92.8	(10.0)	—	(10.0)	—	(10.0)
Net investment income							384.7	0.1	384.8	28.6	413.4
Change in the fair value of equity securities							176.6	—	176.6	4.0	180.6
Net realized capital gains							44.0	0.7	44.7	1.3	46.0
Change in allowance for credit losses on available for sale securities							2.2	—	2.2	0.1	2.3
Product and service revenues							30.1	2,534.7	2,564.8	10.0	2,574.8
Other operating expenses							50.4	2,302.4	2,352.8	1.7	2,354.5
Corporate administration							(0.5)	—	(0.5)	36.4	35.9
Amortization of intangible assets							1.8	34.7	36.5	—	36.5
Interest expense							20.2	11.3	31.5	41.9	73.4
Earnings (losses) before income taxes							$555.7	$187.1	$742.8	$(36.0)	$706.8

	Reinsurance Segment			Insurance Segment
Nine Months Ended September 30, 2020	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,299.2	$2,560.2	$3,859.4	$1,251.3	$298.5	$1,549.8	$5,409.2	$—	$5,409.2	$(26.1)	$5,383.1
Net premiums written	1,044.6	2,516.1	3,560.7	816.4	271.7	1,088.1	4,648.8	—	4,648.8	—	4,648.8
Net premiums earned	1,024.8	2,386.5	3,411.3	731.3	253.5	984.8	4,396.1	—	4,396.1	—	4,396.1
Net loss and LAE	827.4	1,672.4	2,499.8	568.5	157.2	725.7	3,225.5	—	3,225.5	—	3,225.5
Commissions, brokerage and other underwriting expenses	314.6	729.6	1,044.2	169.4	102.3	271.7	1,315.9	—	1,315.9	—	1,315.9
Underwriting loss(2)	$(117.2)	$(15.5)	$(132.7)	$(6.6)	$(6.0)	$(12.6)	(145.3)	—	(145.3)	—	(145.3)
Net investment income							347.8	1.8	349.6	10.3	359.9
Change in the fair value of equity securities							(176.0)	—	(176.0)	(12.0)	(188.0)
Net realized capital gains							36.8	35.3	72.1	(80.4)	(8.3)
Change in allowance for credit losses on available for sale securities							(10.7)	—	(10.7)	(0.2)	(10.9)
Product and service revenues							24.4	1,654.3	1,678.7	5.7	1,684.4
Other operating expenses							66.5	1,567.7	1,634.2	12.2	1,646.4
Corporate administration							(0.9)	—	(0.9)	18.0	17.1
Amortization of intangible assets							0.6	32.3	32.9	—	32.9
Interest expense							20.3	11.4	31.7	32.2	63.9
(Losses) earnings before income taxes							$(9.5)	$80.0	$70.5	$(139.0)	$(68.5)

(1)
Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.
(2)
Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, product and service revenues, other operating expenses, corporate administration, amortization of intangible assets or interest expense. Underwriting profit does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. Rather, Alleghany believes that underwriting profit enhances the understanding of its reinsurance and insurance segments’ operating results by highlighting net earnings attributable to their underwriting performance. Earnings before income taxes (a GAAP measure) may show a profit despite an underlying underwriting loss. Where underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. Therefore, Alleghany views underwriting profit as an important measure in the overall evaluation of performance.

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of September 30, 2021:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$19,488.3	$15,013.5	$5,227.0
Insurance segment	8,067.4	5,887.2	2,630.8
Subtotal	27,555.7	20,900.7	7,857.8
Alleghany Capital	2,817.4	137.3	1,187.9
Total segments	30,373.1	21,038.0	9,045.7
Corporate activities	1,496.1	1,461.6	(186.2)
Consolidated	$31,869.2	$22,499.6	$8,859.5

(d) Alleghany Capital Product and Service Revenues

For Alleghany Capital’s industrial and non-industrial operations, product and service revenues (formerly noninsurance revenue) consists of the sale of manufactured goods and services. The following table presents product and service revenues for the Alleghany Capital segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Industrial(1)	$427.2	$324.2	$1,238.8	$847.3
Non-Industrial(2)	559.2	389.6	1,295.9	806.9
Corporate & other	—	—	—	0.1
Alleghany Capital	$986.4	$713.8	$2,534.7	$1,654.3

(1)
For the three and nine months ended September 30, 2021 and 2020, the vast majority of industrial product and service revenues were recognized as goods and services transferred to customers over time.
(2)
For the three and nine months ended September 30, 2021, approximately 43 percent and 52 percent, respectively, of non-industrial product and service revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and nine months ended September 30, 2020, approximately 54 percent and 66 percent, respectively, of non-industrial product and service revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred in a point in time.

11. Debt

(a) Senior Notes

On August 13, 2021, Alleghany completed a public offering of $500.0 million aggregate principal amount of its 3.250% senior notes due on August 15, 2051 (the “2051 Senior Notes”). The 2051 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2051 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2022. The terms of the 2051 Senior Notes permit redemption prior to maturity. The indenture under which the 2051 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on the capital stock of AIHL, TransRe or RSUI. The 2051 Senior Notes were issued at approximately 98.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $487.5 million, and an effective yield of approximately 3.32 percent. Approximately $5.7 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2051 Senior Notes. Alleghany intends to use the net proceeds of this offering for general corporate purposes, which may include the repayment at maturity of the 4.95% senior notes due 2022.

See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on the 4.95% senior notes due 2022 and other Alleghany senior notes outstanding.

(b) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $485.6 million and $556.9 million as of September 30, 2021 and December 31, 2020, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of September 30, 2021, the $485.6 million included:

•
$244.2 million of borrowings by Jazwares under its available credit facilities to support its seasonal working capital requirements and borrowings incurred and assumed from its acquisitions in 2019 and 2020;
•
$69.8 million of borrowings by Wilbert under its available credit facility and term loans;
•
$67.8 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of a controlling interest in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;
•
$34.7 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in 2019;
•
$32.2 million of term loans at Piedmont primarily related to borrowings to finance the acquisition of WPS in 2021;
•
$24.7 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019; and
•
$12.2 million borrowings by W&W|AFCO Steel under its available credit facilities and term loans.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2020, or the “2020 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2020 Form 10-K, respectively.

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
•
“Alleghany Properties” are to our wholly-owned subsidiary Alleghany Properties Holdings LLC and its subsidiaries; and
•
“SORC” are to our former wholly-owned subsidiary Stranded Oil Resources Corporation and its subsidiaries, which was sold on December 31, 2020.

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

Underwriting profit is a non-GAAP financial measure for our reinsurance and insurance segments. Underwriting profit represents net premiums earned less net loss and loss adjustment expenses, or “LAE,” and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP and does not include: (i) net investment income; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; (v) product and service revenues; (vi) other operating expenses; (vii) corporate administration; (viii) amortization of intangible assets; and (ix) interest expense. We use underwriting profit as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of our reinsurance and insurance segments and believe that underwriting profit provides useful additional information to investors because it highlights net earnings attributable to our reinsurance and insurance segments’ underwriting performance. Earnings before income taxes may show a profit despite an underlying underwriting loss, and when underwriting losses persist over extended periods, a reinsurance or an insurance company’s ability to continue as an ongoing concern may be at risk. A reconciliation of underwriting profit to earnings before income taxes is presented within “Consolidated Results of Operations.”

Adjusted earnings before income taxes is a non-GAAP financial measure for our Alleghany Capital segment. Adjusted earnings before income taxes represents product and service revenues and net investment income less other operating expenses and interest expense, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; and (v) income taxes. Because adjusted earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities and income taxes, it provides an indication of economic performance that is not affected by levels of effective tax rates or levels of amortization resulting from acquisition accounting. We use adjusted earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of adjusted earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•
Net losses attributable to Alleghany stockholders were $115.0 million in the third quarter of 2021, compared with net earnings of $126.5 million in the third quarter of 2020, and net earnings attributable to Alleghany stockholders were $518.7 million in the first nine months of 2021, compared with net losses of $57.3 million in the first nine months of 2020.
•
Net investment income increased by 2.9 percent and 14.9 percent in the third quarter and first nine months of 2021, respectively, from the corresponding 2020 periods.
•
Net premiums written increased by 21.1 percent and 20.8 percent in the third quarter and first nine months of 2021, respectively, from the corresponding 2020 periods.
•
Underwriting loss was $200.2 million in the third quarter of 2021, compared with $81.3 million in the third quarter of 2020, and underwriting loss was $10.0 million in the first nine months of 2021, compared with $145.3 million in the first nine months of 2020.
•
The combined ratio for our reinsurance and insurance segments was 110.8 percent in the third quarter of 2021, compared with 105.2 percent in the third quarter of 2020, and 100.2 percent in the first nine months of 2021, compared with 103.2 percent in the first nine months of 2020.
•
Catastrophe losses, net of reinsurance and including current year losses from the Pandemic, as defined below, were $433.8 million in the third quarter of 2021, compared with $269.8 million in the third quarter of 2020, and $685.9 million in the first nine months of 2021, compared with $616.0 million in the first nine months of 2020.
•
Net favorable prior accident year loss reserve development, including prior accident year losses from the Pandemic, as defined below, was $62.0 million in the third quarter of 2021, compared with $62.3 million in the third quarter of 2020, and $203.5 million in the first nine months of 2021, compared with $156.0 million in the first nine months of 2020.
•
Product and service revenues for Alleghany Capital was $986.4 million in the third quarter of 2021, compared with $713.8 million in the third quarter of 2020, and $2,534.7 million in the first nine months of 2021, compared with $1,654.3 million in the first nine months of 2020.
•
Earnings before income taxes for Alleghany Capital were $101.4 million in the third quarter of 2021, compared with $70.0 million in the third quarter of 2020, and $187.1 million in the first nine months of 2021, compared with $80.0 million in the first nine months of 2020. Adjusted earnings before income taxes were $113.6 million in the third quarter of 2021, compared with $67.1 million in the third quarter of 2020, and $221.1 million in the first nine months of 2021, compared with $77.0 million in the first nine months of 2020.

As of September 30, 2021, we had total assets of $31.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.9 billion. As of September 30, 2021, we had consolidated total investments of approximately $21.5 billion, consisting of $15.9 billion invested in debt securities, $3.5 billion invested in equity securities, $0.5 billion invested in commercial mortgage loans, $1.1 billion invested in short-term investments and $0.5 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. Widespread vaccine rollouts in the U.S. occurred earlier in 2021 and are continuing, however, new variants of the virus have emerged, delaying widespread implementation of return-to-office plans. At the parent and subsidiary levels, we have implemented a variety of business continuation and crisis management policies and procedures to reduce the risk of infection to our employees and others.

Among other impacts on the economy, the Pandemic has adversely impacted financial markets, which in turn impacted our investment portfolio in the first nine months of 2020. These impacts are more fully discussed below and throughout our 2020 Form 10-K.

Since early 2020 through September 30, 2021, our reinsurance and insurance segments have incurred significant losses from the Pandemic (in total $430.8 million), most of which was incurred in 2020. We incurred $1.7 million of favorable and $15.6 million of unfavorable prior accident year Pandemic loss reserve development at TransRe in the third quarter and first nine months of 2021, respectively, compared with $51.0 million and $339.0 million of Pandemic-related catastrophe losses, mostly at TransRe, in the third quarter and first nine months of 2020, respectively. The Pandemic losses incurred at TransRe included those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, the accident and health and trade credit lines of business. Our Pandemic loss estimates were based on information available at the time to us, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment. Our loss estimates for Pandemic losses do not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although they do reflect provisions for related legal expenses. Widespread vaccine rollouts in the U.S. occurred earlier in 2021 and are continuing, however, new variants of the virus have emerged. We cannot reasonably estimate the length or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows. Such potential adverse impacts of a prolonged Pandemic on our operations, financial position and cash flows include further declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from event cancellation and other coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

In the third quarter and first nine months of 2021, our reinsurance and insurance segments incurred $433.8 million and $685.9 million of catastrophe losses, respectively. This included $263.5 million from Hurricane Ida, which caused widespread property damage and flooding in August and early September 2021, primarily in Louisiana upon landfall, as well as causing subsequent damage and flooding in portions of the Northeastern and Mid-Atlantic U.S., primarily in New Jersey and New York. In addition, we incurred $113.5 million from severe flooding in Northwestern and Central Europe in July 2021, or "European Floods." Weather-related catastrophe losses in the third quarter and first nine months of 2021 also include losses from other severe weather in Europe and Asia, severe weather and flooding in the Midwestern U.S. and wildfires in California. Catastrophe losses in the first nine months of 2021 also include $245.2 million, related to Winter Storm Uri and other storms, collectively referred to herein as the “Winter Storms.” The Winter Storms caused widespread property damage, flooding and extended power outages in February 2021, primarily in Texas. Our loss estimates for these catastrophes were based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses to the extent covered by applicable policies, and other factors requiring considerable judgment.

In the third quarter of 2020, our reinsurance and insurance segments incurred $218.8 million of weather-related catastrophe losses, including $100.9 million from Hurricane Laura, which caused widespread property damage and flooding in August 2020, primarily in Louisiana and Texas, and $56.5 million from Hurricane Sally, which caused widespread property damage and flooding in September 2020, primarily in Alabama and Florida. Weather-related catastrophe losses in the third quarter of 2020 also include losses from typhoons and flooding in Asia and a derecho in August 2020, which caused widespread property and crop damage, primarily in Iowa, and a hailstorm in Alberta, Canada.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Revenues
Net premiums earned	$1,842.9	$1,556.9	$5,232.0	$4,396.1
Net investment income	133.0	129.3	413.4	359.9
Change in the fair value of equity securities	(136.1)	92.8	180.6	(188.0)
Net realized capital gains	20.1	16.7	46.0	(8.3)
Change in allowance for credit losses on available for sale securities	0.1	3.4	2.3	(10.9)
Product and service revenues	1,006.6	723.8	2,574.8	1,684.4
Total revenues	2,866.6	2,522.9	8,449.1	6,233.2

Costs and Expenses
Net loss and loss adjustment expenses	1,513.9	1,173.7	3,713.2	3,225.5
Commissions, brokerage and other underwriting expenses	529.2	464.5	1,528.8	1,315.9
Other operating expenses	891.0	669.4	2,354.5	1,646.4
Corporate administration	6.2	12.9	35.9	17.1
Amortization of intangible assets	12.6	11.2	36.5	32.9
Interest expense	25.7	23.3	73.4	63.9
Total costs and expenses	2,978.6	2,355.0	7,742.3	6,301.7

(Losses) earnings before income taxes	(112.0)	167.9	706.8	(68.5)
Income taxes	(28.5)	30.3	132.6	(21.1)
Net (losses) earnings	(83.5)	137.6	574.2	(47.4)
Net earnings attributable to noncontrolling interests	31.5	11.1	55.5	9.9
Net (losses) earnings attributable to Alleghany stockholders	$(115.0)	$126.5	$518.7	$(57.3)

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and nine months ended September 30, 2021 and 2020:

	Segments
Three Months Ended September 30, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,728.2	$661.5	$2,389.7	$—	$2,389.7	$(11.7)	$2,378.0
Net premiums written	1,514.6	468.5	1,983.1	—	1,983.1	—	1,983.1

Net premiums earned	1,423.3	419.6	1,842.9	—	1,842.9	—	1,842.9
Net loss and LAE:
Current year (excluding catastrophe losses)	916.9	225.2	1,142.1	—	1,142.1	—	1,142.1
Current year catastrophe losses(2)	371.5	62.3	433.8	—	433.8	—	433.8
Prior years(2)	(57.6)	(4.4)	(62.0)	—	(62.0)	—	(62.0)
Total net loss and LAE	1,230.8	283.1	1,513.9	—	1,513.9	—	1,513.9
Commissions, brokerage and other underwriting expenses	424.4	104.8	529.2	—	529.2	—	529.2
Underwriting (loss) profit(3)	$(231.9)	$31.7	(200.2)	—	(200.2)	—	(200.2)
Net investment income			125.0	0.1	125.1	7.9	133.0
Change in the fair value of equity securities			(78.3)	—	(78.3)	(57.8)	(136.1)
Net realized capital gains			20.7	(0.5)	20.2	(0.1)	20.1
Change in allowance for credit losses on available for sale securities			0.1	—	0.1	—	0.1
Product and service revenues			10.4	986.4	996.8	9.8	1,006.6
Other operating expenses			20.8	869.0	889.8	1.2	891.0
Corporate administration			(0.1)	—	(0.1)	6.3	6.2
Amortization of intangible assets			0.9	11.7	12.6	—	12.6
Interest expense			6.7	3.9	10.6	15.1	25.7
(Losses) earnings before income taxes			$(150.6)	$101.4	$(49.2)	$(62.8)	$(112.0)

Loss ratio(4):
Current year (excluding catastrophe losses)	64.4%	53.7%	62.0%
Current year catastrophe losses	26.1%	14.8%	23.5%
Prior years	(4.0%)	(1.0%)	(3.4%)
Total net loss and LAE	86.5%	67.5%	82.1%
Expense ratio(5)	29.8%	25.0%	28.7%
Combined ratio(6)	116.3%	92.5%	110.8%

	Segments
Three Months Ended September 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,378.0	$522.6	$1,900.6	$—	$1,900.6	$(9.2)	$1,891.4
Net premiums written	1,263.2	373.9	1,637.1	—	1,637.1	—	1,637.1

Net premiums earned	1,207.3	349.6	1,556.9	—	1,556.9	—	1,556.9
Net loss and LAE:
Current year (excluding catastrophe losses)	776.0	190.2	966.2	—	966.2	—	966.2
Current year catastrophe losses(2)	131.6	138.2	269.8	—	269.8	—	269.8
Prior years(2)	(48.3)	(14.0)	(62.3)	—	(62.3)	—	(62.3)
Total net loss and LAE	859.3	314.4	1,173.7	—	1,173.7	—	1,173.7
Commissions, brokerage and other underwriting expenses	371.4	93.1	464.5	—	464.5	—	464.5
Underwriting (loss)(3)	$(23.4)	$(57.9)	(81.3)	—	(81.3)	—	(81.3)
Net investment income			122.7	—	122.7	6.6	129.3
Change in the fair value of equity securities			103.4	—	103.4	(10.6)	92.8
Net realized capital gains			1.7	13.9	15.6	1.1	16.7
Change in allowance for credit losses on available for sale securities			3.4	—	3.4	—	3.4
Product and service revenues			8.9	713.8	722.7	1.1	723.8
Other operating expenses			23.4	643.4	666.8	2.6	669.4
Corporate administration			0.8	—	0.8	12.1	12.9
Amortization of intangible assets			0.2	11.0	11.2	—	11.2
Interest expense			6.8	3.3	10.1	13.2	23.3
Earnings (losses) before income taxes			$127.6	$70.0	$197.6	$(29.7)	$167.9

Loss ratio(4):
Current year (excluding catastrophe losses)	64.3%	54.4%	62.1%
Current year catastrophe losses	10.9%	39.5%	17.3%
Prior years	(4.0%)	(4.0)%	(4.0%)
Total net loss and LAE	71.2%	89.9%	75.4%
Expense ratio(5)	30.8%	26.6%	29.8%
Combined ratio(6)	102.0%	116.5%	105.2%

	Segments
Nine Months Ended September 30, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$4,812.9	$1,865.6	$6,678.5	$—	$6,678.5	$(30.2)	$6,648.3
Net premiums written	4,318.6	1,297.5	5,616.1	—	5,616.1	—	5,616.1

Net premiums earned	4,046.3	1,185.7	5,232.0	—	5,232.0	—	5,232.0
Net loss and LAE:
Current year (excluding catastrophe losses)	2,612.9	617.9	3,230.8	—	3,230.8	—	3,230.8
Current year catastrophe losses(2)	498.0	187.9	685.9	—	685.9	—	685.9
Prior years(2)	(187.4)	(16.1)	(203.5)	—	(203.5)	—	(203.5)
Total net loss and LAE	2,923.5	789.7	3,713.2	—	3,713.2	—	3,713.2
Commissions, brokerage and other underwriting expenses	1,225.6	303.2	1,528.8	—	1,528.8	—	1,528.8
Underwriting (loss) profit(3)	$(102.8)	$92.8	(10.0)	—	(10.0)	—	(10.0)
Net investment income			384.7	0.1	384.8	28.6	413.4
Change in the fair value of equity securities			176.6	—	176.6	4.0	180.6
Net realized capital gains			44.0	0.7	44.7	1.3	46.0
Change in allowance for credit losses on available for sale securities			2.2	—	2.2	0.1	2.3
Product and service revenues			30.1	2,534.7	2,564.8	10.0	2,574.8
Other operating expenses			50.4	2,302.4	2,352.8	1.7	2,354.5
Corporate administration			(0.5)	—	(0.5)	36.4	35.9
Amortization of intangible assets			1.8	34.7	36.5	—	36.5
Interest expense			20.2	11.3	31.5	41.9	73.4
Earnings (losses) before income taxes			$555.7	$187.1	$742.8	$(36.0)	$706.8

Loss ratio(4):
Current year (excluding catastrophe losses)	64.5%	52.2%	61.8%
Current year catastrophe losses	12.3%	15.8%	13.1%
Prior years	(4.6%)	(1.4%)	(3.9%)
Total net loss and LAE	72.2%	66.6%	71.0%
Expense ratio(5)	30.3%	25.6%	29.2%
Combined ratio(6)	102.5%	92.2%	100.2%

	Segments
Nine Months Ended September 30, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$3,859.4	$1,549.8	$5,409.2	$—	$5,409.2	$(26.1)	$5,383.1
Net premiums written	3,560.7	1,088.1	4,648.8	—	4,648.8	—	4,648.8

Net premiums earned	3,411.3	984.8	4,396.1	—	4,396.1	—	4,396.1
Net loss and LAE:
Current year (excluding catastrophe losses)	2,237.3	528.2	2,765.5	—	2,765.5	—	2,765.5
Current year catastrophe losses(2)	419.7	196.3	616.0	—	616.0	—	616.0
Prior years(2)	(157.2)	1.2	(156.0)	—	(156.0)	—	(156.0)
Total net loss and LAE	2,499.8	725.7	3,225.5	—	3,225.5	—	3,225.5
Commissions, brokerage and other underwriting expenses	1,044.2	271.7	1,315.9	—	1,315.9	—	1,315.9
Underwriting (loss)(3)	$(132.7)	$(12.6)	(145.3)	—	(145.3)	—	(145.3)
Net investment income			347.8	1.8	349.6	10.3	359.9
Change in the fair value of equity securities			(176.0)	—	(176.0)	(12.0)	(188.0)
Net realized capital gains			36.8	35.3	72.1	(80.4)	(8.3)
Change in allowance for credit losses on available for sale securities			(10.7)	—	(10.7)	(0.2)	(10.9)
Product and service revenues			24.4	1,654.3	1,678.7	5.7	1,684.4
Other operating expenses			66.5	1,567.7	1,634.2	12.2	1,646.4
Corporate administration			(0.9)	—	(0.9)	18.0	17.1
Amortization of intangible assets			0.6	32.3	32.9	—	32.9
Interest expense			20.3	11.4	31.7	32.2	63.9
(Losses) earnings before income taxes			$(9.5)	$80.0	$70.5	$(139.0)	$(68.5)

Loss ratio(4):
Current year (excluding catastrophe losses)	65.6%	53.7%	62.8%
Current year catastrophe losses	12.3%	19.9%	14.0%
Prior years	(4.6%)	0.1%	(3.5%)
Total net loss and LAE	73.3%	73.7%	73.3%
Expense ratio(5)	30.6%	27.6%	29.9%
Combined ratio(6)	103.9%	101.3%	103.2%

(1)
Includes elimination of minor reinsurance activity between segments.
(2)
Prior years in the three and nine months ended September 30, 2021 includes $1.7 million of favorable and $15.6 million unfavorable, respectively, prior accident year Pandemic loss reserve development at our reinsurance segment. Current year catastrophe losses in the three and nine months ended September 30, 2020 includes $51.0 million and $339.0 million, respectively, of Pandemic-related losses incurred mostly at our reinsurance segment.
(3)
Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, product and service revenues, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
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

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Premiums. The following table presents our consolidated premiums:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Premiums written:
Gross premiums written	$2,378.0	$1,891.4	25.7%	$6,648.3	$5,383.1	23.5%
Net premiums written	1,983.1	1,637.1	21.1%	5,616.1	4,648.8	20.8%
Net premiums earned	1,842.9	1,556.9	18.4%	5,232.0	4,396.1	19.0%

The increases in gross premiums written in the third quarter and first nine months of 2021 from the corresponding 2020 periods are attributable to growth at our reinsurance and insurance segments. The increases at our reinsurance segment primarily reflect improving rates overall and growth in various professional liability lines of business in the U.S., higher gross premiums written from a certain large whole account quota share treaty, or the “Quota Share Treaty,” and, to a lesser extent, the impact of changes in foreign exchange rates. The increase in gross premiums written in the first nine months of 2021 also reflects growth in the agriculture lines of business. Gross premiums written from the Quota Share Treaty, which in 2021 include the impact of a recent business acquisition by the cedant, were $273.8 million and $643.4 million in the third quarter and first nine months of 2021, respectively, compared with $192.2 million and $501.6 million in the third quarter and first nine months of 2020, respectively. The increases in insurance segment gross premiums written in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect growth in most of RSUI’s lines of business due to increases in business opportunities, higher rates and improved general market conditions.

The increases in net premiums earned in the third quarter and first nine months of 2021 from the corresponding 2020 periods reflect growth in reinsurance and insurance segment gross premiums written in recent quarters, partially offset by higher ceded premiums earned.

A detailed comparison of premiums by segment for the third quarter and first nine months of 2021 and 2020 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,142.1	$966.2	18.2%	$3,230.8	$2,765.5	16.8%
Current year catastrophe losses	433.8	269.8	60.8%	685.9	616.0	11.3%
Prior years	(62.0)	(62.3)	(0.5%)	(203.5)	(156.0)	30.4%
Total net loss and LAE	$1,513.9	$1,173.7	29.0%	$3,713.2	$3,225.5	15.1%

Loss ratio:
Current year (excluding catastrophe losses)	62.0%	62.1%		61.8%	62.8%
Current year catastrophe losses	23.5%	17.3%		13.1%	14.0%
Prior years	(3.4%)	(4.0%)		(3.9%)	(3.5%)
Total net loss and LAE	82.1%	75.4%		71.0%	73.3%

The increase in net loss and LAE in the third quarter of 2021 from the third quarter of 2020 primarily reflects higher catastrophe losses and the impact of increases in net premiums earned, as discussed above. The increase in net losses and LAE in the first nine months of 2021 from the first nine months of 2020 primarily reflects the impact of increases in net premiums earned and higher catastrophe losses, as discussed above, partially offset by more favorable prior accident year loss reserve development and a modestly lower overall current year loss ratio excluding catastrophe losses.

A detailed comparison of net loss and LAE by segment for the third quarter and first nine months of 2021 and 2020 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$529.2	$464.5	13.9%	$1,528.8	$1,315.9	16.2%

Expense ratio	28.7%	29.8%		29.2%	29.9%

The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above, and to a lesser extent, higher short-term incentive compensation expense accruals, partially offset by slightly lower overall commission rates.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the third quarter and first nine months of 2021 and 2020 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Underwriting loss	$(200.2)	$(81.3)	146.2%	$(10.0)	$(145.3)	(93.1%)

Combined ratio	110.8%	105.2%		100.2%	103.2%

The increase in underwriting loss in the third quarter of 2021 from the third quarter of 2020 primarily reflects higher catastrophe losses, as discussed above. The decrease in underwriting loss in the first nine months of 2021 from the first nine months of 2020 primarily reflects significant Pandemic-related catastrophe losses in the first nine months of 2020, more favorable prior accident year loss reserve development and modestly lower overall current year loss ratio excluding catastrophe losses in the first nine months of 2021, partially offset by higher weather-related catastrophe losses in the first nine months of 2021, all as discussed above.

A detailed comparison of underwriting profit by segment for the third quarter and first nine months of 2021 and 2020 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Net investment income	$133.0	$129.3	2.9%	$413.4	$359.9	14.9%
Change in the fair value of equity securities	(136.1)	92.8	(246.7%)	180.6	(188.0)	(196.1%)
Net realized capital gains	20.1	16.7	20.4%	46.0	(8.3)	(654.2%)
Change in allowance for credit losses on available for sale securities	0.1	3.4	(97.1%)	2.3	(10.9)	(121.1%)

The increases in net investment income in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect higher dividend income, partially offset by lower interest income. The increases in dividend income reflect an increased allocation to higher-yielding stocks and, for the first nine months, a large special dividend received in the second quarter of 2021 from a mutual fund. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short-term investment and floating-rate debt securities.

The increase in net investment income in the first nine months of 2021 also reflects higher partnership income. Our partnership income in the first nine months of 2021 reflects appreciation in a certain partnership that has exposure to cryptocurrencies as well as gains in certain other partnerships being partially offset by losses in certain partnerships with catastrophe loss exposure. Our partnership income in the first nine months of 2020 reflected the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships.

The change in the fair value of equity securities in the third quarter of 2021 reflects the depreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and industrials sectors. The change in the fair value of equity securities in first nine months of 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the financial, healthcare and technology sectors, partially offset by depreciation in the materials sector. The change in the fair value of equity securities in the first nine months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions. The change in the fair value of equity securities in the third quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated.

Net realized capital gains in the third quarter and first nine months of 2021 primarily reflect the sale of debt securities. Net realized capital gains in the third quarter of 2020 primarily reflect a gain of $13.8 million on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord (the “Concord Settlement Gain”) and gains from sales of our debt securities, partially offset by impairment charges of $1.6 million from write-downs of SORC oil field assets. Net realized capital losses in the first nine months of 2020 primarily reflect impairment charges of $76.0 million from the write-down of SORC oil field assets and a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020, partially offset by gains from sales of our debt securities, the $13.8 million Concord Settlement Gain, a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”) and a $5.0 million realized gain from a reduction of certain contingent consideration liabilities.

The changes in allowance for credit losses on available-for-sale, or “AFS,” securities in the third quarter and first nine months of 2021 reflect $0.1 million and $2.3 million, respectively, reductions of credit losses on AFS securities, primarily from debt security sales. The change in allowance for credit losses on AFS securities in the first nine months of 2020 reflects $10.9 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost. The $10.9 million is net of a $3.4 million reduction of credit losses on AFS securities in the third quarter of 2020, arising primarily from improved bond market conditions and bond sales.

A detailed comparison of investment results for the third quarter and first nine months of 2021 and 2020 is contained in the following pages.

Product and service revenues and expenses. The following table presents our consolidated product and service revenues and expenses:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Product and service revenues	$1,006.6	$723.8	39.1%	$2,574.8	$1,684.4	52.9%

Other operating expenses	891.0	669.4	33.1%	2,354.5	1,646.4	43.0%
Corporate administration	6.2	12.9	(51.9%)	35.9	17.1	109.9%
Amortization of intangible assets	12.6	11.2	12.5%	36.5	32.9	10.9%
Interest expense	25.7	23.3	10.3%	73.4	63.9	14.9%

Product and service revenues and Other operating expenses. Product and service revenues (formerly noninsurance revenue) and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also includes long-term incentive compensation accruals at our reinsurance and insurance segments, which totaled $17.0 million and $18.7 million in the third quarter of 2021 and 2020, respectively, and $48.2 million and $51.2 million in the first nine months of 2021 and 2020, respectively. The decrease in long-term incentive compensation accruals at our reinsurance and insurance segments in the third quarter of 2021 from the third quarter of 2020 primarily reflect the decrease in expected payouts arising from lower underwriting and investment results, as discussed above. The decrease in the first nine months of 2021 from the first nine months of 2020 primarily reflect the reduction in expected payouts arising from the departure of the former TransRe chief executive officer in the second quarter of 2021, partially offset by an increase in expected payouts arising from improved underwriting and investment results, as discussed above.

The increases in product and service revenues and other operating expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect higher revenue at Jazwares and W&W|AFCO Steel. In addition, the third quarter and first nine months of 2020 reflect the cost of Pandemic-related customer site closures and additional safety measures. The increases in product and service revenues and other operating expenses in the first nine months of 2021 also reflect higher revenue at IPS as well as the impact of Wilbert’s April 1, 2020 and Piedmont's May 10, 2021 inclusion in our consolidated results. The increases in other operating expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods also reflect increases in long-term incentive compensation accruals at Alleghany Capital’s corporate operations, partially offset by decreases in long-term incentive compensation accruals at our reinsurance and insurance segments, as discussed above.

Reinsurance segment product and service revenues include fees arising from the July 2016 agreement with General Reinsurance Corporation, a wholly-owned subsidiary of Berkshire Hathaway Inc., for TransRe to act as exclusive underwriting manager on behalf of General Reinsurance Corporation for U.S. and Canadian property and casualty treaty reinsurance business produced by brokers and intermediaries. This five year agreement expired in July 2021. These fees are recognized as revenue on a pro rata basis over the term of the underlying reinsurance contracts.

Corporate administration. The decrease in corporate administration expense in the third quarter of 2021 from the third quarter of 2020 reflects lower Alleghany parent company long-term incentive compensation accruals and the increase in corporate administration expense in the first nine months of 2021 from the first nine months of 2020 periods reflects higher Alleghany parent company long-term incentive compensation accruals.

Amortization of intangible assets. The increases in amortization expense in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of recent acquisitions by Alleghany Capital and its subsidiaries, as further discussed below.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the issuance of certain senior notes on August 13, 2021, or the "2051 Senior Notes." See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the 2051 Senior Notes. The increase in the first nine months from the corresponding period in 2020 was also impacted by the issuance of certain Alleghany senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information.

A detailed comparison of product and service revenues and expenses for the third quarter and first nine months of 2021 and 2020 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Income taxes	$(28.5)	$30.3	(194.1%)	$132.6	$(21.1)	(728.4%)

Effective tax rate				18.8%	30.8%

The income tax benefit in the third quarter of 2021 compared with the income tax expense in the third quarter of 2020 primarily reflects losses before income taxes in the third quarter of 2021 compared with earnings before income taxes in the third quarter of 2020, as further discussed below. The income tax expense in the first nine months of 2021 compared with the income tax benefit in the first nine months of 2020 reflects earnings before income taxes in the first nine months of 2021 compared with losses before income taxes in the first nine months of 2020, as further discussed below

The effective tax rate in the first nine months of 2021, expressed as an expense, represents an estimate of the annual effective tax rate, comprised of the 21.0 percent federal income tax rate less 2.2 percent of projected permanent tax benefits, net of state and foreign tax rates and certain other adjustments. The effective tax rate in the first nine months of 2020 was calculated based on actual results through September 30, 2020 because management was not able to reliably estimate the annual effective tax rate in light of the significant losses incurred. Therefore, the effective tax rate in the first nine months of 2020, expressed as a benefit, represents the actual effective rate, comprised of the 21.0 percent federal income tax rate plus 9.8 percent of actual permanent tax benefits, net of state and foreign tax rates and certain other adjustments. Permanent tax benefits primarily include tax exempt interest income and dividends-received deductions. The relatively high effective tax rate in the first nine months of 2020 reflects the increased effect of permanent tax benefits on an effective tax rate basis due to the relatively modest amount of losses before income taxes.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
(Losses) earnings before income taxes	$(112.0)	$167.9	(166.7%)	$706.8	$(68.5)	(1,131.8%)
Net earnings attributable to noncontrolling interests	31.5	11.1	183.8%	55.5	9.9	460.6%
Net (losses) earnings attributable to Alleghany stockholders	(115.0)	126.5	(190.9%)	518.7	(57.3)	(1,005.2%)

The losses before income taxes and net losses attributable to Alleghany stockholders in the third quarter of 2021 compared with the earnings before income taxes and net earnings attributable to Alleghany stockholders in the third quarter of 2020 primarily reflect depreciation in the value of our equity securities portfolio in the third quarter of 2021 compared with appreciation in the value of our equity securities portfolio in the third quarter of 2020, and higher catastrophe losses, partially offset by improved results at Alleghany Capital, all as discussed above.

The earnings before income taxes and net earnings attributable to Alleghany stockholders in the first nine months of 2021 compared with the losses before income taxes and net losses attributable to Alleghany stockholders in the first nine months of 2020 primarily reflect the impact of appreciation in the value of our equity securities portfolio in the first nine months of 2021 compared with significant, Pandemic-driven depreciation in the first nine months of 2020 and, to a lesser extent, significantly improved underwriting results, significantly improved results at Alleghany Capital, and the impact of impairment charges from the write-down of SORC oil field assets in 2020, all as discussed above.

The increase in net earnings attributable to noncontrolling interests in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect significantly improved results at Alleghany Capital. In addition, we accrete redeemable noncontrolling interests up to their future estimated redemption value (see Note 1(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" of the 2020 Form 10-K for further information). The increase in net earnings attributable to noncontrolling interests in the third quarter and first nine months of 2021 also reflects higher accretion from increased estimated future redemption values.

The significantly improved results at Alleghany Capital in the third quarter and first nine months of 2021 were due to subsidiaries' higher revenues and improved margins, particularly at Jazwares, W&W|AFCO Steel and IPS, reflecting higher backlogs and the reduced impact of Pandemic-related customer site closures and additional safety measures, which negatively impacted margins in the third quarter and first nine months of 2020.

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

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended September 30, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$617.2	$1,111.0	$1,728.2
Net premiums written	467.9	1,046.7	1,514.6

Net premiums earned	474.3	949.0	1,423.3
Net loss and LAE:
Current year (excluding catastrophe losses)	277.3	639.6	916.9
Current year catastrophe losses	350.0	21.5	371.5
Prior years	(16.1)	(41.5)	(57.6)
Total net loss and LAE	611.2	619.6	1,230.8
Commissions, brokerage and other underwriting expenses	124.0	300.4	424.4
Underwriting (loss) profit(2)	$(260.9)	$29.0	$(231.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	58.5%	67.4%	64.4%
Current year catastrophe losses	73.8%	2.3%	26.1%
Prior years	(3.4%)	(4.4%)	(4.0%)
Total net loss and LAE	128.9%	65.3%	86.5%
Expense ratio(4)	26.1%	31.7%	29.8%
Combined ratio(5)	155.0%	97.0%	116.3%

Three Months Ended September 30, 2020	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$473.3	$904.7	$1,378.0
Net premiums written	375.9	887.3	1,263.2

Net premiums earned	374.7	832.6	1,207.3
Net loss and LAE:
Current year (excluding catastrophe losses)	206.9	569.1	776.0
Current year catastrophe losses	114.3	17.3	131.6
Prior years	(15.1)	(33.2)	(48.3)
Total net loss and LAE	306.1	553.2	859.3
Commissions, brokerage and other underwriting expenses	112.4	259.0	371.4
Underwriting (loss) profit(2)	$(43.8)	$20.4	$(23.4)

Loss ratio(3):
Current year (excluding catastrophe losses)	55.2%	68.4%	64.3%
Current year catastrophe losses	30.5%	2.1%	10.9%
Prior years	(4.0%)	(4.0%)	(4.0%)
Total net loss and LAE	81.7%	66.5%	71.2%
Expense ratio(4)	30.0%	31.1%	30.8%
Combined ratio(5)	111.7%	97.6%	102.0%

Nine Months Ended September 30, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,687.9	$3,125.0	$4,812.9
Net premiums written	1,346.8	2,971.8	4,318.6

Net premiums earned	1,284.5	2,761.8	4,046.3
Net loss and LAE:
Current year (excluding catastrophe losses)	741.3	1,871.6	2,612.9
Current year catastrophe losses	473.2	24.8	498.0
Prior years	(6.1)	(181.3)	(187.4)
Total net loss and LAE	1,208.4	1,715.1	2,923.5
Commissions, brokerage and other underwriting expenses	356.9	868.7	1,225.6
Underwriting (loss) profit(2)	$(280.8)	$178.0	$(102.8)

Loss ratio(3):
Current year (excluding catastrophe losses)	57.7%	67.8%	64.5%
Current year catastrophe losses	36.8%	0.9%	12.3%
Prior years	(0.5%)	(6.6%)	(4.6%)
Total net loss and LAE	94.0%	62.1%	72.2%
Expense ratio(4)	27.8%	31.5%	30.3%
Combined ratio(5)	121.8%	93.6%	102.5%

Nine Months Ended September 30, 2020	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,299.2	$2,560.2	$3,859.4
Net premiums written	1,044.6	2,516.1	3,560.7

Net premiums earned	1,024.8	2,386.5	3,411.3
Net loss and LAE:
Current year (excluding catastrophe losses)	579.4	1,657.9	2,237.3
Current year catastrophe losses	322.8	96.9	419.7
Prior years	(74.8)	(82.4)	(157.2)
Total net loss and LAE	827.4	1,672.4	2,499.8
Commissions, brokerage and other underwriting expenses	314.6	729.6	1,044.2
Underwriting (loss)(2)	$(117.2)	$(15.5)	$(132.7)

Loss ratio(3):
Current year (excluding catastrophe losses)	56.5%	69.5%	65.6%
Current year catastrophe losses	31.5%	4.1%	12.3%
Prior years	(7.3%)	(3.5%)	(4.6%)
Total net loss and LAE	80.7%	70.1%	73.3%
Expense ratio(4)	30.7%	30.6%	30.6%
Combined ratio(5)	111.4%	100.7%	103.9%

(1)
Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident and health; mortgage reinsurance; surety; and credit.
(2)
Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, product and service revenues, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$617.2	$473.3	30.4%	$1,687.9	$1,299.2	29.9%
Net premiums written	467.9	375.9	24.5%	1,346.8	1,044.6	28.9%
Net premiums earned	474.3	374.7	26.6%	1,284.5	1,024.8	25.3%
Casualty & specialty
Premiums written:
Gross premiums written	$1,111.0	$904.7	22.8%	$3,125.0	$2,560.2	22.1%
Net premiums written	1,046.7	887.3	18.0%	2,971.8	2,516.1	18.1%
Net premiums earned	949.0	832.6	14.0%	2,761.8	2,386.5	15.7%
Total
Premiums written:
Gross premiums written	$1,728.2	$1,378.0	25.4%	$4,812.9	$3,859.4	24.7%
Net premiums written	1,514.6	1,263.2	19.9%	4,318.6	3,560.7	21.3%
Net premiums earned	1,423.3	1,207.3	17.9%	4,046.3	3,411.3	18.6%

Property. The increases in gross premiums written in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect generally improving rates, higher gross premiums written from the Quota Share Treaty and higher reinstatement premiums due to the large catastrophe events in the third quarter of 2021 and, to a lesser extent, the impact of changes in foreign exchange rates. The increase in gross premiums written in the first nine months of 2021 also reflects growth in the agriculture lines of business. Gross premiums written related to the Quota Share Treaty, which in 2021 include the impact of a recent business acquisition by the cedant, were $118.8 million and $80.0 million in the third quarter of 2021 and 2020, respectively, and were $275.6 million and $207.0 million in the first nine months of 2021 and 2020, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 30.0 percent in the third quarter of 2021 from the third quarter of 2020, and increased 28.4 percent in the first nine months of 2021 from the first nine months of 2020.

The increases in net premiums earned in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned from expanded retrocessional coverage. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 26.2 percent in the third quarter of 2021 from the third quarter of 2020, and increased 23.5 percent in the first nine months of 2021 from the first nine months of 2020.

Casualty & specialty. The increases in gross premiums written in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect improving rates overall and growth in various professional liability lines of business in the U.S., higher gross premiums written from the Quota Share Treaty and, to a lesser extent, the impact of changes in foreign exchange rates. Gross premiums written from the Quota Share Treaty, which in 2021 include the impact of a recent business acquisition by the cedant, were $155.0 million in the third quarter of 2021 compared with $112.2 million in the third quarter of 2020, and were $367.8 million in the first nine months of 2021 compared with $294.6 million in the first nine months of 2020. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 22.5 percent in the third quarter of 2021 from the third quarter of 2020, and increased 20.9 percent in the first nine months of 2021 from the first nine months of 2020.

The increases in net premiums earned in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned from expanded retrocessional coverage. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 13.7 percent in the third quarter of 2021 from the third quarter of 2020, and increased 14.5 percent in the first nine months of 2021 from the first nine months of 2020.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$277.3	$206.9	34.0%	$741.3	$579.4	27.9%
Current year catastrophe losses	350.0	114.3	206.2%	473.2	322.8	46.6%
Prior years	(16.1)	(15.1)	6.6%	(6.1)	(74.8)	(91.8%)
Total net loss and LAE	$611.2	$306.1	99.7%	$1,208.4	$827.4	46.0%

Loss ratio:
Current year (excluding catastrophe losses)	58.5%	55.2%		57.7%	56.5%
Current year catastrophe losses	73.8%	30.5%		36.8%	31.5%
Prior years	(3.4%)	(4.0%)		(0.5%)	(7.3%)
Total net loss and LAE	128.9%	81.7%		94.0%	80.7%
Casualty & specialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$639.6	$569.1	12.4%	$1,871.6	$1,657.9	12.9%
Current year catastrophe losses	21.5	17.3	24.3%	24.8	96.9	(74.4%)
Prior years	(41.5)	(33.2)	25.0%	(181.3)	(82.4)	120.0%
Total net loss and LAE	$619.6	$553.2	12.0%	$1,715.1	$1,672.4	2.6%

Loss ratio:
Current year (excluding catastrophe losses)	67.4%	68.4%		67.8%	69.5%
Current year catastrophe losses	2.3%	2.1%		0.9%	4.1%
Prior years	(4.4%)	(4.0%)		(6.6%)	(3.5%)
Total net loss and LAE	65.3%	66.5%		62.1%	70.1%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$916.9	$776.0	18.2%	$2,612.9	$2,237.3	16.8%
Current year catastrophe losses	371.5	131.6	182.3%	498.0	419.7	18.7%
Prior years	(57.6)	(48.3)	19.3%	(187.4)	(157.2)	19.2%
Total net loss and LAE	$1,230.8	$859.3	43.2%	$2,923.5	$2,499.8	16.9%

Loss ratio:
Current year (excluding catastrophe losses)	64.4%	64.3%		64.5%	65.6%
Current year catastrophe losses	26.1%	10.9%		12.3%	12.3%
Prior years	(4.0%)	(4.0%)		(4.6%)	(4.6%)
Total net loss and LAE	86.5%	71.2%		72.2%	73.3%

Property. The increases in net loss and LAE in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect higher catastrophe losses and, to a lesser extent, the impact of higher net premiums earned and unfavorable prior accident year loss reserve development on Pandemic losses in the third quarter and first nine months of 2021.

Catastrophe losses in the third quarter and first nine months of 2021 include $203.1 million from Hurricane Ida, $104.8 million from the European Floods and $36.7 million from severe weather in Europe and Asia. Catastrophe losses in the third quarter and first nine months of 2021 also include $5.4 million and $128.6 million, respectively, of losses related to the Winter Storms. Catastrophe losses in the third quarter and first nine months of 2020 include $34.5 million and $222.8 million, respectively, of Pandemic-related catastrophe losses, as discussed above, as well as $44.5 million from Hurricane Laura. Weather-related catastrophe losses in the third quarter of 2020 also include losses from typhoons and flooding in Asia and a derecho in August 2020, which caused widespread property and crop damage, primarily in Iowa, and a hailstorm in Alberta Canada. Catastrophe losses in the first nine months of 2020 also include $20.1 million from an earthquake in Puerto Rico.

Net loss and LAE in the third quarter and first nine months of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	($ in millions)
Catastrophe events (excluding Pandemic)	$(11.2)	(1)	$4.6		$(14.2)	(2)	$(27.3)	(3)
Pandemic	15.1		—		62.7		—
Non-catastrophe	(20.0)	(4)	(19.7)	(5)	(54.6)	(4)	(47.5)	(5)
Total	$(16.1)		$(15.1)		$(6.1)		$(74.8)

(1)
Primarily reflects favorable prior accident year loss reserve development related to catastrophe losses in the 2018 accident year.
(2)
Primarily reflects favorable prior accident year loss reserve development related to catastrophic events in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricanes Laura and Sally in the 2020 accident year.
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

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2021 and 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first nine months of 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2021.

Casualty & specialty. The increases in net loss and LAE in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, partially offset by higher favorable prior accident year loss reserve development. The third quarter and first nine months of 2021 included significant favorable prior accident year loss reserve development on Pandemic losses. The increase in net loss and LAE in the first nine months of 2021 from the first nine months of 2020 was also partially offset by significant Pandemic losses incurred in the first nine months of 2020.

Catastrophe losses in the third quarter and first nine months of 2021 include $19.5 million from Hurricane Ida and $1.0 million from European Floods. Catastrophe losses in the third quarter and first nine months of 2021 also include $0.8 million and $4.1 million, respectively, of losses related to the Winter Storms. Pandemic-related catastrophe losses totaled $13.5 million and $92.9 million in the third quarter and first nine months of 2020, respectively. Catastrophe losses in the third quarter of 2020 also include $3.4 million from Hurricane Laura and $0.4 million from other events.

Net loss and LAE in the third quarter and first nine months of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	($ in millions)
Catastrophe events (excluding Pandemic)	$(1.5)		$0.4		$(2.7)		$(2.1)
Pandemic	(16.8)		—		(47.1)		—
Non-catastrophe	(23.2)	(1)	(33.6)	(2)	(131.5)	(1)	(80.3)	(3)
Total	$(41.5)		$(33.2)		$(181.3)		$(82.4)

(1)
Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in recent accident years and longer-tailed lines of business in the 2014 and earlier accident years, partially offset by unfavorable prior accident year development in the longer-tailed lines of business in the 2015 through 2018 accident years.
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

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2021 and 2020 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first nine months of 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first nine months of 2021.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$124.0	$112.4	10.3%	$356.9	$314.6	13.4%

Expense ratio	26.1%	30.0%		27.8%	30.7%

Casualty & specialty
Commissions, brokerage and other underwriting expenses	$300.4	$259.0	16.0%	$868.7	$729.6	19.1%

Expense ratio	31.7%	31.1%		31.5%	30.6%

Total
Commissions, brokerage and other underwriting expenses	$424.4	$371.4	14.3%	$1,225.6	$1,044.2	17.4%

Expense ratio	29.8%	30.8%		30.3%	30.6%

Property. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above, and higher annual incentive accruals, partially offset by lower commission rates impacted in part by higher reinstatement premiums in the third quarter of 2021, as discussed above.

Casualty & specialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above, and higher annual incentive compensation accruals.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Property
Underwriting (loss)	$(260.9)	$(43.8)	495.7%	$(280.8)	$(117.2)	139.6%

Combined ratio	155.0%	111.7%		121.8%	111.4%

Casualty & specialty
Underwriting profit (loss)	$29.0	$20.4	42.2%	$178.0	$(15.5)	(1,248.4%)

Combined ratio	97.0%	97.6%		93.6%	100.7%

Total
Underwriting (loss)	$(231.9)	$(23.4)	891.0%	$(102.8)	$(132.7)	(22.5%)

Combined ratio	116.3%	102.0%		102.5%	103.9%

Property. The increases in underwriting loss in the third quarter and first nine months of 2021 from the corresponding 2020 periods, primarily reflects higher catastrophe losses and, to a lesser extent, unfavorable prior accident year loss reserve development related to the Pandemic in the third quarter and first nine month of 2021, all as discussed above.

Casualty & specialty. The increase in underwriting profit in the third quarter of 2021 from the third quarter of 2020, and the underwriting profit in the first nine months of 2021 compared with the underwriting loss in the first nine months of 2020 primarily reflect higher net premiums earned and higher favorable prior accident year loss reserve development in the third quarter and first nine month of 2021, all as discussed above. In addition, the underwriting loss in the first nine months of 2020 reflects the impact of significant Pandemic catastrophe losses.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2020 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended September 30, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$533.1	$128.4	$661.5
Net premiums written	358.0	110.5	468.5

Net premiums earned	316.6	103.0	419.6
Net loss and LAE:
Current year (excluding catastrophe losses)	164.7	60.5	225.2
Current year catastrophe losses	61.6	0.7	62.3
Prior years	(6.8)	2.4	(4.4)
Total net loss and LAE	219.5	63.6	283.1
Commissions, brokerage and other underwriting expenses	66.5	38.3	104.8
Underwriting profit(1)	$30.6	$1.1	$31.7

Loss ratio(2):
Current year (excluding catastrophe losses)	51.9%	58.8%	53.7%
Current year catastrophe losses	19.5%	0.7%	14.8%
Prior years	(2.1%)	2.3%	(1.0%)
Total net loss and LAE	69.3%	61.8%	67.5%
Expense ratio(3)	21.0%	37.2%	25.0%
Combined ratio(4)	90.3%	99.0%	92.5%

Three Months Ended September 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$410.8	$111.8	$522.6
Net premiums written	271.9	102.0	373.9

Net premiums earned	260.4	89.2	349.6
Net loss and LAE:
Current year (excluding catastrophe losses)	136.5	53.7	190.2
Current year catastrophe losses	134.6	3.6	138.2
Prior years	(14.5)	0.5	(14.0)
Total net loss and LAE	256.6	57.8	314.4
Commissions, brokerage and other underwriting expenses	58.8	34.3	93.1
Underwriting (loss)(1)	$(55.0)	$(2.9)	$(57.9)

Loss ratio(2):
Current year (excluding catastrophe losses)	52.4%	60.1%	54.4%
Current year catastrophe losses	51.7%	4.0%	39.5%
Prior years	(5.6%)	0.6%	(4.0%)
Total net loss and LAE	98.5%	64.7%	89.9%
Expense ratio(3)	22.6%	38.5%	26.6%
Combined ratio(4)	121.1%	103.2%	116.5%

Nine Months Ended September 30, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,511.5	$354.1	$1,865.6
Net premiums written	994.2	303.3	1,297.5

Net premiums earned	896.5	289.2	1,185.7
Net loss and LAE:
Current year (excluding catastrophe losses)	447.3	170.6	617.9
Current year catastrophe losses	186.0	1.9	187.9
Prior years	(18.8)	2.7	(16.1)
Total net loss and LAE	614.5	175.2	789.7
Commissions, brokerage and other underwriting expenses	191.3	111.9	303.2
Underwriting profit(1)	$90.7	$2.1	$92.8

Loss ratio(2):
Current year (excluding catastrophe losses)	49.9%	59.0%	52.2%
Current year catastrophe losses	20.7%	0.7%	15.8%
Prior years	(2.1%)	0.9%	(1.4%)
Total net loss and LAE	68.5%	60.6%	66.6%
Expense ratio(3)	21.3%	38.7%	25.6%
Combined ratio(4)	89.8%	99.3%	92.2%

Nine Months Ended September 30, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,251.3	$298.5	$1,549.8
Net premiums written	816.4	271.7	1,088.1

Net premiums earned	731.3	253.5	984.8
Net loss and LAE:
Current year (excluding catastrophe losses)	376.6	151.6	528.2
Current year catastrophe losses	191.4	4.9	196.3
Prior years	0.5	0.7	1.2
Total net loss and LAE	568.5	157.2	725.7
Commissions, brokerage and other underwriting expenses	169.4	102.3	271.7
Underwriting (loss)(1)	$(6.6)	$(6.0)	$(12.6)

Loss ratio(2):
Current year (excluding catastrophe losses)	51.4%	59.8%	53.7%
Current year catastrophe losses	26.2%	1.9%	19.9%
Prior years	0.1%	0.3%	0.1%
Total net loss and LAE	77.7%	62.0%	73.7%
Expense ratio(3)	23.2%	40.3%	27.6%
Combined ratio(4)	100.9%	102.3%	101.3%

(1)
Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, product and service revenues, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations.
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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$533.1	$410.8	29.8%	$1,511.5	$1,251.3	20.8%
Net premiums written	358.0	271.9	31.7%	994.2	816.4	21.8%
Net premiums earned	316.6	260.4	21.6%	896.5	731.3	22.6%
CapSpecialty
Premiums written:
Gross premiums written	$128.4	$111.8	14.8%	$354.1	$298.5	18.6%
Net premiums written	110.5	102.0	8.3%	303.3	271.7	11.6%
Net premiums earned	103.0	89.2	15.5%	289.2	253.5	14.1%
Total
Premiums written:
Gross premiums written	$661.5	$522.6	26.6%	$1,865.6	$1,549.8	20.4%
Net premiums written	468.5	373.9	25.3%	1,297.5	1,088.1	19.2%
Net premiums earned	419.6	349.6	20.0%	1,185.7	984.8	20.4%

RSUI. The increases in gross premiums written in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the directors’ and officers’ liability, property, professional liability and umbrella/excess lines of business.

The increases in net premiums earned in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect growth in the professional liability and other specialty casualty lines of business and, to a lesser extent, growth in the surety lines of business, partially offset by a curtailment of certain unprofitable broker relationships and declines in property and healthcare lines of business. Growth in the professional liability and other specialty casualty lines of business reflect increases in business opportunities and higher rates.

The increases in net premiums earned in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned from higher reinsurance costs.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$164.7	$136.5	20.7%	$447.3	$376.6	18.8%
Current year catastrophe losses	61.6	134.6	(54.2%)	186.0	191.4	(2.8%)
Prior years	(6.8)	(14.5)	(53.1%)	(18.8)	0.5	(3,860.0%)
Total net loss and LAE	$219.5	$256.6	(14.5%)	$614.5	$568.5	8.1%

Loss ratio:
Current year (excluding catastrophe losses)	51.9%	52.4%		49.9%	51.4%
Current year catastrophe losses	19.5%	51.7%		20.7%	26.2%
Prior years	(2.1%)	(5.6%)		(2.1%)	0.1%
Total net loss and LAE	69.3%	98.5%		68.5%	77.7%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$60.5	$53.7	12.7%	$170.6	$151.6	12.5%
Current year catastrophe losses	0.7	3.6	(80.6%)	1.9	4.9	(61.2%)
Prior years	2.4	0.5	380.0%	2.7	0.7	285.7%
Total net loss and LAE	$63.6	$57.8	10.0%	$175.2	$157.2	11.5%

Loss ratio:
Current year (excluding catastrophe losses)	58.8%	60.1%		59.0%	59.8%
Current year catastrophe losses	0.7%	4.0%		0.7%	1.9%
Prior years	2.3%	0.6%		0.9%	0.3%
Total net loss and LAE	61.8%	64.7%		60.6%	62.0%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$225.2	$190.2	18.4%	$617.9	$528.2	17.0%
Current year catastrophe losses	62.3	138.2	(54.9%)	187.9	196.3	(4.3%)
Prior years	(4.4)	(14.0)	(68.6%)	(16.1)	1.2	(1,441.7%)
Total net loss and LAE	$283.1	$314.4	(10.0%)	$789.7	$725.7	8.8%

Loss ratio:
Current year (excluding catastrophe losses)	53.7%	54.4%		52.2%	53.7%
Current year catastrophe losses	14.8%	39.5%		15.8%	19.9%
Prior years	(1.0%)	(4.0%)		(1.4%)	0.1%
Total net loss and LAE	67.5%	89.9%		66.6%	73.7%

RSUI. The decrease in net loss and LAE in the third quarter of 2021 from the third quarter of 2020 primarily reflects lower catastrophe losses, partially offset by the impact of higher net premiums earned and lower favorable prior accident year loss reserve development.

The increase in net loss and LAE in the first nine months of 2021 from the first nine months of 2020 primarily reflects the impact of higher net premiums earned, partially offset by favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the first nine months of 2020, and a lower overall current year loss ratio excluding catastrophe losses.

Catastrophe losses in the third quarter and first nine months of 2021 include $40.9 million from Hurricane Ida and $7.7 million from the European Floods. Catastrophe losses in the first nine months of 2021 also include $111.5 million of losses related to the Winter Storms. The remaining catastrophe losses in the first nine months of 2021 relate to severe weather and flooding in the Midwestern U.S. in the spring and summer of 2021 and, to a lesser extent, wildfires in California.

Catastrophe losses in the third quarter and first nine months of 2020 include $56.5 million from Hurricane Sally and $53.0 million from Hurricane Laura. Catastrophe losses in the first nine months of 2020 also include $20.3 million of Pandemic losses, which primarily relate to business interruption and related estimated legal expenses. The remaining catastrophe losses in the first nine months of 2020 relate primarily to severe weather and flooding in the Southeastern U.S. and a tornado in Tennessee.

Net loss and LAE in the third quarter and first nine months of 2021 and 2020 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	($ in millions)
Casualty	$(3.2)	(1)	$(6.6)	(2)	$(6.9)	(1)	$8.9	(3)
Property and other	(3.6)	(4)	(7.9)	(5)	(11.9)	(4)	(8.4)	(5)
Total	$(6.8)		$(14.5)		$(18.8)		$0.5

(1)
Primarily reflects favorable prior accident year loss reserve development in in the umbrella/excess lines of business in the 2007 through 2015 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors' and officers' liability lines of business in the 2013 and 2014 accident years and the binding authority lines of business in the 2011 through 2013 accident years.
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

The favorable prior accident year loss reserve development in the third quarter and first nine months of 2021 and in the third quarter of 2020 and unfavorable prior accident year loss development in the first nine months of 2020 reflect favorable and unfavorable loss emergence, respectively, compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first nine months of 2021 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first nine months of 2021.

CapSpecialty. The increases in net loss and LAE in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned and higher unfavorable prior accident year loss reserve development, partially offset by lower catastrophe losses and lower current year loss ratios excluding catastrophe losses.

Net loss and LAE in the third quarter and first nine months of 2021 includes unfavorable prior accident year loss reserve development primarily in the healthcare and construction liability lines of business in the 2015 through 2017 accident years.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$66.5	$58.8	13.1%	$191.3	$169.4	12.9%

Expense ratio	21.0%	22.6%		21.3%	23.2%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$38.3	$34.3	11.7%	$111.9	$102.3	9.4%

Expense ratio	37.2%	38.5%		38.7%	40.3%

Total
Commissions, brokerage and other underwriting expenses	$104.8	$93.1	12.6%	$303.2	$271.7	11.6%

Expense ratio	25.0%	26.6%		25.6%	27.6%

RSUI. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation expense accruals, partially offset by lower overall commission rates.

CapSpecialty. The increases in commissions, brokerage and other underwriting expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the impact of higher net premiums earned, as discussed above and, to a lesser extent, investments in technology and higher short-term incentive compensation expense accruals.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
RSUI
Underwriting profit (loss)	$30.6	$(55.0)	(155.6%)	$90.7	$(6.6)	(1,474.2%)

Combined ratio	90.3%	121.1%		89.8%	100.9%

CapSpecialty
Underwriting profit (loss)	$1.1	$(2.9)	(137.9%)	$2.1	$(6.0)	(135.0%)

Combined ratio	99.0%	103.2%		99.3%	102.3%

Total
Underwriting profit (loss)	$31.7	$(57.9)	(154.7%)	$92.8	$(12.6)	(836.5%)

Combined ratio	92.5%	116.5%		92.2%	101.3%

RSUI. The underwriting profit in the third quarter of 2021 compared with the underwriting loss in the third quarter of 2020 primarily reflects lower catastrophe losses, as discussed above.

The underwriting profit in the first nine months of 2021 compared with the underwriting loss in the first nine months of 2020 primarily reflects favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the first nine months of 2020 and, to a lesser extent, a lower expense ratio and a lower overall current year loss ratio excluding catastrophe losses, lower catastrophe losses and the impact of higher net premiums earned, all as discussed above.

CapSpecialty. The underwriting profit in the third quarter and first nine months of 2021 compared with the underwriting losses in the corresponding 2020 periods primarily reflect lower catastrophe losses, lower expense ratios and lower overall current year loss ratios excluding catastrophe losses, partially offset by higher unfavorable prior accident year loss reserve development, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	($ in millions)
Net investment income	$125.0	$122.7	1.9%	$384.7	$347.8	10.6%
Change in the fair value of equity securities	(78.3)	103.4	(175.7%)	176.6	(176.0)	(200.3%)
Net realized capital gains	20.7	1.7	1,117.6%	44.0	36.8	19.6%
Change in allowance for credit losses on available for sale securities	0.1	3.4	(97.1%)	2.2	(10.7)	(120.6%)

Net investment income. The increases in net investment income in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect higher dividend income, partially offset by lower interest income. The increases in dividend income reflect an increased allocation to higher-yielding stocks and, for the first nine months, a large special dividend received in the second quarter from a mutual fund. Lower interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short-term investment and floating-rate debt securities.

The increase in net investment income in the first nine months of 2021 also reflects higher partnership income. Our partnership income in the first nine months of 2021 reflects gains in certain partnerships being partially offset by losses in other certain partnerships with catastrophe loss exposure. Our partnership income in the first nine months of 2020 reflected the impact of the Pandemic on lower-quality debt securities held by certain of our investment partnerships.

Change in the fair value of equity securities. The change in the fair value of equity securities in the third quarter of 2021 reflects the depreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and industrials sectors. The change in the fair value of equity securities in first nine months of 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the financial, healthcare and technology sectors, partially offset by depreciation in the materials sector. The change in the fair value of equity securities in the first nine months of 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions. The change in the fair value of equity securities in the third quarter of 2020 reflects a partial recovery of the equity markets and our equity securities portfolio, as concerns about the Pandemic moderated.

Net realized capital gains. The increases in net realized capital gains in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect higher gains realized from the sale of our debt securities.

Change in allowance for credit losses on available for sale securities. The changes in allowance for credit losses on AFS in the third quarter and first nine months of 2021 primarily reflect reductions of credit losses on AFS securities from bond sales of $0.1 million and $2.2 million, respectively. The change in allowance for credit losses on AFS securities in the first nine months of 2020 reflects $10.7 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost. The $10.7 million is net of a $3.4 million reduction of credit losses on AFS securities in the third quarter of 2020, arising primarily from improved bond market conditions and bond sales.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three and nine months ended September 30, 2021.

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

The following table presents the results of the Alleghany Capital segment for the third quarter and first nine months of 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$427.2	$559.2	$—	$986.4	$324.2	$389.6	$—	$713.8
Net investment income	—	0.1	—	0.1	—	—	—	—
Net realized capital gains	(0.4)	(0.1)	—	(0.5)	0.3	(0.1)	13.7	13.9
Total revenues	$426.8	$559.2	$—	$986.0	$324.5	$389.5	$13.7	$727.7
Other operating expenses(1)	386.7	478.5	3.8	869.0	291.2	348.0	4.2	643.4
Amortization of intangible assets	4.7	7.0	—	11.7	4.0	7.0	—	11.0
Interest expense	2.2	1.6	0.1	3.9	2.0	1.5	(0.2)	3.3
Earnings (losses) before income taxes	$33.2	$72.1	$(3.9)	$101.4	$27.3	$33.0	$9.7	$70.0

Earnings (losses) before income taxes	$33.2	$72.1	$(3.9)	$101.4	$27.3	$33.0	$9.7	$70.0
Less: net realized capital gains	0.4	0.1	—	0.5	(0.3)	0.1	(13.7)	(13.9)
Add: amortization of intangible assets	4.7	7.0	—	11.7	4.0	7.0	—	11.0
Adjusted earnings (losses) before income taxes(2)	$38.3	$79.2	$(3.9)	$113.6	$31.0	$40.1	$(4.0)	$67.1

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$1,238.8	$1,295.9	$—	$2,534.7	$847.3	$806.9	$0.1	$1,654.3
Net investment income	—	0.1	—	0.1	1.8	—	—	1.8
Net realized capital gains	(0.1)	0.8	—	0.7	5.6	(0.4)	30.1	35.3
Total revenues	$1,238.7	$1,296.8	$—	$2,535.5	$854.7	$806.5	$30.2	$1,691.4
Other operating expenses(1)	1,131.2	1,157.6	13.6	2,302.4	799.7	759.6	8.4	1,567.7
Amortization of intangible assets	13.2	21.5	—	34.7	11.4	20.9	—	32.3
Interest expense	6.3	4.8	0.2	11.3	6.5	5.6	(0.7)	11.4
Earnings (losses) before income taxes	$88.0	$112.9	$(13.8)	$187.1	$37.1	$20.4	$22.5	$80.0

Earnings (losses) before income taxes	$88.0	$112.9	$(13.8)	$187.1	$37.1	$20.4	$22.5	$80.0
Less: net realized capital gains	0.1	(0.8)	—	(0.7)	(5.6)	0.4	(30.1)	(35.3)
Add: amortization of intangible assets	13.2	21.5	—	34.7	11.4	20.9	—	32.3
Adjusted earnings (losses) before income taxes(2)	$101.3	$133.6	$(13.8)	$221.1	$42.9	$41.7	$(7.6)	$77.0

(1)
For industrial and non-industrial operations: (i) product and service revenues consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $2.2 million and $0.4 million for the third quarter of 2021 and 2020, respectively, and $4.1 million and $4.8 million in the first nine months of 2021 and 2020, respectively.
(2)
Adjusted earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted earnings before income taxes represents product and service revenues and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; and (v) income taxes.

The changes in Alleghany Capital’s equity for the three and nine months ended September 30, 2021 and 2020 are presented in the table below:

	Three Months Ended September 30,
	2021				2020
	Industrial	Non- industrial	Corp. & other	Total	Industrial	Non- industrial	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$691.5	$475.6	$(31.3)	$1,135.8	$607.0	$460.4	$(54.2)	$1,013.2
Earnings (losses) before income taxes	33.2	72.1	(3.9)	101.4	27.3	33.0	9.7	70.0
Income taxes(1)	(1.9)	(1.7)	(12.1)	(15.7)	(3.8)	—	(8.9)	(12.7)
Net earnings attributable to noncontrolling interests(2)	(5.3)	(26.2)	—	(31.5)	(2.6)	(8.5)	—	(11.1)
Capital contributions (returns of capital) and other	(22.6)	(16.0)	36.5	(2.1)	(12.7)	(3.4)	16.6	0.5
Equity, end of period	$694.9	$503.8	$(10.8)	$1,187.9	$615.2	$481.5	$(36.8)	$1,059.9

	Nine Months Ended September 30,
	2021				2020
	Industrial	Non- industrial	Corp. & other(1)	Total(1)	Industrial	Non- industrial	Corp. & other(1)	Total(1)
	($ in millions)
Equity, beginning of period	$629.5	$482.7	$(3.1)	$1,109.1	$523.3	$410.6	$(33.0)	$900.9
Earnings (losses) before income taxes	88.0	112.9	(13.8)	187.1	37.1	20.4	22.5	80.0
Income taxes(1)	(4.7)	(3.7)	(24.5)	(32.9)	(4.4)	(0.1)	(7.4)	(11.9)
Net earnings attributable to noncontrolling interests(2)	(13.9)	(41.5)	—	(55.4)	(3.6)	(6.3)	—	(9.9)
Capital contributions (returns of capital) and other(3)	(4.0)	(46.6)	30.6	(20.0)	62.8	56.9	(18.9)	100.8
Equity, end of period	$694.9	$503.8	$(10.8)	$1,187.9	$615.2	$481.5	$(36.8)	$1,059.9

(1)
Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and non-industrial operations for the three months ended September 30, 2021 was ($6.9) million and ($15.2) million, respectively, and for the three months ended September 30, 2020 was ($5.8) million and ($6.9) million, respectively, and for the nine months ended September 30, 2021 ($18.3) million and ($23.7) million, respectively, and for the nine months ended September 30, 2020 was ($7.5) million and ($4.3) million, respectively.
(2)
During the first nine months of 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 23 percent; W&W|AFCO Steel - 20 percent; IPS - 15 percent; Jazwares - 24 percent; and Concord - 15 percent.
(3)
For the nine months ended September 30, 2021, represents returns of capital partially offset by capital contributions that reflect funding provided by Alleghany Capital to Piedmont for its May 10, 2021 purchase of WPS. For the nine months ended September 30, 2020, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares for its acquisition of a plush toy manufacturer that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital for its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020.

Product and service revenues. The increases in product and service revenues in the third quarter and first nine months of 2021 from the corresponding 2020 periods reflect higher revenue from non-industrial and industrial subsidiaries.

The increases in non-industrial product and service revenues primarily reflect higher sales at Jazwares due to strong customer demand across its portfolio of licenses and brands, including those from its April 1, 2020 acquisition of Kelly Toy Holding, LLC, or "Kelly Toy." To a lesser extent, the increase in non-industrial revenue also reflects higher revenue at IPS and Concord. Higher revenue at IPS reflects the realization of a much higher backlog and higher employee utilization in the third quarter and first nine months of 2021, and Pandemic-related project delays and safety measures undertaken in the third quarter and first nine months of 2020. Higher revenue at Concord reflects a significantly reduced Pandemic-related impact on revenues and margins.

The increases in industrial product and service revenues primarily reflect higher revenue at W&W|AFCO Steel and, to a lesser extent, the impact of Piedmont’s acquisition of WPS on May 10, 2021. The increases in industrial product and service revenues in the first nine months of 2021 also include the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results. The higher revenue at W&W|AFCO Steel reflects the realization of a strong backlog with higher man-hours worked, the timing of revenue recognition on certain large construction projects and the reduced impact of Pandemic-related site closures and safety measures.

Net investment income. Net investment income in the first nine months of 2020 reflected equity-method income from Wilbert, which ceased upon Wilbert’s April 1, 2020 inclusion in our consolidated results.

Net realized capital gains. Net realized capital gains in the third quarter and first nine months of 2021 primarily reflect modest gains from certain foreign currency exchange rate impacts and sales of equipment. Net realized capital gains in the third quarter and first nine months of 2020 include a $13.8 million gain on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord. Net realized capital gains in the first nine months of 2020 also include: (i) a $16.3 million gain on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to its estimated fair value; and (ii) a $5.0 million gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The increases in other operating expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect an increase in costs related to higher revenues in non-industrial and industrial operations, as discussed above and, to a lesser extent, higher supply chain costs at Jazwares, partially offset by lower costs of Pandemic-related safety measures. In addition, the increase in other operating expenses in the first nine months of 2021 reflected an increase in long-term incentive compensation accruals in Alleghany Capital’s corporate operations.

Amortization of intangible assets. The increase in amortization expense in the third quarter of 2021 from the third quarter of 2020 primarily reflects the May 10, 2021 Piedmont acquisition of WPS. The increase in amortization expense in the first nine months of 2021 from the first nine months of 2020 also reflects the April 1, 2020 Kelly Toy acquisition by Jazwares and Wilbert’s April 1, 2020 inclusion in our consolidated results.

Earnings (losses) before income taxes. The increases in earnings before income taxes in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect higher non-industrial and industrial earnings, partially offset by lower realized capital gains, as discussed above. The increases in non-industrial earnings before income taxes in the third quarter and first nine months of 2021 primarily reflect an increase in sales and margins at Jazwares, and to a lesser extent, an increase in revenue and margins at IPS and Concord, all as discussed above. Higher industrial earnings before income taxes in the third quarter and first nine months of 2021 primarily reflect increases in revenue and margins at W&W|AFCO Steel, as discussed above. To a lesser extent, higher earnings before income taxes in the first nine months of 2021 also reflect the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. The following table presents the results for corporate activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	7.9	6.6	28.6	10.3
Change in the fair value of equity securities	(57.8)	(10.6)	4.0	(12.0)
Net realized capital gains	(0.1)	1.1	1.3	(80.4)
Change in allowance for credit losses on available for sale securities	—	—	0.1	(0.2)
Product and service revenues	9.8	1.1	10.0	5.7
Total revenues	(40.2)	(1.8)	44.0	(76.6)

Net loss and loss adjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	1.2	2.6	1.7	12.2
Corporate administration	6.3	12.1	36.4	18.0
Amortization of intangible assets	—	—	—	—
Interest expense	15.1	13.2	41.9	32.2
(Losses) before income taxes	$(62.8)	$(29.7)	$(36.0)	$(139.0)

Net investment income. The increase in net investment income in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflects appreciation in a certain partnership that has exposure to cryptocurrencies. In addition, dividend income was higher in the third quarter and first nine months of 2021 than the comparable 2020 periods, reflecting an increased allocation to higher-yielding stocks.

Change in the fair value of equity securities. The change in the fair value of equity securities in the third quarter of 2021 reflects the depreciation in the value of our equity securities at the Alleghany parent company-level, primarily from our holdings in the materials sector. The change in the fair value of equity securities in first nine months of 2021 reflects appreciation in the value of our equity securities at the Alleghany parent company-level, primarily from our holdings in the financial, healthcare and technology sectors, partially offset by depreciation in the materials sector. The change in the fair value of equity securities in the third quarter of 2020 reflects depreciation in the value of equity securities at the Alleghany parent-company-level, primarily in the materials sector. The change in the fair value of equity securities in first nine months of 2020 also reflects a significant depreciation in the value of equity securities at the Alleghany parent company-level due primarily to the impact of the Pandemic, as discussed above.

Net realized capital gains. The modest net realized capital gains and losses in the third quarter and first nine months of 2021 reflect the sale of debt securities. The net realized capital gains in the third quarter of 2020 primarily reflect gains from the sale of debt securities partially offset by $1.6 million from the write-down of SORC’s oil field assets. The net realized capital losses in the first nine months of 2020 primarily reflect $76.0 million from the write-down of SORC oil field assets. SORC’s oil field assets were held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs to sell. In the third quarter of 2020, certain of SORC’s oil field assets were sold at values that approximated their reduced carrying value. The net realized capital losses in the first nine months of 2020 also include a $7.1 million realized loss as a result of an early redemption of certain senior notes as of January 15, 2020. See Note 11(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on this early redemption.

Product and service revenues and other operating expenses. The increases in product and service revenues in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflects property sales at Alleghany Properties of approximately $9.8 million in the third quarter of 2021, partially offset by the absence of energy sales arising from the sale of SORC as of December 31, 2020.

The decreases in other operating expenses in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the absence of operating costs arising from the sale of SORC as of December 31, 2020.

Corporate administration. The decrease in corporate administration expense in the third quarter of 2021 from the third quarter of 2020 reflects lower Alleghany parent company long-term incentive compensation accruals arising primarily from the impact of depreciation in Alleghany share price compared with appreciation in the third quarter of 2020. The increase in corporate administration expense in the first nine months of 2021 from the first nine months of 2020 reflects higher Alleghany parent company long-term incentive compensation accruals arising primarily from appreciation in Alleghany stock price, compared with significant, Pandemic-driven depreciation of Alleghany stock price in the first nine months of 2020.

Interest expense. The increases in interest expense in the third quarter and first nine months of 2021 from the corresponding 2020 periods primarily reflect the issuance of the 2051 Senior Notes. The increase in the first nine months of 2021 from the first nine months of 2020 was also impacted by the issuance of certain Alleghany senior notes on May 18, 2020. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for further information.

Earnings (losses) before income taxes. The increase in losses before income taxes in the third quarter of 2021 from the third quarter of 2020 primarily reflects higher depreciation in the value of equity securities at the Alleghany parent company-level in the third quarter of 2021, partially offset by higher product and service revenues and lower corporate administration expenses, all as discussed above.

The decrease in losses before income taxes in the first nine months of 2021 from the first nine months of 2020 primarily reflects the impairment charges from the write-downs of SORC oil field assets in the first nine months of 2020, as discussed above.

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

	As of September 30, 2021			As of December 31, 2020
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,796.0	$(737.6)	$2,058.4	$2,086.0	$(480.0)	$1,606.0
Casualty & specialty(1)	8,062.5	(387.0)	7,675.5	7,728.0	(350.7)	7,377.3
	10,858.5	(1,124.6)	9,733.9	9,814.0	(830.7)	8,983.3
Insurance Segment
Property	605.9	(207.0)	398.9	585.6	(222.1)	363.5
Casualty(2)	2,778.1	(716.9)	2,061.2	2,441.4	(640.1)	1,801.3
Workers' Compensation	1.9	—	1.9	2.3	—	2.3
All other(3)	185.3	(82.4)	102.9	197.6	(81.1)	116.5
	3,571.2	(1,006.3)	2,564.9	3,226.9	(943.3)	2,283.6
Eliminations	(74.8)	74.8	—	(70.3)	70.3	—
Total	$14,354.9	$(2,056.1)	$12,298.8	$12,970.6	$(1,703.7)	$11,266.9

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

Changes in Gross and Net Loss and LAE Reserves between September 30, 2021 and December 31, 2020. Gross and net loss and LAE reserves as of September 30, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in the first nine months of 2021, partially offset by payments on catastrophe losses incurred primarily in 2017 through 2020, and net favorable prior accident year loss reserve development, all as discussed above.

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

As of September 30, 2021, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $2,187.6 million, consisting of $2,056.1 million of ceded outstanding loss and LAE and $134.4 million of recoverables on paid losses, less $2.9 million of an allowance for credit losses. See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of September 30, 2021, we held total marketable securities and cash of $1,682.1 million, compared with $1,123.7 million as of December 31, 2020. The increase in marketable securities and cash in the first nine months of 2021 primarily reflects the net proceeds from the issuance of the 2021 Senior Notes, receipt of dividends by TransRe and RSUI and appreciation in the value of holding company-level equity securities portfolio, partially offset by contributions to Alleghany Capital to fund the acquisition of WPS, as discussed above, repurchases of shares of our common stock, as discussed below, and additional investments in certain partnerships at the Alleghany parent company-level.

The $1,682.1 million is composed of $1,282.2 million at the Alleghany parent company, $317.7 million at AIHL and $82.2 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of September 30, 2021.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.9 billion as of September 30, 2021, compared with approximately $8.8 billion as of December 31, 2020. The increase in stockholders’ equity in the first nine months of 2021 primarily reflects net earnings, as discussed above, partially offset by depreciation in the value of our debt securities portfolio and repurchases of our common stock, all as discussed below. As of September 30, 2021, we had 13,749,136 shares of our common stock outstanding, compared with 14,041,180 shares of our common stock outstanding as of December 31, 2020.

Debt. On August 13, 2021, we completed a public offering of $500.0 million aggregate principal amount of our 3.250% 2051 Senior Notes due on August 15, 2051. The 2051 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2051 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2022. The terms of the 2051 Senior Notes permit redemption prior to maturity. The indenture under which the 2051 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL, TransRe or RSUI. The 2051 Senior Notes were issued at approximately 98.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $487.5 million, and an effective yield of approximately 3.32 percent. Approximately $5.7 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2051 Senior Notes. We intend to use the net proceeds of this offering for general corporate purposes, which may include the repayment at maturity of our 4.95% senior notes due 2022. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2020 Form 10-K for additional information on the 4.95% senior notes due 2022.

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

There were no borrowings under the Credit Agreement from inception through September 30, 2021.

Common Stock Repurchases. In June 2018, our Board of Directors authorized the repurchase of shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of September 30, 2021, we had $242.0 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased	139,670	131,414	295,411	193,954
Cost of shares repurchased (in millions)	$91.3	$70.0	$190.4	$114.3
Average price per share repurchased	$653.85	$532.59	$644.66	$589.10

Special Dividend. In February 2020, our Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, we paid dividends to stockholders totaling $215.0 million.

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on Pillar Investments as of September 30, 2021.

See Note 9(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding certain variable interest entities.

Investments in Commercial Mortgage Loans. As of September 30, 2021 and December 31, 2020, the carrying value of our commercial mortgage loan portfolio was $543.4 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of September 30, 2021.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of September 30, 2021.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $485.6 million as of September 30, 2021, which is generally used to support working capital needs and to help finance acquisitions. The $485.6 million included:

•
$244.2 million of borrowings by Jazwares under its available credit facilities to support its seasonal working capital requirements and borrowings incurred and assumed from its acquisitions in 2019 and 2020;
•
$69.8 million of borrowings by Wilbert under its available credit facility and term loans;
•
$67.8 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisition of controlling interests in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;
•
$34.7 million of borrowings by IPS under its available credit facility and term loans, in part to finance a small acquisition in 2019;
•
$32.2 million of term loans at Piedmont primarily related to borrowings to finance the acquisition of WPS in 2021;a
•
$24.7 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019; and
•
$12.2 million of borrowings by W&W|AFCO Steel under its available credit facilities and term loans.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments. Commencing in 2020, Alleghany Capital invested $0.7 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of September 30, 2021, we guaranteed up to $5.3 million of debt of these entities to certain third-party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of September 30, 2021 and December 31, 2020 was AA-. Although a portion of Alleghany’s debt securities is insured by third-party financial guaranty insurance companies, which consist predominantly of municipal bonds, the impact of such insurance was not significant to the debt securities credit quality rating as of September 30, 2021. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our debt securities portfolio as of September 30, 2021.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal. Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of September 30, 2021 and December 31, 2020, our debt securities portfolio had an effective duration of approximately 4.4 years and 4.3 years, respectively. We may increase our effective duration by increasing the proportion of our debt securities portfolio held in securities with longer-dated maturities (for example, maturities of more than five years) should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for detail on the contractual maturities of our consolidated debt securities portfolio.

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

On a consolidated basis, as of September 30, 2021, our invested assets increased to approximately $21.5 billion from approximately $20.2 billion as of December 31, 2020, primarily reflecting net proceeds from the issuance of our 2051 Senior Notes, appreciation in the value of our equity securities portfolio, as discussed above, and cash flows from operating activities, partially offset by depreciation in the value of our debt securities portfolio, repurchases of shares of our common stock and contributions to Alleghany Capital to fund the acquisition of WPS, as discussed above. The depreciation in the value of our debt securities portfolio reflects an increase in risk-free interest rates in the first nine months of 2021.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$20,417.0	$20,417.0	$19,051.9	$19,051.9

Liabilities
Senior notes and other debt(2)	$2,552.2	$2,850.4	$2,135.9	$2,468.7

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

See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of September 30, 2021 and December 31, 2020.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of September 30, 2021, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$0.8	$—	$2.6	$8.7	$122.5	$64.2	$48.6	$—	$247.4	$11.8	$259.2
Texas	13.2	—	0.1	11.3	3.2	23.8	86.8	1.9	140.3	79.4	219.7
California	4.4	37.8	2.2	9.6	—	9.6	50.3	4.9	118.8	72.3	191.1
Massachusetts	16.1	5.7	11.6	—	42.4	1.3	20.7	0.3	98.1	64.1	162.2
Pennsylvania	6.3	0.9	11.5	—	—	35.2	8.3	31.5	93.7	39.4	133.1
Ohio	34.7	1.2	2.9	1.2	2.2	8.8	20.3	9.2	80.5	30.4	110.9
Washington	—	—	1.8	—	—	6.7	33.9	2.3	44.7	52.5	97.2
Florida	—	0.3	2.6	—	18.9	43.7	8.5	9.6	83.6	11.0	94.6
Michigan	4.2	12.8	2.0	10.4	12.7	—	—	4.8	46.9	18.3	65.2
Colorado	14.9	—	—	11.0	—	2.7	7.1	—	35.7	28.4	64.1
All other states	76.7	56.6	35.0	75.0	92.1	67.2	167.5	88.0	658.1	198.1	856.2
Total	$171.3	$115.3	$72.3	$127.2	$294.0	$263.2	$452.0	$152.5	$1,647.8	$605.7	2,253.5
Total advanced refunded / escrowed maturity funds											355.0
Total municipal bonds											$2,608.5

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of September 30, 2021 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical September 30, 2021 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$18,226.3	$17,357.4	$16,588.6	$15,884.9	$15,200.3	$14,542.6	$13,927.9
Estimated change in fair value	2,341.4	1,472.5	703.7	—	(684.6)	(1,342.3)	(1,957.0)

Liabilities:
Senior notes and other debt, fair value	$3,841.5	$3,445.2	$3,119.7	$2,850.4	$2,625.3	$2,435.9	$2,275.4
Estimated change in fair value	991.1	594.8	269.3	—	(225.1)	(414.5)	(575.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of September 30, 2021 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2021
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$3,471.7	20% Increase	$4,166.0	6.2%
	20% Decrease	2,777.4	(6.2%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $378.9 million as of September 30, 2021.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of September 30, 2021, the largest foreign currency net liability exposure for these foreign operations were the Chinese Yuan, British Pound and Japanese Yen and the largest foreign currency net asset exposures for these foreign operations were the Canadian Dollar and Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of September 30, 2021 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of September 30, 2021
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(236.5)	(1)	20% Increase	($283.8)	(0.4%)
		20% Decrease	(189.2)	0.4%

(1)
Denotes a net liability position as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our common stock repurchases for the quarter ended September 30, 2021:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
July 1 to July 31	26,136	$663.46	26,136	$316.0
August 1 to August 31	38,092	682.32	38,092	290.0
September 1 to September 30	75,442	636.15	75,442	242.0
Total	139,670	653.85	139,670

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

4.1

Fifth Supplemental Indenture, dated as of August 13, 2021, by and between Alleghany Corporation and The Bank of New York Mellon, as Trustee, including the form of the Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on August 13, 2021, is incorporated herein by reference.

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: November 4, 2021	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)