Form 10-K
period 2021-12-31
ALLEGHANY CORP /DE
filed 2022-02-23
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☑

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,961,756,584 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.

As of February 13, 2022, 13,529,546 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders of Alleghany Corporation to be held on April 22, 2022 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALLEGHANY CORPORATION

ALLEGHANY CORPORATION

References in this Annual Report on Form 10-K for the year ended December 31, 2021, or this “Form 10-K,” to the “Company,” “Alleghany,” “we,” “us,” and “our” refer to Alleghany Corporation and its consolidated subsidiaries unless the context otherwise requires. In addition, unless the context otherwise requires, references to:

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
•
the loss of key personnel at Alleghany or our operating subsidiaries;
•
fluctuation in foreign currency exchange rates;
•
the failure to comply with the restrictive covenants contained in the agreements governing our indebtedness;
•
the ability to make payments on, or repay or refinance, our debt;
•
risks inherent in international operations; and
•
difficult and volatile conditions in the global economy.

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

Although our primary sources of revenues and earnings are our reinsurance and insurance operations and investments, we also generate revenues and earnings from a diverse portfolio of non-financial businesses that are owned and managed through our wholly-owned subsidiary Alleghany Capital. Alleghany Capital’s businesses include: PCT; Kentucky Trailer; IPS; Jazwares; W&W|AFCO Steel; Concord; Wilbert; and Piedmont.

In addition, we own certain other holding company investments. Our wholly-owned subsidiary Alleghany Properties owns and manages certain properties in the Sacramento, California region. Our public equity investments are managed primarily through our wholly-owned subsidiary Roundwood. Prior to its December 31, 2020 sale, SORC was our wholly-owned subsidiary.

As of December 31, 2021, we had total assets of $32.3 billion and total stockholders’ equity attributable to Alleghany stockholders of $9.2 billion.

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

In 2021, our reinsurance and insurance segments constituted the majority of our total consolidated revenues, as follows:

2021 Revenues

Reinsurance & Insurance 68%
Other 32%
Alleghany Capital 97%
Corporate Activities 3%

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

TransRe, through its principal, wholly-owned subsidiaries Transatlantic Reinsurance Company, or “TRC,” TransRe London Ltd., or “TRL,” and TransRe Europe S.A., or “TRESA,” provides property and casualty reinsurance to insurance and other reinsurance companies. These products are distributed both through brokers and on a direct basis in domestic and foreign markets. Domestically, TransRe is headquartered in New York, New York and has nine other office locations in the U.S. TransRe also has operations worldwide, including: Africa, Australia, Bermuda, Canada, Asia (where it has five locations), South America (where it has two locations), the U.K. and Europe (where it has five locations). TRC is licensed, accredited or otherwise approved as a reinsurer in all 50 states and the District of Columbia in the U.S. and in Puerto Rico and Guam. TRC is also licensed in Bermuda, Canada, Japan, the U.K., Mexico, several countries in South and Central America and the Caribbean, the Hong Kong Special Administrative Region of the People’s Republic of China, Australia and Singapore. In addition, TRL is licensed as a reinsurer in the U.K. and TRESA is licensed as a reinsurer in Luxembourg and the Dubai International Financial Centre, or "DIFC".

The reinsurance segment constitutes the majority of our consolidated net premiums written and is reported through two major product lines, “property” and “casualty & specialty.”

2021 Net Premiums Written

•
Property. TransRe’s principal lines of business within property include: fire; allied lines; auto physical damage; and homeowners multiple peril (which include property catastrophe risks).
•
Casualty & specialty. TransRe’s principal lines of business within casualty & specialty include: directors’ and officers’ liability; errors and omissions liability; general liability; auto liability; medical malpractice; ocean marine; aviation; accident & health; mortgage reinsurance; surety; and credit.

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

In July 2016, TransRe entered into a five-year agreement with General Reinsurance Corporation, a wholly-owned subsidiary of Berkshire Hathaway Inc., for TransRe to act as exclusive underwriting manager on behalf of General Reinsurance Corporation for U.S. and Canadian property and casualty treaty reinsurance business produced by brokers and intermediaries. Fees earned under this agreement are recognized as product and service revenues on a pro rata basis over the term of the underlying reinsurance contracts. This agreement was not renewed by mutual consent after the five-year term expired in July 2021.

As of December 31, 2021, the statutory surplus of TRC was $5.1 billion, as determined in accordance with statutory accounting principles, or “SAP,” and the consolidated equity of TransRe was $5.4 billion, as determined in accordance with accounting principles generally accepted in the U.S., or “GAAP.”

Distribution. TransRe provides property and casualty reinsurance through brokers as well as directly to insurance and reinsurance companies in domestic and foreign markets. In 2021, approximately 84 percent of TransRe’s gross premiums written were written through brokers with the balance written directly with ceding company clients. In the reinsurance brokerage industry, brokers are engaged by the ceding companies to place reinsurance on their behalf. In 2021, companies controlled by Aon plc, Marsh & McLennan Companies, Inc. and TigerRisk Partners, LLC were TransRe’s largest brokerage sources of business, accounting for approximately 30 percent, 23 percent and 10 percent, respectively, of gross premiums written. The reinsurance brokerage industry is dominated by certain of these brokers. Due to the substantial percentages of premiums written through these brokers, the loss of business from any one of them could have a material adverse effect on TransRe’s business.

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

Insurance Segment

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through RSUI, headquartered in Atlanta, Georgia, and CapSpecialty, headquartered in Hartford, Connecticut. AIHL Re, our Vermont-domiciled captive reinsurance company, provides reinsurance to our current and former insurance operating subsidiaries and affiliates. Unless we state otherwise, references to AIHL include the operations of RSUI, CapSpecialty and AIHL Re.

The insurance segment constitutes a smaller portion of our consolidated net premiums written and is reported through our RSUI and CapSpecialty subsidiaries.

2021 Net Premiums Written

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

RSUI writes business on a surplus lines eligible, non-admitted basis primarily through Landmark, a New Hampshire-domiciled insurer. As a surplus lines eligible, non-admitted insurance company, Landmark is not subject to state policy form and premium rate regulations and thus has more flexibility in setting rates and coverages for specialized or hard-to-place risks. This typically results in policies with higher premiums and more restrictive coverage provisions than coverages written by a standard insurance company. As of December 31, 2021, Landmark was approved to write business on a non-admitted basis in all 50 states and the District of Columbia.

Covington, a New Hampshire-domiciled insurer, was formed in September 2007 to, among other things, issue surplus lines policies written by RSUI. Through RSUI’s binding authority department, Covington writes small, specialized coverages pursuant to underwriting authority arrangements with managing general agents.

Pursuant to quota share arrangements in place since 2009, Landmark and Covington cede 90 percent of all their respective premiums and losses, gross of third-party reinsurance, to RIC.

As of December 31, 2021, the statutory surplus of RIC was approximately $1.9 billion, the statutory surplus of Landmark was approximately $158 million, the statutory surplus of Covington was approximately $52 million, each as determined in accordance with SAP, and the consolidated equity of RSUI was $1.9 billion, as determined in accordance with GAAP.

Distribution. As of December 31, 2021, RSUI conducted its insurance business through approximately 100 independent wholesale insurance brokers located throughout the U.S. and 20 managing general agents. RSUI’s wholesale brokers are appointed based on management’s appraisal of expertise, premium production potential, loss history with other insurance companies that they represent and the size and experience of the agency. A wholesale broker’s operations are appointed to distribute RSUI’s products on a location by location basis. Producer agreements which stipulate premium collection, payment terms and commission arrangements are in place with each wholesale broker. No wholesale broker holds underwriting, claims or reinsurance authority for RSUI. RSUI’s top five producing wholesale brokers accounted for approximately 84 percent of gross premiums written by RSUI in 2021. RSUI’s top two producing wholesale brokers, Ryan Specialty Group and AmWINS Group, Inc., accounted for, in the aggregate, approximately 51 percent of RSUI’s gross premiums written in 2021. RSUI has entered into underwriting authority arrangements with 20 managing general agents for small, specialized coverages.

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

AIHL Re and CapSpecialty entered into an intercompany reinsurance contract, effective July 1, 2015, pursuant to which AIHL Re provides CapSpecialty with coverage primarily for adverse development on certain net loss and allocated loss adjustment expenses, or “LAE,” in excess of its carried reserves at June 30, 2015. AIHL Re’s commitments are intended to cover the statutory collateral requirements at CapSpecialty, if and when necessary, and AIHL Re’s obligations are subject to an aggregate limit of $50.0 million. See Note 5(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the intercompany reinsurance contract.

As of December 31, 2021, the statutory surplus of CIC was approximately $302 million, which included the statutory surplus of CSIC of approximately $64 million and the statutory surplus of Platte River of approximately $58 million, each as determined in accordance with SAP. As of December 31, 2021, the consolidated equity of CapSpecialty was $423 million, as determined in accordance with GAAP.

Distribution. CapSpecialty conducts its insurance business through independent wholesale brokerage and retail agents and general insurance agents located throughout the U.S. As of December 31, 2021, CapSpecialty had 62 general agents licensed to write property and casualty and surety coverages, approximately 121 brokers specializing in professional liability coverages and approximately 249 independent agents licensed to write surety coverages only. Certain independent agents have binding authority for specific business owner policy products, including property and liability coverages and non-contract surety products.

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

Ratings. CIC, CSIC and Platte River are rated A (Excellent) by A.M. Best.

Alleghany Capital Segment

We own and support a diverse portfolio of non-financial businesses through Alleghany Capital. Alleghany Capital’s businesses include:

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
•
Kentucky Trailer. On August 30, 2013, we acquired a controlling interest in Kentucky Trailer, a manufacturer of custom trailers and truck bodies for the moving and storage industry and other markets, headquartered in Louisville, Kentucky. Kentucky Trailer subsequently made two recent acquisitions of controlling interests in manufacturers of aluminum feed transportation equipment. As of December 31, 2021, we owned approximately 78 percent of the common equity of Kentucky Trailer, as well as a preferred equity interest.
•
Jazwares. On July 31, 2014, we invested in Jazwares, a global toy company, headquartered in Sunrise, Florida, for a 30 percent interest. On April 15, 2016, we acquired a controlling interest in Jazwares and, beginning on that date, the results of Jazwares have been included in our consolidated results. Prior to April 15, 2016, Jazwares was accounted for under the equity method of accounting. In 2016, Jazwares acquired a musical products business and made two smaller acquisitions in 2018. In October 2019, Jazwares acquired the outstanding equity of Wicked Cool Toys, LLC, or “WCT,” a global toy company based in Bristol, Pennsylvania. In April 2020, Jazwares acquired Kelly Toy Holdings, LLC, or “Kelly Toy,” a plush toy manufacturer based in Los Angeles, California. As of December 31, 2021, we owned approximately 76 percent of Jazwares.
•
IPS. On October 31, 2015, we acquired a controlling interest in IPS, a design, engineering, procurement, construction management and validation service provider focused on the global pharmaceutical and biotechnology industries, headquartered in Blue Bell, Pennsylvania. On October 14, 2021, IPS acquired the outstanding equity of Anchorbuoy Limited, with its subsidiaries, referred to as "Linesight." Headquartered in Dublin, Ireland, Linesight is a global consultancy firm providing cost and project management, project controls, risk, scheduling, and procurement services for clients in the data center, technology and life sciences sectors, as well as other industries. As of December 31, 2021, we owned approximately 82 percent of IPS.
•
W&W|AFCO Steel. On April 28, 2017, we acquired a controlling interest in W&W|AFCO Steel, a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma. In February 2018, W&W|AFCO Steel acquired a large fabricator of steel bridges and structural steel for stadiums, airports and other large commercial and industrial projects. As of December 31, 2021, we owned approximately 80 percent of W&W|AFCO Steel.
•
Concord. On October 1, 2018, we acquired a controlling interest in Concord, a hotel management and development company, headquartered in Raleigh, North Carolina. As of December 31, 2021, we owned approximately 85 percent of Concord.
•
Wilbert. On August 1, 2017, we acquired a 45 percent interest in Wilbert, a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas. On April 1, 2020, we acquired an additional approximately 55 percent of Wilbert we previously did not own and, as of that date, the results of Wilbert were included in our consolidated results. Prior to April 1, 2020, Wilbert was accounted for under the equity method of accounting. In 2020 and 2021, Wilbert made several acquisitions. As of December 31, 2021, we owned approximately 100 percent of Wilbert.
•
Piedmont. On May 10, 2021, Piedmont, a newly-formed subsidiary of Alleghany Capital, acquired Wilbert, Inc., doing business as Wilbert Plastic Services, or “WPS.” WPS is a provider of injection molded and thermoformed parts and multi-component assemblies for original equipment manufacturer customers in a range of end-markets, headquartered in Belmont, North Carolina. As of December 31, 2021, we owned 100 percent of Piedmont.

Alleghany Capital’s subsidiaries report the sales of goods and services as product and service revenues. See Note 1(p) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for a discussion of our product and service revenues and related accounting policies. Alleghany Capital product and service revenues for 2021 were approximately $3.7 billion, with W&W|AFCO Steel, IPS and Jazwares accounting for the majority of such revenues.

2021 Alleghany Capital Product and Service Revenues

Wilbert
7%
Kentucky
Trailer
6%
Concord
4%
Piedmont(1)
3%
PCT
1%
IPS
24%
W&W|AFCO Steel
28%
Jazwares
27%

_______________

(1)
From May 10, 2021 through December 31, 2021.

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
•
Alleghany Properties. We own and manage properties in the Sacramento, California region through Alleghany Properties. These properties include primarily improved and unimproved commercial land, as well as residential lots. As of December 31, 2021, Alleghany Properties owned approximately 77 acres of property in various land use categories ranging from multi-family residential to commercial.

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

Catastrophe Risk Management

Our reinsurance and insurance subsidiaries are exposed to natural catastrophe events, such as hurricanes, other windstorms, floods, wildfires and earthquakes, and man-made catastrophe events such as a major terrorist event, the bankruptcy of a major company or a marine or an aviation disaster. In 2020, we also incurred significant amounts of catastrophe losses arising from the COVID-19 global pandemic, or the “Pandemic.” These natural or man-made catastrophe events may expose our reinsurance and insurance subsidiaries to underwriting losses across multiple lines of business and, in any given year, could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event, as well as the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Our reinsurance and insurance subsidiaries take certain measures to mitigate the impact of catastrophe events, including considering catastrophe risks in their underwriting and pricing decisions, monitoring and modeling accumulated exposures and managing exposure in key geographic zones and product lines that are prone to catastrophe events. Our reinsurance and insurance subsidiaries also use reinsurance to further limit their exposure to catastrophes, as is discussed in more detail under “Reinsurance Protection” below.

We assess the probability of occurrence and severity of catastrophe events through the use of industry recognized models and other techniques. Where appropriate, we supplement these models with our own assessment of exposures which, in our view, may not be appropriately captured by these models. In addition, our reinsurance and insurance subsidiaries use modeled loss scenarios and internal analyses to set risk retention levels and help structure their reinsurance programs in an effort to ensure that single zone and aggregate catastrophe exposures conform to established subsidiary and group-level risk tolerances and fit within the existing exposure portfolio. We also leverage extensive multi-decade coverage and claims data gathered from our operations along with historical catastrophic event information and industry-recognized models to establish an appropriate price for insuring against future catastrophic events commensurate with the nature of such risks.

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

Our reinsurance and insurance subsidiaries manage exposure to climate-related risks they underwrite in the following ways: (i) virtually all of our reinsurance and insurance subsidiaries’ insurance contracts that are exposed to natural catastrophes have contractual limits which cap their exposure to more severe than expected loss events; (ii) aggregations of risk are also closely monitored by region and peril, and we manage these aggregations by using traditional reinsurance or through the capital markets; (iii) contracts typically renew on an annual basis which allows our reinsurance and insurance subsidiaries to increase prices to reflect the changing risk environment, or exit contracts where adequate pricing cannot be achieved; and (iv) our reinsurance and insurance subsidiaries hold substantial conservatively invested assets, which allow our subsidiaries to respond quickly to claims following severe loss events while still continuing to provide insurance coverage to their clients.

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2021. Both programs were renewed on May 1, 2021 with substantially similar terms as the expired programs. RSUI reinsures certain portions of its casualty lines of business utilizing various quota share treaties and facultative placements.

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

Approximately 16 percent of all policies and approximately 8 percent of property policies written by RSUI in 2021 contained coverage for domestic and foreign acts of terrorism. RSUI uses various underwriting strategies to mitigate its exposure to terrorism losses. In addition, its casualty reinsurance programs provide coverage for domestic and foreign acts of terrorism. RSUI’s property reinsurance programs provide coverage only for domestic acts of terrorism and, as a result, RSUI is liable for losses under property policies that provide coverage for foreign acts of terrorism, subject to potential Terrorism Act reimbursement.

Reinsurance Security Committee

We have established a Reinsurance Security Committee, which includes certain of our officers and the chief financial officers (or their designees) of each of TransRe, RSUI and CapSpecialty. The Reinsurance Security Committee meets to track, analyze and manage the use of reinsurance by our reinsurance and insurance subsidiaries. The Reinsurance Security Committee also considers and oversees the limits on the maximum amount of unsecured reinsurance recoverables that should be outstanding from any particular reinsurer, the lines of business that should be ceded to a particular reinsurer and, where applicable, the types of collateral that should be posted by a reinsurer. As of December 31, 2021, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $2,196.0 million, consisting of $2,026.1 million of ceded outstanding loss and LAE and $173.1 million of recoverables on paid losses, less $3.2 million allowance for credit losses. The reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them from their obligations to their policyholders and cedants and, therefore, the financial strength of their reinsurers is important. Approximately 66 percent of our reinsurance recoverables balance as of December 31, 2021 was due from reinsurers having an A.M. Best financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit. As of December 31, 2021, our reinsurance and insurance subsidiaries had an allowance for credit losses of $3.2 million. Information related to concentration of reinsurance recoverables can be found in Note 5(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. Information regarding the risks faced by our reinsurance and insurance subsidiaries with respect to their use of reinsurance can be found on page 51 of this Form 10-K.

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

Our reinsurance and insurance subsidiaries compete with a large number of major U.S. and non-U.S. reinsurers and insurers in their selected lines of business, including regional companies, mutual companies, specialty insurance companies, underwriting agencies, government-owned or subsidized facilities, European underwriting syndicates and diversified financial services companies. In our reinsurance segment, TransRe’s property and casualty businesses compete on a worldwide basis. In our insurance segment, RSUI’s property and casualty businesses, and CapSpecialty’s admitted casualty businesses and surety and non-admitted specialty businesses, compete on a national basis. Some of these competitors have significantly more premiums, capital and resources than our reinsurance and insurance subsidiaries.

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

A discussion of the risks faced by our reinsurance and insurance subsidiaries due to competition within, and the cyclicality of, the reinsurance and insurance businesses can be found on page 50 of this Form 10-K.

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

Human Capital

Alleghany Parent. Alleghany’s focus on creating long-term value for all of Alleghany’s stakeholders, including our employees, informs our culture, strategy and compensation. The Alleghany parent company comprises a small group of highly-experienced professionals and additional support staff. In general, our professionals have all been recruited mid-career, and we benefit from the accumulated expertise they have achieved before coming to Alleghany. From a culture perspective, although we must offer competitive compensation, we do not seek to compete for executive talent solely on the basis of compensation. We also compete by offering a unique professional opportunity to work in a high-integrity environment where the focus is on building stockholder value over the very long term. Our collaborative, team-oriented culture is a key driver of retention. Our retention efforts, which include compensation aspects, result in parent-level employees with long tenures, which fits with our long-term financial results orientation.

Subsidiary Level. Given the small number of parent-level executives and employees, Alleghany’s subsidiaries employ over 99% of our consolidated employees. Alleghany Capital’s subsidiaries have employees across a diverse group of businesses and sectors, including: (i) hotel services (Concord); (ii) manufacturing (W&W|AFCO Steel, Wilbert, Kentucky Trailer, Piedmont and PCT); (iii) engineering and related consulting services (IPS); and (iv) product design, development and marketing (Jazwares).

As shown in the charts on page 37 of this form 10-K, most of the employees at our Alleghany Capital subsidiaries are involved in manufacturing or hotel services. Concord, which has the most employees of any of our subsidiaries, has a strong reputation as one of the most employee-centric businesses in the hotel services sector, and has a number of initiatives that aim to build on its reputation.

Safety. The safety of all of our employees is our highest priority. Across our organization, we are committed to conducting business in a manner that protects the health, safety and security of our employees. Given our intense focus on safety, each board meeting of an Alleghany Capital subsidiary starts with a report on key safety statistics. Among the safety-related statistics that we monitor is the “Days Away Restricted or Transferred” rate, or “DART,” as promulgated by the Occupational Safety and Health

Administration, or “OSHA.” When expressed as the rate of incidents per 100 full-time equivalent employees at the Alleghany Capital subsidiary, DART incidents ranged across subsidiaries from 0.1 to 3.7 for 2021. As of December 31, 2021, the majority of our DART metrics at Alleghany Capital’s subsidiaries for the trailing 12 months were determined to be lower than their most relevant industry benchmark, as published by the Bureau of Labor Statistics.

To ensure that our employees remain safe from the Pandemic, commencing in 2020, we undertook and continue to undertake extensive measures. For all of our offices, hotels, factories and other facilities, we have taken and continue to take a number of steps to enhance the safety of the physical environment and reduce the risk of infection to our employees, including but not limited to:

•
implementing a hybrid working environment where applicable;
•
improving air filtration;
•
implementing social distancing guidelines;
•
encouraging employee vaccination;
•
implementing policies for any unvaccinated employees or workplace visitors;
•
requiring the use of face coverings; and
•
enhancing hygiene, cleaning and sanitizing procedures.

We are also committed to a work environment that is free of threats, intimidation and physical harm. We provide our subsidiaries with access to training resources on handling complaints and investigations, and preventing workplace violence and bullying.

Diversity and Inclusion. We believe diversity and inclusion is an integral part of achieving our business and financial objectives by helping create a high performing and resilient culture. We strive to be an organization that shares common values and goals, while at the same time respecting the broad differences among us. We prohibit discrimination by or against any person on the basis of race, color, national origin, ancestry, citizenship status, creed, religion, religious affiliation, age, sex, pregnancy, maternity, caring responsibility, marital status, civil partnership status, sexual orientation, gender identity or expression, genetic information, disability, veteran status, or any other status that is protected under applicable law. In accordance with our Employee Code of Business Conduct and Ethics, which applies to all of our employees from senior executives to entry-level employees, we are committed to a workplace that is free from discrimination or harassment of any kind and prohibit all such conduct. We recruit, select, train, promote and compensate based on merit, experience and other work-related criteria. We comply with all laws governing fair employment and labor practices.

We have made an effort in recent years to have a more diverse employee base. In 2020, we engaged a global consulting firm with expertise in issues of diversity and inclusion, and with their guidance in 2021 we hired our first Vice President-People and Inclusion Officer within the Alleghany management team to drive our strategy around people and inclusion. We continue to collect and analyze more detailed demographic data across the organization with a view to monitor the success of our diversity and inclusion efforts.

We also support the objective of a diverse board of directors and have continued to enhance the diversity of the board composition in 2021. As of December 31, 2021, one-third of our board of directors was female and one-third of our board of directors was ethnically diverse.

Talent Acquisition, Development, and Retention. Hiring, developing and retaining employees is important to our operations, and we are focused on creating experiences and programs that foster growth, performance and retention. We prioritize the continued professional and personal development of our employees through formal programs and events, support of continuing education, and on-the-job learning and knowledge-sharing. We believe our investment in training and development support contributes to an increased level of job satisfaction and retention as employees feel more empowered to perform their job functions. Internal mentoring and coaching is at the heart of the learning and development approach at our reinsurance and insurance subsidiaries. Our subsidiaries capitalize on the skills, talents, and knowledge of their employees by facilitating frequent information sharing across different functions and teams within each organization. This is further supplemented by more formal training and developmental programs.

Employee Count. As of December 31, 2021, we had 13,313 employees, as presented below, compared with 10,407 as of December 31, 2020. The vast majority of our employees are located in the U.S. The increase in our employees as of December 31, 2021 relates primarily to the continued recovery in 2021 from the Pandemic-driven reductions in staffing that Concord experienced in 2020, as well as the impact of IPS’s acquisition of Linesight and the addition of Piedmont, as noted previously. Our total annualized revenue per employee was approximately $0.9 million as of December 31, 2021 and 2020.

Parent Company
21
Other Subsidiaries
4
TransRe
647
RSUI
422
CapSpecialty
293
Alleghany Capital & Subsidiaries
11,926

As of December 31, 2021, Alleghany Capital and its subsidiaries had 11,926 employees, as presented below.

Hotel Services
Concord
3,966
Alleghany Capital
Parent
8
Manufacturing
W&W|AFCO Steel
1,677
Wilbert
1,139
Kentucky Trailer
1,054
Piedmont
649
PCT
162
Product Design, Development and Marketing
Jazwares
958
Engineering and Related Consulting Services
IPS
2,313

Regulation

General

Our reinsurance and insurance subsidiaries are subject to extensive supervision and regulation in the jurisdictions in which they operate and are required to comply with a wide range of laws and regulations applicable to reinsurance and insurance companies, although the degree and type of regulation varies from jurisdiction to jurisdiction. We expect the scope and extent of regulation globally, as well as regulatory oversight generally, to continue to increase. The material regulations under which we operate are described below.

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

The insurance holding company laws of some states, including with respect to the payment of dividends and distributions, may be more restrictive than the insurance holding company laws of other states. Under these laws, our reinsurance and insurance subsidiaries may not pay an “extraordinary” dividend or distribution without the prior approval of the domestic state insurance regulators. The insurance laws of New York, Wisconsin and New Hampshire, which represent some of our domiciliary states, utilize a more restrictive “lesser than” calculation for determining whether a distribution constitutes an extraordinary dividend, thereby requiring prior regulatory approval. In New York, for instance, an extraordinary dividend means a dividend which, together with all dividends declared during the preceding twelve months, exceeds the lesser of 10 percent of the insurer’s surplus to policyholders as shown by its latest filed statement, or 100 percent of adjusted net investment income during such period. In contrast, the insurance laws of other states, such as Delaware and Nebraska, where certain of our reinsurance and insurance subsidiaries are domiciled, utilize a less restrictive “greater than” test for extraordinary dividend calculations. In Delaware, for example, an extraordinary dividend includes any dividend, together with other dividends made within the preceding 12 months, that exceeds the greater of: (i) 10 percent of such insurer’s surplus as regards to policyholders as of the preceding year end; or (ii) the net income, excluding realized capital gains, for the twelve-month period ending the preceding year end. In addition, certain states where Alleghany’s reinsurance and insurance subsidiaries are domiciled prohibit a domestic insurance company from paying ordinary and extraordinary dividends except out of earned surplus.

In addition, insurance holding company laws and regulations to which we and our reinsurance and insurance subsidiaries are subject generally require prior notification and approval or non-disapproval by the domiciliary insurance regulators of certain other significant transactions, including sales, loans, reinsurance agreements and service agreements between an insurance subsidiary, on the one hand, and its holding company or other subsidiaries of the holding company, on the other hand.

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

The insurance holding company laws and regulations of the states in which our reinsurance and insurance subsidiaries are domiciled also generally require that, before a person can acquire direct or indirect control of a reinsurer or an insurer domiciled in the state (or any person controlling such domestic reinsurer or insurer), prior written approval must be obtained from the insurer’s domiciliary state insurance regulator. In determining whether to approve a person’s direct or indirect acquisition of control over an insurance company, the state insurance regulators are required to consider various factors, including the financial strength of the acquirer, the integrity and management experience of the acquirer’s board of directors and executive officers and the acquirer’s plans for the future operations of the reinsurer or insurer. Pursuant to applicable laws and regulations, “control” over a reinsurer or an insurer is generally presumed to exist if any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10 percent or more of the voting securities of that reinsurer or insurer. Indirect ownership includes ownership of the shares of the ultimate controlling person’s common stock.

The acquisition of control laws described above may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Risk Management. All U.S. states have enacted the Risk Management and Own Risk and Solvency Assessment, or "ORSA," Act, which requires reinsurers and insurers that exceed certain specified premium thresholds to maintain a framework for managing the risks associated with their entire holding company group, including non-insurance companies. These laws also require that, at least annually, the reinsurer or insurer must prepare a summary report, or the “ORSA Report,” regarding its internal assessment of risk management and capital adequacy for the entire holding company group. The ORSA Report is filed, on a confidential basis, with the insurance holding company group’s lead state regulator and made available to other domiciliary regulators within the holding company group.

Corporate Governance. The Corporate Governance Annual Disclosure Model Act has also been adopted by all U.S. states. It requires reinsurers and insurers to disclose detailed information regarding their governance practices.

Group Supervision and Group Capital. In response to international developments, state insurance holding company laws have established procedures for the supervision of domestic and international insurance groups, including those groups with both insurance and non-insurance entities. These laws authorize U.S. regulators to lead or participate in the group-wide supervision of certain international insurance groups.

Additionally, the National Association of Insurance Commissioners, or the "NAIC," has adopted a group capital calculation tool using a risk-based capital, or “RBC,” aggregation methodology, or “AM,” for all entities in an insurance holding company system. The goal is to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. The NAIC adopted the group capital calculation methodology and amendments to the Model Insurance Holding Company System Regulatory Act which implement the annual filing requirement for the group capital calculation. These amendments have to be adopted by state legislatures to become effective, including in the states where our reinsurance and insurance subsidiaries are domiciled. The International Association of Insurance Supervisors, or "IAIS," will evaluate the AM for comparability to the insurance capital standard that the IAIS is developing as part of its Common Framework for the Supervision of Internationally Active Insurance Groups and the Holistic Framework, as discussed below under “International Regulation – Legislative and Regulatory Initiatives.” The outcome of this comparability determination may impact our international operations and the overall competitiveness of the U.S. domestic (re)insurance industry.

Pandemic Risk. There has been no formal action with respect to reinsurance and insurance coverage of Pandemic risk at the NAIC or at the federal level in the U.S. In 2020, many government agencies and insurance regulators issued regulations, bulletins and directives in connection with the Pandemic, including states where our reinsurance and insurance subsidiaries have business operations or conduct reinsurance and insurance business. Our insurance subsidiaries were also required to provide additional reporting and assist policyholders, such as by providing premium reductions as warranted, although these requirements are no longer in effect. Also in 2020, several states proposed mandating retroactive coverage of Pandemic related business interruption losses. To date however, none of these proposals has meaningfully progressed or been enacted. At the federal level, there are ongoing discussions around a federal response to the risk of future pandemics, some of which include proposals to create public-private partnerships with insurers. It is too early to determine which proposal may ultimately gain the support of Congress, if any, and how any new legislation might affect our business operations.

Cybersecurity. The NAIC has adopted the Insurance Data Security Model Law, which, when adopted by the states, will require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under such laws, such as developing and maintaining a written information security program, conducting risk assessments and overseeing the data security practices of third-party vendors. The Insurance Data Security Model Law has been adopted by several states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. In addition, certain states are developing or have developed regulations that may impose regulatory requirements related to cybersecurity on reinsurance and insurance companies (potentially including reinsurance and insurance companies that are not domiciled, but are licensed, in the relevant state). For example, the New York State Department of Financial Services, or the “NYDFS,” adopted a regulation requiring banking and insurance entities under its jurisdiction to implement reasonable cybersecurity measures, effective as of March 1, 2017, the "NYDFS Cybersecurity Regulation," which applies to our insurance and reinsurance subsidiaries that are domiciled or licensed in New York. We are also subject to the cybersecurity provisions of the California Consumer Privacy Act of 2018, or “CCPA.” The CCPA includes a broad private right of action in the case of the breach of California consumers’ personal data stemming from a company’s failure to implement reasonable security measures. The potential risk with respect to CCPA may be limited by the scope of the law, which excludes data subject to the Gramm-Leach-Bliley Act, or “GLBA.” However, this is not an entity-wide exception and a breach of personal information subject to the CCPA and not covered by the GLBA could be a significant source of liability risk. We are subject to regulations promulgated under the GLBA, including the Standards for Safeguarding Customer Information Rule, or “Safeguards Rule.” The Federal Trade Commission, or the "FTC," announced significant amendments to the Safeguards Rule in 2021 to require covered financial institutions to implement specific data security measures in their information security programs. Failure to comply with the amended Safeguards Rule when it comes fully into effect in October 2022 may result in enforcement action, which represents a potential future liability risk.

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

Periodic Financial Reporting and Risk-Based Capital. Reinsurance and insurance companies in the U.S. are required to report their financial condition and results of operations in accordance with SAP prescribed or permitted by state insurance regulators in conjunction with the NAIC. State insurance regulators also prescribe the form and content of statutory financial statements, perform periodic financial examinations of reinsurers and insurers, set minimum reserve and loss ratio requirements, establish standards for permissible types and amounts of investments and require minimum capital and surplus levels. These statutory capital and surplus requirements include RBC rules promulgated by the NAIC. These RBC standards are intended to assess the level of risk inherent in a reinsurance or an insurance company’s business and consider items such as asset risk, credit risk, underwriting risk and other business risks relevant to its operations. In accordance with RBC formulas, a company’s RBC requirements are calculated and compared with its total adjusted capital to determine whether the company may be undercapitalized and whether regulatory intervention is warranted. As of December 31, 2021, the total adjusted capital of our U.S. domiciled reinsurance and insurance companies exceeded the minimum levels required under applicable RBC rules, and each had excess capacity to write additional premiums in relation to these requirements. Specifically, as of December 31, 2021, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of our reinsurance and insurance companies in the U.S.

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

Guaranty Associations and Similar Arrangements. Certain U.S. insurance companies are required under the guaranty fund laws of most states in which they transact business to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Our U.S. insurance companies are also required to participate in various involuntary pools, principally involving windstorms.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of implementing rules and regulations.

The Dodd-Frank Act created the Financial Stability Oversight Council, or the “FSOC,” comprising the heads of federal agencies including the SEC, Comptroller of the Currency, U.S. Department of the Treasury and the Federal Reserve, to identify and respond to risks to the financial stability of the U.S. and to promote market discipline. The FSOC is authorized to designate a nonbank financial company as “systemically significant,” or a “non-bank SIFI,” if its material financial distress could threaten the financial stability of the U.S. A non-bank SIFI is subject to supervision by the Board of Governors of the Federal Reserve System as well as enhanced prudential standards, including stress tests, liquidity requirements, annual resolution plans or “living wills,” and enhanced public disclosures. There are currently no such non-bank SIFIs designated by the FSOC.

The FSOC changed its process for designating non-bank SIFIs, effective in January 2020, by adopting an activities-based approach and moving away from the entities-based approach. This change of measures to address systemic risk in the insurance industry could affect our reinsurance and insurance operations as could a determination that we or our counterparties are systemically significant.

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

In January 2017, the Treasury Department and the Office of the U.S. Trade Representative announced their successful completion of negotiations of a covered agreement with the EU, the Bilateral Agreement Between the United States and European Union on Prudential Measures Regarding Insurance and Reinsurance, or the "U.S./ EU Covered Agreement," which was signed on September 22, 2017. The U.S./EU Covered Agreement addresses three areas of prudential insurance and reinsurance supervision: (i) group supervision; (ii) reinsurance; and (iii) the exchange of information between the U.S. and EU. The U.S./EU Covered Agreement eliminates the requirement for EU reinsurers to post reinsurance collateral in order for their U.S. ceding insurers to take credit for reinsurance. In order to be eligible for zero collateral treatment, an EU reinsurer must meet certain standards including, among others, minimum capital and solvency ratios, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. The U.S./EU Covered Agreement may preempt an inconsistent state law that treats EU reinsurers less favorably than a U.S. reinsurer. In addition, the U.S./EU Covered Agreement establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the U.S./EU Covered Agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators (and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers for a sixty-month period), provided those U.S. regulators apply a group capital assessment calculating risk at the worldwide group level.

On December 20, 2018, in anticipation of the U.K.’s pending exit from the EU, the Treasury Department and the Office of the U.S. Trade Representative announced that they had signed an additional covered agreement with the U.K., the Bilateral Agreement Between the United States of America and the United Kingdom on Prudential Measures Regarding Insurance and Reinsurance, or the "U.S./U.K. Covered Agreement." The U.S./U.K. Covered Agreement largely reflects the provisions of the U.S./EU Covered Agreement and incorporates the same timeframes contained within it. We expect that, if successfully implemented, the U.S./U.K. Covered Agreement will resolve some of the regulatory uncertainty following Brexit (as defined below) for U.S. reinsurers writing business in the U.K., as well as U.K.-based reinsurers writing business in the U.S.

Under the terms of both the U.S./EU Covered Agreement and U.S./U.K. Covered Agreement, together, the "Covered Agreements," as of September 1, 2022, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the Covered Agreements being treated less favorably than U.S. reinsurers may be preempted by the applicable covered agreement. Accordingly, on June 25, 2019, the NAIC adopted amendments to the NAIC’s Credit for Reinsurance Model Law and Model Regulation, or the "Credit for Reinsurance Models," to conform to the requirements of the Covered Agreements, which will become an NAIC accreditation standard as of September 1, 2022, with enforcement beginning on January 1, 2023. This has set the stage for each state to revise its credit for reinsurance laws in order to avoid federal preemption of its laws. As of October 27, 2021, 46 jurisdictions had adopted the amended Credit for Reinsurance Models.

The 2019 amendments to the Credit for Reinsurance Models afford zero reinsurance collateral treatment to qualifying reinsurers from "Reciprocal Jurisdictions" which include: (i) non-U.S. jurisdictions that entered into a covered agreement with the U.S. (currently the EU and the U.K.); (ii) non-U.S. jurisdictions that are Qualified Jurisdictions, as described above, and also comply with certain additional requirements consistent with the terms and conditions of in-force covered agreements, including the elimination of a requirement that a U.S.-domiciled reinsurer maintain a local presence in the Qualified Jurisdiction in order to assume reinsurance from a ceding insurer domiciled in the non-U.S. jurisdiction and recognize the U.S. statutory regulatory approach to group supervision; and (iii) all U.S. jurisdictions that are accredited by the NAIC. The NAIC has designated Bermuda, Japan and Switzerland as "Reciprocal Jurisdictions" and accordingly, qualifying reinsurers domiciled in these countries are eligible for zero collateral treatment under the NAIC Credit for Reinsurance Models. We cannot currently estimate the impact of changes to the laws and regulations as a consequence of any such adopted covered agreements on our business, financial condition or operating results.

Financial Risks Relating to Climate Change. The topic of climate risk has come under increased scrutiny by insurance regulators. In September 2020, the NYDFS issued a circular letter to New York domestic and foreign authorized insurers, which applies to certain of our reinsurance and insurance subsidiaries, stating that the NYDFS expects insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies.

In addition, the NYDFS issued final guidance on November 15, 2021 regarding its expectations for New York domestic insurers related to the management of financial risks from climate change, which guidance applies to TRC and Fair American Insurance and Reinsurance Company, or "FAIRCO." Insurers are expected to manage these risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, the guidance states that an insurer should: (i) incorporate climate risk into its financial risk management (e.g., including in its ORSA); (ii) manage climate risk through its enterprise risk management functions and ensure that its organizational structure clearly defines roles and responsibilities related to managing such risk; (iii) use scenario analysis when developing business strategies and identifying risks; and (iv) incorporate the management of climate risk into its corporate governance structure at the group or insurer entity level. In terms of timing, a company must have specific plans to implement the NYDFS’s expectations related to board governance and organizational structure by August 15, 2022, and the NYDFS will issue additional guidance on the timing for implementing the more complex expectations.

The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function. Our reinsurance and insurance subsidiaries continue to monitor the climate change related guidance and expectations from the NYDFS. Adopting these and other related requirements from the NYDFS as well as forthcoming requirements from other insurance regulators could involve substantial additional resources and increased costs of compliance in future periods.

NYDFS Guidance on Diversity and Corporate Governance. Insurance regulators are also focused on the topic of race, diversity and inclusion. On March 16, 2021, the NYDFS issued a circular letter stating that it expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance.

International Regulation

General. TransRe is regulated in various foreign jurisdictions where it conducts business. In certain jurisdictions, TransRe operates through branches or representative offices of TRC and in other jurisdictions TransRe has local reinsurance or insurance subsidiaries, such as TRL in the U.K. and TRESA in Luxembourg.

The extent of the regulation varies by foreign jurisdiction, but generally governs licensing requirements, solvency, currency, amount and type of security deposits, amount and type of reserves and amount and type of local investments. International operations and assets held abroad may be materially and adversely affected by economic, political and other developments in foreign countries and the U.S., including possible changes in foreign and U.S. laws and regulations, nationalization and changes in regulatory policy, unexpected financial restrictions that foreign governments may impose and potential costs and difficulties in complying with a wide variety of foreign laws and regulations, as well as by the consequences of international hostilities and unrest. The risks of such occurrences and their overall effect upon us vary from country to country and cannot easily be predicted. International operations are also subject to risks related to complying, or monitoring compliance, with the requirements of anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and the economic and trade sanctions laws of the U.S., including but not limited to the regulations administered by the Office of Foreign Assets Control of the Treasury Department, or “OFAC,” and sanctions laws implemented by other countries in which TransRe operates. Further, regulations governing technical reserves and remittance of balances in some countries may hinder remittance of profits and repatriation of assets. A discussion of risks unique to international operations faced by TransRe’s offices that operate in jurisdictions outside the U.S. can be found on pages 53 through 55 of this Form 10-K.

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

U.K. Regulation. Prior to December 2013, TransRe’s operations in the U.K. were only conducted through a branch of TRC. Since December 2013, TransRe’s operations in the U.K. have been conducted by both TRL and TRC’s branch in the U.K. TRL and TRC’s operations in the U.K. are supervised by the Prudential Regulatory Authority, or the “PRA,” which is responsible, among other things, for regulating the solvency of insurance and reinsurance companies, and the Financial Conduct Authority, or the “FCA,” which is responsible, among other things, for regulating market conduct. The PRA and the FCA have extensive powers to intervene in the affairs of a regulated entity, including the power to enforce and take disciplinary measures in respect of breaches of its rules by authorized firms and approved persons. TRL and TRC’s branch in the U.K. are each required to maintain a margin of solvency at all times in respect of the business conducted in accordance with PRA and FCA rules. The calculation of the margin of solvency depends on the type and amount of reinsurance business written, the type and amount of reserves held and other risk-related factors, including market risk, counterparty default risk and operational risk.

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

Legislative and Regulatory Initiatives. Our reinsurance and insurance business throughout the EU is subject to an EU directive known as “Solvency II,” and its implementing rules, which have been in effect since January 1, 2016. The Solvency II regulatory regime is built on a risk-based approach to setting capital requirements for (re)insurers and seeks to: (i) enhance transparency and risk management; and (ii) encourage a proactive approach to company solvency. Certain aspects of Solvency II are likely to change in the near future. The European Commission, assisted by the provision of technical input from the European Insurance and Occupational Pension Authority or “EIOPA," has undertaken a review of Solvency II and on September 22, 2021 published a package of proposed legislative reforms for amending the existing regulatory framework. This proposed legislation is now being discussed by the European Parliament and Council.

TransRe could be materially impacted by the ultimate outcome of this review of Solvency II, which may reduce the regulatory solvency position of TRESA and/or the EU branch of TRC. For example, these entities could be impacted by increased capital requirements or a reduction in eligible funds. Any changes to Solvency II could also materially impact the wider TransRe group, given that Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU. In addition, TransRe could be required to undertake a significant amount of additional work if compliance with the Solvency II regime came into question, which in turn may divert finite resources from other business related tasks.

Further, TransRe’s EU business could be materially and adversely affected by the adoption of any new rules which amend the common standards that EU Member States must adopt for authorizing and supervising EU branches of third country reinsurers, or “Third Country Reinsurers.” TRC operates on a cross-border basis within the EU as a Third Country Reinsurer through its third country branch in France. Currently, this branch of TRC does not experience any significant impact on its operations. However, in the future, TRC may be required to post additional collateral in EU countries or may need to consider restructuring its business in order to comply with new rules adopted in EU countries related to Third Country Reinsurers.

Other potential regulatory risks that may affect TransRe's EU business include the introduction of more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRC, TRESA and the TransRe group.

TransRe's U.K. business may be affected by the U.K.’s departure from the EU, or “Brexit," on January 31, 2020 and the expiry of the subsequent transition period on December 31, 2020, following which TransRe's U.K. operations lost their European Economic Area financial services passporting rights. The relationship between the U.K. and the EU is now governed by the terms and conditions of a Trade and Cooperation Agreement, or the "Trade Agreement," which does not contain many substantive provisions relating to financial services. Similarly, it is not expected that the Memorandum of Understanding, or the "MOU," relating to financial services that has been concluded by the U.K. and the EU will materially alter this position, if it is ever formally entered into by the parties. The MOU is, instead, expected to establish a Joint U.K.-EU Regulatory Forum that will serve as a platform to facilitate dialogue between the parties on financial services issues.

In addition, the U.K.'s regime governing the prudential regulation and governance of (re)insurers could change in the near future, which would increase the potential for divergence between the U.K. and EU prudential regimes following Brexit. The U.K.’s HM Treasury has concluded a period of consultation with industry stakeholders on proposed changes of certain rules that have largely been transposed from Solvency II. HM Treasury is now expected to work with the PRA to prepare a package of reforms for consultation in early 2022. TRL and TRC’s branch in the U.K. could be materially impacted by this review. Additional information on the uncertainty surrounding the implementation and effect of Brexit can be found on page 55 of this Form 10-K.

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

Regulatory Convergence

Regulators within and outside the U.S. are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the IAIS, is “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitating both the supervisor of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group.” We continue to assess the impact, if any, such coordination may have on insurance regulation and our reinsurance and insurance subsidiaries. The NYDFS advised TransRe to expect its inaugural Supervisory College in September of 2022.

Reserves

Each of our reinsurance and insurance subsidiaries establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty reinsurance and insurance contracts. The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. The process of estimating these reserves is inherently difficult and involves a considerable degree of judgment, especially in view of changing legal and economic environments that impact loss reserve development. Therefore, quantitative techniques have to be supplemented by subjective considerations and managerial judgment. In addition, conditions and trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of this Form 10-K for additional information on our estimation process for the liability for unpaid loss and LAE.

Information on prior year loss reserve development and incurred and paid loss and LAE development by segment can be found in Note 6(b) and Note 6(c), respectively, to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

The following table presents the reconciliation of the aggregate net loss and LAE reserves of our reinsurance and insurance subsidiaries reported in the annual statements filed with state insurance departments prepared in accordance with SAP and those reported in our consolidated financial statements prepared in accordance with GAAP for the three years ended December 31, 2021.

Reconciliation of Reserves for Loss and LAE from SAP Basis to GAAP Basis

	As of December 31,
	2021	2020	2019
	($ in millions)
Statutory reserves	$11,538.0	$10,555.5	$9,598.7
Net reserves of non-U.S. subsidiaries (1)	793.5	711.4	745.8
Reinsurance recoverables (2)	2,026.1	1,703.7	1,583.9
GAAP reserves	$14,357.6	$12,970.6	$11,928.4

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

Asbestos-Related Illness and Environmental Impairment Reserves

Our reinsurance and insurance subsidiaries’ reserves for loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the reserves for loss and LAE incurred but not reported, or “IBNR,” claims, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves were adequate as of December 31, 2021.

At December 31, 2021 and 2020, the reserves for asbestos-related illness liabilities were approximately ten and eleven times, respectively, the average paid claims for the respective prior three year period. At both December 31, 2021 and 2020, the reserves for environmental impairment liabilities were approximately nine and seven times, respectively the average paid claims for the respective prior three year period.

The following tables present the reconciliation of the beginning and ending gross reserve balances for unpaid loss and LAE related to asbestos–related illness and environmental impairment claims of our reinsurance and insurance subsidiaries for the three years ended December 31, 2021.

Reconciliation of Asbestos-Related Illness Claims Reserves for Loss and LAE

	2021	2020	2019
		($ in millions)
Reserves as of January 1	$38.4	$37.5	$36.3
Loss and LAE incurred	8.5	2.0	4.0
Paid losses	(7.5)	(1.1)	(2.8)
Reserves as of December 31	$39.4	$38.4	$37.5

Type of reserves
Case	$17.4	$20.1	$18.1
IBNR	22.0	18.3	19.4
Total	$39.4	$38.4	$37.5

Reconciliation of Environmental Impairment Claims Reserves for Loss and LAE

	2021	2020	2019
		($ in millions)
Reserves as of January 1	$74.6	$80.3	$97.4
Loss and LAE incurred	2.7	1.5	(7.3)
Paid losses	(7.1)	(7.2)	(9.8)
Reserves as of December 31	$70.2	$74.6	$80.3

Type of reserves
Case	$16.3	$17.3	$19.3
IBNR	53.9	57.3	61.0
Total	$70.2	$74.6	$80.3

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

Risk Factors Related to our Business

We expect that the impact of the Pandemic will continue to materially affect our businesses, results of operations, financial condition and liquidity. The global spread of a novel coronavirus (COVID-19) and mitigation efforts by governments to attempt to control its spread have significantly impacted and may continue to significantly impact the global economy and our results of operations. We began to experience a negative impact on our results of operations arising from the Pandemic in the first quarter of 2020 and that impact continued throughout 2020 and, to a lesser extent 2021. Widespread vaccine rollouts in the U.S. occurred in early 2021 and are continuing; however, new variants of the virus have emerged which may continue to negatively affect our results of operations in future periods, including in 2022. The duration and extent of the impact of the Pandemic on our business depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the rollout of vaccinations, the spread of variant strains of COVID-19 and the impact of these and other factors on our employees, customers, suppliers and vendors. Given the scope and magnitude of the Pandemic, all of its direct and indirect consequences are not yet known and may not emerge for some time. The ongoing Pandemic presents risks and uncertainties to our operating businesses and investments, which could have a material adverse effect on our businesses, results of operations, financial condition and liquidity, including the following:

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

•
Regulations, Orders and Proposed Legislation. Federal, state and local government actions to address and contain the impact of the Pandemic may adversely affect us. For example, we are subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses that policies of our reinsurance and insurance company subsidiaries were not designed or priced to cover. In 2020, legislators in several states proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums. Several state regulators have issued orders requiring insurers to issue premium refunds as a result of changed patterns of behavior during the Pandemic, and regulators in other states could take similar actions.

•
Heightened Cybersecurity Risks. Having shifted to remote working arrangements in many of our locations, we face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. See Part I, Item 1A, “Risk Factors Related to our Business” of this Form 10-K for additional information.

•
Investments in Debt Securities, Equity Securities and Other Invested Assets. The fair value of our investments in debt, equity securities and certain other invested assets fluctuates depending on general economic and market conditions. For example, in early 2020, the Pandemic disrupted global economic activity and caused financial markets to drop sharply, and the fair value of our equity securities depreciated considerably. As general economic and market conditions stabilized during the Pandemic, the fair value of our equity securities recovered in 2021. However, despite the ongoing vaccination campaign, the risk that existing vaccines may not be effective against variant COVID-19 strains and the lasting effects of the Pandemic could result in elevated volatility of economic activity and financial markets for the foreseeable future. By extension, the value of our investment portfolio would remain volatile. Prospectively, the sensitivity of the value of our investment portfolio relative to changes in broader financial markets can be approximated by the market beta of our equity holdings and the effective duration of our debt securities. As of December 31, 2021, the market beta and effective duration of our equity and debt securities were 1.0 and 4.5 years, respectively.

•
Heightened Risks of Downgrades, Impairments and Defaults. We are subject to the risk that the issuers of debt securities we own or borrowers on commercial mortgage loans we have invested in may become less creditworthy or default on principal and interest payments they owe us. The longer and more severe the negative impact of the Pandemic, the more at risk our portfolio of investments in debt securities and commercial mortgage loans would be to credit downgrades, impairments and defaults. Exposures to industries and sectors most impacted by the Pandemic, including, related supply chain disruptions, are at heightened risk of downgrades and other adverse credit events. These include all forms of exposures to hospitality, travel, retail, manufacturing, energy and consumer finance.

The Pandemic’s duration cannot be predicted. An emergence of new variant COVID-19 strains that are resistant to current initiatives could once again trigger declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from event cancellation and other coverages from our reinsurance and insurance subsidiaries, negative impact to revenues and earnings of certain Alleghany Capital subsidiaries, loss of personnel as a result of federal, state or local vaccine mandates and difficulties in hiring replacement personnel, and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets. As a result of any one or a combination of the risks identified above, the Pandemic could have a material adverse effect on our businesses, results of operations, financial condition and liquidity.

The reserves for loss and LAE of our reinsurance and insurance subsidiaries are estimates and may not be adequate, which would require our reinsurance and insurance subsidiaries to establish additional reserves. Gross reserves for loss and LAE reported on our balance sheet as of December 31, 2021 were approximately $14.4 billion. These loss and LAE reserves reflect management’s best estimates of the cost of settling all claims and related expenses with respect to insured events that have occurred. Reserves do not represent an exact calculation of liability, but rather an estimate of what management expects the ultimate settlement and claims administration will cost for events that have occurred, whether known or unknown. These reserve estimates, which generally involve actuarial projections, are based on management’s assessment of facts and circumstances currently known and assumptions about anticipated loss emergence patterns, including expected future trends in claims severity and frequency, inflation, court resolutions and judicial interpretations, reinsurance coverage, legislative changes and other factors.

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

Because our reinsurance and insurance subsidiaries are property and casualty reinsurers and insurers, we face losses related to natural and man-made catastrophes. Property and casualty reinsurers and insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophe losses, or the absence thereof, have historically had a significant impact on our results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” contained in Item 7 of this Form 10-K.

Natural or man-made catastrophes can be caused by various events, including hurricanes, other windstorms, earthquakes, floods, wildfires, pandemics, as well as terrorist activities. The frequency and severity of catastrophes in any short period of time are inherently unpredictable. The extent of gross losses related to a catastrophe event is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event, potentially mitigated by any reinsurance coverage purchased by our reinsurance and insurance subsidiaries. Most catastrophes are restricted to limited geographic areas; however, hurricanes, other windstorms, earthquakes and floods may produce significant damage when those areas are heavily populated. It is therefore possible that a catastrophic event or multiple catastrophic events could produce significant losses and have a material adverse effect on our financial condition and results of operations.

With respect to terrorism, to the extent that reinsurers have excluded coverage for certain terrorist acts or have priced this coverage at rates that make purchasing such coverage uneconomic, our reinsurance and insurance subsidiaries will not have reinsurance protection and are exposed to potential losses as a result of any acts of terrorism. To the extent an act of terrorism is certified by the U.S. Secretary of the Treasury, we may be covered under the Terrorism Act. This coverage under the Terrorism Act does not apply to reinsurers. Information regarding the Terrorism Act and its impact on our insurance subsidiaries can be found on page 34 of this Form 10-K.

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

Finally, other catastrophes, such as an outbreak of a pandemic disease or a marine or aviation disaster, could also have a materially adverse effect on our business and operating results.

Climate change, as well as increasing regulation in the area of climate change, may adversely affect our business, financial condition and results of operations. Changing weather patterns and climatic conditions have added to the unpredictability, severity and potentially the frequency of natural disasters and weather events, such as hurricanes, tornado activity, other windstorms, floods and wildfires, in certain parts of the world and created additional uncertainty as to future, longer-term trends and exposures. Although the loss experience of catastrophe reinsurers and insurers has historically been characterized as low frequency, there is a growing consensus today that climate change may be increasing the frequency and severity of extreme weather events and, in recent years, the frequency of major catastrophes appears to have increased, and may continue to increase in the future.

Longer-term natural catastrophe trends due to climate change have been associated with extreme weather events linked to rising temperatures, and include effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain and snow. Our reinsurance and insurance subsidiaries take measures to mitigate the impact of such events by considering these risks in their underwriting and pricing decisions, including their management of aggregate exposure levels and through the purchase of reinsurance. To the extent climate change increases the frequency and severity of such natural disasters and weather events, our reinsurance and insurance subsidiaries, particularly TransRe and RSUI, may face increased claims, particularly with respect to properties located in coastal areas. Increases in insured losses, particularly if those losses exceed the expectations of our reinsurance and insurance subsidiaries, could materially and adversely affect our financial condition and results of operations.

Further, claims for catastrophic events, or an unusual frequency of smaller losses in a particular period could have a material adverse effect on our reinsurance and insurance subsidiaries’ ability to write new business if they are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors.

Additionally, catastrophic events and the effects of climate change could result in increased credit exposure to reinsurers and other counterparties we, and our subsidiaries, transact business with, declines in the value of investments we hold and significant disruptions to our physical infrastructure, systems and operations. Climate change-related risks may also specifically adversely impact the value of the securities that we hold.

Changes in security asset prices may impact the value of our fixed income, real estate and commercial mortgage investments, resulting in realized or unrealized losses on our invested assets. These risks can include, but are not limited to: (i) changes in supply/demand characteristics for fossil fuels (e.g., coal, oil, natural gas); (ii) advances in low-carbon technology and renewable energy development; and (iii) effects of extreme weather events on the physical and operational exposure of industries and issuers, and the transition that these companies make towards addressing climate risk in their own businesses.

However, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. We attempt to manage our exposure to such events through the use of underwriting controls, risk models, and the purchase of third-party reinsurance. Underwriting controls can include more restrictive underwriting criteria such as higher premiums and deductibles, or losses retained, and more specifically excluded policy risks. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more climate change impacted catastrophic events. As a result, the occurrence of one or more catastrophic events and the continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.

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

We cannot guarantee that the reinsurers used by our reinsurance and insurance subsidiaries will pay in a timely fashion, if at all, and, as a result, we could experience losses even if reinsured. As part of their overall risk and capacity management strategy, our reinsurance and insurance subsidiaries purchase reinsurance by transferring or ceding part of the risk that they have underwritten to a reinsurance company in exchange for part of the premium received by our subsidiaries in connection with that risk. Although reinsurance makes the reinsurer liable to our reinsurance and insurance subsidiaries to the extent the risk is transferred or ceded to the reinsurer, our reinsurance and insurance subsidiaries remain liable for amounts not paid by a reinsurer. Reinsurers may not pay the reinsurance recoverables that they owe to our subsidiaries or they may not pay these recoverables on a timely basis. This risk may increase significantly if these reinsurers experience financial difficulties as a result of catastrophes, investment losses or other events. Accordingly, we bear credit risk with respect to our reinsurance and insurance subsidiaries’ reinsurers, and if they fail to pay, our financial results would be adversely affected. As of December 31, 2021, reinsurance recoverables reported on our balance sheet were $2.2 billion.

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

Our reinsurance and insurance subsidiaries are rated by rating agencies and a decline in these ratings could affect the standings of these units in the reinsurance and insurance industries and cause their premium volume and earnings to decrease. Ratings continue to be an important factor in establishing the competitive positions of reinsurance and insurance companies. Some of our reinsurance and insurance subsidiaries are rated by A.M. Best, S&P and/or Moody’s, which we collectively refer to as the “Rating Agencies.” The Rating Agencies’ financial strength ratings reflect their opinions of a reinsurance or an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are neither an evaluation directed to investors of a security nor a recommendation to buy, sell or hold a security. These ratings are subject to periodic review, and we cannot assure you that any of our reinsurance or insurance companies will be able to retain their current ratings. The Rating Agencies may change their methodology or requirements for determining ratings, or they may become more conservative in assigning ratings. The Rating Agencies could also increase capital requirements for our reinsurance or insurance subsidiaries, thereby reducing deployable capital at such subsidiary or at the parent level. If the ratings of our reinsurance or insurance companies are reduced from their current levels by the Rating Agencies, their competitive positions could suffer and it would be more difficult for them to market their products. A significant downgrade could result in a substantial loss of business as customers move to other companies with higher financial strength ratings.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, credit for reinsurance laws, interpretations of existing laws and the development of new laws and regulations. The regulatory environment surrounding climate change and the related risks is becoming increasingly demanding. For instance, on November 15, 2021, the NYDFS issued final guidance that sets forth the regulator’s detailed expectations for how New York domestic insurers should address and manage financial risks from climate change, which guidance applies to TRC and FAIRCO. In addition, on the federal level, the FIO has been instructed by President Biden’s Executive Order on Climate-Related Financial Risk, dated May 20, 2021, to seek public comment on a series of questions that “will help inform FIO’s assessment of climate-related financial risks for the insurance sector.” The FIO’s Request for Information notes that the FIO plans to “...take a leadership role in analyzing how the insurance sector may help mitigate climate-related risks [and to that end, it] will engage with the insurance sector to assess how the sector may help achieve national climate-related goals, including mitigation, adaptation, and transition to a lower carbon economy.” The comment period ended in November 2021. Further, the Dodd-Frank Act mandated significant changes to the regulation of U.S. insurance. These regulatory initiatives and regulations, and any proposed or future state or federal legislation or NAIC initiatives, if adopted, may be more restrictive on the ability of our reinsurance and insurance subsidiaries to conduct business than current regulatory requirements or may result in higher compliance costs. Information regarding the impact of regulation and current regulatory changes on our reinsurance and insurance operating subsidiaries can be found on pages 38 through 44 of this Form 10-K.

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

With regards to TransRe’s operations within the EU, TRC operates within the EU as a Third Country Reinsurer under Solvency II through a third country branch in France and on a cross-border basis. Currently, TransRe continues to conduct business within the EU through a branch of TRC and TRESA with no significant impact on its operations. However, TransRe could be materially and adversely affected by rules adopted by a Member State relating to Third Country Reinsurers. For example, TRC may be required to post additional collateral in EU countries or may need to consider further restructuring its business in order to comply with the rules adopted in EU countries related to Third Country Reinsurers.

Additionally, as described above on page 43, various aspects of Solvency II are likely to change in the near future, due to the European Commission’s review of certain aspects of the Directive, which culminated in its publication of a package of proposed legislative reforms on September 22, 2021. This review of Solvency II could affect the way in which TransRe’s international group, including TRESA and TRC’s EU branch operate and may have a negative impact on our results. For example, it may reduce TRESA and/or TRC’s regulatory solvency position by increasing capital requirements or reducing eligible funds. Any changes to Solvency II could also materially impact the group, since Solvency II affects the calculation of the solvency of international groups which, like TransRe, conduct reinsurance and insurance operations both inside and outside of the EU.

More generally, uncertainty remains as to: (i) how the Solvency II regime will continue to be enforced; and (ii) the continued effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators or the effect, if any, that these developments may have on TransRe’s operations and financial condition.

Other potential regulatory risks include the introduction of more complex and intensive regulatory reporting burdens, regulatory requirements that conflict with requirements in other jurisdictions, and shortages of skilled staff in critical areas such as the actuarial function, all of which may have a negative impact on the results of TRESA, TRC and the TransRe group. In addition, we could be required to undertake a significant amount of additional work if our compliance with the Solvency II regime ever came into question, which in turn may divert finite resources from other business related tasks.

Regulatory uncertainty has increased as a result of the Brexit referendum which led to the U.K. leaving the EU on January 31, 2020. The Trade Agreement between the U.K. and the EU, which now governs the terms of their relationship, does not contain many substantive provisions relating to financial services. Similarly, it is not expected that the MOU relating to financial services that has been concluded by the U.K. and the EU will materially alter this position, if it is ever formally entered into by the parties. As a result, TRL has now lost its EEA financial services passport, which enabled it to operate across borders within the single EU market without obtaining any required local regulatory approval where insurers and cedants are located.

In addition, the U.K.’s regulatory regime in terms of prudential regulation and governance could diverge, as the U.K. is now free to determine its own regulatory regime. As described above on page 44, the U.K.’s HM Treasury has concluded a period of consultation on potential changes to certain rules that have largely been transposed from Solvency II, and will now work with the PRA to prepare a package of reforms for consultation in early 2022. We cannot currently predict what changes will be made to the U.K.’s regulatory regime following the culmination of this process. We may have to review our underwriting platforms and incur additional regulatory and transactional costs as a result of any changes to the U.K’s regulatory regime.

Any such divergence may affect determinations of equivalence made by the U.K. and the EU in relation to the other’s prudential regime. The U.K. has already declared the EU’s Solvency II regime to be equivalent to its own. However, the EU may not make the same determination. It is not clear what the impact will be on TRL, TRESA and TRC if the EU does not determine the U.K. regulatory regime to be equivalent to its own regime. Further, even if equivalence is confirmed by the EU, either side may withdraw their respective declarations in the future.

Brexit could have a broader adverse effect on our business, financial condition and results of operations. The uncertainty surrounding the effect of Brexit, including the implementation and enforcement of a number of terms and conditions of the Trade Agreement and its relationship with the remaining members of the EU (including in relation to trade and services) post-Brexit has increased economic volatility and market uncertainty globally, including the volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed U.K. companies, in particular from the financial services and insurance sector.

The U.K. has also lost access to the global trade deals negotiated by the EU on behalf of its Member States, although many of those global trade deals have been replicated by the U.K. Any consequential decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth.

The long-term effect of Brexit on the value of our investment portfolio at this time is uncertain and such volatility and uncertainty will likely continue even after the conclusion of negotiations pertaining to the Trade Agreement.

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

The loss of key personnel at our operating subsidiaries could adversely affect our results of operations, financial condition and cash flows. We rely upon the knowledge and talent of the employees of our operating subsidiaries to successfully conduct their business. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit and retain senior employees or the cost to us of doing so. We may experience a loss of personnel as a result of federal, state or local vaccine mandates as well as difficulties in hiring replacement personnel. A loss of key personnel could have a material adverse effect on our results of operations, financial condition and cash flows in future periods. Our success has depended, and will continue to depend in substantial part, upon our ability to attract and retain key personnel at our operating subsidiaries. The loss of key services of any key personnel at our operating subsidiaries may adversely affect our business and results of operations.

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

We are subject to risks related to our use of information technology. We rely on information technology in virtually all aspects of our business. Our subsidiaries depend on the proper functioning and availability of their information technology platforms, including communications and data processing systems, in operating their businesses and their access to and the integrity of the information stored on and processed by these platforms is a related risk. These systems consist of software programs that are integral to the efficient operation of the businesses of our reinsurance and insurance subsidiaries, including programs for proprietary pricing and exposure management, processing payments and claims, filing and making changes to records and providing customer support. Our reinsurance and insurance subsidiaries are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom they do business. In addition, certain of our subsidiaries provide to customers online applications or websites through the use of a portal. These customer-facing applications and websites may increase the risk of the cybersecurity incidents described below.

We develop and maintain a cybersecurity and data privacy governance framework, assessment process and trainings to identify and mitigate cyber security and data privacy risks, but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. To date, we have not experienced any material impact to the business or operations resulting from cybersecurity attacks or failures or disruptions of information technology systems; however, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or breach or similar event that may arise and we may be impacted by such incidents in the future. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties which could be significant. Such events could have an adverse effect on our results of operations, financial condition and liquidity.

A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties.

In addition, any attack perpetrated against our information systems, or those of our affiliates, vendors, or other similar third party systems, including through a system failure, security breach or disruption by malware, ransomware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Further, like other corporations, we have been subject to, and will continue to be subject to, attacks on our information systems and other vulnerabilities to data security incidents. These attacks and incidents have included, or may in the future include: unauthorized access, viruses, malware or other malicious code, ransomware, deceptive social engineering campaigns (also known as “phishing” or “spoofing”), loss or theft of assets, employee errors or malfeasance, third-party errors or malfeasance, as well as system failures and other security events.

A natural or man-made disaster could cause significant business interruptions for certain of our subsidiaries that may adversely affect their results of operations, financial condition and cash flows. The operations of certain of our subsidiaries, and those of their suppliers and customers, may potentially suffer significant business interruptions due to the effects of natural disasters (such as earthquakes, tsunamis, severe storms or hurricanes, typhoons, floods, outbreaks of pandemic or contagious diseases, including the Pandemic) or man-made disasters (such as fires, explosions, acts of terrorism or war, security breaches, cyberattacks, and power and telecommunications failures). Such business interruptions could cause those subsidiaries and their businesses to suffer serious harm to their operations, financial condition and cash flows. While we regularly assess and take steps to improve our existing business continuation and crisis management plans, there can be no assurance that these plans or the insurance coverages we maintain would be effective in mitigating any negative effects on our operations in the event of a disaster or resulting business interruption, nor can we provide assurance that the business continuation and crisis management plans of the independent suppliers and customers on whom our subsidiaries rely for certain services and products would be effective in mitigating any negative effects on the provision of such services and products in the event of a disaster.

The costs of complying with, or our failure to comply with, U.S. and foreign laws related to privacy, data security and data protection, such as the EU General Data Protection Regulation, could adversely affect our results of operations or financial condition and our reputation. The regulatory environment surrounding information security and privacy is increasingly demanding and evolving. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees, including the NYDFS Cybersecurity Regulation, which mandates detailed cybersecurity standards for all institutions, including insurance entities, authorized by the NYDFS to operate in New York. Among the requirements are the maintenance of a cybersecurity program with governance controls, risk-based minimum data security standards for technology systems, cyber breach preparedness and response requirements, including reporting obligations, vendor oversight, training and program record keeping and certification obligations. The NYDFS Cybersecurity Regulation has increased our compliance costs, and the consequences of noncompliance could include regulatory enforcement actions and penalties, as well as reputation risk.

Likewise, in October 2021, the FTC amended the Safeguards Rule, or the "Amended Safeguards Rule," which applies to financial institutions throughout the U.S. pursuant to the GLBA. The Amended Safeguards Rule does not come fully into effect until October 2022. Many of the requirements are similar to the NYDFS Cybersecurity Regulation, but there are some differences that may impose increased operational burdens and compliance costs. The consequences of non-compliance could include FTC enforcement action and possible fines, as well as even more burdensome requirements on and changes to our data security practices, as well as reputational harm.

The NAIC adopted an Insurance Data Security Model Law, which would require licensed insurance entities to comply with detailed information security requirements. The NAIC model law is similar in many respects to the NYDFS Cybersecurity Regulation and the Amended Safeguards Rule. To date, the Insurance Data Security Model Law has been adopted by several states, including some of the states where our reinsurance and insurance subsidiaries are domiciled. If the NAIC model law continues to be enacted in additional states, such enacted laws could be inconsistent between states or with existing laws and regulations, which could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

We are also subject to California law, including the CCPA, which went into effect on January 1, 2020. The CCPA established a privacy framework for covered businesses which collect and process the personal information of California consumers. It includes a broad definition of personal information, affords California residents certain individual rights of access and deletion regarding their personal data, and limits the “sale” of such information, which is also broadly construed to include making personal information available to third parties for valuable consideration. The CCPA established potentially severe statutory damages for businesses that fail to implement reasonable security measures to protect against breaches of personal information, and includes a broad private right of action available to affected consumers. The CCPA excludes data subject to the GLBA, discussed above under "Business – Regulation – U.S. Regulation”; however, this is not an entity-wide exception. The breach of California consumers’ personal data, to the extent it involves data not covered by GLBA, represents a significant risk of liability.

Moreover, the legal landscape relating to data privacy and data protection is quickly evolving, which may increase operational and compliance costs associated with new or amended laws and regulations. For instance, since the CCPA was enacted in 2018, the California Attorney General has issued several draft implementing regulations, including following the CCPA coming into force in 2020. In November 2020, the California Privacy Rights Act, or the "CPRA," was approved by California voters to amend the CCPA and to establish a new data protection authority, the California Privacy Protection Agency, authorized to promulgate new data protection regulations and to enforce the law. Additionally, Virginia and Colorado enacted data privacy laws in 2021 that will come into effect in January 2023 and July 2023, respectively. These laws track significant portions of existing laws, such as General Data Protection Regulation ((EU) 2016/679), or the “GDPR,” and CCPA, but include differences that may or may not increase our compliance burden. Adapting our business and practices to the CCPA, as amended by the CPRA, and any forthcoming regulations and other state laws, may be burdensome and could involve substantial additional or diverted resources.

More broadly, the GDPR, which regulates data protection for all individuals within the EU, including foreign companies processing data of EU residents, became effective on May 25, 2018 and applies to all of our subsidiaries operating in the EU. In the U.K., the Data Protection Act 2018 and the U.K. General Data Protection Regulation, which is the retained EU law version of the GDPR by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019, together "U.K. GDPR,” regulates data protection for all individuals within the U.K. and applies to all of our subsidiaries operating in the U.K. The GDPR and the U.K. GDPR set out a number of requirements that must be complied with when handling the personal data of such EU and U.K. based data subjects respectively including: the obligation to appoint data protection officers in certain circumstances; rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR and the U.K. GDPR include restrictions on transfers outside the U.K. and the European Economic Area, or the “EEA” (which includes Switzerland) and the requirement to include specific data protection provisions in agreements with data processors. The GDPR and the U.K. GDPR enhance individuals’ rights, introduces complex and far-reaching company obligations and increases penalties significantly in case of violation. The interpretation and application of data protection laws in the U.S., Europe and elsewhere are developing and are often uncertain and in flux, and any changes to the interpretation or application of the U.K. GDPR and the GDPR, and any resultant changes in U.K. or EU member states’ national laws and regulations, may increase our compliance obligations and costs and may necessitate the review and implementation of policies and processes relating to our collection and use of data. It is possible that these laws or cybersecurity regulations may be interpreted and applied in a manner that is inconsistent with our data protection or security practices.

Any person, including any of our employees, our subsidiaries’ employees or those with whom we share such information, who negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, could subject us to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, the GDPR and the U.K. GDPR include sanctions for non-compliance, which could result in a penalty of up to the higher of (a) €20 million; and (b) 4 percent of a company’s global annual revenue for the preceding financial year for certain infringements, such as unlawful data transfer outside of the EEA or the U.K. Those monetary damages, penalties, regulatory or legal actions or defaults, or the damage to our businesses or reputation, could have a material adverse effect on our results of operations and financial condition. Third parties to whom we outsource certain functions are also subject to these risks, and their failure to adhere to these laws and regulations also could damage our businesses or reputation or result in regulatory intervention, which could have a material adverse effect on our results of operations and financial condition. In addition, a material data breach could result in negative publicity which could damage our reputation and have a material adverse effect on our financial condition and results of operations. Although we have not experienced any material impact to the business or operations resulting from a material data breach, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or breach or similar event that may arise and we may be impacted by such incidents in the future.

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

Our investments in debt and equity securities are subject to market fluctuations. As of December 31, 2021, our investments in debt securities were approximately $16.1 billion, or approximately 73.3 percent of our total investment portfolio, and our investments in equity securities had a fair value of approximately $3.7 billion, which represented approximately 16.8 percent of our investment portfolio. The fair value of these assets and the investment income from these assets fluctuate depending on general economic and market conditions.

With respect to our investments in debt securities, a rise in interest rates due to a rise in inflation and/or inflation expectations or other factors, would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio and potentially produce a net unrealized loss position, offset by our ability to earn higher rates of return on reinvested funds. Conversely, a decline in interest rates would increase unrealized gains and/or decrease unrealized losses on our debt securities portfolio, offset by lower rates of return on reinvested funds. Based upon the composition and duration of our investment portfolio as of December 31, 2021, a 100 basis point increase in interest rates would result in an approximate $713.1 million decrease in the fair value of our debt securities portfolio. In addition, some debt securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations.

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

Risks Related to our Senior Notes and the Credit Agreement

Our failure to comply with restrictive covenants contained in the indentures governing the Senior Notes (as defined on page 103 of this Form 10-K) or any other indebtedness, including indebtedness under our revolving credit facility and any future indebtedness, could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations. The indentures governing the Senior Notes contain covenants that impose restrictions on Alleghany and TransRe with respect to, among other things, the incurrence of liens on the capital stock of certain of our subsidiaries. In addition, the indentures governing the Senior Notes contain certain other covenants, including covenants to timely pay principal and interest, and the Credit Agreement (as defined on page 101 of this Form 10-K) also requires us to comply with certain covenants. Our failure to comply with such covenants could result in an event of default under the indentures, under the Credit Agreement or under any other debt agreement we may enter into in the future, which could, if not cured or waived, result in us being required to repay the Senior Notes, the indebtedness under the Credit Agreement or any other future indebtedness. As a result, our business, financial condition, results of operations and liquidity could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal executive offices of Alleghany, Alleghany Capital and Roundwood are located in leased office space in New York, New York. TransRe leases office space in New York, New York for its headquarters and office space for its locations around the world. RSUI leases office space in Atlanta, Georgia for its headquarters and office space in Sherman Oaks, California. CapSpecialty leases office space in Hartford, Connecticut for its headquarters and office space in New York, New York, Middleton, Wisconsin and other locations throughout the U.S. PCT owns its principal offices and manufacturing facilities, which are located in Rockford, Illinois and leases certain offices and manufacturing facilities, which are located in Olympia, Washington, Saco, Maine and Berlin, Connecticut. Kentucky Trailer leases its principal offices and manufacturing facilities, which are located in Louisville, Kentucky, and has additional leased manufacturing facilities in locations throughout the U.S. and in the Netherlands. IPS leases office space in Blue Bell, Pennsylvania for its headquarters and office space in its locations around the world. Jazwares owns and leases office space in Sunrise, Florida for its headquarters and other locations around the world. W&W|AFCO Steel owns its principal office in Oklahoma City, Oklahoma for its headquarters and owns its principal facilities, which are located throughout the U.S. Concord leases office space in Raleigh, North Carolina for its headquarters. Wilbert leases office space in Overland Park, Kansas for its headquarters and owns and leases facilities at locations around the U.S. Piedmont leases office space in Belmont, North Carolina for its headquarters and leases facilities at several locations around the U.S. Alleghany Properties leases office space in Sacramento, California. Management considers its facilities suitable and adequate for the current level of operations. See Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our leases.

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

As of February 13, 2022, there were approximately 451 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because such stock is frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Repurchases of Equity Securities

The following table presents our common stock repurchases in the quarter ended December 31, 2021:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
October 1 to October 31	63,473	$653.97	63,473	$200.5
November 1 to November 30	32,013	674.04	32,013	178.9
December 1 to December 31	55,699	664.17	55,699	141.9
Total	151,185	661.97	151,185

(1)
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

The following graph presents (i) the cumulative total stockholder return on our common stock; (ii) the cumulative total return on the Standard & Poor’s 500 Stock Index, or the “S&P 500 Index;” and (iii) the cumulative total return on the BI Global P&C Reinsurance Competitive Peer Group Index, or the “Bloomberg Reinsurance Index,” for the five year period beginning on December 31, 2016 through December 31, 2021. The graph assumes that the value of the investment was $100.00 on December 31, 2016.

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Alleghany
S&P 500 Index
Bloomberg Reinsurance Index

	Base Period	INDEXED RETURNS Year Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Alleghany	$100.00	$98.02	$104.23	$133.70	$103.03	$113.94
S&P 500 Index	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
Bloomberg Reinsurance Index	$100.00	$103.43	$104.99	$132.79	$114.11	$130.70

The graph and table above are based on the assumption that cash dividends are reinvested on the ex-dividend date in respect of such dividend.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2021, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this Form 10-K, respectively.

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

Adjusted earnings before income taxes is a non-GAAP financial measure for our Alleghany Capital segment. Adjusted earnings before income taxes represents product and service revenues and net investment income less other operating expenses and interest expense, and does not include: (i) change in the fair value of equity securities; (ii) net realized capital gains; (iii) change in allowance for credit losses on available for sale securities; and (iv) amortization of intangible assets. Because adjusted earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains and change in allowance for credit losses on available for sale securities, it provides an indication of economic performance that is not affected by levels of amortization resulting from acquisition accounting or effective tax rates. We use adjusted earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of adjusted earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•
Net earnings attributable to Alleghany stockholders were $1,034.9 million in 2021, compared with $101.8 million in 2020 and $857.8 million in 2019.
•
Net investment income increased by 10.1 percent in 2021 from 2020, and decreased by 10.8 percent in 2020 from 2019.
•
Net premiums written increased by 12.7 percent in 2021 from 2020, and by 10.3 percent in 2020 from 2019.

•
Underwriting profit was $195.3 million in 2021, compared with an underwriting loss of $128.7 million in 2020 and an underwriting profit of $33.0 million in 2019.
•
The combined ratio for our reinsurance and insurance segments was 97.2 percent in 2021, compared with 102.1 percent in 2020 and 99.4 percent in 2019.
•
Catastrophe losses, net of reinsurance and including current accident year losses from the Pandemic, were $736.8 million in 2021, compared with $801.5 million in 2020 and $399.7 million in 2019.
•
Net favorable prior accident year loss reserve development was $249.7 million in 2021, which included net unfavorable prior accident year loss reserve development from the Pandemic, compared with $220.8 million in 2020 and $184.7 million in 2019.
•
Product and service revenues for Alleghany Capital were $3,736.4 million in 2021, compared with $2,477.5 million in 2020 and $2,289.3 million in 2019.
•
Earnings before income taxes for Alleghany Capital were $291.7 million in 2021, compared with $146.0 million in 2020 and $111.1 million in 2019. Adjusted earnings before income taxes were $332.2 million in 2021, compared with $153.9 million in 2020 and $142.6 million in 2019.

As of December 31, 2021, we had total assets of $32.3 billion and total stockholders’ equity attributable to Alleghany stockholders of $9.2 billion. As of December 31, 2021, we had consolidated total investments of approximately $21.9 billion, consisting of $16.1 billion invested in debt securities, $3.7 billion invested in equity securities, $0.5 billion invested in commercial mortgage loans, $1.1 billion invested in short-term investments and $0.5 billion invested in other invested assets.

The ongoing Pandemic has significantly disrupted many aspects of society as well as financial markets, and has caused widespread global economic dislocation. We began to experience a negative impact on our results of operations arising from the Pandemic in the first quarter of 2020 and that impact continued throughout 2020 and, to a lesser extent, 2021. Among other impacts on the economy, the Pandemic adversely impacted financial markets in 2020, which in turn impacted our investment portfolio. These impacts are more fully described below, as well as a recovery in the financial markets in the latter half of 2020 that continued through 2021.

Since early 2020 through December 31, 2021, our reinsurance and insurance segments have incurred significant losses from the Pandemic (in total $428.9 million), almost all of which was incurred in 2020. We incurred $13.7 million of net unfavorable prior accident year Pandemic loss reserve development in 2021, all at TransRe, compared with $415.2 million of Pandemic-related catastrophe losses in 2020, mostly at TransRe. The Pandemic losses incurred at TransRe included those from event cancellation coverage for conferences and sporting events as well as other property coverages and, to a lesser extent, the accident and health and trade credit lines of business. Our Pandemic loss estimates were based on information available at the time to us, including an analysis of reported claims, an underwriting review of in-force contracts and other factors requiring considerable judgment. Our loss estimates for Pandemic losses do not reflect judicial, legislative and regulatory risk that could expand coverage beyond the terms of our treaty and policy language, although they do reflect provisions for related legal expenses. We cannot reasonably estimate the length or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows. Widespread vaccine rollouts in the U.S. occurred in early 2021 and are continuing, however, new variants of the virus have emerged. Such potential adverse impacts of a prolonged Pandemic on our operations, financial position and cash flows include declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

Aside from the Pandemic, our reinsurance and insurance segments incurred significant weather and other catastrophe losses. More specifically, in 2021:

•
Hurricane Ida caused widespread property damage and flooding in August and early September 2021, primarily in Louisiana upon landfall, as well as causing subsequent damage and flooding in portions of the Northeastern and Mid-Atlantic U.S., primarily in New Jersey and New York;
•
Winter Storm Uri and other storms, collectively referred to herein as the “Winter Storms,” caused widespread property damage, flooding and extended power outages in February 2021, primarily in Texas;
•
Severe flooding in Northwestern and Central Europe in July 2021, or the "European Floods," caused widespread property damage; and
•
Tornadoes which caused widespread property damage in December 2021 in the Midwest, or the "Midwest Tornadoes," primarily in Kentucky.

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

The following table presents the impact of our catastrophe losses, net of reinsurance, for 2021, 2020 and 2019:

	Reinsurance Segment	Insurance Segment	Total
		($ in millions)
2021
Net loss and LAE:
Hurricane Ida	$228.0	$40.7	$268.7
Winter Storms	141.7	111.1	252.8
European Floods	117.2	8.0	125.2
Midwest Tornadoes	17.0	1.5	18.5
Other	41.2	30.4	71.6
Total net loss and LAE	545.1	191.7	736.8
Net reinstatement premiums earned (1)	(42.9)	—	(42.9)
Losses before income taxes	502.2	191.7	693.9
Income taxes	105.5	40.2	145.7
Net losses attributable to Alleghany stockholders	$396.7	$151.5	$548.2

2020
Net loss and LAE:
Pandemic	$391.8	$23.4	$415.2

Other catastrophes:
Hurricane Laura	63.6	50.6	114.2
Hurricane Sally	22.7	69.9	92.6
Puerto Rico earthquakes	19.1	—	19.1
Other	68.8	91.6	160.4
Total other catastrophes	174.2	212.1	386.3
Total net loss and LAE	566.0	235.5	801.5
Net reinstatement premiums earned (1)	(26.7)	—	(26.7)
Losses before income taxes	539.3	235.5	774.8
Income taxes	113.2	49.5	162.7
Net losses attributable to Alleghany stockholders	$426.1	$186.0	$612.1

2019
Net loss and LAE:
Typhoon Hagibis	$168.2	$15.5	$183.7
Typhoon Faxai	87.4	8.0	95.4
Chile civil unrest	22.3	—	22.3
Hurricane Dorian	13.2	0.4	13.6
Other	9.5	75.2	84.7
Total net loss and LAE	300.6	99.1	399.7
Net reinstatement premiums earned (1)	(22.2)	—	(22.2)
Losses before income taxes	278.4	99.1	377.5
Income taxes	58.5	20.8	79.3
Net losses attributable to Alleghany stockholders	$219.9	$78.3	$298.2

(1) Represents an increase in net premiums earned.

Our catastrophe losses are more fully described on pages 78, 79, 84 and 85. In addition to catastrophe losses in the current accident year, we report both favorable and unfavorable prior accident year loss reserve development related to catastrophes. See Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for information on our prior accident year catastrophe loss reserve development.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Year Ended December 31,
	2021	2020	2019
		($ in millions)
Revenues
Net premiums earned	$7,097.7	$6,000.2	$5,478.1
Net investment income	540.4	490.9	550.2
Change in the fair value of equity securities	506.8	(110.5)	709.7
Net realized capital gains	67.4	3.1	(6.5)
Change in allowance for credit losses on available for sale securities	2.1	(8.0)	(19.7)
Product and service revenues	3,789.7	2,521.1	2,328.8
Total revenues	12,004.1	8,896.8	9,040.6

Costs and Expenses
Net loss and loss adjustment expenses	4,834.9	4,339.1	3,686.4
Commissions, brokerage and other underwriting expenses	2,067.5	1,789.8	1,758.7
Other operating expenses	3,479.6	2,429.3	2,263.3
Corporate administration	57.2	48.6	74.8
Amortization of intangible assets	49.9	44.2	33.8
Interest expense	102.3	88.2	100.0
Total costs and expenses	10,591.4	8,739.2	7,917.0

Earnings before income taxes	1,412.7	157.6	1,123.6
Income taxes	281.9	30.7	233.4
Net earnings	1,130.8	126.9	890.2
Net earnings attributable to noncontrolling interests	95.9	25.1	32.4
Net earnings attributable to Alleghany stockholders	$1,034.9	$101.8	$857.8

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 13 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for 2021, 2020 and 2019:

	Segments
Year Ended December 31, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
				($ in millions)
Gross premiums written	$6,034.0	$2,542.8	$8,576.8	$—	$8,576.8	$(38.0)	$8,538.8
Net premiums written	5,387.4	1,762.0	7,149.4	—	7,149.4	—	7,149.4

Net premiums earned	5,477.1	1,620.6	7,097.7	—	7,097.7	—	7,097.7
Net loss and LAE:
Current year (excluding catastrophe losses)	3,496.1	851.7	4,347.8	—	4,347.8	—	4,347.8
Current year catastrophe losses	545.1	191.7	736.8	—	736.8	—	736.8
Prior years	(249.6)	(0.1)	(249.7)	—	(249.7)	—	(249.7)
Total net loss and LAE	3,791.6	1,043.3	4,834.9	—	4,834.9	—	4,834.9
Commissions, brokerage and other underwriting expenses	1,656.7	410.8	2,067.5	—	2,067.5	—	2,067.5
Underwriting profit(1)	$28.8	$166.5	195.3	—	195.3	—	195.3
Net investment income			509.0	(0.2)	508.8	31.6	540.4
Change in the fair value of equity securities			457.1	—	457.1	49.7	506.8
Net realized capital gains			57.6	7.6	65.2	2.2	67.4
Change in allowance for credit losses on available for sale securities			2.0	—	2.0	0.1	2.1
Product and service revenues			39.3	3,736.4	3,775.7	14.0	3,789.7
Other operating expenses			88.9	3,387.8	3,476.7	2.9	3,479.6
Corporate administration			(0.1)	—	(0.1)	57.3	57.2
Amortization of intangible assets			1.8	48.1	49.9	—	49.9
Interest expense			26.9	16.2	43.1	59.2	102.3
Earnings (losses) before income taxes			$1,142.8	$291.7	$1,434.5	$(21.8)	$1,412.7

Loss ratio(3):
Current year (excluding catastrophe losses)	63.7%	52.6%	61.2%
Current year catastrophe losses	10.0%	11.8%	10.4%
Prior years	(4.5%)	(—%)	(3.5%)
Total net loss and LAE	69.2%	64.4%	68.1%
Expense ratio(4)	30.2%	25.4%	29.1%
Combined ratio(5)	99.4%	89.8%	97.2%

	Segments
Year Ended December 31, 2020	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
				($ in millions)
Gross premiums written	$5,237.3	$2,125.7	$7,363.0	$—	$7,363.0	$(33.6)	$7,329.4
Net premiums written	4,845.0	1,499.4	6,344.4	—	6,344.4	—	6,344.4

Net premiums earned	4,644.7	1,355.5	6,000.2	—	6,000.2	—	6,000.2
Net loss and LAE:
Current year (excluding catastrophe losses)	3,027.8	730.6	3,758.4	—	3,758.4	—	3,758.4
Current year catastrophe losses(2)	566.0	235.5	801.5	—	801.5	—	801.5
Prior years	(206.9)	(13.9)	(220.8)	—	(220.8)	—	(220.8)
Total net loss and LAE	3,386.9	952.2	4,339.1	—	4,339.1	—	4,339.1
Commissions, brokerage and other underwriting expenses	1,425.0	364.8	1,789.8	—	1,789.8	—	1,789.8
Underwriting (loss) profit(1)	$(167.2)	$38.5	(128.7)	—	(128.7)	—	(128.7)
Net investment income			465.7	1.9	467.6	23.3	490.9
Change in the fair value of equity securities			(55.8)	—	(55.8)	(54.7)	(110.5)
Net realized capital gains			37.1	35.5	72.6	(69.5)	3.1
Change in allowance for credit losses on available for sale securities			(8.0)	—	(8.0)	—	(8.0)

Product and service revenues			34.9	2,477.5	2,512.4	8.7	2,521.1
Other operating expenses			103.6	2,310.0	2,413.6	15.7	2,429.3
Corporate administration			(0.3)	—	(0.3)	48.9	48.6
Amortization of intangible assets			0.8	43.4	44.2	—	44.2
Interest expense			27.0	15.5	42.5	45.7	88.2
Earnings (losses) before income taxes			$214.1	$146.0	$360.1	$(202.5)	$157.6

Loss ratio(3):
Current year (excluding catastrophe losses)	65.2%	53.9%	62.6%
Current year catastrophe losses	12.2%	17.4%	13.4%
Prior years	(4.5%)	(1.0%)	(3.7%)
Total net loss and LAE	72.9%	70.3%	72.3%
Expense ratio(4)	30.7%	26.9%	29.8%
Combined ratio(5)	103.6%	97.2%	102.1%

	Segments
Year Ended December 31, 2019	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
				($ in millions)
Gross premiums written	$4,945.7	$1,738.4	$6,684.1	$—	$6,684.1	$(27.7)	$6,656.4
Net premiums written	4,495.0	1,256.7	5,751.7	—	5,751.7	—	5,751.7

Net premiums earned	4,327.0	1,151.1	5,478.1	—	5,478.1	—	5,478.1
Net loss and LAE:
Current year (excluding catastrophe losses)	2,856.3	615.1	3,471.4	—	3,471.4	—	3,471.4
Current year catastrophe losses	300.6	99.1	399.7	—	399.7	—	399.7
Prior years	(195.8)	11.1	(184.7)	—	(184.7)	—	(184.7)
Total net loss and LAE	2,961.1	725.3	3,686.4	—	3,686.4	—	3,686.4
Commissions, brokerage and other underwriting expenses	1,406.8	351.9	1,758.7	—	1,758.7	—	1,758.7
Underwriting (loss) profit(1)	$(40.9)	$73.9	33.0	—	33.0	—	33.0
Net investment income			533.2	6.3	539.5	10.7	550.2
Change in the fair value of equity securities			705.8	—	705.8	3.9	709.7
Net realized capital gains			6.0	1.0	7.0	(13.5)	(6.5)
Change in allowance for credit losses on available for sale securities			(19.7)	—	(19.7)	—	(19.7)
Product and service revenues			27.0	2,289.3	2,316.3	12.5	2,328.8
Other operating expenses			103.1	2,132.9	2,236.0	27.3	2,263.3
Corporate administration			4.1	—	4.1	70.7	74.8
Amortization of intangible assets			1.3	32.5	33.8	—	33.8
Interest expense			27.1	20.1	47.2	52.8	100.0
Earnings (losses) before income taxes			$1,149.7	$111.1	$1,260.8	$(137.2)	$1,123.6

Loss ratio(3):
Current year (excluding catastrophe losses)	66.0%	53.4%	63.4%
Current year catastrophe losses	6.9%	8.6%	7.3%
Prior years	(4.5%)	1.0%	(3.4%)
Total net loss and LAE	68.4%	63.0%	67.3%
Expense ratio(4)	32.5%	30.6%	32.1%
Combined ratio(5)	100.9%	93.6%	99.4%

(1)
Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, product and service revenues, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional information on the presentation of our results of operations.
(2)
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

Comparison of 2021, 2020 and 2019

Premiums. The following table presents our consolidated premiums:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Premiums written:
Gross premiums written	$8,538.8	$7,329.4	$6,656.4	16.5%	10.1%
Net premiums written	7,149.4	6,344.4	5,751.7	12.7%	10.3%
Net premiums earned	7,097.7	6,000.2	5,478.1	18.3%	9.5%

2021 vs 2020. The increase in gross premiums written in 2021 from 2020 is attributable to growth at our reinsurance and insurance segments. The increase at our reinsurance segment primarily reflects improving rates overall and growth in various U.S. professional liability and agricultural lines of business and, to a lesser extent, the impact of changes in foreign exchange rates, partially offset by lower gross premiums written from a certain large whole account quota share treaty, or the “Quota Share Treaty.” Gross premiums written from the Quota Share Treaty were $496.2 million in 2021 compared with $676.7 million in 2020, reflecting return premiums as a result of TransRe's decision to not renew the Quota Share Treaty as of December 31, 2021, partially offset by a recent business acquisition by the cedant. The increase in insurance segment gross premiums written in 2021 from 2020 primarily reflects growth in most of RSUI’s lines of business due to increases in business opportunities, higher rates and improved general market conditions.

The increase in net premiums earned in 2021 from 2020 reflects growth in reinsurance and insurance segment gross premiums written in recent quarters, partially offset by higher ceded premiums earned. TransRe's decision to not renew the Quota Share Treaty did not impact net premiums earned in 2021 but will in 2022.

2020 vs 2019. The increase in gross premiums written in 2020 from 2019 is attributable to growth at our reinsurance segment as well as our insurance segment, primarily at RSUI. The increase at our reinsurance segment primarily reflects generally improving rates overall, growth in various traditional casualty and other professional liability lines of business in the U.S. and, to a lesser extent, the impact of changes in foreign exchange rates. The increase in gross premiums written in 2020 was partially offset by a decrease in automobile-related business in the U.S. arising from rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide. Gross premiums written from the Quota Share Treaty were $676.7 million in 2020 compared with $691.4 million in 2019, reflecting a decrease in casualty & specialty premiums. The increase in gross premiums written in 2020 from 2019 at RSUI primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, umbrella/excess and directors’ and officers’ liability lines of business.

The increase in net premiums earned in 2020 from 2019 reflects growth in reinsurance and insurance segment gross premiums written in recent quarters.

A detailed comparison of premiums by segment for 2021, 2020 and 2019 is contained starting on pages 77 and 83.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$4,347.8	$3,758.4	$3,471.4	15.7%	8.3%
Current year catastrophe losses	736.8	801.5	399.7	(8.1%)	100.5%
Prior years	(249.7)	(220.8)	(184.7)	13.1%	19.5%
Total net loss and LAE	$4,834.9	$4,339.1	$3,686.4	11.4%	17.7%

Loss ratio:
Current year (excluding catastrophe losses)	61.2%	62.6%	63.4%
Current year catastrophe losses	10.4%	13.4%	7.3%
Prior years	(3.5%)	(3.7%)	(3.4%)
Total net loss and LAE	68.1%	72.3%	67.3%

2021 vs 2020. The increase in net loss and LAE in 2021 from 2020 primarily reflects the impact of increases in net premiums earned as discussed above, partially offset by a lower overall loss ratio excluding catastrophe losses, lower catastrophe losses, and higher favorable prior accident year loss reserve development.

Catastrophe losses in 2021 were $736.8 million, which included losses from Hurricane Ida, the Winter Storms, the European Floods and the Midwest Tornadoes, compared with $801.5 million in 2020, comprised of $415.2 million related to the

Pandemic and $386.3 million related to other catastrophes, which included losses from Hurricane Laura, Hurricane Sally and Puerto Rico earthquakes.

2020 vs 2019. The increase in net loss and LAE in 2020 from 2019 primarily reflects Pandemic-related catastrophe losses and, to a lesser extent, the impact of higher net premiums earned. Catastrophe losses in 2019 of $399.7 million include losses from Typhoon Hagibis, Typhoon Faxai, civil unrest in Chile and Hurricane Dorian.

A detailed comparison of net loss and LAE by segment for 2021, 2020 and 2019 is contained starting on pages 78 and 84.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Commissions, brokerage and other underwriting expenses	$2,067.5	$1,789.8	$1,758.7	15.5%	1.8%

Expense ratio	29.1%	29.8%	32.1%

2021 vs 2020. The increase in commissions, brokerage and other underwriting expenses in 2021 from 2020 primarily reflects the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation accruals, partially offset by lower overall commission rates.

2020 vs 2019. The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower short-term incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for 2021, 2020 and 2019 is contained starting on pages 80 and 86.

Underwriting profit. The following table presents our consolidated underwriting profit (loss):

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Underwriting profit (loss)	$195.3	$(128.7)	$33.0	(251.7%)	(490.0%)

Combined ratio	97.2%	102.1%	99.4%

2021 vs 2020. The underwriting profit in 2021 compared with the underwriting loss in 2020 primarily reflects the impact of an increase in net premiums earned, a lower overall loss ratio excluding catastrophe losses, lower catastrophe losses, a lower expense ratio and higher favorable prior year loss reserve development, all as discussed above.

2020 vs 2019. The underwriting loss in 2020 compared to the underwriting profit in 2019 primarily reflects Pandemic-related catastrophe losses at TransRe and, to a lesser extent, RSUI, all as discussed above.

A detailed comparison of underwriting profit by segment for 2021, 2020 and 2019 is contained starting on pages 81 and 86.

Investment results. The following table presents our consolidated investment results:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Net investment income	$540.4	$490.9	$550.2	10.1%	(10.8%)
Change in the fair value of equity securities	506.8	(110.5)	709.7	(558.6%)	(115.6%)
Net realized capital gains	67.4	3.1	(6.5)	2,074.2%	(147.7%)
Change in allowance for credit losses on available for sale securities	2.1	(8.0)	(19.7)	(126.3%)	(59.4%)

2021 vs 2020. The increase in net investment income in 2021 from 2020 primarily reflects higher dividend and partnership income, partially offset by lower interest income. The increase in dividend income reflects an increased allocation to higher-yielding stocks and, to a lesser extent, a large special dividend received from a mutual fund. The increase in partnership income reflects appreciation in a certain investment partnership, partially offset by losses in certain partnerships with catastrophe loss exposure. The decrease in interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities.

The change in the fair value of equity securities in 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the healthcare, materials, financial, industrials and technology sectors. The change in the fair value of equity securities in 2020 reflects depreciation in the value of our equity securities portfolio due primarily to the impact of the Pandemic and related economic and financial market disruptions in the spring of 2020, net of a subsequent appreciation on a smaller portfolio from the improved conditions. To a lesser extent, the change in the fair value of equity securities in 2020 reflects depreciation from our holdings in the materials sector.

Net realized capital gains in 2021 primarily reflect realized gains on our debt securities portfolio and, to a lesser extent, realized gains at Alleghany Capital. Net realized capital gains in 2020 primarily reflect realized gains at Alleghany Capital and realized gains on our debt securities portfolio, partially offset by realized losses from corporate activities due primarily to impairment charges from write-downs of SORC oil field assets, prior to SORC’s December 31, 2020 sale. See Note 4(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our net realized capital gains and losses.

The changes in allowance for credit losses on available-for-sale “AFS” securities in 2021 reflect $2.1 million of reductions of credit losses on AFS securities, primarily from debt security sales. The change in allowance for credit losses on AFS securities in 2020 reflects $8.0 million of unrealized losses on debt securities, primarily related to the energy sector and lower-quality corporate bonds in other sectors due to a significant decline in their fair value relative to their amortized cost in the spring of 2020, net of a subsequent reduction of the allowance for credit losses on AFS securities arising from the improved bond market conditions and bond sales later in 2020.

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

Net realized capital gains in 2020 primarily reflect realized gains at Alleghany Capital and realized gains on our debt securities portfolio, partially offset by realized losses from corporate activities due primarily to impairment charges from write-downs of SORC oil field assets, prior to SORC’s December 31, 2020 sale.

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

A detailed comparison of investment results for 2021, 2020 and 2019 is contained starting on pages 87, 90 and 91.

Product and service revenues and expenses. The following table presents our consolidated product and service revenues and expenses:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Product and service revenues	$3,789.7	$2,521.1	$2,328.8	50.3%	8.3%

Other operating expenses	3,479.6	2,429.3	2,263.3	43.2%	7.3%
Corporate administration	57.2	48.6	74.8	17.7%	(35.0%)
Amortization of intangible assets	49.9	44.2	33.8	12.9%	30.8%
Interest expense	102.3	88.2	100.0	16.0%	(11.8%)

Product and service revenues and Other operating expenses. Product and service revenues and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also include the long-term incentive compensation of our reinsurance and insurance segments, which totaled $74.2 million, $79.1 million and $85.9 million in 2021, 2020 and 2019, respectively. The decrease in other operating expenses in 2021 from 2020 primarily reflects the reduction in expected payouts arising from the departure of the former TransRe chief executive officer in the second quarter of 2021, partially offset by an increase in expected payouts due to improved underwriting and investment results, as discussed above. The decrease in long-term incentive compensation accruals at our reinsurance and insurance segments in 2020 from 2019 primarily reflects the impact on expected payouts from poor underwriting results and significant depreciation in the value of our equity portfolio compared with 2019, all as discussed above. See Note 14 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on long-term incentive compensation plans.

Other operating expenses in 2021 also include a $10.2 million reduction in profit commissions receivable arising from a deterioration in the creditworthiness of a certain TransRe counterparty.

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

The increase in product and service revenues and other operating expenses in 2021 from 2020 primarily reflects higher revenue at Jazwares, IPS including the impact of its October 14, 2021 acquisition of Linesight and W&W|AFCO Steel, as well as the impact of Piedmont's May 10, 2021 and Wilbert’s April 1, 2020 inclusion in our consolidated results. The increase in other operating expenses in 2021 from 2020 also reflects increases in long-term incentive compensation accruals at Alleghany Capital’s corporate operations, partially offset by decreases in long-term incentive compensation accruals at our reinsurance and insurance segments, as discussed above, and the cost of Pandemic-related customer site closures and additional safety measures in 2020.

The increases in product and service revenues and other operating expenses in 2020 from 2019 primarily reflect the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above, and higher sales at Jazwares, primarily from recent acquisitions, partially offset by lower revenues and related costs at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy and Pandemic-related project delays and site closures at Kentucky Trailer, W&W|AFCO Steel and IPS. The increase in other operating expenses in 2020 also reflects the cost of Pandemic-related customer site closures and additional safety measures, partially offset by lower long-term incentive compensation accruals at the Alleghany Capital level, as well at our reinsurance and insurance segments, as discussed above.

Corporate administration. The increase in corporate administration expense in 2021 from 2020 reflects higher Alleghany parent company long-term incentive compensation accruals due primarily to the impact of an appreciation of Alleghany stock price and higher consolidated net earnings attributable to Alleghany stockholders, as discussed below, partially offset by the $13.6 million pre-tax impact of the termination and December 2020 payout of the Alleghany parent-level executive retirement plan, or the “2020 Retirement Plan Termination Expense” (see Note 15(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information).

The decrease in corporate administration expense in 2020 from 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impact of depreciation of Alleghany stock price and lower consolidated net earnings attributable to Alleghany stockholders, as discussed below. The decrease was partially offset by the 2020 Retirement Plan Termination Expense.

Amortization of intangible assets. The increases in amortization expense in 2021 from 2020 and in 2020 from 2019 primarily reflect the impact of recent acquisitions by Alleghany Capital and its subsidiaries, as further discussed below.

Interest expense. The increase in interest expense in 2021 from 2020 primarily reflects our issuance of certain senior notes on August 13, 2021 and May 18, 2020.

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

A detailed comparison of product and service revenues and expenses for 2021, 2020 and 2019 is contained on pages 90 through 91.

Income taxes. The following table presents our consolidated income tax expense:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Income taxes	$281.9	$30.7	$233.4	818.2%	(86.8%)

Effective tax rate	20.0%	19.5%	20.8%

2021 vs 2020. The increase in income tax expense in 2021 from 2020 primarily reflects higher earnings before income taxes, as further discussed below, and to a lesser extent, a higher effective tax rate. The higher effective tax rate in 2021 primarily reflects higher earnings before income taxes and the resulting decrease from the impact of permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis.

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

Net earnings. The following table presents our consolidated earnings:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Earnings before income taxes	$1,412.7	$157.6	$1,123.6	796.4%	(86.0%)
Net earnings attributable to noncontrolling interests	95.9	25.1	32.4	281.6%	(22.5%)
Net earnings attributable to Alleghany stockholders	1,034.9	101.8	857.8	916.9%	(88.1%)

2021 vs 2020. The increases in earnings before income taxes and net earnings attributable to Alleghany stockholders in 2021 from 2020 primarily reflect the impact of appreciation in the value of our equity securities portfolio compared with depreciation in 2020 and, to a lesser extent, an underwriting profit in 2021 compared with a Pandemic-driven underwriting loss in 2020 and significantly improved results at Alleghany Capital, all as discussed above.

The increase in net earnings attributable to noncontrolling interests in 2021 from 2020 reflects significantly higher earnings at Alleghany Capital subsidiaries with noncontrolling interests and higher accretion of redeemable noncontrolling interests resulting from increased estimated future redemption values.

The significantly higher earnings at Alleghany Capital in 2021 from 2020 were due to subsidiaries' higher revenues and improved margins, particularly at Jazwares, W&W|AFCO Steel and IPS, reflecting higher backlogs, strong execution and the reduced impact of Pandemic-related customer site closures and additional safety measures, which negatively impacted margins in 2020.

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

Reinsurance Segment Underwriting Results

The reinsurance segment is composed of TransRe’s property and casualty & specialty lines of business. TransRe also writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of this Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Year Ended December 31, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,975.2	$4,058.8	$6,034.0
Net premiums written	1,550.4	3,837.0	5,387.4

Net premiums earned	1,708.8	3,768.3	5,477.1
Net loss and LAE:
Current year (excluding catastrophe losses)	943.7	2,552.4	3,496.1
Current year catastrophe losses	524.3	20.8	545.1
Prior years	(23.8)	(225.8)	(249.6)
Total net loss and LAE	1,444.2	2,347.4	3,791.6
Commissions, brokerage and other underwriting expenses	480.1	1,176.6	1,656.7
Underwriting (loss) profit(2)	$(215.5)	$244.3	$28.8

Loss ratio(3):
Current year (excluding catastrophe losses)	55.2%	67.7%	63.7%
Current year catastrophe losses	30.7%	0.6%	10.0%
Prior years	(1.4%)	(6.0%)	(4.5%)
Total net loss and LAE	84.5%	62.3%	69.2%
Expense ratio(4)	28.1%	31.2%	30.2%
Combined ratio(5)	112.6%	93.5%	99.4%

Year Ended December 31, 2020	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,761.7	$3,475.6	$5,237.3
Net premiums written	1,439.6	3,405.4	4,845.0

Net premiums earned	1,379.7	3,265.0	4,644.7
Net loss and LAE:
Current year (excluding catastrophe losses)	756.8	2,271.0	3,027.8
Current year catastrophe losses	450.7	115.3	566.0
Prior years	(76.9)	(130.0)	(206.9)
Total net loss and LAE	1,130.6	2,256.3	3,386.9
Commissions, brokerage and other underwriting expenses	424.2	1,000.8	1,425.0
Underwriting (loss) profit(2)	$(175.1)	$7.9	$(167.2)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.9%	69.6%	65.2%
Current year catastrophe losses	32.7%	3.5%	12.2%
Prior years	(5.6%)	(4.0%)	(4.5%)
Total net loss and LAE	82.0%	69.1%	72.9%
Expense ratio(4)	30.7%	30.7%	30.7%
Combined ratio(5)	112.7%	99.8%	103.6%

Year Ended December 31, 2019	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,700.3	$3,245.4	$4,945.7
Net premiums written	1,328.8	3,166.2	4,495.0

Net premiums earned	1,280.1	3,046.9	4,327.0
Net loss and LAE:
Current year (excluding catastrophe losses)	695.6	2,160.7	2,856.3
Current year catastrophe losses	293.2	7.4	300.6
Prior years	(46.2)	(149.6)	(195.8)
Total net loss and LAE	942.6	2,018.5	2,961.1
Commissions, brokerage and other underwriting expenses	424.2	982.6	1,406.8
Underwriting (loss) profit(2)	$(86.7)	$45.8	$(40.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	54.3%	70.9%	66.0%
Current year catastrophe losses	22.9%	0.2%	6.9%
Prior years	(3.6%)	(4.9%)	(4.5%)
Total net loss and LAE	73.6%	66.2%	68.4%
Expense ratio(4)	33.1%	32.2%	32.5%
Combined ratio(5)	106.7%	98.4%	100.9%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Property
Premiums written:
Gross premiums written	$1,975.2	$1,761.7	$1,700.3	12.1%	3.6%
Net premiums written	1,550.4	1,439.6	1,328.8	7.7%	8.3%
Net premiums earned	1,708.8	1,379.7	1,280.1	23.9%	7.8%

Casualty & specialty
Premiums written:
Gross premiums written	$4,058.8	$3,475.6	$3,245.4	16.8%	7.1%
Net premiums written	3,837.0	3,405.4	3,166.2	12.7%	7.6%
Net premiums earned	3,768.3	3,265.0	3,046.9	15.4%	7.2%

Total
Premiums written:
Gross premiums written	$6,034.0	$5,237.3	$4,945.7	15.2%	5.9%
Net premiums written	5,387.4	4,845.0	4,495.0	11.2%	7.8%
Net premiums earned	5,477.1	4,644.7	4,327.0	17.9%	7.3%
Property. The increase in gross premiums written in 2021 from 2020 primarily reflects generally improving rates, growth in the agricultural lines of business and higher reinstatement premiums and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by lower gross premiums written from the Quota Share Treaty. Gross premiums written from the Quota Share Treaty were $171.5 million in 2021 compared with $280.6 million in 2020, reflecting return premiums as a result of TransRe's decision to not renew the Quota Share Treaty as of December 31, 2021, partially offset by a recent business acquisition by the cedant. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased 11.2 percent in 2021 from 2020.

The increase in net premiums earned in 2021 from 2020 primarily reflects the impact of higher gross premiums written and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned from expanded retrocessional coverage. TransRe's decision to not renew the Quota Share Treaty did not impact net premiums earned in 2021 but will in 2022. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 22.8 percent in 2021 from 2020.

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

Casualty & specialty. The increase in gross premiums written in 2021 from 2020 primarily reflects improving rates overall and growth in various professional liability lines of business in the U.S. and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by lower gross premiums written from the Quota Share Treaty. Gross premiums written from the Quota Share Treaty were $324.7 million in 2021 compared with $396.1 million in 2020, reflecting return premiums as a result of TransRe's decision to not renew the Quota Share Treaty as of December 31, 2021, partially offset by a recent business acquisition by the cedant. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 16.0 percent in 2021 from 2020.

The increase in net premiums earned in 2021 from 2020 primarily reflects the impact of higher gross premiums written in recent quarters and, to a lesser extent, the impact of changes in foreign currency exchange rates, partially offset by higher ceded premiums earned from expanded retrocessional coverage. TransRe's decision to not renew the Quota Share did not impact net premiums earned in 2021 but will in 2022. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 14.6 percent in 2021 from 2020.

The increase in gross premiums written in 2020 from 2019 primarily reflects generally improving rates overall and growth in the various traditional casualty and other professional liability lines of business in the U.S. and, to a lesser extent, changes in foreign currency exchange rates, partially offset by decreases in automobile-related business in the U.S. arising from rebates at our cedants in reaction to a Pandemic-driven reduction in personal and commercial automobile usage worldwide. Gross premiums written related to the Quota Share Treaty were $396.1 million and $414.5 million in 2020 and 2019, respectively, primarily reflecting a decrease in the automobile-related business. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 6.8 percent in 2020 from 2019.

The increase in net premiums earned in 2020 from 2019 primarily reflects the impact of higher gross premiums written in recent quarters and, to a lesser extent, the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 6.8 percent in 2020 from 2019.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$943.7	$756.8	$695.6	24.7%	8.8%
Current year catastrophe losses	524.3	450.7	293.2	16.3%	53.7%
Prior years	(23.8)	(76.9)	(46.2)	(69.1%)	66.5%
Total net loss and LAE	$1,444.2	$1,130.6	$942.6	27.7%	19.9%

Loss ratio:
Current year (excluding catastrophe losses)	55.2%	54.9%	54.3%
Current year catastrophe losses	30.7%	32.7%	22.9%
Prior years	(1.4%)	(5.6%)	(3.6%)
Total net loss and LAE	84.5%	82.0%	73.6%

Casualty & specialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$2,552.4	$2,271.0	$2,160.7	12.4%	5.1%
Current year catastrophe losses	20.8	115.3	7.4	(82.0%)	1,458.1%
Prior years	(225.8)	(130.0)	(149.6)	73.7%	(13.1%)
Total net loss and LAE	$2,347.4	$2,256.3	$2,018.5	4.0%	11.8%

Loss ratio:
Current year (excluding catastrophe losses)	67.7%	69.6%	70.9%
Current year catastrophe losses	0.6%	3.5%	0.2%
Prior years	(6.0%)	(4.0%)	(4.9%)
Total net loss and LAE	62.3%	69.1%	66.2%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$3,496.1	$3,027.8	$2,856.3	15.5%	6.0%
Current year catastrophe losses	545.1	566.0	300.6	(3.7%)	88.3%
Prior years	(249.6)	(206.9)	(195.8)	20.6%	5.7%
Total net loss and LAE	$3,791.6	$3,386.9	$2,961.1	11.9%	14.4%

Loss ratio:
Current year (excluding catastrophe losses)	63.7%	65.2%	66.0%
Current year catastrophe losses	10.0%	12.2%	6.9%
Prior years	(4.5%)	(4.5%)	(4.5%)
Total net loss and LAE	69.2%	72.9%	68.4%

Property. The increase in net loss and LAE in 2021 from 2020 primarily reflects the impact of higher net premiums earned, higher catastrophe losses and unfavorable prior accident year loss reserve development on Pandemic losses in 2021.

Catastrophe losses in 2021 include $215.0 million from Hurricane Ida, $137.7 million from the Winter Storms, $116.1 million from the European Floods, $41.0 million from severe weather in Europe and Asia and $14.5 million from the Midwest Tornadoes.

Catastrophe losses in 2020 include $286.4 million of Pandemic-related catastrophe losses, as discussed above, as well as $59.9 million related to Hurricane Laura, $21.6 million related to Hurricane Sally and $19.0 million related to earthquakes in Puerto Rico. Weather-related catastrophe losses in 2020 also include: (i) $63.8 million of losses from typhoons and flooding in

Asia; (ii) a derecho in August 2020, which caused widespread property and crop damage, primarily in Iowa; (iii) a hailstorm in Alberta, Canada; (iv) Hurricane Delta; (v) Hurricane Eta; and (vi) Hurricane Zeta.

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

Net loss and LAE in 2021, 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2021		2020		2019
	($ in millions)
Catastrophe events (excluding Pandemic)	$(35.5)	(1)	$(43.3)	(2)	$(6.8)	(3)
Pandemic	62.6		-		-
Non-catastrophe	(50.9)	(4)	(33.6)	(5)	(39.4)	(6)
Total	$(23.8)		$(76.9)		$(46.2)

(1)
Primarily reflects favorable prior accident year loss reserve development related to catastrophic events in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricanes Laura and Sally in the 2020 accident year.
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

The favorable prior accident year loss reserve development in 2021, 2020 and 2019 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2021.

Casualty & specialty. The increase in net loss and LAE in 2021 from 2020 primarily reflects the impact of higher net premiums earned, partially offset by significant Pandemic losses incurred in 2020 and favorable prior accident year loss reserve development on Pandemic losses in 2021.

Catastrophe losses in 2021 include $13.0 million from Hurricane Ida, $4.0 million from the Winter Storms, $2.5 million from the Midwest Tornadoes, $1.1 million from the European Floods and $0.2 million from severe weather in Asia. Pandemic-related catastrophe losses total $105.4 million in 2020. Catastrophe losses in 2020 also include $3.7 million from Hurricane Laura, $1.1 million from Hurricane Sally and $5.1 million from other catastrophes.

The increase in net loss and LAE in 2020 from 2019 primarily reflects higher catastrophe losses and, to a lesser extent, the impact of higher net premiums earned. Catastrophe losses in 2019 generally related to the marine and nontraditional lines of business. Catastrophe losses in 2019 include $3.6 million from Typhoon Hagibis, $2.9 million from Hurricane Dorian and $0.9 million from other catastrophes.

Net loss and LAE in 2021, 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2021		2020		2019
	($ in millions)
Catastrophe events (excluding Pandemic)	$(0.4)		$(5.9)		$(4.4)
Pandemic	(48.9)		—		—
Other	(176.5)	(1)	(124.1)	(2)	(145.2)	(3)
Total	$(225.8)		$(130.0)		$(149.6)

(1)
Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2020 accident year and in both the longer- and shorter-tailed lines of business in the 2015 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 to 2018 accident years.
(2)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2014 and earlier accident years and in the shorter-tailed lines of business in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 to 2018 accident years.
(3)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed casualty lines of business in the 2014 and earlier accident years and, to a lesser extent, shorter-tailed lines of business in the 2014 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the marine and aviation lines of business in the 2018 accident year.

The favorable prior accident year loss reserve development in 2021, 2020 and 2019 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2021 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in 2021.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$480.1	$424.2	$424.2	13.2%	(—%)

Expense ratio	28.1%	30.7%	33.1%

Casualty & specialty
Commissions, brokerage and other underwriting expenses	$1,176.6	$1,000.8	$982.6	17.6%	1.9%

Expense ratio	31.2%	30.7%	32.2%

Total
Commissions, brokerage and other underwriting expenses	$1,656.7	$1,425.0	$1,406.8	16.3%	1.3%

Expense ratio	30.2%	30.7%	32.5%

Property. The increase in commissions, brokerage and other underwriting expenses in 2021 from 2020 primarily reflects the impact of higher net premiums earned, as discussed above, and higher annual incentive accruals, partially offset by lower commission rates impacted in part by higher reinstatement premiums in 2021, as discussed above.

Commissions, brokerage and other underwriting expenses in 2020 approximated those from 2019, primarily reflecting lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs offset by the impact of higher net premiums earned, as discussed above.

Casualty & specialty. The increase in commissions, brokerage and other underwriting expenses in 2021 from 2020 primarily reflects the impact of higher net premiums earned, as discussed above, and higher annual incentive compensation accruals.

The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates, lower annual incentive compensation accruals and a Pandemic-driven reduction in travel and entertainment costs.

Reinsurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the reinsurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Property
Underwriting (loss)	$(215.5)	$(175.1)	$(86.7)	23.1%	102.0%

Combined ratio	112.6%	112.7%	106.7%

Casualty & specialty
Underwriting profit	$244.3	$7.9	$45.8	2,992.4%	(82.8%)

Combined ratio	93.5%	99.8%	98.4%

Total
Underwriting profit (loss)	$28.8	$(167.2)	$(40.9)	(117.2%)	308.8%

Combined ratio	99.4%	103.6%	100.9%

Property. The increase in underwriting loss in 2021 from 2020, primarily reflects higher catastrophe losses and, to a lesser extent, unfavorable prior accident year loss reserve development related to the Pandemic in 2021, all as discussed above.

The increase in underwriting loss in 2020 from 2019 primarily reflects significantly higher catastrophe losses, which include losses related to the Pandemic, as discussed above.

Casualty & specialty. The increase in underwriting profit in 2021 from 2020 primarily reflects casualty-related Pandemic catastrophe losses in 2020 and favorable prior accident year loss reserve development on Pandemic losses in 2021 and, to a lesser extent, the impact of higher net premiums earned, all as discussed above.

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

The following tables present the underwriting results of the insurance segment:

Year Ended December 31, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$2,067.6	$475.2	$2,542.8
Net premiums written	1,354.7	407.3	1,762.0

Net premiums earned	1,230.7	389.9	1,620.6
Net loss and LAE:
Current year (excluding catastrophe losses)	622.1	229.6	851.7
Current year catastrophe losses	189.5	2.2	191.7
Prior years	(6.1)	6.0	(0.1)
Total net loss and LAE	805.5	237.8	1,043.3
Commissions, brokerage and other underwriting expenses	261.1	149.7	410.8
Underwriting profit(1)	$164.1	$2.4	$166.5

Loss ratio(2):
Current year (excluding catastrophe losses)	50.6%	58.9%	52.6%
Current year catastrophe losses	15.4%	0.6%	11.8%
Prior years	(0.5%)	1.5%	(—%)
Total net loss and LAE	65.5%	61.0%	64.4%
Expense ratio(3)	21.2%	38.4%	25.4%
Combined ratio(4)	86.7%	99.4%	89.8%

Year Ended December 31, 2020	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,714.4	$411.3	$2,125.7
Net premiums written	1,124.8	374.6	1,499.4

Net premiums earned	1,008.8	346.7	1,355.5
Net loss and LAE:
Current year (excluding catastrophe losses)	520.8	209.8	730.6
Current year catastrophe losses	230.4	5.1	235.5
Prior years	(12.8)	(1.1)	(13.9)
Total net loss and LAE	738.4	213.8	952.2
Commissions, brokerage and other underwriting expenses	226.1	138.7	364.8
Underwriting profit (loss)(1)	$44.3	$(5.8)	$38.5

Loss ratio(2):
Current year (excluding catastrophe losses)	51.7%	60.5%	53.9%
Current year catastrophe losses	22.8%	1.5%	17.4%
Prior years	(1.3%)	(0.3%)	(1.0%)
Total net loss and LAE	73.2%	61.7%	70.3%
Expense ratio(3)	22.4%	40.0%	26.9%
Combined ratio(4)	95.6%	101.7%	97.2%

Year Ended December 31, 2019	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,366.6	$371.8	$1,738.4
Net premiums written	912.0	344.7	1,256.7

Net premiums earned	824.2	326.9	1,151.1
Net loss and LAE:
Current year (excluding catastrophe losses)	425.2	189.9	615.1
Current year catastrophe losses	96.0	3.1	99.1
Prior years	(17.5)	28.6	11.1
Total net loss and LAE	503.7	221.6	725.3
Commissions, brokerage and other underwriting expenses	219.2	132.7	351.9
Underwriting profit (loss)(1)	$101.3	$(27.4)	$73.9

Loss ratio(2):
Current year (excluding catastrophe losses)	51.6%	58.2%	53.4%
Current year catastrophe losses	11.6%	0.9%	8.6%
Prior years	(2.1%)	8.7%	1.0%
Total net loss and LAE	61.1%	67.8%	63.0%
Expense ratio(3)	26.6%	40.6%	30.6%
Combined ratio(4)	87.7%	108.4%	93.6%

(1)
Underwriting profit represents net premiums earned less net loss and LAE and commissions, brokerage and other underwriting expenses, all as determined in accordance with GAAP, and does not include net investment income, change in the fair value of equity securities, net realized capital gains, change in allowance for credit losses on available for sale securities, product and service revenues, other operating expenses, corporate administration, amortization of intangible assets and interest expense. Underwriting profit is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional information on the presentation of our results of operations.
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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$2,067.6	$1,714.4	$1,366.6	20.6%	25.5%
Net premiums written	1,354.7	1,124.8	912.0	20.4%	23.3%
Net premiums earned	1,230.7	1,008.8	824.2	22.0%	22.4%

CapSpecialty
Premiums written:
Gross premiums written	$475.2	$411.3	$371.8	15.5%	10.6%
Net premiums written	407.3	374.6	344.7	8.7%	8.7%
Net premiums earned	389.9	346.7	326.9	12.5%	6.1%

Total
Premiums written:
Gross premiums written	$2,542.8	$2,125.7	$1,738.4	19.6%	22.3%
Net premiums written	1,762.0	1,499.4	1,256.7	17.5%	19.3%
Net premiums earned	1,620.6	1,355.5	1,151.1	19.6%	17.8%

RSUI. The increase in gross premiums written in 2021 from 2020 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the directors’ and officers’ liability, property, professional liability and umbrella/excess lines of business.

The increase in gross premiums written in 2020 from 2019 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, directors’ and officers’ liability and umbrella/excess lines of business.

The increases in net premiums earned in 2021 from 2020 and in 2020 from 2019 primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily-reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in 2021 from 2020 primarily reflects growth in the professional liability and other specialty casualty lines of business and, to a lesser extent, growth in the surety lines of business, partially offset by a curtailment of certain unprofitable broker relationships and declines in property and healthcare lines of business. Growth in the professional liability and other specialty casualty lines of business reflects increases in business opportunities and higher rates.

The increase in net premiums earned in 2021 from 2020 primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned from higher reinsurance costs.

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

The increase in net premiums earned in 2020 from 2019 primarily reflects increases in gross premiums written in recent quarters.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$622.1	$520.8	$425.2	19.5%	22.5%
Current year catastrophe losses	189.5	230.4	96.0	(17.8%)	140.0%
Prior years	(6.1)	(12.8)	(17.5)	(52.3%)	(26.9%)
Total net loss and LAE	$805.5	$738.4	$503.7	9.1%	46.6%

Loss ratio:
Current year (excluding catastrophe losses)	50.6%	51.7%	51.6%
Current year catastrophe losses	15.4%	22.8%	11.6%
Prior years	(0.5%)	(1.3%)	(2.1%)
Total net loss and LAE	65.5%	73.2%	61.1%

CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$229.6	$209.8	$189.9	9.4%	10.5%
Current year catastrophe losses	2.2	5.1	3.1	(56.9%)	64.5%
Prior years	6.0	(1.1)	28.6	(645.5%)	(103.8%)
Total net loss and LAE	$237.8	$213.8	$221.6	11.2%	(3.5%)

Loss ratio:
Current year (excluding catastrophe losses)	58.9%	60.5%	58.2%
Current year catastrophe losses	0.6%	1.5%	0.9%
Prior years	1.5%	(0.3%)	8.7%
Total net loss and LAE	61.0%	61.7%	67.8%

Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$851.7	$730.6	$615.1	16.6%	18.8%
Current year catastrophe losses	191.7	235.5	99.1	(18.6%)	137.6%
Prior years	(0.1)	(13.9)	11.1	(99.3%)	(225.2%)
Total net loss and LAE	$1,043.3	$952.2	$725.3	9.6%	31.3%

Loss ratio:
Current year (excluding catastrophe losses)	52.6%	53.9%	53.4%
Current year catastrophe losses	11.8%	17.4%	8.6%
Prior years	(—%)	(1.0%)	1.0%
Total net loss and LAE	64.4%	70.3%	63.0%

RSUI. The increase in net loss and LAE in 2021 from 2020 primarily reflects the impact of higher net premiums earned and, to a lesser extent, lower favorable prior accident year loss reserve development, partially offset by lower catastrophe losses and a lower overall current year loss ratio excluding catastrophe losses.

Catastrophe losses in 2021 include $110.0 million from the Winter Storms, $40.7 million from Hurricane Ida, $8.0 million from the European Floods and $1.3 million from the Midwest Tornadoes. The remaining catastrophe losses in 2021 relate to severe weather and flooding in the Midwestern U.S. in the spring and summer of 2021 and, to a lesser extent, wildfires in California.

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

Net loss and LAE in 2021, 2020 and 2019 include unfavorable (favorable) prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2021		2020		2019
	($ in millions)
Casualty	$5.0	(1)	$1.8	(2)	$(16.3)	(3)
Property and other	(11.1)	(4)	(14.6)	(5)	(1.2)	(6)
Total	$(6.1)		$(12.8)		$(17.5)

(1)
Primarily reflects unfavorable prior accident year loss reserve development in in the directors' and officers' liability lines of business in the 2012 through 2014 accident years and, to a lesser extent, the general liability and binding authority lines of business in earlier accident years, partially offset by favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2015 accident years.
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
(4)
Primarily reflects favorable prior accident year loss reserve development related to losses not classified as catastrophes in recent accident years and, to a lesser extent, catastrophes in the 2017, 2018 and 2019 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.
(5)
Primarily reflects favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year, Hurricanes Florence and Michael in the 2018 accident year and Hurricanes Harvey and Maria in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development related to assumed property reinsurance lines of business from both catastrophe and non-catastrophe losses in the 2018 accident year.

The favorable prior accident year loss reserve development in 2021, 2020 and 2019 reflects favorable loss emergence compared with loss emergence patterns assumed in earlier periods. The favorable prior accident year loss reserve development in 2021 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in 2021.

CapSpecialty. The increase in net loss and LAE in 2021 from 2020 primarily reflects the impact of higher net premiums earned and unfavorable prior accident year loss reserve development in 2021 compared with favorable prior accident year loss reserve development in 2020, partially offset by a lower current year loss ratio excluding catastrophe losses and $3.1 million of Pandemic-related catastrophe losses incurred in 2020.

The decrease in net loss and LAE in 2020 from 2019 primarily reflects substantial unfavorable prior accident year loss reserve development in 2019, partially offset by the impact of higher net premiums earned in 2020, higher current accident year losses and $3.1 million of Pandemic-related catastrophe losses.

Net loss and LAE in 2021, 2020 and 2019 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Year Ended December 31,
	2021		2020		2019
	($ in millions)
Ongoing lines of business	$6.1	(1)	$(2.0)	(2)	$26.1	(3)
Terminated Program(4)	(0.1)		0.9		3.0
Asbestos-related illness and environmental impairment liability	—		—		(0.5)
Total	$6.0		$(1.1)		$28.6

(1)
Primarily reflects unfavorable prior accident year loss reserve development in the healthcare, construction liability and other casualty lines of business in the 2015 through 2017 accident years.
(2)
Primarily reflects favorable prior accident year development related to the surety lines of business from recent accident years.
(3)
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

The unfavorable prior accident year loss reserve development in 2021 reflects unfavorable loss emergence compared with loss emergence patterns assumed in earlier periods. The unfavorable prior accident year loss reserve development in 2021 did not impact the assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in 2021.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$261.1	$226.1	$219.2	15.5%	3.1%

Expense ratio	21.2%	22.4%	26.6%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$149.7	$138.7	$132.7	7.9%	4.5%

Expense ratio	38.4%	40.0%	40.6%

Total
Commissions, brokerage and other underwriting expenses	$410.8	$364.8	$351.9	12.6%	3.7%

Expense ratio	25.4%	26.9%	30.6%
RSUI. The increase in commissions, brokerage and other underwriting expenses in 2021 from 2020 primarily reflects the impact of higher net premiums earned, as discussed above and, to a lesser extent, higher short-term incentive compensation expense accruals, partially offset by lower overall commission rates.

The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower overall commission rates and a Pandemic-driven reduction in travel and entertainment costs.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in 2021 from 2020 primarily reflects the impact of higher net premiums earned, as discussed above and, to a lesser extent, investments in technology and higher short-term incentive compensation expense accruals, partially offset by lower overall commission rates.

The increase in commissions, brokerage and other underwriting expenses in 2020 from 2019 primarily reflect the impact of higher net premiums earned, higher overall commission rates and investments in technology.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit (loss) for the insurance segment:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
RSUI
Underwriting profit	$164.1	$44.3	$101.3	270.4%	(56.3%)

Combined ratio	86.7%	95.6%	87.7%

CapSpecialty
Underwriting profit (loss)	$2.4	$(5.8)	$(27.4)	(141.4%)	(78.8%)

Combined ratio	99.4%	101.7%	108.4%

Total
Underwriting profit	$166.5	$38.5	$73.9	332.5%	(47.9%)

Combined ratio	89.8%	97.2%	93.6%

RSUI. The increase in underwriting profit in 2021 from 2020 primarily reflects the impact of higher net premiums earned, lower catastrophe losses, a lower expense ratio and a lower overall current year loss ratio excluding catastrophe losses, partially offset by lower favorable prior accident year loss reserve development, all as discussed above.

The decrease in underwriting profit in 2020 from 2019 primarily reflects higher catastrophe losses, as discussed above.

CapSpecialty. The underwriting profit in 2021 compared with the underwriting loss in 2020 primarily reflects a lower overall current year loss ratio excluding catastrophe losses, a lower expense ratio and $3.1 million of Pandemic-related catastrophe losses incurred in 2020, partially offset by unfavorable prior accident year loss reserve development in 2021, all as discussed above.

The decrease in underwriting loss in 2020 from 2019 primarily reflects substantial unfavorable prior accident year loss reserve development in 2019, partially offset by higher current accident year losses, Pandemic-related losses and higher commissions, brokerage and other underwriting expenses, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Year Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	($ in millions)
Net investment income	$509.0	$465.7	$533.2	9.3%	(12.7%)
Change in the fair value of equity securities	457.1	(55.8)	705.8	(919.2%)	(107.9%)
Net realized capital gains	57.6	37.1	6.0	55.3%	518.3%
Change in allowance for credit losses on available for sale securities	2.0	(8.0)	(19.7)	(125.0%)	(59.4%)

Net Investment Income. The increase in net investment income in 2021 from 2020 primarily reflects higher dividend and partnership income, partially offset by lower interest income. The increase in dividend income reflects an increased allocation to higher-yielding stocks and, to a lesser extent, a large special dividend received from a mutual fund. The increase in partnership income reflects appreciation in certain investment partnerships partially offset by lower income from certain partnerships with catastrophe exposure. The decrease in interest income reflects the impact of low reinvestment yields on debt securities and lower yields on short term investments and floating-rate debt securities.

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

Change in the fair value of equity securities. The change in the fair value of equity securities in 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the healthcare, materials, financial, industrials and technology sectors.

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

Net Realized Capital Gains. The increase in net realized gains in 2021 from 2020 primarily reflects higher realized gains from the sale of our debt securities.

The increase in net realized gains in 2020 from 2019 primarily reflects higher realized gains from the sale of our debt securities and the $38.4 million decline in value of the Put Option in 2019.

Change in allowance for credit losses on available for sale securities. The changes in allowance for credit losses on AFS securities in 2021 reflect $2.0 million of reductions of credit losses on AFS securities, primarily from debt security sales.

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

See Note 4 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the year ended December 31, 2021.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, Wilbert beginning April 1, 2020 and Piedmont beginning May 10, 2021; (ii) consumer & services operations (formerly non-industrial operations) conducted through IPS, Jazwares and Concord and (iii) corporate operations at the Alleghany Capital level, which include certain hotel development projects.

On May 10, 2021, Piedmont, a newly-formed subsidiary of Alleghany Capital, acquired WPS. WPS is a provider of injection molded and thermoformed parts and multi-component assemblies for original equipment manufacturer customers in a range of end-markets, headquartered in Belmont, North Carolina.

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

The following tables present the results of the Alleghany Capital segment for 2021, 2020 and 2019:

Year Ended December 31, 2021	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$1,662.3	$2,074.1	$—	$3,736.4
Net investment income	—	(0.3)	0.1	(0.2)
Net realized capital gains	(0.3)	4.8	3.1	7.6
Total revenues	$1,662.0	$2,078.6	$3.2	$3,743.8
Other operating expenses(1)	1,527.0	1,841.8	19.0	3,387.8
Amortization of intangible assets	18.0	30.1	—	48.1
Interest expense	8.3	7.7	0.2	16.2
Earnings (losses) before income taxes	$108.7	$199.0	$(16.0)	$291.7

Earnings (losses) before income taxes	$108.7	$199.0	$(16.0)	$291.7
Less: net realized capital gains	0.3	(4.8)	(3.1)	(7.6)
Add: amortization of intangible assets	18.0	30.1	—	48.1
Adjusted earnings (losses) before income taxes(2)	$127.0	$224.3	$(19.1)	$332.2

Year Ended December 31, 2020	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$1,220.9	$1,256.5	$0.1	$2,477.5
Net investment income	1.9	—	—	1.9
Net realized capital gains	4.3	(0.1)	31.3	35.5
Total revenues	$1,227.1	$1,256.4	$31.4	$2,514.9
Other operating expenses(1)	1,145.7	1,151.7	12.6	2,310.0
Amortization of intangible assets	15.4	28.0	—	43.4
Interest expense	8.7	7.2	(0.4)	15.5
Earnings before income taxes	$57.3	$69.5	$19.2	$146.0

Earnings before income taxes	$57.3	$69.5	$19.2	$146.0
Less: net realized capital gains	(4.3)	0.1	(31.3)	(35.5)
Add: amortization of intangible assets	15.4	28.0	—	43.4
Adjusted earnings (losses) before income taxes(2)	$68.4	$97.6	$(12.1)	$153.9

Year Ended December 31, 2019	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$1,105.6	$1,183.7	$—	$2,289.3
Net investment income	6.1	(0.2)	0.4	6.3
Net realized capital gains	1.3	(0.3)	—	1.0
Total revenues	$1,113.0	$1,183.2	$0.4	$2,296.6
Other operating expenses(1)	1,038.0	1,076.4	18.5	2,132.9
Amortization of intangible assets	12.5	20.0	—	32.5
Interest expense	11.6	8.1	0.4	20.1
Earnings (losses) before income taxes	$50.9	$78.7	$(18.5)	$111.1

Earnings (losses) before income taxes	$50.9	$78.7	$(18.5)	$111.1
Less: net realized capital gains	(1.3)	0.3	—	(1.0)
Add: amortization of intangible assets	12.5	20.0	—	32.5
Adjusted earnings (losses) before income taxes(2)	$62.1	$99.0	$(18.5)	$142.6

(1)
For industrial and consumer & services operations: (i) product and service revenues consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $6.1 million, $5.0 million and $4.1 million for 2021, 2020 and 2019, respectively.
(2)
Adjusted earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional information on the presentation of our results of operations. Adjusted earnings before income taxes represents product and service revenues and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; (iv) change in allowance for credit losses on available for sale securities; and (v) income taxes.

The changes in Alleghany Capital’s equity for 2021, 2020 and 2019 are presented in the table below:

	Industrial	Consumer & services	Corp. & other	Total(1)
	($ in millions)
Equity as of December 31, 2018	$462.5	$443.3	$(44.2)	$861.6
Earnings (losses) before income taxes	50.9	78.7	(18.5)	111.1
Income taxes(1)	(2.8)	(4.0)	(18.0)	(24.8)
Accretion of redeemable noncontrolling interests(2)	—	(8.8)	—	(8.8)
Portion of net earnings attributable to noncontrolling interests(2)	(7.7)	(15.9)	—	(23.6)
Capital contributions (returns of capital) and other(3)	20.4	(82.7)	47.7	(14.6)
Equity as of December 31, 2019	523.3	410.6	(33.0)	900.9
Earnings before income taxes	57.3	69.5	19.2	146.0
Income taxes(1)	(7.2)	(3.3)	(12.1)	(22.6)
Accretion of redeemable noncontrolling interests(2)	—	(2.2)	—	(2.2)
Portion of net earnings attributable to noncontrolling interests(2)	(5.9)	(17.0)	—	(22.9)
Capital contributions (returns of capital) and other(3)	62.0	25.1	22.8	109.9
Equity as of December 31, 2020	629.5	482.7	(3.1)	1,109.1
Earnings (losses) before income taxes	108.7	199.0	(16.0)	291.7
Income taxes(1)	(3.5)	(6.7)	(39.1)	(49.3)
Accretion of redeemable noncontrolling interests(2)	—	(23.5)	—	(23.5)
Portion of net earnings attributable to noncontrolling interests(2)	(17.4)	(55.0)	—	(72.4)
Capital contributions (returns of capital) and other(3)	26.1	(25.4)	81.6	82.3
Equity as of December 31, 2021	$743.4	$571.1	$23.4	$1,337.9

(1)
Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and consumer & services operations for 2021 was ($20.9) million and ($41.8) million, respectively, for 2020 was ($11.4) million and ($14.6) million, respectively, and for 2019 was ($10.5) million and ($16.5) million, respectively.
(2)
As of December 31, 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 22 percent; W&W|AFCO Steel - 20 percent; IPS - 18 percent; Jazwares – 24 percent; and Concord - 15 percent. See Note 1(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on accretion of redeemable noncontrolling interests.
(3)
For 2021, capital contributions primarily reflect funding provided by: (i) Alleghany Capital to Piedmont for its May 10, 2021 acquisition of WPS; and (ii) Alleghany Capital to IPS for its October 14, 2021 acquisition of Linesight. For 2020, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for its acquisition of a manufacturer of high-performance carbide end mills in March 2020; (ii) Alleghany Capital to Jazwares for its acquisition of Kelly Toy that closed on April 1, 2020; and (iii) Alleghany to Alleghany Capital for its purchase of an additional approximately 55 percent of Wilbert it previously did not own that closed on April 1, 2020. For 2019, capital contributions primarily reflect funding provided by Alleghany Capital to PCT for the acquisition of a consumable cutting tool manufacturer.

Product and service revenues. The increase in product and service revenues in 2021 from 2020 reflects higher revenue from consumer & services and industrial subsidiaries.

The increase in consumer & services product and service revenues primarily reflects higher revenues at Jazwares, IPS and, to a lesser extent, Concord. Higher revenue at Jazwares is due to strong customer demand across its portfolio of licenses and brands, including those from its April 1, 2020 acquisition of Kelly Toy. Higher revenue at IPS reflects the realization of a much higher backlog and higher employee utilization in 2021, the impact of its October 14, 2021 acquisition of Linesight, and fewer Pandemic-related project delays. Higher revenue at Concord reflects higher management fee revenue due to significantly improved occupancy compared to 2020, which was negatively impacted by the Pandemic, as well as more hotels under management.

The increase in industrial product and service revenues primarily reflects higher revenue at W&W|AFCO Steel and, to a lesser extent, the impact of Piedmont’s acquisition of WPS on May 10, 2021 and the impact of Wilbert's April 1, 2020 inclusion in our consolidated results. The higher revenue at W&W|AFCO Steel reflects the realization of a strong backlog with higher man-hours worked, the timing of revenue recognition on certain large construction projects and the reduced impact of Pandemic-related site closures and safety measures.

The increase in product and service revenues in 2020 from 2019 reflects higher industrial and consumer & services operations revenues.

The increase in industrial product and service revenues in 2020 primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as well as Wilbert’s revenue growth, partially offset by Pandemic-related project delays and customer site closures at W&W|AFCO Steel during 2020 and slower orders for industrial capital equipment and services at Kentucky Trailer.

The increase in consumer & services product and service revenues reflects higher sales at Jazwares, partially offset by lower product and service revenues at Concord, due to reduced management fee revenue from Pandemic-driven declines in hotel occupancy, and IPS, due to Pandemic-related project delays and customer site closures. The increase in Jazwares primarily reflects the impact of acquisitions of Kelly Toy in April 2020 and WCT in October 2019, partially offset by the acquisition of a major new video game license in the fourth quarter of 2018, which positively impacted sales in 2019 and Pandemic-related temporary shelter in place orders, disruptions to shipping schedules and store closures in 2020.

Net investment income. The decreases in net investment income in 2021 from 2020 and in 2020 from 2019 primarily reflect a cessation of equity income from Wilbert upon Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Net realized capital gains. Net realized capital gains in 2021 include a $3.1 million gain on the remeasurement of fair value of certain outstanding contingent consideration liabilities in connection with Alleghany Capital's 2018 acquisition of Concord and gains from certain foreign currency exchange rate impacts and sales of certain property and equipment.

Net realized capital gains in 2020 include: (i) $15.0 million on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities in connection with its 2018 acquisition of Concord; (ii) a $16.3 million gain on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to its estimated fair value; and (iii) a $5.0 million gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.

Other operating expenses. The increase in other operating expenses in 2021 from 2020 primarily reflects an increase in costs related to higher revenues in consumer & services and industrial operations, as discussed above and, to a lesser extent, higher supply chain costs at Jazwares, partially offset by lower costs of Pandemic-related safety measures. In addition, the increase in other operating expenses in 2021 reflects an increase in long-term incentive compensation accruals in Alleghany Capital’s corporate operations.

The increase in other operating expenses in 2020 from 2019 primarily reflects an increase in costs related to higher revenues in industrial and consumer & services operations, as described above, and the cost of Pandemic-related safety measures undertaken in 2020. To a lesser extent, the increase in other operating expenses in 2020 reflected an increase in finders’ fees, legal and accounting costs and other transaction-related expenses, partially offset by lower incentive compensation accruals in Alleghany Capital’s corporate operations.

Other operating expenses in 2021, 2020 and 2019 also reflect finders’ fees, legal and accounting costs and other transaction-related expenses, primarily related to Piedmont's May 10, 2021 acquisition of WPS, IPS's October 14, 2021 acquisition of Linesight, Alleghany Capital’s April 1, 2020 acquisition of an additional approximately 55 percent of Wilbert it previously did not own, Jazwares’ acquisition of Kelly Toy in April 2020 and WCT in October 2019, the acquisition by PCT of a consumable cutting tool manufacturer in June 2019, and the acquisition by Kentucky Trailer of a manufacturers of aluminum feed transportation equipment in July 2019. Finders’ fees, legal and accounting costs and other transaction-related expenses were $6.1 million, $5.0 million and $4.1 million for 2021, 2020 and 2019, respectively.

Amortization of intangible assets. The increase in amortization expense in 2021 from 2020 primarily reflects the May 10, 2021 Piedmont acquisition of WPS, the October 14, 2021 IPS acquisition of Linesight, the April 1, 2020 Jazwares acquisition of Kelly Toy and Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

The increase in amortization expense in 2020 from 2019 primarily reflects recent acquisitions by Jazwares and PCT, as well as the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above.

Interest expense. The increase in interest expense in 2021 from 2020 primarily reflects the impact of debt used in Piedmont's May 10, 2021 acquisition of WPS and IPS's October 14, 2021 acquisition of Linesight, as well as increased debt to support growth at Jazwares.

The decrease in interest expense in 2020 from 2019 primarily reflects the impact of lower overall interest rates on floating-rate borrowings, partially offset by the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results, as discussed above, and Jazwares acquisition of Kelly Toy.

Earnings (losses) before income taxes. The increase in earnings before income taxes in 2021 from 2020 primarily reflects higher consumer & services and industrial earnings, partially offset by lower realized capital gains, as discussed above. The increase in consumer & services earnings before income taxes in 2021 primarily reflect an increase in sales and margins at Jazwares, and to a lesser extent, increases in revenue and margins at IPS and Concord, all as discussed above. Higher industrial earnings before income taxes in 2021 primarily reflects increases in revenue and margins at W&W|AFCO Steel, as discussed above.

The increase in earnings before income taxes in 2020 from 2019 primarily reflects net realized capital gains and lower incentive compensation accruals in Alleghany Capital’s corporate operations and, to a lesser extent, an increase in industrial earnings before income taxes, partially offset by a decrease in consumer & services earnings before income taxes. Higher industrial earnings before income taxes in 2020 primarily reflects the impact of Wilbert’s April 1, 2020 inclusion in our consolidated results and revenue growth, as discussed above and, to a lesser extent, higher margins at W&W|AFCO Steel, partially offset by the impact of lower sales and margins at Kentucky Trailer. The decrease in consumer & services earnings before income taxes reflects the Pandemic-related impact on revenue and margins at Concord, partially offset by the impact of higher sales at Jazwares, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties, activities at the Alleghany parent company and, prior to its December 31, 2020 sale, SORC. The following table presents the results for corporate activities:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Net premiums earned	$—	$—	$—
Net investment income	31.6	23.3	10.7
Change in the fair value of equity securities	49.7	(54.7)	3.9
Net realized capital gains	2.2	(69.5)	(13.5)
Change in allowance for credit losses on available for sale securities	0.1	—	—
Product and service revenues	14.0	8.7	12.5
Total revenues	97.6	(92.2)	13.6

Net loss and loss adjustment expenses	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—
Other operating expenses	2.9	15.7	27.3
Corporate administration	57.3	48.9	70.7
Amortization of intangible assets	—	—	—
Interest expense	59.2	45.7	52.8
(Losses) before income taxes	$(21.8)	$(202.5)	$(137.2)

Net investment income. The increase in net investment income in 2021 from 2020 primarily reflects higher dividend income due to an increased allocation to higher-yielding stocks and, to a lesser extent, higher partnership income due to appreciation in a certain partnership that has exposure to cryptocurrencies.

The increase in net investment income in 2020 from 2019 primarily reflects higher partnership income.

Change in the fair value of equity securities. The change in the fair value of equity securities in 2021 reflects appreciation in the value of our equity securities held at the Alleghany parent company-level, primarily from our holdings in the materials, healthcare, financial, industrials and technology sectors.

The change in the fair value of equity securities in 2020 reflects depreciation in the value of equity securities held at the Alleghany parent company-level, primarily in the materials sector, and a significant depreciation due primarily to the impact of the Pandemic, as discussed above.

The change in the fair value of equity securities in 2019 reflects appreciation in the value of the equity securities held at the Alleghany parent company-level, primarily from holdings in the technology sector.

Net realized capital gains. Modest net realized capital gains in 2021 primarily reflect the sale of debt securities.

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

Product and service revenues. The increase in product and service revenues in 2021 from 2020 primarily reflects property sales at Alleghany Properties of approximately $13.9 million, partially offset by the absence of energy sales arising from the sale of SORC as of December 31, 2020.

The decrease in product and service revenues in 2020 from 2019 primarily reflects lower energy sales at SORC, due to a significant decline in oil prices and the impact of the sale of SORC’s oil field assets in the second half of 2020, partially offset by higher property sales at Alleghany Properties.

Other operating expenses. The decrease in other operating expenses in 2021 from 2020 primarily reflects the absence of operating costs arising from the sale of SORC as of December 31, 2020.

The decrease in other operating expenses in 2020 from 2019 primarily reflects reduced costs at SORC, which were due primarily to the impact of the sale of SORC’s oil field assets in the second half of 2020.

Corporate administration. The increase in corporate administration expense in 2021 from 2020 reflects higher Alleghany parent company long-term incentive compensation accruals arising primarily from appreciation in Alleghany's stock price, compared with significant, Pandemic-driven depreciation of Alleghany's stock price in 2020, and higher consolidated net earnings attributable to Alleghany stockholders, as discussed above, partially offset by the 2020 Retirement Plan Termination Expense.

The decrease in corporate administration expense in 2020 from 2019 reflects significantly lower Alleghany parent company long-term incentive compensation accruals due primarily to the impact of depreciation of Alleghany's stock price and lower consolidated net earnings attributable to Alleghany stockholders, as discussed above. The decrease was partially offset by the 2020 Retirement Plan Termination Expense.

Interest expense. The increase in interest expense in 2021 from 2020 primarily reflects the issuance of certain senior notes on August 13, 2021 and May 18, 2020.

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

Losses before income taxes. The decrease in losses before income taxes in 2021 from 2020 primarily reflects appreciation in the value of our equity securities held at the Alleghany parent company-level compared with depreciation in 2020, and the impairment charges from the write-downs of SORC oil field assets in 2020, all as discussed above.

The increase in losses before income taxes in 2020 reflects the impairment charges from the write-downs of SORC oil field assets and the depreciation in the fair value of equity securities held at the Alleghany parent company-level, partially offset by the impact of lower corporate administration expense and higher net investment income, all as discussed above.

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

	As of December 31, 2021			As of December 31, 2020			As of December 31, 2019
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,599.4	$(641.1)	$1,958.3	$2,086.0	$(480.0)	$1,606.0	$1,965.5	$(604.3)	$1,361.2
Casualty & specialty(1)	8,148.8	(406.0)	7,742.8	7,728.0	(350.7)	7,377.3	7,358.3	(303.2)	7,055.1
	10,748.2	(1,047.1)	9,701.1	9,814.0	(830.7)	8,983.3	9,323.8	(907.5)	8,416.3
Insurance Segment
Property	574.6	(201.4)	373.2	585.6	(222.1)	363.5	409.0	(142.2)	266.8
Casualty(2)	2,924.3	(766.2)	2,158.1	2,441.4	(640.1)	1,801.3	2,075.3	(537.3)	1,538.0
Workers' Compensation	1.8	—	1.8	2.3	—	2.3	2.3	—	2.3
All other(3)	185.3	(88.0)	97.3	197.6	(81.1)	116.5	183.7	(62.6)	121.1
	3,686.0	(1,055.6)	2,630.4	3,226.9	(943.3)	2,283.6	2,670.3	(742.1)	1,928.2
Eliminations	(76.6)	76.6	—	(70.3)	70.3	—	(65.7)	65.7	—
Total	$14,357.6	$(2,026.1)	$12,331.5	$12,970.6	$(1,703.7)	$11,266.9	$11,928.4	$(1,583.9)	$10,344.5

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

Changes in Gross and Net Loss and LAE Reserves between December 31, 2021 and December 31, 2020. Gross and net loss and LAE reserves as of December 31, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in 2021, partially offset by payments on catastrophe losses incurred in prior years and favorable prior accident year loss reserve development, all as discussed above. The 2021 catastrophe losses, net of reinsurance, include $268.7 million related to Hurricane Ida, $252.8 million related to the Winter Storms, $125.2 million related to the European Floods and $18.5 million related to the Midwest Tornadoes.

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

As of December 31, 2021, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $2,196.0 million, consisting of $2,026.1 million of ceded outstanding loss and LAE and $173.1 million of recoverables on paid losses, less $3.2 million of an allowance for credit losses. See Part I, Item 1, “Business — Reinsurance Protection” of this Form 10-K for additional information on the reinsurance purchased by our reinsurance and insurance subsidiaries and Note 5 to Notes to

Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

We believe that the reserves for unpaid loss and LAE established by our reinsurance and insurance subsidiaries are adequate as of December 31, 2021; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Loss Frequency and Severity. Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs, changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our reinsurance or insurance operating subsidiaries. The length of the loss reporting lag affects their ability to accurately predict loss frequency, which are more predictable for lines with short reporting lags, as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates. A small percentage change in an estimate can result in a material effect on our reported earnings. The following table presents the impact of changes, which could be favorable or unfavorable, in frequency and severity on our loss estimates for claims occurring in 2021:

	Frequency
Severity	1.0%	5.0%	10.0%
	($ in millions)
1%	$102.2	$307.6	$564.4
5%	307.6	521.2	788.1
10%	564.4	788.1	1,067.8

Our net reserves for loss and LAE of $12.3 billion as of December 31, 2021 relate to multiple accident years. Therefore, the impact of changes in frequency or severity for more than one accident year could be higher or lower than the amounts reflected above. We believe the above analysis provides a reasonable benchmark for sensitivity, as we believe it is within historical variation for our reserves. Currently, none of the scenarios is believed to be more likely than the others. See Note 1(k) and Note 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

Prior Year Development. Our reinsurance and insurance subsidiaries continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophic events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year loss reserve development. We adjusted our prior year loss and LAE reserve estimates during 2021, 2020 and 2019 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated. See Note 6(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial

Statements and Supplementary Data” of this Form 10-K for a table presenting the favorable and unfavorable prior accident year loss reserve development for 2021, 2020 and 2019.

Asbestos-Related Illness and Environmental Impairment Reserves. Loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The reserves carried for such claims, including the IBNR portion, are based upon known facts and current law at the respective balance sheet dates. However, significant uncertainty exists in determining the amount of ultimate liability for asbestos-related illness and environmental impairment losses. This uncertainty is due to, among other reasons, inconsistent and changing court resolutions and judicial interpretations with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages, among other reasons. Further, possible future changes in statutes, laws, regulations, theories of liability and other factors could have a material effect on these liabilities and, accordingly, future earnings. Although we are unable at this time to determine whether additional reserves, which could have a material adverse effect upon our results of operations, may be necessary in the future, we believe that our asbestos-related illness and environmental impairment reserves are adequate as of December 31, 2021. See Note 12(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” and pages 46 and 47 of this Form 10-K for additional information on loss and LAE reserves related to asbestos-related illness and environmental impairment.

Reinsurance. Our reinsurance and insurance subsidiaries reinsure portions of the risks they underwrite in order to reduce the effect of individual or aggregate exposure to losses, manage capacity, protect capital resources, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns and enable them to increase gross premium writings and risk capacity without requiring additional capital. Our reinsurance and insurance subsidiaries generally purchase reinsurance and retrocessional coverages from highly-rated, third-party reinsurers. If the assuming reinsurers are unable or unwilling to meet the obligations assumed under the applicable reinsurance agreements, our reinsurance and insurance subsidiaries would remain liable for such reinsurance portion not paid by these reinsurers. Recoverables recorded with respect to claims ceded to reinsurers under reinsurance contracts are predicated in large part on the estimates for unpaid losses and, therefore, are also subject to a significant degree of uncertainty. In addition to the factors cited above, reinsurance recoverables may prove uncollectible if a reinsurer is unable or unwilling to perform under a contract. Reinsurance purchased by our reinsurance and insurance subsidiaries does not relieve them of their obligations to their own policyholders or cedants. Additional information regarding the use of, and risks related to the use of reinsurance by our reinsurance and insurance subsidiaries can be found on pages 33 through 35 and 51 of this Form 10-K. Also see Note 1(f) and Note 5 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our reinsurance recoverables.

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

The three-tiered hierarchy used in management’s determination of fair value is broken down into three levels based on the reliability and observability of inputs. Assets classified as Level 3 principally include certain other asset-backed securities (primarily, collateralized loan obligations) and, to a lesser extent, U.S. and foreign corporate bonds (including privately issued securities) and commercial mortgage loans. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, we consider factors specific to the asset.

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

Securities that are less liquid are more difficult to value and trade. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio if trading becomes less frequent or market data becomes less observable. Certain asset classes in active markets with significant observable data may become illiquid due to changes in the financial environment. In such cases, valuing these securities may require more subjectivity and judgment. In addition, prices provided by third-party pricing services and broker quotes can vary widely even for the same security. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Further, rapidly changing or strained credit and equity market conditions could materially impact the value of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition. For example, in early 2020, as the Pandemic disrupted global economic activity and caused financial markets to drop sharply, the fair value of our Level 3 debt securities depreciated by $110.5 million in the first three months of 2020.

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

The occurrence of a major economic downturn, acts of corporate malfeasance, widening risk spreads or other events could adversely affect the issuers of our debt securities. In addition, with economic uncertainty, the credit quality of issuers could be adversely affected. These events could cause us to significantly increase the allowance for credit losses on AFS securities. For example, in early 2020, as the Pandemic disrupted global economic activity and caused financial markets to drop sharply, our allowance for credit losses increased by $31.4 million in the first three months of 2020.

See Note 1(b) and Note 4(f) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our investments and the allowance for credit losses on AFS securities.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary of ours may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair values of our operating subsidiary with its respective carrying amount including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating the fair value of an operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary.

Our goodwill and intangible assets relate primarily to Alleghany Capital subsidiaries. Specifically, our consolidated balance sheet as of December 31, 2021 includes goodwill of $753.6 million related primarily to Jazwares, Wilbert, Concord, Kentucky Trailer, PCT, W&W|AFCO Steel and IPS, and intangible assets, net of amortization, of $924.4 million related primarily to Jazwares, W&W|AFCO Steel, Wilbert, TransRe, Concord, IPS, Piedmont, PCT and Kentucky Trailer. The estimated fair value of these subsidiaries are primarily impacted by the performance of its business. Such performance may be adversely impacted by prolonged market declines, among other things. If any of our businesses do not perform well, we may be required to recognize an impairment of goodwill or other intangible assets. Such write-downs could have a material adverse effect on our results of operations or financial position. See Note 1(i) and Note 2 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our goodwill and other intangible assets.

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

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of December 31, 2021, we held total marketable securities and cash of $1,687.2 million, compared with $1,123.7 million as of December 31, 2020. The increase in marketable securities and cash in 2021 primarily reflects the net proceeds from the issuance of certain senior notes on August 13, 2021, as discussed below, receipt of dividends by TransRe and RSUI and appreciation in the value of the holding company-level equity securities portfolios, partially offset by contributions to Alleghany Capital to fund the acquisition of WPS and contributions to IPS to fund the acquisition of Linesight, as discussed above, repurchases of shares of our common stock, as discussed below, and additional investments in certain partnerships at the Alleghany parent company-level. The $1,687.2 million is composed of $1,216.0 million at the Alleghany parent company, $393.8 million at AIHL and $77.4 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of December 31, 2021.

Stockholders’ equity attributable to Alleghany stockholders was approximately $9.2 billion as of December 31, 2021 compared with approximately $8.8 billion as of December 31, 2020, primary reflecting net earnings attributable to Alleghany stockholders, partially offset by depreciation in the value of our debt securities portfolio and repurchases of our common stock, all as discussed below. As of December 31, 2021, we had 13,598,535 shares of our common stock outstanding, compared with 14,041,180 shares of our common stock outstanding as of December 31, 2020.

Debt. On August 13, 2021, we completed a public offering of $500.0 million aggregate principal amount of our 3.250% 2051 Senior Notes due on August 15, 2051, or the "2051 Senior Notes." The 2051 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2051 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2022. The terms of the 2051 Senior Notes permit redemption prior to maturity. The indenture under which the 2051 Senior Notes were issued contains covenants that impose conditions on our ability to create liens on the capital stock of AIHL, TransRe or RSUI. The 2051 Senior Notes were issued at approximately 98.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $487.5 million, and an effective yield of approximately 3.32 percent. Approximately $5.7 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2051 Senior Notes. We intend to use the net proceeds of this offering for general corporate purposes, which may include the repayment at maturity of our 2022 Senior Notes (defined below).

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

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. The credit facility is scheduled to expire on July 31, 2022, unless earlier terminated. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes, including permitted acquisitions and repurchases of common stock. Borrowings under the Credit Agreement bear a floating rate of interest based in part on our credit rating, among other factors. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature. There were no borrowings under the Credit Agreement from inception through December 31, 2021.

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

Common Stock Repurchases. In June 2018, our Board of Directors authorized, upon the completion of the program authorized in 2015, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, our Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of our common stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of December 31, 2021, we had $141.9 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our common stock that we repurchased in 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Shares repurchased	446,596	333,393	215,091
Cost of shares repurchased (in millions)	$290.5	$194.8	$144.4
Average price per share repurchased	$650.52	$584.18	$671.44

Dividends. From 1999 through 2011, we declared stock dividends in lieu of cash dividends every year. Our Board of Directors determined not to declare a dividend, cash or stock, for 2012 through 2017, 2019 and 2021. In February 2018, our Board of Directors declared a special dividend of $10.00 per share for stockholders of record on March 5, 2018. On March 15, 2018, we paid dividends to stockholders totaling $154.0 million. In February 2020, the Alleghany Board of Directors declared a special dividend of $15.00 per share for stockholders of record on March 5, 2020. On March 16, 2020, we paid dividends to stockholders totaling $215.0 million.

Capital Contributions. From time to time, we make capital contributions to our subsidiaries. In 2021, we made aggregate capital contributions of $203.2 million to Alleghany Capital to: (i) fund a portion of Piedmont's acquisition of WPS that closed on May 10, 2021 for $60.4 million; (ii) fund a portion of IPS's acquisition of Linesight that closed on October 14, 2021 for $97.4 million; (iii) fund a portion of Wilbert's acquisition in the fourth quarter of 2021 for $35.0 million; (iv) fund Kentucky Trailer operating activities in the fourth quarter of 2021 for $5.6 million; and (v) fund investment in certain hotel development projects for $4.8 million in 2021.

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

Contractual Obligations. We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments. The following table presents certain long-term aggregate contractual obligations and credit-related financial commitments as of December 31, 2021:

Contractual Obligations	Total	Within 1 Year	More than 1 Year but Within 3 Years	More than 3 Years but Within 5 Years	More than 5 Years
	($ in millions)
Loss and LAE	$14,357.6	$4,548.6	$4,538.7	$2,129.7	$3,140.6
Senior notes(1) and other debt and related interest	4,282.8	519.5	319.0	696.0	2,748.3
Operating lease obligations(2)	379.4	51.1	95.6	72.9	159.8
Investments(3)	33.2	7.6	13.9	11.7	—
Other long-term liabilities(4)	465.5	211.1	148.6	33.5	72.3
Total	$19,518.5	$5,337.9	$5,115.8	$2,943.8	$6,121.0

(1)
“Senior Notes” refers to: (i) the Alleghany Senior Notes, consisting of the 2051 Senior Notes, the 2030 Senior Notes, the 2044 Senior Notes and the 2022 Senior Notes; and (ii) TransRe’s 8.00% senior notes due on November 30, 2039. See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Senior Notes and other debt.
(2)
Includes approximately $30 million of future lease payments arising from certain leases that are yet to commence. See Note 12 to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on lease liabilities.
(3)
Primarily reflects capital commitments to investment partnerships.
(4)
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

Investments in Certain Variable Interest Entities. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 4(i) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the Pillar Investments as of December 31, 2021.

See Note 12(e) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information regarding variable interest entities.

Investments in Commercial Mortgage Loans. As of December 31, 2021 and 2020, the carrying value of our commercial mortgage loan portfolio was $475.9 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 4(j) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the ratings of our commercial mortgage portfolio as of December 31, 2021.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of December 31, 2021.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $780.5 million as of December 31, 2021, which is generally used to support working capital needs and to help finance acquisitions. The $780.5 million included:

•
$349.2 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its acquisition of WCT in 2019 and its acquisition of Kelly Toy in 2020;
•
$162.9 million of borrowings by IPS under its available credit facility and term loans, including approximately $125 million of U.S. dollar-equivalent Euro based borrowings incurred from its acquisition of Linesight in 2021;
•
$83.5 million of borrowings by W&W|AFCO Steel under its available credit facilities;
•
$73.4 million of borrowings by Wilbert under its available credit facility and term loans;
•
$55.3 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of controlling interests in certain manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;
•
$31.8 million of term loans at Piedmont primarily related to borrowings to finance the acquisition of WPS in 2021; and
•
$24.4 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments. Commencing in 2020, Alleghany Capital invested in certain hotel development projects. As of December 31, 2021, Alleghany Capital has invested $5.4 million in these hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of December 31, 2021, we guaranteed up to $5.3 million of debt of these entities to certain third party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term, risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of December 31, 2021 and 2020 was AA-. Although a portion of our debt securities, which consist predominantly of municipal bonds, are insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of December 31, 2021. See Note 4(f) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the ratings of our debt securities portfolio as of December 31, 2021.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities, and, as such, is classified as AFS.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal. Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of December 31, 2021 and 2020, our debt securities portfolio had an effective duration of approximately 4.5 years and 4.3 years, respectively. We may increase our effective duration by increasing the proportion of our debt securities portfolio held in securities with longer-dated maturities (for example, maturities of more than five years) should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses. See Note 4(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on the contractual maturities of our consolidated debt securities portfolio.

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

On a consolidated basis, as of December 31, 2021 our invested assets increased to approximately $21.9 billion from approximately $20.2 billion as of December 31, 2020, primarily reflecting net proceeds from the issuance of our 2051 Senior Notes, appreciation in the value of our equity securities portfolio, as discussed above, and cash flows from operating activities, partially offset by depreciation in the value of our debt securities portfolio, repurchases of shares of our common stock and contributions to Alleghany Capital to fund Piedmont's acquisition of WPS and IPS's acquisition of Linesight, all as discussed above. The depreciation in the value of our debt securities portfolio reflects an increase in risk-free interest rates in 2021.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$20,887.7	$20,887.7	$19,051.9	$19,051.9

Liabilities
Senior Notes and other debt(2)	$2,847.2	$3,157.9	$2,135.9	$2,468.7

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

See Note 3 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2021 and 2020.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of December 31, 2021, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$1.3	$—	$3.1	$1.8	$122.0	$64.0	$48.6	$7.0	$247.8	$11.8	$259.6
Texas	13.2	—	0.1	4.1	—	29.8	88.0	9.0	144.2	78.5	222.7
California	4.4	22.5	2.2	5.3	—	8.7	49.9	9.7	102.7	76.7	179.4
Massachusetts	16.1	5.7	11.7	—	42.2	1.3	20.6	0.3	97.9	39.2	137.1
Pennsylvania	6.2	0.9	11.1	—	—	34.6	8.4	31.4	92.6	39.1	131.7
Ohio	34.1	1.2	2.8	1.2	2.2	8.9	20.3	9.2	79.9	30.2	110.1
Washington	—	—	1.4	—	—	6.7	34.0	2.2	44.3	53.3	97.6
Florida	—	0.3	2.5	—	19.1	44.1	8.5	9.5	84.0	11.1	95.1
Michigan	4.1	12.6	2.0	10.3	12.7	—	—	4.8	46.5	21.4	67.9
Colorado	15.1	—	—	11.0	—	2.6	7.0	—	35.7	28.5	64.2
All other states	73.5	60.3	32.9	31.6	78.9	67.3	163.2	115.3	623.0	203.7	826.7
Total	$168.0	$103.5	$69.8	$65.3	$277.1	$268.0	$448.5	$198.4	$1,598.6	$593.5	2,192.1
Total advanced refunded / escrowed maturity funds											343.8
Total municipal bonds											$2,535.9
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

Potential catastrophe losses are typically expressed in terms of the probable maximum loss, or “PML.” PMLs may be expressed as Occurrence Exceedance Probability, or “OEP,” which reflect losses that may occur in any single event due to the defined peril in the indicated region, or as Aggregate Exceedance Probability, or “AEP,” which reflect losses from multiple events that may occur in any given year. The following is an overview of such modeled OEP PMLs from property, engineering, marine and energy exposures and the associated natural perils that we deem most significant based upon contracts in force at January 1, 2022 for TransRe and December 1, 2021 for RSUI. In addition to the single zone PMLs, we provide a “U.S. wind” PML in our disclosures which reflects our occurrence PML for the entire U.S. Modeled results also reflect losses arising from certain of our invested assets that have specific catastrophe exposures. The estimated amounts of these modeled losses are presented for both a 100-year return period (having a likelihood of being exceeded in any single year of 1.0 percent) and a 250-year return period (having a likelihood of being exceeded in any single year of 0.4 percent). These modeled losses are presented in two ways: (i) gross catastrophe losses; and (ii) after-tax net catastrophe costs (that is, gross losses, net of reinsurance, net reinstatement premiums and taxes). The reduction for reinsurance assumes that all reinsurers fulfill their obligations in accordance with contract terms. Given the uncertainty of the frequency, severity and location of catastrophe events, we may experience losses significantly larger than the estimated PMLs in any given year.

100 Year Return Period
($ in billions)
Japan, Wind
$0.2
$0.4
Europe, Wind
$0.2
$0.3
Japan, Earthquake
$0.3
$0.6
Northeast U.S., Wind
$0.4
$1.1
Gulf Coast, Wind
$0.4
$1.0
California, Earthquake
$0.4
$1.2
Florida, Wind
$0.5
$1.5
US, Wind
$0.7
$2.5
$0.0
$0.5
$1.0
$1.5
$2.0
$2.5
Net Loss (after tax)
Gross Loss (before tax)

250 Year Return Period
($ in billions)
Japan, Wind
$0.2
$0.4
Europe, Wind
$0.2
$0.5
Japan, Earthquake
$0.4
$0.9
Northeast U.S., Wind
$0.6
$2.0
Gulf Coast, Wind
$0.5
$1.9
California, Earthquake
$0.6
$2.0
Florida, Wind
$0.6
$2.2
US, Wind
$0.8
$3.2
$0.0
$0.5
$1.0
$1.5
$2.0
$2.5
$3.0
$3.5
Net Loss (after tax)
Gross Loss (before tax)

“Florida, Wind” and “Northeast U.S., Wind” have the highest modeled after-tax net catastrophe costs for a 100 and 250-year return period single zone occurrence, respectively. These costs would represent approximately 5 percent and 7 percent, respectively, of stockholders’ equity attributable to Alleghany as of December 31, 2021, compared with approximately 5 percent and 6 percent, respectively, for the highest modeled after-tax net catastrophe costs for a 100 and 250-year return period single zone occurrence as of December 31, 2020. There is much uncertainty and imprecision in the compilation of these estimates. Moreover, the makeup of our in-force business is constantly changing as new business is added and existing contracts terminate or expire, including contracts for reinsurance coverage purchased by us. In addition, there could be possible scenarios that are not captured in our analysis. Additionally, other risks, such as an outbreak of a pandemic disease, a major terrorist event, the bankruptcy of a major company or a marine and/or aviation disaster, could also have a material adverse effect on our business and operating results.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. The primary market risk related to our debt securities is the risk of loss associated with adverse changes in interest rates. We hold our debt securities as AFS. Any changes in the fair value in these securities, net of tax, would be recorded as a component of other comprehensive income. However, if a decline in fair value relative to cost is believed to be credit related, an allowance is recorded on our statement of earnings. We also invest in equity securities which are subject to fluctuations in market value. In addition, significant portions of our assets (principally investments) and liabilities (principally loss and LAE reserves and unearned premiums) are exposed to changes in foreign currency exchange rates. The net change in the carrying value of assets and liabilities denominated in foreign currencies is generally recorded as a component of other comprehensive income.

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of December 31, 2021 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical December 31, 2021 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	+100	+200	+300
	($ in millions)
Assets:
Debt securities, fair value	$18,430.7	$17,545.7	$16,782.8	$16,061.6	$15,348.5	$14,669.1	$14,037.8
Estimated change in fair value	2,369.1	1,484.1	721.2	—	(713.1)	(1,392.5)	(2,023.8)

Liabilities:
Senior Notes and other debt, fair value	$4,149.5	$3,753.5	$3,427.7	$3,157.9	$2,932.0	$2,741.5	$2,579.9
Estimated change in fair value	991.6	595.6	269.8	—	(225.9)	(416.4)	(578.0)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of December 31, 2021 on the estimated fair value of our equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2021
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$3,683.8	20% Increase	$4,420.6	6.3%
	20% Decrease	2,947.0	-6.3%

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $384.4 million as of December 31, 2021.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of December 31, 2021, the largest foreign currency net liability exposures for these foreign operations were the British Pound, Brazilian Real and Japanese Yen, and the largest foreign currency net asset exposures for these foreign operations were the Canadian Dollar and Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of December 31, 2021 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of December 31, 2021
($ in millions)
Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(228.5)	(1)	20% Increase	$(274.2)	-0.4%
		20% Decrease	(182.8)	0.4%

(1)
Denotes a net liability position as of December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Alleghany Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alleghany Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Reserves for Incurred But Not Reported (IBNR) Claims
Description of the Matter

At December 31, 2021, the Company’s reserves for loss and loss adjustment expenses (LAE) was $14.4 billion. As discussed in Note 1 of the financial statements, the reserves for loss and LAE represents management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Reserves for loss and LAE include but are not limited to estimates for incurred but not reported (IBNR) claims based on past experience, modified for current trends, and industry data. The estimation of reserves for IBNR claims is inherently difficult and subjective, and is sensitive to significant assumptions, including the selection of actuarial methods, expected loss ratios, and reported and paid loss emergence patterns, which are affected by actuarial judgment.

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

New York, New York

February 23, 2022

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2021	2020
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2021 – $2,552,722; 2020 – $2,051,996)	$3,683,820	$2,718,902
Debt securities (amortized cost: 2021 – $15,727,143; 2020 – $14,898,522; allowance for credit losses: 2021 – $502; 2020 – $2,579)	16,061,560	15,618,470
Short-term investments	1,142,258	714,208
	20,887,638	19,051,580
Commercial mortgage loans	475,860	670,239
Other invested assets	557,800	465,153
Total investments	21,921,298	20,186,972
Cash	927,966	791,442
Accrued investment income	87,610	88,760
Premium balances receivable	1,458,679	1,145,341
Reinsurance recoverables	2,195,975	1,781,096
Ceded unearned premiums	463,412	311,898
Deferred acquisition costs	586,753	595,117
Property and equipment at cost, net of accumulated depreciation and amortization	304,452	267,872
Goodwill	753,607	614,163
Intangible assets, net of amortization	924,406	787,462
Current taxes receivable	—	3,189
Funds held under reinsurance agreements	634,182	794,453
Other assets	2,010,335	1,559,245
Total assets	$32,268,675	$28,927,010

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$14,357,635	$12,970,626
Unearned premiums	3,179,513	2,984,060
Senior Notes and other debt	2,847,199	2,135,946
Reinsurance payable	322,902	208,384
Current taxes payable	34,297	—
Net deferred tax liabilities	56,958	43,547
Other liabilities	1,965,943	1,594,918
Total liabilities	22,764,447	19,937,481
Redeemable noncontrolling interests	317,346	233,809
Common stock (shares authorized: 2021 and 2020 – 22,000,000; shares issued: 2021 and 2020 – 17,459,961)	17,460	17,460
Contributed capital	3,608,905	3,613,454
Accumulated other comprehensive income	141,822	452,402
Treasury stock, at cost (2021 – 3,861,426 shares; 2020 – 3,418,781 shares)	(1,934,531)	(1,645,930)
Retained earnings	7,353,226	6,318,334
Total stockholders’ equity attributable to Alleghany stockholders	9,186,882	8,755,720
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$32,268,675	$28,927,010

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

	December 31,
	2021	2020	2019
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$7,097,653	$6,000,161	$5,478,143
Net investment income	540,445	490,856	550,241
Change in the fair value of equity securities	506,769	(110,459)	709,695
Net realized capital gains	67,493	3,098	(6,551)
Change in allowance for credit losses on available for sale securities	2,077	(8,029)	(19,660)
Product and service revenues	3,789,668	2,521,092	2,328,848
Total revenues	12,004,105	8,896,719	9,040,716

Costs and Expenses
Net loss and loss adjustment expenses	4,834,935	4,339,046	3,686,435
Commissions, brokerage and other underwriting expenses	2,067,501	1,789,820	1,758,698
Other operating expenses	3,479,528	2,429,262	2,263,326
Corporate administration	57,218	48,581	74,830
Amortization of intangible assets	49,912	44,241	33,834
Interest expense	102,308	88,152	99,957
Total costs and expenses	10,591,402	8,739,102	7,917,080

Earnings before income taxes	1,412,703	157,617	1,123,636
Income taxes	281,925	30,734	233,435
Net earnings	1,130,778	126,883	890,201
Net earnings attributable to noncontrolling interest	95,886	25,129	32,400
Net earnings attributable to Alleghany stockholders	$1,034,892	$101,754	$857,801

Net earnings	$1,130,778	$126,883	$890,201
Other comprehensive income (loss):
Change in unrealized gains (losses), net of deferred taxes of ($67,333), $73,643 and $107,115 for 2021, 2020 and 2019, respectively	(253,301)	277,040	402,957
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($13,959), ($8,801) and ($5,419) for 2021, 2020 and 2019, respectively	(52,511)	(33,108)	(20,384)
Change in unrealized currency translation adjustment, net of deferred taxes of ($1,144), $5,945 and $780 for 2021, 2020 and 2019, respectively	(4,305)	22,366	2,933
Retirement plans	(463)	14,754	(12,153)
Comprehensive income	820,198	407,935	1,263,554
Comprehensive income attributable to noncontrolling interests	95,886	25,129	32,400
Comprehensive income attributable to Alleghany stockholders	$724,312	$382,806	$1,231,154

Basic earnings per share attributable to Alleghany stockholders	$74.70	$7.14	$59.44
Diluted earnings per share attributable to Alleghany stockholders	74.66	7.04	59.39

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Three Years Ended December 31, 2021
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interests
	($ in thousands, except share amounts)
Balance as of December 31, 2018 (17,459,961 shares of common stock issued; 2,883,452 in treasury)	$17,460	$3,612,830	$(202,003)	$(1,312,939)	$5,577,362	$7,692,710	$169,762
Add (deduct):
Net earnings	—	—	—	—	857,801	857,801	32,400
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(12,153)	—	—	(12,153)	—
Change in unrealized appreciation of investments, net	—	—	382,573	—	—	382,573	—
Change in unrealized currency translation adjustment, net	—	—	2,933	—	—	2,933	—
Comprehensive income	—	—	373,353	—	857,801	1,231,154	32,400
Treasury stock repurchase	—	—	—	(144,422)	—	(144,422)	—
Other, net	—	(4,192)	—	1,484	—	(2,708)	2,591
Balance as of December 31, 2019 (17,459,961 shares of common stock issued; 3,095,333 in treasury)	17,460	3,608,638	171,350	(1,455,877)	6,435,163	8,776,734	204,753
Add (deduct):
Cumulative effect of adoption of new accounting pronouncements	—	—	—	—	(3,570)	(3,570)	—
Net earnings	—	—	—	—	101,754	101,754	25,129
Other comprehensive income, net of tax:
Retirement plans	—	—	14,754	—	—	14,754	—
Change in unrealized appreciation of investments, net	—	—	243,932	—	—	243,932	—
Change in unrealized currency translation adjustment, net	—	—	22,366	—	—	22,366	—
Comprehensive income	—	—	281,052	—	101,754	382,806	25,129
Dividends paid	—	—	—	—	(215,013)	(215,013)	—
Treasury stock repurchase	—	—	—	(194,762)	—	(194,762)	—
Other, net	—	4,816	—	4,709	—	9,525	3,927
Balance as of December 31, 2020 (17,459,961 shares of common stock issued; 3,418,781 in treasury)	17,460	3,613,454	452,402	(1,645,930)	6,318,334	8,755,720	233,809
Add (deduct):
Net earnings	—	—	—	—	1,034,892	1,034,892	95,886
Other comprehensive loss, net of tax:
Retirement plans	—	—	(463)	—	—	(463)	—
Change in unrealized appreciation of investments, net	—	—	(305,812)	—	—	(305,812)	—
Change in unrealized currency translation adjustment, net	—	—	(4,305)	—	—	(4,305)	—
Comprehensive (loss) income	—	—	(310,580)	—	1,034,892	724,312	95,886
Treasury stock repurchase	—	—	—	(290,521)	—	(290,521)	—
Other, net	—	(4,549)	—	1,920	—	(2,629)	(12,349)
Balance as of December 31, 2021 (17,459,961 shares of common stock issued; 3,861,426 in treasury)	$17,460	$3,608,905	$141,822	$(1,934,531)	$7,353,226	$9,186,882	$317,346

See accompanying Notes to Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	($ in thousands)
Cash flows from operating activities
Net earnings	$1,130,778	$126,883	$890,201
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	178,031	160,002	119,513
Change in the fair value of equity securities	(506,769)	110,459	(709,695)
Net realized capital (gains) losses	(67,493)	(3,098)	6,551
Change in allowance for credit losses on available for sale securities	(2,077)	8,029	19,660
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	(300,361)	(79,149)	259,048
(Increase) decrease in premium balances receivable	(313,338)	(197,331)	(105,368)
(Increase) decrease in ceded unearned premiums	(151,514)	(63,745)	(26,921)
(Increase) decrease in deferred acquisition costs	8,364	(72,540)	(58,031)
(Increase) decrease in funds held under reinsurance agreements	160,271	(38,938)	(11,458)
Increase (decrease) in unearned premiums	195,453	417,890	299,092
Increase (decrease) in loss and loss adjustment expenses	1,387,009	1,042,267	(321,935)
Change in unrealized foreign currency exchange rate losses (gains)	85,778	(99,134)	(18,033)
Other, net	56,101	(274,761)	371,781
Net adjustments	729,455	909,951	(175,796)
Net cash provided by operating activities	1,860,233	1,036,834	714,405
Cash flows from investing activities
Purchases of debt securities	(6,737,728)	(6,721,073)	(6,726,809)
Purchases of equity securities	(1,092,926)	(1,974,625)	(520,961)
Sales of debt securities	3,582,319	4,042,915	3,645,307
Maturities and redemptions of debt securities	2,240,302	1,664,285	1,166,841
Sales of equity securities	633,111	1,659,234	2,296,371
Net (purchases) sales of short-term investments	(432,422)	208,263	(21,564)
Net (purchases) sales and maturities of commercial mortgage loans	194,379	15,967	(9,674)
(Purchases) sales of property and equipment	(59,651)	(37,519)	(47,572)
Purchases of affiliates and subsidiaries, net of cash acquired	(303,475)	(128,921)	(218,260)
Other, net	(33,039)	(12,973)	(40,218)
Net cash (used in) investing activities	(2,009,130)	(1,284,447)	(476,539)
Cash flows from financing activities
Repayment of senior notes	—	(307,095)	—
Treasury stock acquisitions	(290,521)	(194,762)	(144,422)
Proceeds from issuance of senior notes	493,195	499,335	—
Debt issue costs paid	(5,675)	(4,550)	—
Increase (decrease) in other debt	189,749	85,989	81,738
Cash dividends paid	—	(215,013)	—
Other, net	(82,178)	(27,912)	(40,530)
Net cash provided by (used in) financing activities	304,570	(164,008)	(103,214)
Effect of foreign exchange rate changes on cash	(19,149)	23,965	5,683
Net increase (decrease) in cash	136,524	(387,656)	140,335
Cash at beginning of period	791,442	1,179,098	1,038,763
Cash at end of period	$927,966	$791,442	$1,179,098

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$94,540	$91,832	$97,016
Income taxes paid	162,336	90,828	61,786

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
•
IPS-Integrated Project Services, LLC (“IPS”), a global provider of design, engineering, and related services to the biopharmaceutical and life sciences markets, and through its subsidiary, cost and project management services for clients in the data center, technology, and other sectors, headquartered in Blue Bell, Pennsylvania;
•
Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy company, headquartered in Sunrise, Florida;
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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2028), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. Accretion related to redemption values based on a specified formula are recorded as a component of net earnings attributable to noncontrolling interests, whereas accretion related to redemption values based on an independent fair market valuation are recorded as a component of contributed capital. Accretion may increase or decrease each period, however, the redeemable noncontrolling interest balance may not go below the initial balance established at the acquisition date. The following table presents the components of net earnings attributable to noncontrolling interests for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Accretion of redeemable noncontrolling interests	$23.5	$2.2	$8.8
Portion of net earnings attributable to noncontrolling interests	72.4	22.9	23.6
Total	$95.9	$25.1	$32.4

In addition, accretion reduced contributed capital by $5.3 million, $0.0 million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such accretion may be adjusted in the first quarter of 2022 as certain significant noncontrolling interest holders have the right to put their respective equity interests to Alleghany Capital. The difference between any actual payouts that may be negotiated and agreed, as compared to the carrying value of such noncontrolling interest holders, will be recorded as accretion and charged to contributed capital. As of December 31, 2021, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 22 percent; IPS - 18 percent; Jazwares – 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent.

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
•
Level 3: Valuations are based on techniques that use significant inputs that are unobservable. The valuation of Level 3 assets requires the greatest degree of judgment. These measurements may be made under circumstances in which there is little, if any, market activity for the asset. Alleghany’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, Alleghany considers factors specific to the asset. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assets classified as Level 3 principally include other asset-backed securities (primarily, collateralized loan obligations) and, to a lesser extent, U.S. and foreign corporate bonds (including privately issued securities) and commercial mortgage loans.

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

(h) Property and Equipment

Property and equipment is owned primarily by Alleghany Capital’s subsidiaries, and includes buildings, land, leasehold improvements, furniture, fixtures and computer hardware and software, as well as industrial and office machinery and equipment. Property and equipment is carried at cost, net of accumulated depreciation and amortization. Depreciation of buildings and equipment is principally calculated using the straight-line method over the estimated useful life of the respective assets. Estimated useful lives for such assets range from three to 20 years. Amortization of leasehold improvements is principally calculated using the straight-line method over the estimated useful life of the leasehold improvement or the life of the lease, whichever is less. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based on estimated, undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When required, impairment losses are recognized based on the excess of the asset’s carrying value over the estimated fair value of the asset.

Rental expense on operating leases is recorded on a straight-line basis over the term of the lease, regardless of the timing of actual lease payments. Maintenance and repairs that do not extend the useful lives of property and equipment is charged to expense as incurred.

All leases with terms of more than one year are recorded as lease liabilities and corresponding right-of-use assets, and are recorded as a component of other liabilities and other assets, respectively. Lease liabilities represents the present value of expected lease payments over the remaining lease term. Expected lease payments are specified in the lease contract over the stated term, including any options to extend or terminate that Alleghany is reasonably certain to exercise. Expected lease payments also include certain non-lease components, such as office cleanings, security and maintenance services provided by Alleghany’s lessors for certain of its leases.

See Note 12(b) for additional information on Alleghany’s leases.

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

With respect to goodwill, a qualitative assessment is first made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among other factors, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that the fair value of an operating subsidiary may be less than its carrying amount, a second step is taken, involving a comparison between the estimated fair value of the operating subsidiary with its respective carrying amount including goodwill. Under GAAP, fair value refers to the amount for which the entire operating subsidiary may be bought or sold. The methods for estimating the fair value of an operating subsidiary values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. All of these methods involve significant estimates and assumptions. If the carrying value exceeds estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the operating subsidiary exceeds its estimated fair value. Any resulting impairment loss recognized cannot exceed the total amount of goodwill associated with the operating subsidiary.

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

See Note 14 for additional information on Alleghany’s long-term compensation plans, which include stock-based compensation plans.

(n) Senior Notes and Other Debt

Debt consists of senior notes issued by Alleghany (the “Alleghany Senior Notes”), senior notes issued by TransRe (the “TransRe Senior Notes,” and together with the Alleghany Senior Notes, the “Senior Notes”) and other debt. Other debt consists primarily of borrowings at Alleghany Capital’s subsidiaries and is generally used to fund acquisitions and support working capital needs. The Senior Notes and other debt are carried at unpaid principal balance, including any unamortized premium or discount and any unamortized debt issuance costs.

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

(p) Product and Service Revenues and Other Operating Expenses

Product and service revenues relate primarily to manufactured products and services sold by Alleghany Capital’s subsidiaries. Products manufactured and sold by Alleghany Capital's subsidiaries primarily include fabricated steel, trailers, machine tools, funeral products and injection molded and thermoformed parts and multi-component assemblies, and products manufactured by third-parties primarily include toys. Services primarily include facility design, construction management, technical services and hotel management and development. Product and service revenues and related operating expenses arising from the sale of manufactured goods and services are generally recognized as the transfer of goods and services to customers takes place. Payment terms for products and services vary by the type of product or service offered. Product and service revenues reflect the payment or payments that are expected to be received from the customers for those goods and services. Other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include: (i) advertising and marketing costs; and (ii) finders’ fees, legal and accounting costs and other transaction-related expenses, all of which are recognized as incurred.

Product and service revenues and related operating expenses from manufactured products are generally recognized at the time title transfers to the customer, which typically occurs at the point of shipment or delivery to the customer, depending on the terms of the sales arrangement. For certain products, partial payment in the form of a deposit is required before the products are delivered to the customer and such deposits are recorded as a component of other liabilities. For certain manufactured products, customers are provided one or more of the following programs: (i) sales incentives; (ii) support for customer promotions; and (iii) allowances for returns or defective merchandise. Estimates for the cost of these programs are recorded as revenue adjustments that reduce revenue in the period the related sale is recognized.

Product and service revenues and related operating expenses from services are generally recognized as the services are performed. Services provided pursuant to a contract are recognized either over the contract period or upon completion of the elements specified in the contract, depending on the terms of the contract. Service revenues related to uncompleted facility construction projects are further recognized as the work progresses, which involve estimates of costs needed to complete the facilities, among other things. The cumulative impact of revisions in total cost estimates are reflected in the period in which these changes become known, including, to the extent required, the increase or reversal of profit recognized in prior periods. External factors, such as weather, changes in customer requirements and other factors outside of Alleghany’s control, may affect the progress and estimated cost of a project’s completion and, therefore, the timing and amount of recognition of revenues and income. Costs incurred on uncompleted contracts in excess of billings are recorded as a component of other assets and billings on uncompleted contracts in excess of costs incurred are recorded as a component of other liabilities. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.

For certain customer contracts in the technical service and hotel management businesses, construction-related costs and recurring hotel operating expenses that Alleghany Capital subsidiaries control and oversee as a principal are incurred and recognized as other operating expenses but are passed through to the customer and correspondingly recognized as product and service revenues.

Accounts receivable arising from product and service revenues are reported as a component of other assets and net of an allowance for credit losses. Such allowance reflects all expected credit losses over the remaining expected life of accounts receivable based on historical experience, current conditions and reasonable and supportable forecasts. In this regard, amounts outstanding, the current business environment, length of collection periods, the creditworthiness of the customer and other relevant factors are reviewed and considered on an ongoing basis. Alleghany Capital’s subsidiaries may obtain collateral held, letters of credit or credit insurance to back certain payment obligations. Amounts deemed to be uncollectible are written off against the allowance. Subsequent reversals in credit loss estimates are permitted and are recognized in earnings.

Most Alleghany Capital subsidiaries maintain product inventory assets. Inventories consist primarily of raw materials, work-in-process and finished goods. Inventories are valued using the first-in-first-out method, are stated at the lower of cost or net realizable value, and are reported as a component of other assets.

(q) Reclassification

Certain prior year amounts have been reclassified to conform to the 2021 presentation of the financial statements.

(r) Recent Accounting Standards

Recently Adopted - 2019

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on leases. Under this guidance, a lessee is required to recognize lease liabilities and corresponding right-of-use assets for leases with terms of more than one year, whereas under the prior guidance, a lessee was only required to recognize assets and liabilities for those leases qualifying as capital leases. This guidance also requires new disclosures about the amount, timing and uncertainty of cash flows arising from leases. The accounting by lessors remains largely unchanged. This guidance became effective in the first quarter of 2019 for public companies, with early adoption permitted. A modified retrospective transition approach was elected for all leases in existence as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Alleghany adopted this guidance in the first quarter of 2019, and the implementation did not have a material impact on its results of operations and financial condition. As part of its implementation, Alleghany elected to not separate lease components from non-lease components (such as office cleanings, security and maintenance services provided by Alleghany’s lessors for certain of its leases). Alleghany also elected the package of practical expedients under the transition guidance, which allowed Alleghany to not reevaluate existing lease classifications, among others. As of January 1, 2019, Alleghany’s adoption of this guidance resulted in recognition of an additional right-of-use asset of approximately $0.2 billion and a corresponding lease liability of $0.2 billion. See Note 12(b) for additional information on Alleghany’s leases.

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

In March 2020, the FASB issued guidance to expedite and simplify the accounting associated with the anticipated migration away from the widely-used London Inter-bank Offered Rate and other similar rates as benchmark interest rates (collectively, "LIBOR") after 2021. Under pre-existing GAAP, such modifications made to: (i) loans and certain other contracts would require re-assessments of the accounting for those contacts, such as whether they were extinguished and remeasured from an accounting perspective; and (ii) derivative contracts may cause a change in accounting, such as a possible dedesignation of hedge accounting. This new guidance largely eliminates these requirements as a result of this migration to one or more new benchmark rates and is generally applicable for contract modifications made prior to December 31, 2022. As a consequence, Alleghany will not recognize gains and losses during this benchmark interest rate transition period that would otherwise have arisen from accounting assessments and remeasurements. Alleghany adopted this guidance in March 2020 and the implementation did not have an impact on its results of operations and financial condition.

Certain of Alleghany's assets and liabilities bear interest on a LIBOR-based floating rate. Assets primarily include a small portion of Alleghany’s debt securities portfolio and certain of its commercial mortgage loans. Liabilities primarily include certain of Alleghany Capital’s borrowings. In general, the underlying contracts associated with these assets and liabilities contain appropriate LIBOR fallback provisions if LIBOR is no longer available and / or mature before the relevant LIBOR phase-out date.

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

In October 2021, the FASB issued guidance related to contract assets and liabilities recorded in a business combination. A contract asset is recorded when the amount of goods or services transferred to a customer exceed the amount received or receivable from the customer, and a contract liability is recorded when the amount received or receivable from a customer exceeds the amount of goods or services transferred to the customer. The guidance requires that the acquirer of a business determine and record a customer contract asset and / or liability it would have recorded if the acquirer had entered into the original contract with the customer at the same date and at the same terms as the acquiree using preexisting revenue recognition guidance. Under current guidance, contract assets and liabilities are recorded at acquisition date fair value. As a result of this guidance, the acquisition date recognition and measurement of customer contract assets and liabilities will likely be similar to the acquiree carrying values, and post-acquisition revenue recognition will likely be similar to what the acquiree would have recorded. This guidance is effective for public companies for business acquisitions completed on or after January 1, 2023, with early adoption permitted subject to certain conditions and requirements. Alleghany will adopt this guidance for business acquisitions completed on or after January 1, 2023 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Goodwill and Intangible Assets

The following table presents a rollforward of Alleghany’s goodwill and intangible assets by segment during 2021 and 2020:

	Goodwill				Intangible Assets
	Alleghany Capital Segment	Insurance Segment	Reinsurance Segment	Total	Alleghany Capital Segment	Insurance Segment	Reinsurance Segment	Total
	($ in millions)
Balance as of December 31, 2019	$465.2	$49.0	$8.8	$523.0	$542.4	$65.4	$78.2	$686.0
Acquired (1)	92.1	—	—	92.1	147.0	—	—	147.0
Amortization (2)	n/a	n/a	n/a	n/a	(43.4)	(1.0)	0.2	(44.2)
Other increase (decrease)	—	(0.9)	—	(0.9)	—	(1.3)	—	(1.3)
Balance as of December 31, 2020	557.3	48.1	8.8	614.2	646.0	63.1	78.4	787.5
Acquired (1)	139.4	—	—	139.4	189.4	—	—	189.4
Amortization (2)	n/a	n/a	n/a	n/a	(48.1)	(0.7)	(1.1)	(49.9)
Other increase (decrease)	—	—	—	—	—	(1.3)	(1.3)	(2.6)
Balance as of December 31, 2021	$696.7	$48.1	$8.8	$753.6	$787.3	$61.1	$76.0	$924.4

(1)
See description below for a summary of recent material acquisitions impacting goodwill and intangible assets.
(2)
See table below for additional information regarding amortization and useful lives by major class of intangible asset.

On October 14, 2021, IPS acquired the outstanding equity of Anchorbuoy Limited (with its subsidiaries, referred to as "Linesight"), for approximately $262.5 million U.S. dollar-equivalent, consisting of: (i) $98.6 million of cash from IPS (which includes a $97.4 million contribution from Alleghany); (ii) the issuance of certain noncontrolling interests in IPS, which were valued at $38.8 million and which increased the aggregate noncontrolling interests in IPS from approximately 15 percent to approximately 18 percent; and (iii) $125.1 million of U.S. dollar-equivalent incremental debt, which is denominated in Euro. Headquartered in Dublin, Ireland, Linesight is a global consultancy firm providing cost and project management, project controls, risk, scheduling, and procurement services for clients in the data center, technology and life sciences sectors, as well as other industries. In connection with the acquisition, Alleghany recorded $102.1 million of goodwill, $124.7 million of finite-lived intangible assets related to customer relationships and $15.5 million of indefinite-lived intangible assets related to trade names and trademarks. The acquisition-date consideration transferred and purchase price allocation to the acquired assets and liabilities of Linesight were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The acquisition accounting for Linesight is expected to be finalized later in 2022.

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

In addition to IPS's acquisition of Linesight and Jazwares’ acquisition of WCT, several subsidiaries of Alleghany Capital have made other recent acquisitions, including:

•
Acquisition made by Kentucky Trailer in 2019 of a controlling interest in a manufacturer of aluminum feed transportation equipment. Specifically, Kentucky Trailer acquired a company based in Birmingham, Alabama in July 2019;
•
Acquisition made by Jazwares in April 2020 of a controlling interest in a plush toy manufacturer based in Los Angeles, California (“Kelly Toy”);

•
Acquisitions made by PCT of a manufacturer of a provider of high-performance solid carbide end mills in June 2019 and a manufacturer of high-performance carbide end mills in March 2020;
•
An acquisition made by IPS in May 2019; and
•
Several acquisitions made by Wilbert in 2020 and 2021.

The following table presents the amount of goodwill and intangible assets, net of accumulated amortization expense, reported on Alleghany’s consolidated balance sheets as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)
	($ in millions)
Alleghany Capital(2)(3) - Goodwill	$696.7	$—	$696.7	$557.3	$—	$557.3
Alleghany Capital(3) - Intangible assets:
Trade name	245.3	5.2	240.1	218.2	2.7	215.5
License agreements	167.1	63.3	103.8	167.1	48.1	119.0
Customer relationships	520.1	100.9	419.2	357.8	72.4	285.4
Other	50.0	25.8	24.2	50.0	23.9	26.1
Total Alleghany Capital intangibles	982.5	195.2	787.3	793.1	147.1	646.0
Total Alleghany Capital goodwill and other intangibles	$1,679.2	$195.2	$1,484.0	$1,350.4	$147.1	$1,203.3

Insurance Segment(2) - Goodwill	$48.1	$—	$48.1	$48.1	$—	$48.1
Insurance Segment - Intangible assets:
Agency relationships	12.5	12.1	0.4	13.8	11.6	2.2
State insurance licenses	25.1	—	25.1	25.1	—	25.1
Trade name	35.5	—	35.5	35.5	—	35.5
Brokerage and reinsurance relationships	33.8	33.8	—	33.8	33.8	—
Renewal rights	24.9	24.8	0.1	24.9	24.6	0.3
Other	4.1	4.1	—	4.1	4.1	—
Total insurance segment intangibles	135.9	74.8	61.1	137.2	74.1	63.1
Total insurance segment goodwill and other intangibles	$184.0	$74.8	$109.2	$185.3	$74.1	$111.2

Reinsurance Segment(2) - Goodwill	$8.8	$—	$8.8	$8.8	$—	$8.8
Reinsurance Segment - Intangible assets:
Value of business in-force	291.4	291.4	—	291.4	291.4	—
Loss and LAE reserves	(98.8)	(90.9)	(7.9)	(98.8)	(88.6)	(10.2)
State and foreign insurance licenses	19.0	—	19.0	19.0	—	19.0
Trade name	50.0	—	50.0	50.0	—	50.0
Renewal rights	51.8	40.4	11.4	53.0	35.2	17.8
Leases	(25.8)	(25.8)	—	(25.8)	(23.7)	(2.1)
Other	15.1	11.6	3.5	15.1	11.2	3.9
Total reinsurance segment intangibles	302.7	226.7	76.0	303.9	225.5	78.4
Total reinsurance segment goodwill and other intangibles	$311.5	$226.7	$84.8	$312.7	$225.5	$87.2

Alleghany consolidated:
Goodwill	$753.6	$—	$753.6	$614.2	$—	$614.2
Intangible assets	1,421.1	496.7	924.4	1,234.2	446.7	787.5
Goodwill and other intangibles assets	$2,174.7	$496.7	$1,678.0	$1,848.4	$446.7	$1,401.7

(1)
Goodwill and intangible assets have been reduced by amounts written-down in prior periods, as applicable.
(2)
See Note 13 for additional information on Alleghany’s segments of business.
(3)
Represents goodwill and other intangible assets related to the acquisition of: (i) Jazwares on April 15, 2016 and its subsequent acquisitions; (ii) W&W|AFCO Steel on April 28, 2017 and its subsequent acquisition; (iii) Concord on October 1, 2018; (iv) PCT on April 26, 2012 and its subsequent acquisitions; (v) IPS on October 31, 2015 and its subsequent acquisitions; (vi) Kentucky Trailer on August 30, 2013 and its subsequent acquisitions; (vii) Wilbert on April 1, 2020 and its subsequent acquisitions; and (viii) WPS on May 10, 2021.

In most instances, trade names and state and foreign insurance licenses generally have an indefinite useful life. The economic useful lives of significant intangible assets are as follows: agency relationships — 15 years; brokerage and reinsurance relationships — 15 years; renewal rights — between 3 and 14 years; loss and LAE reserves — 15 years; leases — 10 years; license agreements — 8 years; and of customer relationships — between 5 and 18.5 years.

3. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$20,887.7	$20,887.7	$19,051.9	$19,051.9

Liabilities
Senior Notes and other debt(2)	$2,847.2	$3,157.9	$2,135.9	$2,468.7

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

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2021
Equity securities:
Common stock	$3,677.1	$2.1	$—	$3,679.2
Preferred stock	—	3.3	1.3	4.6
Total equity securities	3,677.1	5.4	1.3	3,683.8
Debt securities:
U.S. Government obligations	—	2,050.7	—	2,050.7
Municipal bonds	—	2,535.9	—	2,535.9
Foreign government obligations	—	854.9	—	854.9
U.S. corporate bonds	—	2,807.0	670.3	3,477.3
Foreign corporate bonds	—	1,049.7	177.2	1,226.9
Mortgage and asset-backed securities:
RMBS(1)	—	2,007.1	1.9	2,009.0
CMBS	—	905.9	—	905.9
Other asset-backed securities(2)	—	1,652.7	1,348.3	3,001.0
Total debt securities	—	13,863.9	2,197.7	16,061.6
Short-term investments	—	1,142.3	—	1,142.3
Other invested assets	—	—	—	—
Total investments (excluding equity method investments and loans)	$3,677.1	$15,011.6	$2,199.0	$20,887.7
Senior Notes and other debt	$—	$2,377.4	$780.5	$3,157.9

	Level 1	Level 2	Level 3	Total
		($ in millions)
As of December 31, 2020
Equity securities:
Common stock	$2,711.1	$3.5	$—	$2,714.6
Preferred stock	—	3.0	1.3	4.3
Total equity securities	2,711.1	6.5	1.3	2,718.9
Debt securities:
U.S. Government obligations	—	1,360.1	—	1,360.1
Municipal bonds	—	2,656.8	—	2,656.8
Foreign government obligations	—	879.5	—	879.5
U.S. corporate bonds	—	2,914.1	631.6	3,545.7
Foreign corporate bonds	—	1,133.6	189.5	1,323.1
Mortgage and asset-backed securities:
RMBS(1)	—	2,608.9	2.5	2,611.4
CMBS	—	884.5	5.8	890.3
Other asset-backed securities(2)	—	1,448.9	902.7	2,351.6
Total debt securities	—	13,886.4	1,732.1	15,618.5
Short-term investments	—	714.2	—	714.2
Other invested assets(3)	—	—	0.3	0.3
Total investments (excluding equity method investments and loans)	$2,711.1	$14,607.1	$1,733.7	$19,051.9
Senior Notes and other debt	$—	$1,911.8	$556.9	$2,468.7

(1)
Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)
Includes $1,320.4 million and $878.4 million of collateralized loan obligations as of December 31, 2021 and 2020, respectively.
(3)
Includes partnership investments accounted for at fair value and excludes investments accounted for using the equity method.

In 2021, Alleghany transferred into Level 3 $5.8 million of financial instruments, principally due to a decrease in observable inputs related to the valuation of such assets. Specifically, during 2021, there was an increase in the weight given to non-binding broker quotes and, as a result, there was a corresponding decrease in quoted prices for similar assets in active markets. All of the $5.8 million of transfers related to other asset-backed securities.

In 2021, Alleghany transferred out of Level 3 $48.2 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during 2021, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $48.2 million of transfers, $37.0 million related other asset-backed securities, $5.8 million related to CMBS, $3.7 million related to U.S. corporate bonds and $1.7 million related to foreign government obligations.

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

The following tables present reconciliations of the changes during 2021 and 2020 in Level 3 assets measured at fair value:

		Debt Securities
					Mortgage and asset - backed
Year Ended December 31, 2021	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2021	$1.3	$—	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	—	0.1	(0.1)	0.1	—	0.5	0.1	0.7
Other comprehensive income (loss)	—	—	(20.4)	(7.2)	(0.1)	—	8.3	—	(19.4)
Purchases	—	1.7	151.2	22.7	—	—	776.3	—	951.9
Sales	—	—	(0.2)	—	—	—	(12.4)	(0.4)	(13.0)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(88.3)	(27.7)	(0.6)	—	(295.9)	—	(412.5)
Transfers into Level 3	—	—	—	—	—	—	5.8	—	5.8
Transfers out of Level 3	—	(1.7)	(3.7)	—	—	(5.8)	(37.0)	—	(48.2)
Balance as of December 31, 2021	$1.3	$—	$670.3	$177.2	$1.9	$—	$1,348.3	$—	$2,199.0

		Debt Securities
					Mortgage and asset - backed
Year Ended December 31, 2020	Preferred Stock	Foreign Government Obligations	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2020	$2.0	$—	$605.0	$168.7	$1.9	$5.8	$856.7	$0.3	$1,640.4
Net realized/unrealized gains (losses) included in:
Net earnings(2)	(0.7)	—	(3.8)	0.1	—	—	(9.4)	—	(13.8)
Other comprehensive income (loss)	—	—	22.7	7.3	0.1	0.1	5.3	—	35.5
Purchases	—	—	56.4	32.0	0.9	—	196.4	—	285.7
Sales	—	—	(2.0)	(0.8)	—	—	(61.7)	—	(64.5)
Issuances	—	—	—	—	—	—	—	—	—
Settlements	—	—	(46.7)	(11.6)	(0.4)	(0.1)	(70.1)	—	(128.9)
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	(6.2)	—	—	(14.5)	—	(20.7)
Balance as of December 31, 2020	$1.3	$—	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7

(1)
Includes partnership and non-marketable equity investments accounted for at fair value.
(2)
There were no credit losses recorded in net earnings related to Level 3 instruments still held as of December 31, 2021 and 2020.

With respect to changes in Level 3 liabilities during 2021, the increase in senior notes and other debt reflects the impact of Piedmont's WPS acquisition and IPS's Linesight acquisition, as discussed above, partially offset by lower borrowings at other Alleghany Capital subsidiaries due to a decrease in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of December 31, 2021 and December 31, 2020, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

4. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of December 31, 2021 and 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(2)	Fair Value
	($ in millions)
As of December 31, 2021
Debt securities:
U.S. Government obligations	$2,039.7	$27.9	$(16.9)	$—	$2,050.7
Municipal bonds	2,412.7	127.3	(4.1)	—	2,535.9
Foreign government obligations	850.8	12.0	(7.9)	—	854.9
U.S. corporate bonds	3,336.9	159.2	(18.3)	(0.5)	3,477.3
Foreign corporate bonds	1,216.6	19.9	(9.6)	—	1,226.9
Mortgage and asset-backed securities:
RMBS	1,993.6	37.2	(21.8)	—	2,009.0
CMBS	879.8	28.3	(2.2)	—	905.9
Other asset-backed securities(1)	2,997.0	22.0	(18.0)	—	3,001.0
Total debt securities	15,727.1	433.8	(98.8)	(0.5)	16,061.6
Short-term investments	1,142.3	—	—	—	1,142.3
Total investments	$16,869.4	$433.8	$(98.8)	$(0.5)	$17,203.9

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses(2)	Fair Value
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$1,317.6	$44.0	$(1.5)	$—	$1,360.1
Municipal bonds	2,489.1	168.3	(0.6)	—	2,656.8
Foreign government obligations	846.6	33.4	(0.5)	—	879.5
U.S. corporate bonds	3,262.0	289.7	(3.5)	(2.5)	3,545.7
Foreign corporate bonds	1,268.3	55.6	(0.7)	(0.1)	1,323.1
Mortgage and asset-backed securities:
RMBS	2,533.6	78.3	(0.5)	—	2,611.4
CMBS	852.6	45.3	(7.6)	—	890.3
Other asset-backed securities(1)	2,328.7	47.6	(24.7)	—	2,351.6
Total debt securities	14,898.5	762.2	(39.6)	(2.6)	15,618.5
Short-term investments	714.2	—	—	—	714.2
Total investments	$15,612.7	$762.2	$(39.6)	$(2.6)	$16,332.7

(1)
Includes $1,320.4 million and $878.4 million of collateralized loan obligations as of December 31, 2021 and 2020, respectively.
(2)
See Note 1(r) for additional information regarding Alleghany’s adoption of new credit loss accounting guidance.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2021. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of December 31, 2021
Short-term investments due in one year or less	$1,142.3	$1,142.3
Mortgage and asset-backed securities(1)	5,870.4	5,915.9
Debt securities with maturity dates:
One year or less	624.2	628.7
Over one through five years	3,714.4	3,772.7
Over five through ten years	3,037.6	3,106.4
Over ten years	2,480.5	2,637.9
Total debt securities	$15,727.1	$16,061.6

(1)
Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Interest income	$397.7	$443.1	$499.5
Dividend income	79.4	28.0	37.9
Investment expenses	(26.5)	(28.6)	(28.9)
Partnerships and other investment results	89.8	48.4	41.7
Total	$540.4	$490.9	$550.2

As of December 31, 2021, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.6 billion in 2021, $1.7 billion in 2020 and $2.3 billion in 2019.

The following table presents changes in the fair value of equity securities for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Change in the fair value of equity securities sold during the period	$3.2	$(147.4)	$59.1
Change in the fair value of equity securities held at the end of the period	503.6	36.9	650.6
Change in the fair value of equity securities	$506.8	$(110.5)	$709.7

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $3.6 billion in 2021, $4.0 billion in 2020 and $3.6 billion in 2019.

Realized capital gains and losses for 2021, 2020 and 2019 primarily reflect the sale of debt securities, except as noted in the following table. The following table presents the amounts of gross realized capital gains and gross realized capital losses for 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	($ in millions)
Gross realized capital gains	$84.2	(1)	$134.6	(2)	$62.4
Gross realized capital losses	(16.8)		(131.5)	(3)	(68.9)	(4)
Net realized capital gains	$67.4		$3.1		$(6.5)

(1)
Gross realized capital gains in 2021 include a $3.1 million realized gain on the remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord (the "2021 Concord Remeasurement Gain").
(2)
Gross realized capital gains in 2020 include (i) a $15.0 million realized gain on a partial settlement and remeasurement of fair value of certain outstanding contingent consideration liabilities by Alleghany Capital in connection with its 2018 acquisition of Concord (the “2020 Concord Settlement Gain”); (ii) a gain of $16.3 million on April 1, 2020 in connection with Alleghany Capital’s acquisition of an additional approximately 55 percent of Wilbert that it did not previously own, and the remeasurement of its pre-existing approximately 45 percent equity ownership to estimated fair value (the “Wilbert Remeasurement Gain”); and (iii) a $5.0 million realized gain from a reduction of certain contingent consideration liabilities at the PCT-level in connection with its acquisition of a provider of high-performance solid carbide end mills in June 2019.
(3)
Gross realized capital losses in 2020 include (i) impairment charges of $76.0 million from write-downs of SORC oil field assets prior to SORC’s December 31, 2020 sale; and (ii) a $7.1 million realized loss as a result of an early redemption of debt (see Note 8 for additional information on this early redemption).
(4)
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

Change in allowance for credit losses on AFS securities in 2021 reflects a $2.1 million reduction of credit losses on AFS securities primarily from debt security sales.

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

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for 2021 and 2020:

	Year Ended December 31,
	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$2.6	$—
Beginning balance - cumulative effect of an accounting change	—	—
Provision for credit losses	(2.1)	8.0
Charge-offs	—	(5.4)
Recoveries	—	—
Ending balance	$0.5	$2.6

The gross unrealized investment losses for debt securities as of December 31, 2021 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of December 31, 2021 and 2020, was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of December 31, 2021.

The following table presents the ratings of Alleghany’s debt securities as of December 31, 2021:

	Ratings as of December 31, 2021
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$1.4	$2,049.3	$—	$—	$—	$2,050.7
Municipal bonds	219.0	1,756.3	469.2	83.3	8.1	2,535.9
Foreign government obligations	376.5	389.3	87.8	1.1	0.2	854.9
U.S. corporate bonds	13.9	165.6	1,442.9	1,485.1	369.8	3,477.3
Foreign corporate bonds	184.7	69.1	564.1	372.8	36.2	1,226.9
Mortgage and asset-backed securities:
RMBS	4.2	1,998.4	—	0.8	5.6	2,009.0
CMBS	324.2	355.4	218.6	7.7	—	905.9
Other asset-backed securities	1,282.1	761.0	477.3	451.6	29.0	3,001.0
Total debt securities	$2,406.0	$7,544.4	$3,259.9	$2,402.4	$448.9	$16,061.6
Percentage of debt securities, before allowance for credit losses	15.0%	47.0%	20.3%	14.9%	2.8%	100.0%

(1)
Consists of $140.8 million of securities rated BB / Ba, $203.5 million of securities rated B, $32.0 million of securities rated CCC, $0.5 million of securities rated CC, $3.1 million of securities rated below CC and $69.0 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities before an allowance for credit losses, grouped by duration of time in a continuous unrealized loss position, as of December 31, 2021 and 2020:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2021
Debt securities:
U.S. Government obligations	$1,196.3	$11.1	$122.1	$5.8	$1,318.4	$16.9
Municipal bonds	267.3	4.0	2.8	0.1	270.1	4.1
Foreign government obligations	350.0	5.3	73.2	2.6	423.2	7.9
U.S. corporate bonds	814.2	12.4	79.3	5.9	893.5	18.3
Foreign corporate bonds	460.6	8.3	34.6	1.3	495.2	9.6
Mortgage and asset-backed securities:
RMBS	1,072.8	20.5	50.7	1.3	1,123.5	21.8
CMBS	197.8	0.6	40.9	1.6	238.7	2.2
Other asset-backed securities	1,609.9	13.2	291.5	4.8	1,901.4	18.0
Total temporarily impaired securities	$5,968.9	$75.4	$695.1	$23.4	$6,664.0	$98.8

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2020
Debt securities:
U.S. Government obligations	$255.9	$1.5	$—	$—	$255.9	$1.5
Municipal bonds	36.2	0.6	—	—	36.2	0.6
Foreign government obligations	132.8	0.5	—	—	132.8	0.5
U.S. corporate bonds	168.5	3.5	2.4	—	170.9	3.5
Foreign corporate bonds	36.4	0.2	19.5	0.5	55.9	0.7
Mortgage and asset-backed securities:
RMBS	152.6	0.5	0.4	—	153.0	0.5
CMBS	133.5	7.6	3.8	—	137.3	7.6
Other asset-backed securities	547.9	13.4	533.9	11.3	1,081.8	24.7
Total temporarily impaired securities	$1,463.8	$27.8	$560.0	$11.8	$2,023.8	$39.6

As of December 31, 2021, Alleghany held a total of 1,644 debt securities that were in an unrealized loss position, of which 186 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to U.S. corporate bonds, U.S. Government bonds and other asset-backed securities.

(h) Statutory Deposits

Investments with fair values of approximately $2.3 billion as of December 31, 2021, the substantial majority of which were debt securities and equity securities, were deposited with governmental authorities as required by law.

(i) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of December 31, 2021 and 2020, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $156.4 million and $173.3 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(j) Investments in Commercial Mortgage Loans

As of December 31, 2021 and 2020, the carrying value of Alleghany’s commercial mortgage loan portfolio was $475.9 million and $670.2 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value of as December 31, 2021 and 2020. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of December 31, 2021, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of December 31, 2021. Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of December 31, 2021, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for 2021 and 2020:

	Year Ended December 31,
	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$1.4	$—
Beginning balance - cumulative effect of an accounting change	—	0.8
Provision for credit losses	(1.2)	0.6
Charge-offs	—	—
Recoveries	—	—
Ending balance	$0.2	$1.4

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and LAE liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of December 31, 2021 and 2020 are presented in the table below:

	As of December 31,
	2021	2020
	($ in millions)
Reinsurance recoverables on paid losses	$173.1	$85.3
Ceded outstanding loss and LAE	2,026.1	1,703.7
Reinsurance recoverables, before allowance for credit losses	2,199.2	1,789.0
Allowance for credit losses	(3.2)	(7.9)
Total	$2,196.0	$1,781.1

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of its reinsurers as of December 31, 2021:

Reinsurer(1)	Rating(2)	Amount	Percentage
		($ in millions)
Syndicates at Lloyd's of London	A (Excellent)	$154.5	7.0%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	154.3	7.0%
PartnerRe Ltd	A (Excellent)	142.7	6.5%
RenaissanceRe Holdings Ltd	A+ (Superior)	135.5	6.2%
Fairfax Financial Holdings Ltd	A (Excellent)	124.4	5.7%
Swiss Reinsurance Company	A+ (Superior)	99.2	4.5%
Integral Reinsurance Ltd.(3)	not rated	97.4	4.4%
Chubb Ltd.	A++ (Superior)	79.3	3.6%
W.R. Berkley Corporation	A+ (Superior)	77.0	3.5%
SiriusPoint Ltd.	A- (Excellent)	73.6	3.3%
All other reinsurers		1,061.3	48.3%
Total reinsurance recoverables, before allowance for credit losses(4)		2,199.2	100.0%
Allowance for credit losses		(3.2)
Total		$2,196.0
Secured reinsurance recoverables(3)		$967.7	44.0%

(1)
Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)
Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)
Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)
Approximately 66 percent of Alleghany’s reinsurance recoverables balance as of December 31, 2021 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for 2021 and 2020:

	Year Ended December 31,
	2021	2020
	($ in millions)
Allowance for Credit Losses
Beginning balance	$7.9	$—
Beginning balance - cumulative effect of an accounting change	—	3.3
Provision for credit losses	(4.7)	4.6
Charge-offs	—	—
Recoveries	—	—
Ending balance	$3.2	$7.9

Reinsured loss and LAE ceded included in Alleghany’s consolidated statements of earnings were $866.6 million, $562.7 million and $407.7 million for 2021, 2020 and 2019, respectively.

(c) Premiums Written and Earned

The following table presents property and casualty premiums written and earned for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Gross premiums written – direct	$2,704.3	$2,214.6	$1,800.3
Gross premiums written – assumed	5,834.5	5,114.8	4,856.1
Ceded premiums written	(1,389.4)	(985.0)	(904.7)
Net premiums written	$7,149.4	$6,344.4	$5,751.7
Gross premiums earned – direct	$3,005.7	$2,370.4	$2,114.1
Gross premiums earned – assumed	5,364.8	4,582.9	4,268.8
Ceded premiums earned	(1,272.8)	(953.1)	(904.8)
Net premiums earned	$7,097.7	$6,000.2	$5,478.1

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2021. Both programs were renewed on May 1, 2021 with substantially similar terms as the expired programs. RSUI reinsures certain portions of its casualty lines of business utilizing various quota share treaties and facultative placements.

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

6. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE in 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Reserves as of January 1	$12,970.6	$11,928.4	$12,250.3
Less: reinsurance recoverables(1)	1,703.7	1,583.9	1,857.4
Net reserves as of January 1	11,266.9	10,344.5	10,392.9

Other adjustments	0.1	(4.0)	(2.3)

Incurred loss and LAE, net of reinsurance, related to:
Current year	5,084.6	4,559.9	3,871.1
Prior years	(249.7)	(220.8)	(184.7)
Total incurred loss and LAE, net of reinsurance	4,834.9	4,339.1	3,686.4

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	1,032.8	931.7	884.6
Prior years	2,655.9	2,571.8	2,839.9
Total paid loss and LAE, net of reinsurance	3,688.7	3,503.5	3,724.5

Foreign currency exchange rate effect	(81.7)	90.8	(8.0)

Net reserves as of December 31	12,331.5	11,266.9	10,344.5
Reinsurance recoverables as of December 31(1)	2,026.1	1,703.7	1,583.9
Reserves as of December 31	$14,357.6	$12,970.6	$11,928.4

(1)
Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)
Includes paid loss and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of December 31, 2021 increased from December 31, 2020, primarily reflecting the impact of growing net premiums earned and catastrophe losses incurred in 2021, partially offset by payments on catastrophe losses incurred in prior years and favorable prior accident year loss reserve development. The 2021 catastrophe losses, net of reinsurance, include $268.7 million from Hurricane Ida in August and early September 2021, $252.8 million, related to Winter Storm Uri and other storms in February 2021, primarily in Texas, $125.2 million from severe flooding in Northwestern and Central Europe in July 2021 and $18.5 million in December 2021 from the Midwest Tornadoes, primarily in Kentucky.

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

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development for 2021, 2020 and 2019:

	Year Ended December,
	2021		2020		2019
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events (excluding Pandemic)	$(35.5)	(1)	$(43.3)	(2)	$(6.8)	(3)
Pandemic	62.6		-		-
Non-catastrophe	(50.9)	(4)	(33.6)	(5)	(39.4)	(6)
Total	(23.8)		(76.9)		(46.2)
Casualty & specialty:
Catastrophe events (excluding Pandemic)	(0.4)		(5.9)		(4.4)
Pandemic	(48.9)		—		—
Non-catastrophe	(176.5)	(7)	(124.1)	(8)	(145.2)	(9)
Total	(225.8)		(130.0)		(149.6)
Total Reinsurance Segment	(249.6)		(206.9)		(195.8)

Insurance Segment
RSUI:
Casualty	5.0	(10)	1.8	(11)	(16.3)	(12)
Property and other	(11.1)	(13)	(14.6)	(14)	(1.2)	(15)
Total	(6.1)		(12.8)		(17.5)
CapSpecialty:
Ongoing lines of business	6.1	(16)	(2.0)	(17)	26.1	(18)
Terminated Program(19)	(0.1)		0.9		3.0
Asbestos-related illness and environmental impairment liability	—		—		(0.5)
Total	6.0		(1.1)		28.6
Total incurred related to prior years	$(249.7)		$(220.8)		$(184.7)

(1)
Primarily reflects favorable prior accident year loss reserve development related to catastrophic events in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Laura and Sally in the 2020 accident year.
(2)
Primarily reflects favorable prior accident year loss reserve development related to Typhoon Hagibis in the 2019 accident year and wildfires in California in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Irma in the 2017 accident year and Typhoon Faxai in the 2019 accident year.
(3)
Primarily reflects favorable prior accident year loss reserve development related to wildfires in California in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Typhoon Jebi in the 2018 accident year and Hurricane Irma in the 2017 accident year.
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
(7)
Primarily reflects favorable prior accident year loss reserve development in the shorter-tailed lines of business in the 2020 accident year and in both the longer- and shorter-tailed lines of business in the 2015 and earlier accident years, partially offset by unfavorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 to 2018 accident years.
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
(10)
Primarily reflects unfavorable prior accident year loss reserve development in the directors’ and officers’ liability lines of business in the 2012 and 2014 accident years and, to a lesser extent, the general liability and binding authority lines of business in earlier accident years, partially offset by favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2005 through 2015 accident years.
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
(13)
Primarily reflects favorable prior accident year loss reserve development related to losses not classified as catastrophes in recent accident years and, to a lesser extent, catastrophes in the 2017, 2018 and 2019 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.

(14)
Primarily reflects favorable prior accident year loss reserve development related to U.S. catastrophe losses in the 2018 accident year and, to a lesser extent, favorable prior accident year loss reserve development related to the assumed property reinsurance lines of business from catastrophe losses in the 2019 and 2018 accident years.
(15)
Primarily reflects favorable prior accident year loss reserve development related to Superstorm Sandy in the 2012 accident year, Hurricanes Florence and Michael in the 2018 accident year and Hurricanes Harvey and Maria in the 2017 accident year, partially offset by unfavorable prior accident year loss reserve development related to assumed property reinsurance lines of business from both catastrophe and non-catastrophe losses in the 2018 accident year.
(16)
Primarily reflects unfavorable prior accident year loss reserve development in the healthcare, construction liability and other casualty lines of business in the 2015 through 2017 accident years.
(17)
Primarily reflects favorable prior accident year loss reserve development in the surety lines of business in recent accident years.
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

(c) Information on Incurred and Paid Loss and LAE Development

The following is information about incurred and paid loss and LAE development, net of reinsurance. The information for the years ended December 31, 2012 through 2020 is unaudited and is provided as supplementary information. Information is also included for the portion of unpaid loss and LAE, net of reinsurance recoverables, that relate to IBNR and, for the insurance segment, the cumulative number of reported insurance claims. For the reinsurance segment, reported insurance claim information is generally not received from the cedants, and such information is therefore impracticable to disclose.

Reinsurance Segment

Property

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2021
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR
	($ in millions)
2012	$697.2	$579.1	$530.3	$495.6	$478.1	$469.4	$462.5	$460.3	$454.9	$456.1	$—
2013		501.2	470.6	444.6	422.1	406.8	403.6	398.1	394.7	394.0	—
2014			496.4	464.8	451.3	435.2	429.8	425.1	419.7	416.2	—
2015				368.8	332.0	320.6	306.3	301.9	297.9	295.5	1.4
2016					684.1	647.2	596.7	587.9	577.8	578.1	2.6
2017						1,174.6	1,179.5	1,148.3	1,127.7	1,114.8	20.2
2018							1,152.7	1,169.4	1,147.8	1,116.8	49.1
2019								988.7	981.5	972.2	56.0
2020									1,207.5	1,253.5	297.1
2021										1,468.1	640.3
Total Incurred Loss and LAE for the 2012 through 2021 accident years										$8,065.3

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
	($ in millions)
2012	$90.3	$268.9	$377.8	$416.7	$438.0	$448.0	$451.2	$460.1	$461.1	$466.6
2013		113.1	277.4	361.0	389.8	396.7	399.7	401.4	403.0	403.9
2014			109.4	297.6	360.0	382.9	394.0	397.3	398.4	399.4
2015				96.0	217.7	278.3	303.1	307.6	308.8	311.9
2016					210.5	429.8	504.8	535.1	552.2	563.9
2017						324.5	818.5	977.9	1,023.0	1,039.9
2018							309.5	811.8	944.2	1,002.3
2019								265.1	645.5	793.2
2020									301.1	732.1
2021										413.5
Cumulative Paid Loss and LAE for the 2012 through 2021 accident years										$6,126.7

Total incurred loss and LAE for the 2012 through 2021 accident years										$8,065.3
Cumulative paid loss and LAE for the 2012 through 2021 accident years										6,126.7
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2012										19.7
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2021										$1,958.3

Reinsurance Segment

Casualty & specialty – Longer-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2021
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR
	($ in millions)
2012	$877.5	$877.5	$875.9	$860.8	$833.1	$829.8	$832.4	$826.4	$819.7	$802.3	$60.9
2013		798.6	802.2	799.2	777.5	776.7	783.0	767.4	740.5	726.8	100.8
2014			801.8	791.1	794.3	793.9	790.3	784.8	771.7	764.0	126.2
2015				794.8	799.0	797.0	793.7	799.1	799.6	798.2	123.0
2016					776.7	776.8	787.4	807.8	842.2	862.9	126.0
2017						764.4	765.7	783.4	800.1	824.0	180.3
2018							727.3	741.6	752.5	767.4	279.5
2019								759.7	761.6	765.4	415.2
2020									978.1	952.4	729.1
2021										1,239.9	1,124.0
Total Incurred Loss and LAE for the 2012 through 2021 accident years										$8,503.3

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
	($ in millions)
2012	$46.9	$106.8	$201.1	$316.6	$435.7	$521.3	$587.0	$624.4	$648.7	$677.8
2013		22.2	85.1	176.6	296.4	378.0	452.7	494.6	528.5	558.8
2014			29.8	107.5	229.6	342.9	444.7	522.7	580.6	619.2
2015				32.2	100.4	205.0	325.8	455.8	536.5	595.9
2016					34.8	121.8	242.9	370.0	491.1	573.6
2017						34.0	110.6	221.8	347.5	447.9
2018							33.0	104.6	206.7	324.7
2019								29.0	99.7	202.5
2020									47.2	127.6
2021										48.3
Cumulative Paid Loss and LAE for the 2012 through 2021 accident years										$4,176.3

Total incurred loss and LAE for the 2012 through 2021 accident years										$8,503.3
Cumulative paid loss and LAE for the 2012 through 2021 accident years										4,176.3
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2012										793.5
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2021										$5,120.5

(1)
Represents the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; and medical malpractice.

Reinsurance Segment

Casualty & specialty – Shorter-Tailed Lines of Business(1)

	Incurred Loss and LAE, Net of Reinsurance										As of
	Year Ended December 31,										December 31, 2021
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR
	($ in millions)
2012	$1,022.3	$1,059.9	$1,056.8	$1,005.5	$983.9	$958.9	$948.4	$941.4	$933.9	$929.9	$6.4
2013		850.8	868.8	838.4	823.4	804.1	790.3	780.7	769.6	764.5	9.2
2014			850.4	833.0	808.8	784.3	772.4	755.0	752.5	740.8	15.2
2015				763.4	768.6	784.0	798.4	776.7	776.2	771.9	17.0
2016					1,118.0	1,124.4	1,111.6	1,100.3	1,092.6	1,085.2	25.7
2017						1,095.9	1,046.3	1,026.9	994.5	989.0	49.0
2018							1,255.4	1,266.1	1,270.7	1,267.3	89.2
2019								1,408.6	1,411.8	1,400.7	159.8
2020									1,408.2	1,335.1	325.8
2021										1,333.1	729.0
Total Incurred Loss and LAE for the 2012 through 2021 accident years										$10,617.5

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
	($ in millions)
2012	$354.8	$614.5	$740.0	$792.7	$828.3	$846.5	$860.2	$871.4	$876.1	$880.3
2013		265.4	523.5	613.3	663.0	685.5	704.9	717.5	723.9	730.7
2014			251.2	421.1	523.3	572.9	604.6	627.8	636.8	647.8
2015				218.5	409.1	518.7	577.7	629.1	653.2	669.5
2016					367.2	685.6	828.7	921.3	973.8	1,002.0
2017						342.8	639.1	793.5	867.6	909.8
2018							397.9	774.4	952.2	1,033.3
2019								462.0	881.3	1,051.3
2020									418.0	810.7
2021										411.4
Cumulative Paid Loss and LAE for the 2012 through 2021 accident years										$8,146.8

Total incurred loss and LAE for the 2012 through 2021 accident years										$10,617.5
Cumulative paid loss and LAE for the 2012 through 2021 accident years										8,146.8
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2012										151.6
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2021										$2,622.3

(1)
Primarily represents the following reinsurance lines of business: ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.

Insurance Segment

RSUI - Property

											As of December 31, 2021
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR	Reported Claims(1)
	($ in millions)
2012	$270.9	$262.5	$258.6	$256.1	$235.1	$236.1	$235.5	$228.3	$228.4	$228.2	$0.8	2,313
2013		157.3	157.2	150.4	152.1	152.4	152.5	154.3	154.4	153.5	1.1	2,395
2014			170.7	166.2	155.9	153.7	153.8	153.6	153.4	153.3	1.1	3,094
2015				140.5	136.1	142.6	141.3	140.1	140.2	140.4	1.5	3,004
2016					181.4	170.5	172.9	173.9	175.3	175.1	2.4	3,368
2017						330.7	306.5	304.1	300.0	296.7	10.6	3,696
2018							259.9	265.7	256.7	237.0	9.6	3,071
2019								204.3	200.9	205.1	13.9	3,343
2020									357.2	365.4	40.6	4,257
2021										341.5	80.6	3,193
Total Incurred Loss and LAE for the 2012 through 2021 accident years										$2,296.2

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
	($ in millions)
2012	$62.0	$157.5	$181.9	$193.5	$202.4	$216.2	$216.7	$219.2	$219.4	$222.5
2013		72.7	118.7	134.0	141.1	144.0	148.7	151.5	151.8	152.1
2014			93.2	133.8	145.0	148.8	150.3	151.3	151.6	151.9
2015				70.8	106.9	120.0	129.8	136.5	138.0	138.5
2016					72.0	127.1	147.1	161.2	167.3	169.8
2017						88.6	213.3	253.3	267.3	278.5
2018							62.3	175.1	202.9	216.1
2019								79.8	145.8	167.1
2020									118.8	251.2
2021										137.2
Cumulative Paid Loss and LAE for the 2012 through 2021 accident years										$1,885.0

Total incurred loss and LAE for the 2012 through 2021 accident years										$2,296.2
Cumulative paid loss and LAE for the 2012 through 2021 accident years										1,885.0
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2012										4.3
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2021										$415.5

(1)
Represents claims reported by insured claimants.

Insurance Segment

RSUI - Casualty

											As of December 31, 2021
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR	Reported Claims(1)
	($ in millions)
2012	$226.3	$226.3	$230.3	$242.8	$238.9	$233.8	$231.9	$221.8	$210.2	$213.4	$12.3	7,726
2013		264.8	264.8	277.6	280.1	279.0	273.5	269.6	261.4	263.7	30.1	8,791
2014			292.0	322.7	321.1	322.4	320.3	310.9	300.3	301.7	29.7	10,293
2015				300.2	300.2	304.2	302.2	291.4	289.8	283.6	54.9	9,489
2016					290.7	293.7	301.3	312.0	317.5	317.8	56.7	9,110
2017						282.5	286.4	299.1	311.1	309.7	79.2	9,073
2018							290.0	301.5	310.0	312.8	95.8	9,441
2019								316.9	332.2	332.2	171.9	8,792
2020									393.9	393.9	291.5	7,690
2021										470.2	430.8	6,909
Total Incurred Loss and LAE for the 2012 through 2021 accident years										$3,199.0

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
	($ in millions)
2012	$6.8	$38.4	$96.0	$125.5	$144.0	$159.3	$166.7	$176.1	$178.5	$180.2
2013		10.1	50.0	103.4	146.2	176.6	191.3	203.9	212.9	222.8
2014			13.0	69.5	130.1	179.1	206.5	234.6	249.1	259.7
2015				9.0	47.3	96.6	129.2	176.5	196.2	207.3
2016					13.7	69.2	123.6	197.8	220.8	239.1
2017						9.4	63.6	115.6	163.1	196.2
2018							13.0	70.4	116.8	165.6
2019								12.9	57.9	104.2
2020									12.6	45.7
2021										10.2
Cumulative Paid Loss and LAE for the 2012 through 2021 accident years										$1,631.0

Total incurred loss and LAE for the 2012 through 2021 accident years										$3,199.0
Cumulative paid loss and LAE for the 2012 through 2021 accident years										1,631.0
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2012										80.4
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2021										$1,648.4

(1)
Represents claims reported by insured claimants.

Insurance Segment

CapSpecialty(1)

											As of December 31, 2021
	Incurred Loss and LAE, Net of Reinsurance											Cumulative
	Year Ended December 31,											Number of
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021	IBNR	Reported Claims(2)
	($ in millions)
2012	$72.7	$71.8	$66.2	$69.3	$69.7	$68.7	$68.8	$69.1	$69.1	$68.9	$0.3	5,269
2013		78.7	81.4	85.2	84.4	87.2	88.6	87.4	87.4	88.1	1.1	5,181
2014			102.8	102.7	101.0	100.2	98.6	97.6	97.7	99.0	1.4	6,050
2015				111.0	111.8	109.2	109.7	112.4	115.2	118.0	3.3	5,666
2016					129.4	132.4	132.7	135.0	133.4	136.7	4.4	6,297
2017						147.3	143.7	157.6	156.2	159.9	9.7	6,561
2018							164.1	173.3	176.5	180.9	22.3	6,848
2019								193.0	188.9	185.4	58.4	6,171
2020									214.9	209.5	116.8	4,917
2021										231.7	183.7	4,616
Total Incurred Loss and LAE for the 2012 through 2021 accident years										$1,478.1

	Paid Loss and LAE, Net of Reinsurance
	Year Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020 (unaudited)	2021
	($ in millions)
2012	$18.6	$38.6	$46.9	$57.2	$63.3	$65.0	$66.5	$67.7	$67.7	$68.2
2013		23.4	48.0	62.0	69.6	78.6	84.5	85.3	86.1	86.5
2014			34.0	56.3	71.9	83.1	89.8	93.1	94.2	95.1
2015				30.9	57.4	73.5	88.8	101.1	106.7	110.5
2016					30.3	64.0	86.6	106.1	116.3	123.2
2017						30.1	65.6	95.1	116.1	126.6
2018							31.7	72.4	102.1	130.4
2019								29.8	62.5	88.5
2020									27.8	60.9
2021										26.1
Cumulative Paid Loss and LAE for the 2012 through 2021 accident years										$916.0

Total incurred loss and LAE for the 2012 through 2021 accident years										$1,478.1
Cumulative paid loss and LAE for the 2012 through 2021 accident years										916.0
Unpaid loss and LAE, net of reinsurance recoverables, for accident years prior to 2012										4.4
Unpaid loss and LAE, net of reinsurance recoverables, as of December 31, 2021										$566.5

(1)
The vast majority of the CapSpecialty’s loss and LAE reserves relate to its casualty lines of business.
(2)
Represents claims reported by insured claimants.

Loss and LAE Reserve Summary and Reconciliation to Consolidated Balance Sheet

	Unpaid loss and LAE as of December 31, 2021(1)
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment:
Property	$2,599.4	$641.1	$1,958.3
Casualty & specialty - Longer-Tailed Lines of Business	5,264.9	144.4	5,120.5
Casualty & specialty - Shorter-Tailed Lines of Business	2,883.9	261.6	2,622.3
	10,748.2	1,047.1	9,701.1

Insurance Segment:
RSUI - Property	617.0	201.5	415.5
RSUI - Casualty	2,399.2	750.8	1,648.4
RSUI	3,016.2	952.3	2,063.9

CapSpecialty	669.8	103.3	566.5
	3,686.0	1,055.6	2,630.4

Eliminations	(76.6)	(76.6)	—
Total	$14,357.6	$2,026.1	$12,331.5

(1)
Includes unallocated LAE, which aggregate to 1.0 percent of gross loss and LAE reserves as of December 31, 2021. Net loss and LAE reserves by component are shown in the preceding tables, and consolidated gross loss and LAE reserves is presented in the consolidated balance sheets.

(d) Supplementary Information on Historical Loss and LAE Duration (Unaudited)

The following table presents supplemental information about average historical loss and LAE duration, net of reinsurance, as of December 31, 2021.

	Average Annual Percentage Payout of Loss and LAE Incurred, Net of Reinsurance
	As of December 31, 2021
Years	1	2	3	4	5	6	7	8	9	10
Reinsurance Segment:
Property	28.0%	40.9%	16.9%	6.3%	2.5%	1.2%	0.6%	0.9%	0.2%	1.2%
Casualty & specialty - Longer-Tailed Lines of Business	4.2%	9.0%	13.5%	15.2%	13.6%	10.2%	7.2%	4.8%	3.6%	3.6%
Casualty & specialty - Shorter-Tailed Lines of Business	33.0%	28.6%	13.5%	7.0%	4.5%	2.7%	1.6%	1.2%	0.7%	0.5%

Insurance Segment:
RSUI - Property	34.7%	13.9%	6.1%	3.1%	2.5%	0.8%	0.6%	0.1%	0.2%	1.3%
RSUI - Casualty	14.4%	17.8%	17.3%	13.0%	10.7%	6.3%	5.1%	3.6%	3.9%	1.9%
CapSpecialty	19.1%	21.6%	15.6%	13.3%	8.2%	4.6%	1.9%	1.1%	0.3%	0.7%

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

There were no borrowings under the Credit Agreement in 2021, 2020 and 2019 and there were no outstanding borrowings under the Credit Agreement as of December 31, 2021.

In addition to the Credit Agreement, several of Alleghany Capital’s subsidiaries have credit agreements with third-party financial institutions. Any borrowings under such agreements are not guaranteed by Alleghany or Alleghany Capital. See Note 8(c) for information on the borrowings arising from these credit agreements.

8. Debt

(a)
Alleghany Senior Notes

On August 13, 2021, Alleghany completed a public offering of $500.0 million aggregate principal amount of its 3.250% senior notes due on August 15, 2051 (the “2051 Senior Notes”). The 2051 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2051 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing February 15, 2022. The terms of the 2051 Senior Notes permit redemption prior to maturity. The indenture under which the 2051 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on the capital stock of AIHL, TransRe or RSUI. The 2051 Senior Notes were issued at approximately 98.6 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $487.5 million, and an effective yield of approximately 3.32 percent. Approximately $5.7 million of underwriting discount, commissions and other expenses were recorded as deferred charges, which are amortized over the life of the 2051 Senior Notes. Alleghany intends to use the net proceeds of this offering for general corporate purposes, which may include the repayment at maturity of the 4.95% senior notes due June 27, 2022 (the “2022 Senior Notes”), which are further described below.

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

On June 26, 2012, Alleghany completed a public offering of $400.0 million aggregate principal amount of its 2022 Senior Notes. The 2022 Senior Notes are unsecured and unsubordinated general obligations of Alleghany. Interest on the 2022 Senior Notes is payable semi-annually on June 27 and December 27 of each year. The terms of the 2022 Senior Notes permit redemption prior to their maturity. The indenture under which the 2022 Senior Notes were issued contains covenants that impose conditions on Alleghany’s ability to create liens on, or engage in sales of, the capital stock of AIHL, TransRe or RSUI. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million and an effective yield of approximately 5.05 percent.

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

(c)
Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $780.5 million and $556.9 million as of December 31, 2021 and 2020, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of December 31, 2021, the $780.5 million includes:

•
$349.2 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its acquisition of WCT in 2019 and its acquisition of Kelly Toy in 2020;
•
$162.9 million of borrowings by IPS under its available credit facility and term loans, including approximately $125 million of U.S. dollar-equivalent Euro based borrowings incurred from its acquisition of Linesight in 2021;
•
$83.5 million of borrowings by W&W|AFCO Steel under its available credit facilities;
•
$73.4 million of borrowings by Wilbert under its available credit facility and term loans;
•
$55.3 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its acquisitions of a controlling interest in two manufacturers of aluminum feed transportation equipment in 2018 and 2019, and borrowings under its available credit facilities;
•
$31.8 million of term loans at Piedmont primarily related to borrowings to finance the acquisition of WPS in 2021; and
•
$24.4 million of term loans at PCT primarily related to borrowings to finance the acquisition of a waterjet orifice and nozzle manufacturer in 2016 and the acquisition of a consumable cutting tool manufacturer in 2019;

None of the above liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

9. Income Taxes

The following table presents income tax expense (benefit) for 2021, 2020 and 2019:

	Federal	State	Foreign	Total
	($ in millions)
Year ended December 31, 2021
Current	$141.6	$16.2	$36.3	$194.1
Deferred	88.2	(0.3)	(0.1)	87.8
	$229.8	$15.9	$36.2	$281.9

Year ended December 31, 2020
Current	$6.9	$9.7	$58.3	$74.9
Deferred	(45.8)	0.8	0.8	(44.2)
	$(38.9)	$10.5	$59.1	$30.7

Year ended December 31, 2019
Current	$87.9	$12.0	$70.8	$170.7
Deferred	62.9	0.5	(0.7)	62.7
	$150.8	$12.5	$70.1	$233.4

Earnings (losses) before income taxes from domestic operations were $1,208.7 million, ($21.0) million and $952.4 million in 2021, 2020 and 2019, respectively. Earnings before income taxes from foreign operations were $204.0 million, $178.6 million and $171.2 million in 2021, 2020 and 2019, respectively. Foreign tax expense was primarily attributable to the U.K., Canada and France. Alleghany treats taxes due on U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as a current-period expense when incurred.

The following table presents the difference between the federal income tax rate and the effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Federal income tax rate	21.0%	21.0%	21.0%
Foreign tax expense reduced by foreign tax credits	0.6	6.9	0.4
Income subject to dividends-received deduction	(0.3)	(1.3)	(0.3)
Tax-exempt interest	(0.7)	(6.0)	(1.0)
State taxes, net of federal tax benefit	0.9	4.9	0.9
Prior period adjustment	(0.1)	(2.6)	0.2
Other, net (1)	(1.4)	(3.4)	(0.4)
Effective tax rate	20.0%	19.5%	20.8%

_____________________________________

(1)
For 2021, includes the benefit from non-controlling interests, various general business tax credits, partially offset by disallowed expense deductions primarily related to certain executive compensation paid in 2021. For 2020, includes various general business credits and tax benefits resulting from corporate acquisitions and dispositions, partially offset by disallowed expense deductions primarily related to certain executive compensation paid in 2020.

The higher effective tax rate in 2021 compared with 2020 primarily reflects higher earnings before income taxes and the resulting decrease from the impact of permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis.

The lower effective tax rate in 2020 compared with 2019 primarily reflects lower earnings before income taxes and the resulting increase from the impact of these permanent tax benefits when expressed on an effective tax rate basis.

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	($ in millions)
Deferred tax assets:
Loss and LAE reserves	$144.5	$132.3
Foreign tax credit carry forward	59.2	74.1
Compensation accruals	99.7	87.5
Unearned premiums	114.1	112.2
Allowance for credit losses on available for sale securities	5.2	5.7
State net operating loss carry forward	13.2	12.5
Other	97.8	98.0
Gross deferred tax assets before valuation allowance	533.7	522.3
Valuation allowance	(12.9)	(12.5)
Gross deferred tax assets	520.8	509.8

Deferred tax liabilities:
Net unrealized gains on investments	308.4	294.7
Deferred acquisition costs	127.0	128.4
Purchase accounting adjustments	11.2	11.7
Other	131.2	118.5
Gross deferred tax liabilities	577.8	553.3

Net deferred tax (liabilities) assets	$(57.0)	$(43.5)

Other deferred tax assets include significant amounts of foreign currency exchange losses. Our foreign tax credit carry forwards begin to expire in 2028. A valuation allowance is provided against deferred tax assets when, in the opinion of management, it is more likely than not that a portion of the deferred tax asset will not be realized. As of December 31, 2021 and 2020, Alleghany recognized $13.2 million and $12.5 million, respectively, of deferred tax assets for certain state net operating and capital loss carryovers, and a valuation allowance of $12.9 million and $12.5 million, respectively, has been established against these deferred tax assets as Alleghany does not currently anticipate it will generate sufficient income in these states to absorb such loss carryovers.

Alleghany's income tax return was audited by the Internal Revenue Service for the 2014 through 2017 tax years and those audits were settled with no additional tax due. The following table presents the tax years of Alleghany and TransRe tax returns that remain subject to examination by major tax jurisdictions as of December 31, 2021.

Major Tax Jurisdiction	Open Tax Years
Australia	2016 - 2021
Canada	2017 - 2021
France	2018 - 2021
Germany	2019 - 2021
Hong Kong	2015 - 2021
Japan	2019 - 2021
Luxembourg	2019 - 2021
Singapore	2017 - 2021
Switzerland	2018 - 2021
U.K.	2015 - 2021
U.S.	2018 - 2021

Alleghany believes that, as of December 31, 2021, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of December 31, 2021.

10. Stockholders’ Equity

(a) Common Stock Repurchases

In June 2018, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2015, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $400.0 million. In September 2019, the Alleghany Board of Directors authorized, upon the completion of the program authorized in 2018, the repurchase of additional shares of Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. As of December 31, 2021, Alleghany had $141.9 million remaining in the aggregate under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Shares repurchased	446,596	333,393	215,091
Cost of shares repurchased (in millions)	$290.5	$194.8	$144.4
Average price per share repurchased	$650.52	$584.18	$671.44

(b) Accumulated Other Comprehensive Income (Loss)

The following table presents a reconciliation of the changes during 2021 and 2020 in accumulated other comprehensive income attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2021	$564.9	$(99.4)	$(13.1)	$452.4
Other comprehensive income (loss), net of tax:
Other comprehensive loss before reclassifications	(253.3)	(4.3)	(0.5)	(258.1)
Reclassifications from accumulated other comprehensive income	(52.5)	—	—	(52.5)
Total	(305.8)	(4.3)	(0.5)	(310.6)
Balance as of December 31, 2021	$259.1	$(103.7)	$(13.6)	$141.8

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans(1)	Total
	($ in millions)
Balance as of January 1, 2020	$321.0	$(121.8)	$(27.9)	$171.3
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications	277.0	22.4	(0.4)	299.0
Reclassifications from accumulated other comprehensive income	(33.1)	—	15.2	(17.9)
Total	243.9	22.4	14.8	281.1
Balance as of December 31, 2020	$564.9	$(99.4)	$(13.1)	$452.4

(1)
See Note 15 for further information on retirement plan-related reclassifications from accumulated other comprehensive income.

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income attributable to Alleghany stockholders during 2021 and 2020:

Accumulated Other		Year Ended December 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2021	2020
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains(1)	$(64.4)	$(49.9)
	Change in allowance for credit losses on available for sale securities	(2.1)	8.0
	Income taxes	14.0	8.8
Total reclassifications:	Net earnings	$(52.5)	$(33.1)

(1)
For 2021, excludes: the 2021 Concord Remeasurement Gain. For 2020, excludes: (i) the 2020 Concord Settlement Gain; (ii) $76.0 million of impairment charge from a write-down of SORC oil field assets; (iii) the Wilbert Remeasurement Gain; (iv) a $7.1 million realized loss as a result of an early redemption of debt; and (v) a $5.0 million realized gain resulting from a reduction of certain PCT contingent consideration liabilities. See Note 4(e) for additional information.

(c) Regulations and Dividend Restrictions

As of December 31, 2021, approximately $7.3 billion of Alleghany’s total equity of $9.2 billion was unavailable for dividends or advances to Alleghany from its subsidiaries. The remaining $1.9 billion was available for dividends or advances to Alleghany from its subsidiaries, or was retained at the Alleghany parent company-level and, as such, was available to pay dividends to Alleghany’s stockholders as of December 31, 2021.

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

The following table presents the dividends paid to Alleghany by its reinsurance and insurance subsidiaries in 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019(1)
	($ in millions)
TransRe(2)	$280.0	$210.0	$301.0
RSUI	150.0	225.0	100.0
Total	$430.0	$435.0	$401.0

(1)
Includes $101.0 million representing the July 1, 2019 carrying value of TransRe’s ownership interest in CapSpecialty, which was transferred to Alleghany.
(2)
In 2021, 2020 and 2019, TRC paid cash dividends of $290.0 million, $245.0 million and $220.0 million, respectively, to the TransRe holding company. In addition, in 2019, TRC transferred its ownership interest in CapSpecialty to the TransRe holding company, and consequently, the TransRe holding company recorded a dividend from TRC in the amount of $101.0 million.

As of December 31, 2021, a maximum amount of $108.6 million was available for dividends by TRC without prior approval of the applicable regulatory authorities. Aside from Alleghany’s reinsurance and insurance subsidiaries, dividends are regularly paid to Alleghany from the subsidiaries of Alleghany Capital, where there are generally no regulatory restrictions on dividends being paid from retained earnings.

The statutory net income of Alleghany’s reinsurance and insurance subsidiaries was $681.4 million and $274.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the combined statutory capital and surplus of Alleghany’s reinsurance and insurance subsidiaries was $7.2 billion and $6.8 billion, respectively. As of December 31, 2021, the amount of statutory capital and surplus necessary to satisfy regulatory requirements was not significant in relation to the actual statutory capital and surplus of Alleghany’s reinsurance and insurance companies in the U.S.

Aside from Alleghany’s reinsurance and insurance subsidiaries, Alleghany Capital’s subsidiaries pay dividends to Alleghany Capital based primarily on each subsidiary’s need to maintain its operations. The following table presents the dividends paid to Alleghany Capital by its subsidiaries in 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Alleghany Capital Subsidiaries(1)	$133.3	$60.9	$82.4

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

11. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$1,034.9	$101.8	$857.8
Effect of dilutive securities	—	(1.2)	—
Income available to common stockholders for diluted earnings per share	$1,034.9	$100.6	$857.8

Weighted average common shares outstanding applicable to basic earnings per share	13,853,780	14,257,793	14,431,892
Effect of dilutive securities	7,167	25,825	11,584
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	13,860,947	14,283,618	14,443,476

Contingently issuable shares(1)	62,264	34,148	48,468

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

Lease expense was $53.7 million, $45.4 million and $40.0 million in 2021, 2020 and 2019, respectively. The following table presents Alleghany’s consolidated lease liabilities and right-of-use lease assets related to operating leases as of December 31, 2021:

As of December 31, 2021
Maturity of lease payments, by year	($ in millions)
1 year or less	$50.3
More than 1 year to 2 years	45.7
More than 2 years to 3 years	42.7
More than 3 years to 4 years	35.4
More than 4 years to 5 years	30.3
More than 5 years	143.3
Total lease payments(1)	347.7
Less: interest(2)	(79.2)
Lease liabilities(3)	$268.5
Right-of-use lease assets(4)	$240.5
Prepaid lease assets, net of lease allowances and incentives	28.0
$268.5

(1)
As of December 31, 2021, the weighted average lease term was approximately 13 years.
(2)
As of December 31, 2021, the weighted average discount rate was approximately 5 percent.
(3)
Represents the present value of expected lease payments over the remaining lease term and is reported as a component of other liabilities on Alleghany’s consolidated balance sheet. Such lease payments do not include future lease payments arising from certain leases that are yet to commence. Based on current lease contracts that are set to commence in early 2022, Alleghany will be committed to pay additional lease contracts in future years in the amount of approximately $30 million.
(4)
Reported as a component of other assets on Alleghany’s consolidated balance sheet.

(c) Asbestos-Related Illness and Environmental Impairment Exposure

Loss and LAE include amounts for risks related to asbestos-related illness and environmental impairment. The following table presents such gross and net reserves as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Gross	Net	Gross	Net
	($ in millions)
TransRe	$105.0	$101.1	$108.4	$103.6
CapSpecialty	4.5	4.5	4.6	4.6
Total	$109.5	$105.6	$113.0	$108.2

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

(d) The Pandemic

The Pandemic has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. A negative impact on Alleghany's results of operations arising from the Pandemic began in the first quarter of 2020 and that impact continued throughout 2020 and, to a lesser extent, 2021. Widespread vaccine rollouts in the U.S. occurred in early 2021 and are continuing, however, new variants of the virus have emerged. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at its reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

(e) Hotel Development Commitments

Commencing in 2020, Alleghany Capital invested in certain hotel development projects. As of December 31, 2021, Alleghany Capital has invested $5.4 million in these hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of December 31, 2021, Alleghany guaranteed up to $5.3 million of debt of these entities to certain third party lenders, for which Alleghany receives a fee.

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

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property and casualty & specialty. TransRe provides property and casualty reinsurance to insurers and other reinsurers through brokers and on a direct basis to ceding companies. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. A significant portion of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where the ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI and CapSpecialty. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The Alleghany Capital segment consists of industrial operations, consumer & services operations (formerly non-industrial operations) and corporate operations at the Alleghany Capital level, which include certain hotel development projects. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, beginning April 1, 2020, Wilbert, and beginning May 10, 2021, Piedmont. Consumer & services operations are conducted through IPS, Jazwares and Concord.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for 2021, 2020 and 2019:

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2021	Property	Casualty & specialty (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,975.2	$4,058.8	$6,034.0	$2,067.6	$475.2	$2,542.8	$8,576.8	$—	$8,576.8	$(38.0)	$8,538.8
Net premiums written	1,550.4	3,837.0	5,387.4	1,354.7	407.3	1,762.0	7,149.4	—	7,149.4	—	7,149.4
Net premiums earned	1,708.8	3,768.3	5,477.1	1,230.7	389.9	1,620.6	7,097.7	—	7,097.7	—	7,097.7
Net loss and LAE	1,444.2	2,347.4	3,791.6	805.5	237.8	1,043.3	4,834.9	—	4,834.9	—	4,834.9
Commissions, brokerage and other underwriting expenses(2)	480.1	1,176.6	1,656.7	261.1	149.7	410.8	2,067.5	—	2,067.5	—	2,067.5
Underwriting (loss) profit(3)	$(215.5)	$244.3	$28.8	$164.1	$2.4	$166.5	195.3	—	195.3	—	195.3
Net investment income							509.0	(0.2)	508.8	31.6	540.4
Change in the fair value of equity securities							457.1	—	457.1	49.7	506.8
Net realized capital gains							57.6	7.6	65.2	2.2	67.4
Change in allowance for credit losses on available for sale securities							2.0	—	2.0	0.1	2.1
Product and service revenues							39.3	3,736.4	3,775.7	14.0	3,789.7
Other operating expenses							88.9	3,387.8	3,476.7	2.9	3,479.6
Corporate administration							(0.1)	—	(0.1)	57.3	57.2
Amortization of intangible assets							1.8	48.1	49.9	—	49.9
Interest expense							26.9	16.2	43.1	59.2	102.3
Earnings (losses) before income taxes							$1,142.8	$291.7	$1,434.5	$(21.8)	$1,412.7

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2020	Property	Casualty & specialty (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,761.7	$3,475.6	$5,237.3	$1,714.4	$411.3	$2,125.7	$7,363.0	$—	$7,363.0	$(33.6)	$7,329.4
Net premiums written	1,439.6	3,405.4	4,845.0	1,124.8	374.6	1,499.4	6,344.4	—	6,344.4	—	6,344.4
Net premiums earned	1,379.7	3,265.0	4,644.7	1,008.8	346.7	1,355.5	6,000.2	—	6,000.2	—	6,000.2
Net loss and LAE	1,130.6	2,256.3	3,386.9	738.4	213.8	952.2	4,339.1	—	4,339.1	—	4,339.1
Commissions, brokerage and other underwriting expenses(2)	424.2	1,000.8	1,425.0	226.1	138.7	364.8	1,789.8	—	1,789.8	—	1,789.8
Underwriting (loss) profit(3)	$(175.1)	$7.9	$(167.2)	$44.3	$(5.8)	$38.5	(128.7)	—	(128.7)	—	(128.7)
Net investment income							465.7	1.9	467.6	23.3	490.9
Change in the fair value of equity securities							(55.8)	—	(55.8)	(54.7)	(110.5)
Net realized capital gains							37.1	35.5	72.6	(69.5)	3.1
Change in allowance for credit losses on available for sale securities							(8.0)	—	(8.0)	—	(8.0)
Product and service revenues							34.9	2,477.5	2,512.4	8.7	2,521.1
Other operating expenses							103.6	2,310.0	2,413.6	15.7	2,429.3
Corporate administration							(0.3)	—	(0.3)	48.9	48.6
Amortization of intangible assets							0.8	43.4	44.2	—	44.2
Interest expense							27.0	15.5	42.5	45.7	88.2
Earnings (losses) before income taxes							$214.1	$146.0	$360.1	$(202.5)	$157.6

	Reinsurance Segment			Insurance Segment
Year Ended December 31, 2019	Property	Casualty & specialty (1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,700.3	$3,245.4	$4,945.7	$1,366.6	$371.8	$1,738.4	$6,684.1	$—	$6,684.1	$(27.7)	$6,656.4
Net premiums written	1,328.8	3,166.2	4,495.0	912.0	344.7	1,256.7	5,751.7	—	5,751.7	—	5,751.7
Net premiums earned	1,280.1	3,046.9	4,327.0	824.2	326.9	1,151.1	5,478.1	—	5,478.1	—	5,478.1
Net loss and LAE	942.6	2,018.5	2,961.1	503.7	221.6	725.3	3,686.4	—	3,686.4	—	3,686.4
Commissions, brokerage and other underwriting expenses(2)	424.2	982.6	1,406.8	219.2	132.7	351.9	1,758.7	—	1,758.7	—	1,758.7
Underwriting (loss) profit(3)	$(86.7)	$45.8	$(40.9)	$101.3	$(27.4)	$73.9	33.0	—	33.0	—	33.0
Net investment income							533.2	6.3	539.5	10.7	550.2
Change in the fair value of equity securities							705.8	—	705.8	3.9	709.7
Net realized capital gains							6.0	1.0	7.0	(13.5)	(6.5)
Change in allowance for credit losses on available for sale securities							(19.7)	—	(19.7)	—	(19.7)
Product and service revenues							27.0	2,289.3	2,316.3	12.5	2,328.8
Other operating expenses							103.1	2,132.9	2,236.0	27.3	2,263.3
Corporate administration							4.1	—	4.1	70.7	74.8
Amortization of intangible assets							1.3	32.5	33.8	—	33.8
Interest expense							27.1	20.1	47.2	52.8	100.0
Earnings (losses) before income taxes							$1,149.7	$111.1	$1,260.8	$(137.2)	$1,123.6

(1)
Primarily consists of the following reinsurance lines of business: directors’ and officers’ liability; errors and omissions liability; general liability; medical malpractice; ocean marine and aviation; auto liability; accident & health; mortgage reinsurance; surety; and credit.
(2)
Includes amortization associated with deferred acquisition costs of $1,693.1 million, $1,457.0 million and $1,392.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

(c) Foreign operations

Information associated with Alleghany’s foreign operations in its reinsurance segment (representing the vast majority of Alleghany’s foreign operations), is as follows:

•
Foreign gross premiums written were approximately $1.7 billion in each of 2021, 2020 and 2019.
•
Foreign net premiums earned in 2021, 2020 and 2019 were approximately $1.6 billion, $1.6 billion and $1.5 billion, respectively. The foreign country in which Alleghany generates the largest amount of premium revenues is the U.K. Net premiums earned by operations in the U.K. in 2021, 2020 and 2019 were $756.6 million, $699.6 million and $615.6 million, respectively.
•
Certain of Alleghany Capital’s subsidiaries earned revenues outside of the U.S., however, substantially all of Alleghany Capital’s consolidated revenues were earned in the U.S.

(d) Identifiable assets and equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets, and equity attributable to Alleghany, for Alleghany’s reportable segments and for corporate activities as of December 31, 2021:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$19,048.2	$15,208.8	$5,398.4
Insurance segment	8,402.7	6,080.2	2,759.1
Subtotal	27,450.9	21,289.0	8,157.5
Alleghany Capital	3,368.0	165.9	1,337.9
Total segments	30,818.9	21,454.9	9,495.4
Corporate activities	1,449.7	1,394.5	(308.5)
Consolidated	$32,268.6	$22,849.4	$9,186.9

(e) Alleghany Capital Product and Service Revenues

For Alleghany Capital’s industrial and consumer & services operations, product and service revenues consists of the sale of manufactured goods and services. The following table presents product and service revenues for the Alleghany Capital segment for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	($ in millions)
Industrial(1)	$1,662.3	$1,220.9	$1,105.6
Consumer & services(2)	2,074.1	1,256.5	1,183.7
Corporate & other	—	0.1	—
Alleghany Capital	$3,736.4	$2,477.5	$2,289.3

(1)
For 2021, 2020 and 2019, the vast majority of industrial product and service revenues were recognized as goods and services transferred to customers over time.
(2)
For 2021, 2020 and 2019, approximately 50 percent, 59 percent and 70 percent, respectively, of consumer & services product and service revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

(f) Concentration

Significant portions of the reinsurance segment’s gross premiums written are produced by a limited number of brokers. Gross premiums written produced by the reinsurance segment’s three largest brokers were approximately: 30 percent, 23 percent and 10 percent in 2021; 27 percent, 19 percent and 14 percent in 2020; and 26 percent, 17 percent and 16 percent in 2019.

A large whole account quota share treaty accounted for approximately 8 percent in 2021, 13 percent in 2020 and 14 percent in 2019 of gross premiums written in the reinsurance segment. The lower percentage in 2021 reflects TransRe's decision to not renew the large whole account quota share treaty as of December 31, 2021.
14. Long-Term Compensation Plans

(a) Alleghany Parent Company-Level

As of December 31, 2021, Alleghany had long-term compensation plans for parent company-level employees and directors. Alleghany parent company-level long-term compensation awards to current employees do not include stock options but consist only of restricted stock awards, including restricted stock units and performance share awards of Common Stock. Alleghany parent company-level, long-term compensation awards to non-employee directors consist of annual grants of restricted shares and restricted stock units of Common Stock.

Amounts recognized as compensation expense in the consolidated statements of earnings and comprehensive income with respect to long-term compensation awards under plans for Alleghany parent company-level employees and non-employee directors were $21.5 million, $4.3 million and $38.7 million in 2021, 2020 and 2019, respectively. The amount of related income tax benefit in the consolidated statements of earnings and comprehensive income with respect to these plans was $4.5 million, $0.9 million and $8.1 million in 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, $2.5 million, $5.0 million and $2.4 million of Common Stock at fair market value, respectively, and $8.4 million, $12.8 million and $2.2 million of cash, respectively, was paid by Alleghany under these plans for Alleghany parent company-level employees and non-employee directors. As noted above, as of December 31, 2021 and 2020, all outstanding awards were accounted for under the fair-value-based method of accounting.

The following is a summary of the Alleghany parent company-level, long-term compensation plans.

Director Restricted Stock Plan

The annual grant to each non-employee director consists of either restricted shares or restricted stock units of Common Stock, at the director’s election. Awards granted to non-employee directors were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2021.

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

The following types of awards were outstanding as of December 31, 2021:

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

(b) TransRe Plans

TransRe has a Book Value Unit Plan and a Mid-Term Incentive Plan (collectively, the “TransRe Plans”) for the purpose of providing incentives to key employees of TransRe. Under the TransRe Plans, book value units (“BVUs”) and mid-term incentive plan (“MTIP”) awards are issued. BVUs and MTIP awards may only be settled in cash. The fair value of each BVU is calculated as the stockholder’s equity of TransRe, adjusted for certain capital transactions, divided by the adjusted number of BVUs outstanding. Certain BVU grants also have a performance factor which can increase or decrease the number of nominal units based on performance to a specified target. BVUs generally have vesting dates of approximately the fourth anniversary of the date of grant. The fair value of MTIP awards is calculated based on underwriting results compared to specified targets or based on overall results as determined by TransRe’s board of directors. MTIP awards have vesting dates of approximately the second or third anniversary of the date of grant. The BVUs and MTIP awards contain certain restrictions, related to, among other things, forfeiture in the event of termination of employment and transferability. In 2021, 2020 and 2019, TransRe recorded $36.1 million, $44.3 million and $48.7 million, respectively, in compensation expense and a deferred tax benefit of $7.6 million, $9.3 million and $10.2 million, respectively, related to the TransRe Plans.

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

In 2021, 2020 and 2019, RSUI recorded $37.3 million, $29.0 million and $37.4 million, respectively, in compensation expense related to the RSUI Plans. During the same periods, a deferred tax benefit of $7.8 million, $6.1 million and $7.8 million, respectively, related to the compensation expense were recorded.

(d) Other Subsidiary Plans

Long-term incentive plans exist at certain other subsidiaries for the purpose of providing equity-like incentives to key employees. The awards under such plans were not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2021.

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

In addition, Alleghany and TransRe have defined benefit pensions plans for certain of their employees, as further described below. These employee retirement plans are not material to Alleghany’s results of operations, financial condition or cash flows for the three years ended December 31, 2021. Alleghany recognizes on its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, with changes in funded status reported in other comprehensive income, net of tax.

In December 2019, the Alleghany Board of Directors authorized the termination of the executive retirement plans at both the Alleghany Parent company-level and at TransRe effective December 24, 2019. Due in large part to this authorization for termination of these plans, other comprehensive losses attributable to retirement plans in the amount of $15.4 million was incurred in 2019. In December 2020, approximately $57 million of total payments were made to all executive retirement participants and $19.2 million of accumulated other comprehensive losses attributable, consisting of $15.4 million of other comprehensive losses incurred in 2019 and $3.8 million of other comprehensive losses incurred from earlier periods, was reversed out of accumulated other comprehensive losses and reclassified to the consolidated statement of operations as expenses. Of the $19.2 million of reclassified expenses in 2020, $13.6 million related to Alleghany Parent executive retirement plan participants was recorded as corporate administration expense, and $5.6 million related to TransRe executive retirement plan participants was recorded as other operating expense. All of the forgoing amounts are presented before income taxes.

(b) Alleghany Parent Company-Level

Alleghany had an unfunded, noncontributory defined benefit pension plan for Alleghany parent company-level executives, which was frozen as of December 31, 2013 and terminated in December 2019. Alleghany has a funded, noncontributory defined benefit pension plan for Alleghany parent company-level employees, which was also frozen as of December 31, 2013. As of December 31, 2021 and 2020, the projected benefit obligations of defined benefit pension plans were $3.9 million and $3.9 million, respectively, and the related fair value of plan assets was $3.7 million and $3.8 million, respectively.

(c) TransRe

TransRe had an unfunded, noncontributory defined benefit plan for executives and has a funded noncontributory defined benefit plan for certain of its employees in the U.S. Benefits under TransRe’s defined benefit plans were frozen as of December 31, 2009 and the unfunded, noncontributory defined benefit plan for executives was terminated in December 2019. As of December 31, 2021 and 2020, the projected benefit obligations of defined benefit pension plans were $68.7 million and $72.2 million, respectively, and the related fair value of plan assets was $60.3 million and $63.7 million, respectively.

16. Quarterly Results of Operations (unaudited)

Selected quarterly financial data for 2021 and 2020 are presented below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	($ in millions, except per share data)
2021
Revenues	$2,653.7	$2,928.7	$2,866.6	$3,555.0
Net earnings (losses)(1)	230.0	403.7	(115.0)	516.2
Basic earnings (losses) per share of common stock(1)(2)	16.44	29.00	(8.31)	37.76

2020
Revenues	$1,482.9	$2,227.4	$2,522.9	$2,663.5
Net (losses) earnings (1)	(361.2)	177.4	126.5	159.1
Basic (losses) earnings per share of common stock(1)(2)	(25.19)	12.39	8.86	11.28

(1)
Attributable to Alleghany stockholders.
(2)
Earnings per share by quarter may not equal the amount for the full year due to the timing of repurchases of Common Stock, as well as rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Alleghany Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Alleghany Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alleghany Corporation and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Alleghany Corporation and subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of earnings and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and the financial statement schedules listed in the Index at Item 15(a)(2) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

February 23, 2022

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management, including our CEO and CFO, concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Our independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” on page 165 of this Form 10-K. We note that all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is included under the captions “Corporate Governance — Assessing Board Composition,” “Corporate Governance — Committees of the Board,” “Corporate Governance — Codes of Ethics,” “Information About Stock Ownership — Delinquent Section 16(a) Reports,” “Proposal 1: Election of Directors,” and “Named Executive Officers” in our Proxy Statement related to our Annual Meeting of Stockholders to be held on April 22, 2022, or our “2022 Proxy Statement,” which information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is included under the captions “Corporate Governance — Compensation of Directors,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in our 2022 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is included under the captions “Proposal 3: 2022 Long-Term Incentive Plan - Equity Compensation Plan Information,” “Principal Stockholders” and “Securities Ownership of Directors and Executive Officers” in our 2022 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is included under the captions “Corporate Governance — Director Independence,” and “Corporate Governance —Transactions with Related Persons” in our 2022 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is included under the caption “Proposal 5: Ratification of Selection of Independent Registered Public Accounting Firm for Fiscal 2022” in our 2022 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

Our consolidated financial statements, together with the reports thereon of Ernst & Young LLP, our independent registered public accounting firm for the years ended December 31, 2021, 2020 and 2019, are set forth on pages 110 through 165 of this Form 10-K.

2. Financial Statement Schedules.

The Index to Financial Statements Schedules and the schedules related to our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, are set forth on pages 172 through 181 of this Form 10-K.

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

4.04

Third Supplemental Indenture, dated as of September 9, 2014, by and between Alleghany and the Bank of New York Mellon, as Trustee, including the form of Senior Notes attached as Exhibit A thereto, filed as Exhibit 4.1 to Alleghany’s Current Report on Form 8-K filed on September 9, 2014, is incorporated herein by reference.

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

4.07	Description of Alleghany’s Securities, filed as Exhibit 4.06 to Alleghany’s Annual Report on Form 10-K filed on February 19, 2020, is incorporated herein by reference.

*10.01	Alleghany 2015 Management Incentive Plan, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on April 24, 2015, is incorporated herein by reference.

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

*††10.16

Consulting Agreement, dated November 16, 2021, between the Company and Weston M. Hicks, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on November 19, 2021, is incorporated herein by reference.

*††10.17

Letter Agreement, dated November 15, 2021, between the Company and Weston M. Hicks, filed as Exhibit 10.2 to Alleghany’s Current Report on Form 8-K filed on November 19, 2021, is incorporated herein by reference.

10.18(a)

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

101.1

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.

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

†† Pursuant to Item 601(a)(6) of Regulation S-K, certain information contained in this exhibit has been redacted.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION

(Registrant)

Date: February 23, 2022	By:	/s/ JOSEPH P. BRANDON
Joseph P. Brandon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2022	By:	/s/ JERRY G. BORRELLI
Jerry G. Borrelli
Vice President (principal accounting officer)

Date: February 23, 2022	By:	/s/ JOSEPH P. BRANDON
Joseph P. Brandon
President, Chief Executive Officer and Director (principal executive officer)

Date: February 23, 2022	By:	/s/ CHRIS H. CHEESMAN
Chris H. Cheesman
Director

Date: February 23, 2022	By:	/s/ IAN H. CHIPPENDALE
Ian H. Chippendale
Director

Date: February 23, 2022	By:	/s/ JOHN G. FOOS
John G. Foos
Director

Date: February 23, 2022	By:	/s/ KERRY J. JACOBS
Kerry J. Jacobs
Executive Vice President (principal financial officer)

Date: February 23, 2022	By:	/s/ JEFFERSON W. KIRBY
Jefferson W. Kirby
Chairman of the Board and Director

Date: February 23, 2022	By:	/s/ PHILLIP M. MARTINEAU
Phillip M. Martineau
Director

Date: February 23, 2022	By:	/s/ LAUREN M. TYLER
Lauren M. Tyler
Director

Date: February 23, 2022	By:	/s/ RAYMOND L.M. WONG
Raymond L.M. Wong
Director

Alleghany Corporation and Subsidiaries

Schedule I – Summary of Investments – Other Than Investments in Related Parties

ALLEGHANY CORPORATION AND SUBSIDIARIES

December 31, 2021

Type of Investment	Cost	Fair Value	Amount at which shown in the Balance Sheet
		($ in millions)
Fixed maturities:
Bonds:
U.S. Government obligations	$2,039.7	$2,050.7	$2,050.7
Municipal bonds	2,412.7	2,535.9	2,535.9
Foreign government obligations	850.8	854.9	854.9
U.S. corporate bonds	3,336.9	3,477.3	3,477.3
Foreign corporate bonds	1,216.6	1,226.9	1,226.9
Mortgage and asset-backed securities:
RMBS	1,993.6	2,009.0	2,009.0
CMBS	879.8	905.9	905.9
Other asset-backed securities	2,997.0	3,001.0	3,001.0
Fixed maturities	15,727.1	16,061.6	16,061.6

Equity securities:
Common stocks:
Public utilities	179.2	189.6	189.6
Banks, trust and insurance companies	353.0	483.2	483.2
Industrial, miscellaneous and all other	2,015.2	3,006.4	3,006.4
Nonredeemable preferred stocks	5.3	4.6	4.6
Equity securities	2,552.7	3,683.8	3,683.8
Commercial mortgage loans	475.9	475.9	475.9
Other invested assets	557.8	557.8	557.8
Short-term investments	1,142.3	1,142.3	1,142.3
Total investments	$20,455.8	$21,921.4	$21,921.4

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

ALLEGHANY CORPORATION

December 31, 2021 and 2020

	2021	2020
	($ in thousands)
Assets
Equity securities (cost: 2021 – $681,375; 2020 – $587,418)	$741,620	$571,314
Debt securities (amortized cost: 2020 – $47,397; allowance for credit losses: 2020 – $57)	—	48,753
Short-term investments	452,549	76,259
Other invested assets	165,931	91,873
Cash	21,847	17,243
Property and equipment at cost, net of accumulated depreciation and amortization	3,561	3,707
Other assets	55,581	60,089
Net deferred tax assets	5,240	21,060
Current taxes receivable	4,296	17,649
Investment in subsidiaries	9,843,147	9,361,261
Total assets	$11,293,772	$10,269,208

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Senior notes	$1,678,964	$1,190,192
Other liabilities	110,580	89,487
Total liabilities	1,789,544	1,279,679

Redeemable noncontrolling interest	317,346	233,809

Stockholders' equity attributable to Alleghany stockholders	9,186,882	8,755,720
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$11,293,772	$10,269,208

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Earnings

ALLEGHANY CORPORATION

Year ended December 31,

	2021	2020	2019
	($ in thousands)
Revenues
Net investment income	$32,778	$24,448	$10,790
Change in the fair value of equity securities	49,715	(54,647)	3,937
Net realized capital gains	2,322	6,522	(13,497)
Change in allowance for credit losses on available for sale securities	57	(57)	—
Product and service revenues	81	771	85
Total revenues	84,953	(22,963)	1,315

Costs and Expenses
Interest expense	60,379	46,811	52,908
Corporate administration	57,301	48,849	70,692
Total costs and expenses	117,680	95,660	123,600

(Losses) before equity in earnings of consolidated subsidiaries and income taxes	(32,727)	(118,623)	(122,285)
Equity in earnings of consolidated subsidiaries	1,445,430	276,240	1,245,921
Earnings before income taxes	1,412,703	157,617	1,123,636
Income taxes	281,925	30,734	233,435
Net earnings	1,130,778	126,883	890,201
Net earnings attributable to noncontrolling interest	95,886	25,129	32,400
Net earnings attributable to Alleghany stockholders	$1,034,892	$101,754	$857,801

See accompanying Notes to Condensed Financial Statements

Condensed Statements of Cash Flows

ALLEGHANY CORPORATION

Year ended December 31,

	2021	2020	2019
	($ in thousands)
Cash flows from operating activities
Net earnings	$1,130,778	$126,883	$890,201
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Equity in undistributed net (earnings) losses of consolidated subsidiaries	(1,157,344)	(226,590)	(989,486)
Depreciation and amortization	1,976	4,064	2,249
Change in the fair value of equity securities	(49,715)	54,647	(3,937)
Net realized capital (gains) losses	(2,322)	(6,522)	13,497
Change in allowance for credit losses on available for sale securities	(57)	57	—
Increase (decrease) in other liabilities and taxes payable	47,462	(56,298)	24,593
Net adjustments	(1,160,000)	(230,642)	(953,084)
Net cash (used in) provided by operating activities	(29,222)	(103,759)	(62,883)

Cash flows from investing activities
Purchases of equity securities	(220,914)	(763,986)	—
Purchases of debt securities	—	(497,058)	(194,706)
Sales of debt securities	45,786	606,110	1,186
Maturities and redemptions of debt securities	3,049	32,383	13,344
Sales of equity securities	100,324	142,065	64,016
Net (purchase) sale of short-term investments	(376,290)	49,154	162,161
Purchases of property and equipment	(395)	(9)	(124)
Other, net	(64,345)	(8,731)	(33,245)
Net cash (used in) provided by investing activities	(512,785)	(440,072)	12,632

Cash flows from financing activities
Repayment of senior notes	—	(307,095)	—
Treasury stock acquisitions	(290,521)	(194,762)	(144,422)
Proceeds from issuance of senior notes	493,195	499,335	—
Debt issue costs paid	(5,675)	(4,550)	—
Cash dividends paid	—	(215,013)	—
Capital contributions to consolidated subsidiaries	(140,000)	(87,323)	(15,267)
Distributions from consolidated subsidiaries	488,500	865,000	215,000
Other, net	1,112	4,798	(4,707)
Net cash provided by (used in) financing activities	546,611	560,390	50,604

Net increase (decrease) in cash	4,604	16,559	353
Cash at beginning of period	17,243	684	331
Cash at end of period	$21,847	$17,243	$684

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest paid	$52,652	$49,036	$51,375
Income taxes paid (refunds received)	94,001	17,255	(4,189)

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

Schedule III – Supplemental Insurance Information

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
Year	Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
		($ in millions)
2021	Reinsurance	$434.3	$10,748.2	$1,848.1	$—	$5,477.1	$347.8	$3,791.6	$1,429.3	$227.4	$5,387.4

2020	Reinsurance	$460.7	$9,814.0	$1,873.7	$—	$4,644.7	$330.2	$3,386.9	$1,225.3	$199.7	$4,845.0

2019	Reinsurance	$406.7	$9,323.8	$1,668.1	$—	$4,327.0	$371.9	$2,961.1	$1,178.7	$228.1	$4,495.0

2021	Insurance	$152.5	$3,686.0	$1,347.8	$—	$1,620.6	$161.2	$1,043.3	$263.8	$147.0	$1,762.0

2020	Insurance	$134.4	$3,226.9	$1,124.2	$—	$1,355.5	$135.5	$952.2	$231.7	$133.1	$1,499.4

2019	Insurance	$115.9	$2,670.3	$910.1	$—	$1,151.1	$161.3	$725.3	$214.1	$137.8	$1,256.7

Schedule IV – Reinsurance

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year ended December 31,

Year	Line of Business	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
		($ in millions)
2021	Property and casualty	$3,005.7	$1,272.8	$5,364.8	$7,097.7	75.6%

2020	Property and casualty	$2,370.4	$953.1	$4,582.9	$6,000.2	76.4%

2019	Property and casualty	$2,114.1	$904.8	$4,268.8	$5,478.1	77.9%

Schedule V – Valuation and Qualifying Accounts

ALLEGHANY CORPORATION AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
		($ in millions)
2021	Allowance for credit losses for reinsurance recoverable	$7.9	$—	$—	$4.7	$3.2

	Allowance for credit losses for premiums receivable	$2.2	$—	$—	$1.2	$1.0

2020	Allowance for uncollectible reinsurance recoverable	$—	$4.6	$3.3	$—	$7.9

	Allowance for uncollectible premiums receivable	$0.7	$1.1	$0.4	$—	$2.2

2019	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—	$—

	Allowance for uncollectible premiums receivable	$0.4	$0.9	$—	$0.6	$0.7

SCHEDULE VI – Supplemental Information Concerning Insurance Operations

ALLEGHANY CORPORATION AND SUBSIDIARIES

		At December 31,				For the Year Ended December 31,
		Deferred Policy Acquisition	Reserves for Unpaid Claims and Claim Adjustment	Discount if Any Deducted, in Reserves for Unpaid Claims and Claim Adjustment	Unearned	Earned	Net Investment	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition	Paid Claims and Claim Adjustment	Premiums
Year	Line of Business	Costs	Expenses	Expenses	Premiums	Premiums	Income	Current Year	Prior Year	Costs	Expenses	Written
		($ in millions)
2021	Property and Casualty Insurance	$586.8	$14,357.6	$—	$3,179.5	$7,097.7	$509.0	$5,084.6	$(249.7)	$1,693.1	$3,688.7	$7,149.4

2020	Property and Casualty Insurance	$595.1	$12,970.6	$—	$2,984.1	$6,000.2	$465.7	$4,559.9	$(220.8)	$1,457.0	$3,503.5	$6,344.4

2019	Property and Casualty Insurance	$522.6	$11,928.4	$—	$2,566.2	$5,478.1	$533.2	$3,871.1	$(184.7)	$1,392.8	$3,724.5	$5,751.7