Form 10-K/A
period 2021-12-31
ALLEGHANY CORP /DE
filed 2022-04-29
CIK 775368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number

1-9371

ALLEGHANY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	51-0283071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1411 Broadway, 34 th Floor New York, New York	10018
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
212-752-1356
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	Y	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and
non-voting
common shares held by
non-affiliates
of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,961,756,584 based on the closing sale price of the registrant’s common shares on the New York Stock Exchange on that date.
As of April 28, 2022, 13,454,888 shares of the registrant’s common stock, par value $1.00 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Firm PCAOB ID: 42	Auditor name: Ernst & Young LLP	Auditor location: New York, New York

EXPLANATORY NOTE
Alleghany Corporation (the “Company,” “Alleghany,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on
Form 10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the
“Original 10-K”), to
include the information required by Items 10 through 14 of Part III of
Form 10-K.
Capitalized terms used but not otherwise defined in this Amendment shall have the same meanings given to them in the Original
10-K.
This information was previously omitted from the
Original 10-K
in reliance on General Instruction G(3) to
Form 10-K,
which permits the information in the above referenced items to be incorporated in the
Form 10-K by
reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment to include Part III information in our
Form 10-K because
a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the
Form 10-K.
As previously announced, the Company entered into that certain Agreement and Plan of Merger dated as of March 20, 2022 (the “Merger Agreement”), by and among the Company, Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”), and O&M Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Berkshire (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “merger”), with the Company surviving the merger as a wholly owned subsidiary of Berkshire. The merger is expected to close in the fourth quarter of 2022, subject to customary closing conditions, including approval by the Company’s stockholders and receipt of regulatory approvals. For further information see the Company’s Current Report on Form
8-K
filed on March 21, 2022.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the
Original 10-K
are hereby amended and restated in their entirety. Additionally, in accordance with Rules
12b-15
and
13a-14
under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

ALLEGHANY CORPORATION

- i -

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Biographical Information of Alleghany Directors
Pursuant to Alleghany’s Restated Certificate of Incorporation and
By-Laws,
the Board of Directors (the “Board”) is divided into three separate classes of directors, which are required to be as nearly equal in number as practicable. At each Annual Meeting of Stockholders, one class of directors is elected to a term of three years. The Board currently consists of nine directors. The following is biographical information of our directors:

Director	Age	Director Since	Term Expires In
Karen Brenner	65	2009	2022
Joseph P. Brandon	63	2022	2023
Chris H. Cheesman	59	2021	2024
Ian H. Chippendale	73	2012	2023
John G. Foos	72	2012	2022
Jefferson W. Kirby	60	2006	2023
Phillip M. Martineau	74	2009	2024
Lauren M. Tyler	60	2019	2022
Raymond L.M. Wong	69	2006	2024
Ms.
 Brenner
has been an Executive Director of Law and Business Initiatives at New York University since 2012 and Clinical Professor of Business at the Leonard N. Stern School of Business at New York University since 2008. She teaches professional responsibility in law and business, corporate governance in law and business, and corporate transformation and leadership. Ms. Brenner’s qualifications to serve on the Board also include her years of business experience as Chair/Chief Executive Officer and/or a board member of public and private companies in a wide variety of industries, and as an advisor to private equity firms, venture capital companies, boards of directors and chief executive officers focusing on enhancing the value of operating companies.
Mr.
 Brandon
has been Alleghany’s Chief Executive Officer since December 2021 and President since April 2021. Prior to assuming his current positions with Alleghany, Mr. Brandon was the Executive Vice President of Alleghany from March 2012 to April 2021 and served as a consultant to Alleghany from September 2011 to March 2012. In addition, Mr. Brandon was Chairman and Chief Executive Officer of General Re Corporation, a property and casualty reinsurer and a wholly-owned subsidiary of Berkshire, from September 2001 to April 2008. Mr. Brandon’s qualifications to serve on the Board also include his years of experience as an executive in the insurance and financial services industry, particularly his experience as Alleghany’s Executive Vice President.
Ms.
 Cheesman
was Senior Vice President and Chief Audit Officer of AllianceBernstein Holding L.P., a global asset management firm, from 1999 until her retirement in 2018. Ms. Cheesman is a member of the Board of Directors of American Century’s Equity Mutual Funds. Ms. Cheesman is a member of our Audit Committee and Environmental, Social and Governance Committee (the “ESG Committee”).
Mr.
 Chippendale
served as Chairman of RBS Insurance Group, Ltd., an insurance company, from September 2003 to December 2006. In addition, Mr. Chippendale served as a director of HomeServe plc, an insurance company, from January 2007 through March 2015, and was a director of TransRe prior to March 6, 2012. Mr. Chippendale’s qualifications to serve on the Board also include his insurance industry knowledge and his international experience, including his service as the Chairman of RBS Insurance Group, Ltd. Mr. Chippendale is a member of our Compensation and Human Resources Committee (the “Compensation Committee”) and our ESG Committee.
Mr.
 Foos
was Chief Financial Officer of Independence Blue Cross, a health insurance company, from 1989 until his retirement in November 2008. In addition, Mr. Foos currently serves as a director and member of the Executive Committee of BlueCross BlueShield of South Carolina, a South Carolina-owned and operated health insurance carrier, Chair of the Board of Directors of St. Mary’s Good Samaritan Hospital, an acute care critical access hospital, and a director of the Hutson Wood Group (formerly known as Emerald Shelter Group), a not-for-profit
that owns numerous senior housing, healthcare and affordable housing assets. Until March 2020, Mr. Foos served as a director of HAI Group Companies, a provider of niche insurance programs and services for the public and affordable housing community. Mr. Foos was a director of TransRe prior to March 6, 2012. Mr. Foos’s qualifications to serve on the Board also include his extensive experience in and knowledge of accounting and finance, which includes service as the Chief Financial Officer of Independence Blue Cross, in addition to his prior experience as a Partner with KPMG LLP and his financial literacy. Mr. Foos is the Chair of our Audit Committee and a member of our Compensation Committee.
Mr.
 Kirby
has been Chair of the Board of Alleghany since July 2010. Mr. Kirby has been the Managing Member of Broadfield Capital Management, LLC, an investment advisory services company, since July 2003. Mr. Kirby was a director of Somerset Hills Bancorp, a bank holding company, from 2008 until May 2013. He has served on numerous corporate boards and continues to serve on several charitable boards. Mr. Kirby’s qualifications to serve on the Board also include his over 30 years of experience in financial services and investment management, including his service as a Vice President of Alleghany from 1994 until June 2003 and as an investment manager.

Mr.
 Martineau
was Chairman, President and Chief Executive Officer of Pittsburgh Corning Corporation and Pittsburgh Corning Europe, building materials companies, from June 2005 until his retirement in May 2014. Mr. Martineau’s qualifications to serve on the Board also include his years of executive operational experience with global companies in the materials and manufacturing sectors, particularly his experience as a Chief Executive Officer of such companies, as well as his experience serving on the boards of directors of other companies. Mr. Martineau is a member of our Audit Committee and the Chair of our ESG Committee.
Ms.
 Tyler
has been Head of Human Resources at J.P. Morgan Asset & Wealth Management, overseeing all aspects of human resources, since 2015. Prior to that, Ms. Tyler was Global Chief Auditor for J.P. Morgan from 2012 to 2015 and Head of Investor Relations from 2009 to 2012. Ms. Tyler’s qualifications to serve on the Board also include her over 30 years of business experience in banking, finance, and accounting, her experience in private equity and service as a board member of private companies and her financial expertise. Ms. Tyler is a member of our Audit Committee and our Compensation Committee.
Mr.
 Wong
is currently a Managing Director responsible for private equity at Spring Mountain Capital, LP, an investment management company which he joined in 2007. Prior to that, from 2002 until 2007, Mr. Wong was the Managing Member of DeFee Lee Pond Capital LLC, a financial advisory and private investment company. In addition, Mr. Wong is a director of several private companies, including Koneksa Health Inc., a digital biomarker company for the pharmaceutical and biotechnology industries, One Clipboard, Inc. (dba Splash), an event marketing technology company, Vergent BioScience, Inc., a biotechnology company, and EverWash, Inc., a car wash network and membership management company. During the past five years, Mr. Wong has served as a director of Health Platforms, Inc. (Doctor.com), a healthcare marketing technology company, RiskSense, Inc., a cybersecurity company, and VALC Enterprises, Inc. (dba Home Captain), a financial technology company. Mr. Wong’s qualifications to serve on the Board also include his business experience, which includes his 25 years as a managing director in the investment banking group of Merrill Lynch & Co., Inc., his experience in private equity and service as a board member of private companies and his financial expertise. Mr. Wong is the Chair of our Compensation Committee and a member of our ESG Committee.
Board Composition and Qualifications
Our Board regularly assesses its composition and aims to strike a balance between the knowledge and understanding of the business that comes from longer-term service on the Board and the fresh ideas and perspective that can come from adding new members. Our Corporate Governance Guidelines, or the “Corporate Governance Guidelines,” provide that the Board “currently believes that it is desirable over time to have a Board of between 8 and 10 members (allowing that a larger or smaller number may be necessary or advisable in periods of transition or other particular circumstances).” Alleghany’s retirement policy for directors provides that a director must retire from the Board at the next Annual Meeting of Stockholders following his or her 75th birthday. In March 2012, upon the closing of Alleghany’s acquisition of TransRe, three former members of the board of directors of TransRe joined the Board, resulting in a
14-person
Board. Through 2018, Alleghany intentionally allowed the Board to decrease in size through the mandatory and elective retirements of six Board members, resulting in an eight-member Board at year-end
2018. Cognizant of additional upcoming mandatory retirements, the Board has since then evaluated potential new Board members, as well as the attributes desired in such potential Board members. The Board’s review of its composition culminated in the appointment of Ms. Tyler to the Board in January 2019 and Ms. Cheesman in September 2021. On December 31, 2021, Mr. Brandon was appointed as a director of Alleghany to fill the vacancy created as a result of Mr. Hicks’s retirement.
The Board believes that diversity of experiences, perspectives and skills will enhance the Board’s ability to serve the best interests of Alleghany and its stockholders. The ESG Committee identifies and recommends candidates for election to the Board, consistent with general criteria approved by the Board. The Board has not approved any specific criteria for nominees for director because it believes that establishing such criteria is best left to an evaluation of Alleghany’s needs at the time that a nomination is to be considered. However, when considering its composition, the Board has sought candidates with diverse business and professional backgrounds and outstanding integrity and judgment, and such other skills and experience as would increase the Board’s effectiveness in overseeing Alleghany’s long-term success. As a general matter, the ESG Committee considers ethnic and gender diversity in identifying and evaluating possible nominees for director.
A director is required to notify the ESG Committee when a director’s principal occupation or business association changes substantially. The ESG Committee will consider whether any such change may materially interfere with the director’s service as a director of Alleghany and make a recommendation to the Board in this regard.

Stockholder Recommendations and Nominations of Director Candidates
Recommendations
The ESG Committee will receive at any time and will consider from time to time suggestions from stockholders regarding proposed director candidates. In this regard, a stockholder may submit a recommendation regarding a proposed director nominee in writing to the ESG Committee in care of the Secretary of Alleghany at Alleghany’s principal executive offices. Any such persons recommended by a stockholder will be evaluated in the same manner as persons identified by the ESG Committee.
Nominations
Eligible stockholders are also permitted to nominate director candidates in accordance with the procedures set forth in Alleghany’s
By-Laws
relating to stockholder nominations.
The
By-Laws,
which are available on Alleghany’s website at www.alleghany.com under the tab “Corporate Governance — Governance Documents,” require that Alleghany be furnished with written notice with respect to:

•	the nomination of a person for election as a director, other than a person nominated by or at the direction of the Board; and

•	the submission of a proposal, other than a proposal submitted by or at the direction of the Board, at a meeting of stockholders.
Under our
By-Laws,
written notice of stockholder nominations and business proposals to the Board pursuant to Article I, Section 8 of our
By-Laws
must be delivered to Alleghany generally not later than 90 days nor earlier than 120 days prior to the first anniversary of the preceding year’s Annual Meeting of Stockholders (provided, however, that in the event that the date of the Annual Meeting of Stockholders is more than 30 days before or more than 60 days after such anniversary date, to be timely, a stockholder’s notice must be so delivered not earlier than the close of business on the 120th day prior to such Annual Meeting of Stockholders and not later than the close of business on the later of the 90th day prior to such meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by us).
Majority Election of Directors
The
By-Laws
provide for a majority voting standard for the election of directors for uncontested elections. In connection with such provision of the
By-Laws,
the Corporate Governance Guidelines provide that a director nominee, as a condition of his or her nomination, shall tender to the Board at the time of nomination an irrevocable resignation effective if such nominee fails to receive the majority vote required by the
By-Laws
and the Board determines to accept such resignation. In the event that a director nominee fails to receive the requisite majority vote, the ESG Committee will evaluate such resignation in light of Alleghany’s best interests and make a recommendation to the Board as to whether it should accept the resignation. In making its recommendation, the ESG Committee may consider any factors it deems relevant, including:

•	the director’s qualifications;

•	the director’s past and expected future contributions to Alleghany;

•	the overall composition of the Board; and

•
whether accepting the tendered resignation would cause Alleghany to fail to meet any applicable rule or regulation, including the listing standards of the New York Stock Exchange, or the “NYSE,” and federal securities laws.

The Board, by vote of independent directors other than the director whose resignation is being evaluated, will act on the tendered resignation and will publicly disclose its decision and rationale within 90 days following certification of the stockholder vote.
The Board’s Role and Responsibilities
Overview
Alleghany maintains well-defined, longstanding governance practices and principles, which guide the Board’s roles and responsibilities regarding its oversight of Alleghany. Directors are expected to exercise their business judgment in good faith and act in what they reasonably believe to be in the best interests of Alleghany and its stockholders. In this regard, the Board oversees Alleghany’s strategic plans and objectives, and management is responsible for delivering on the strategy, maintaining the Alleghany culture, establishing accountability and controlling risk. The Board and its committees work closely with management to balance and align strategy, risk and stakeholder interests while considering feedback from stockholders.
Board’s Role in Risk Oversight
The Board believes that risk oversight is a responsibility of the entire Board, and it does not look to any individual director or committee to lead it in discharging this responsibility. The Board oversees risk management directly and through its committees.
Alleghany management regularly reports to the Board and, as appropriate, to its committees on management’s assessment of Alleghany’s risk exposures and strategies for managing existing and emerging risks. Enterprise risk management is a standing agenda item at each Board meeting and the Chief Risk Officer, other Alleghany management members and the Board discuss existing and emerging risks, controls and procedures, risk assessments and risk-related initiatives at such meetings. Each year, at the Board’s January meeting, the Board receives a formal report on enterprise risk management from Alleghany’s Chief Risk Officer and, at the same meeting, considers Alleghany’s three-year financial projections and the evaluation of the President and Chief Executive Officer, allowing the Board to consider risk and risk management in the context of Alleghany’s strategic plan and management’s performance. The Board receives updates on material developments with respect to risk management and legal compliance and ethics matters at its other regularly scheduled meetings.

The Audit Committee
oversees the integrity of Alleghany’s financial statements and reporting, compliance with legal and regulatory requirements, the qualifications, performance and independence of independent auditors and the performance of internal audit and internal controls over financial reporting, technology, cybersecurity and information security matters, business continuity and operational risks, all of which contribute to risk oversight. Each year, at the Audit Committee’s June meeting, it receives a formal report on enterprise risk management from Alleghany’s Chief Risk Officer and a formal report on legal compliance and ethics from Alleghany’s Chief Compliance Officer. These reports are copied to the Board, and the Chief Risk Officer and Chief Compliance Officer subsequently report thereon to the Board.
The ESG Committee ensures the development of appropriate corporate governance and oversees the evaluation of the Board and management, as well as environmental, social and related governance risks.
The Compensation Committee
regularly monitors compensation policies, practices and outstanding awards to determine whether Alleghany’s risk management and incentive objectives are being met with respect to group-wide employee incentives, and oversees management of risks related to human resources.
Management Succession Planning
A key responsibility of the Board and our Chief Executive Officer in the area of risk management is ensuring that an effective process is in place to provide continuity of leadership over the long term. At least once each year, our Board conducts a review of Chief Executive Officer and senior management succession planning. During this review, the Chief Executive Officer provides the Board with recommendations on, and evaluations of, potential Chief Executive Officer and senior management successors, succession timing for those positions and development plans for the potential successors. Our Board reviews potential internal senior management candidates with our Chief Executive Officer, including the qualifications, experience and development priorities for these individuals. Further, our Board periodically reviews the overall composition of our senior management’s qualifications, tenure and experience.
Weston M. Hicks retired as a director and Chief Executive Officer, each effective at year-end
2021. Mr. Brandon succeeded Mr. Hicks as Chief Executive Officer and a director of Alleghany on that same date. Further, Mr. Brandon succeeded Mr. Hicks as President of Alleghany in April 2021, effective upon the conclusion of the 2021 Annual Meeting of Stockholders, or the “2021 Annual Meeting.” Kerry J. Jacobs succeeded Mr. Brandon as Executive Vice President of Alleghany in April 2021, effective upon the conclusion of the 2021 Annual Meeting. Ms. Jacobs will continue as Chief Financial Officer until a successor is identified.
Our Board, in coordination with our ESG Committee, also establishes steps to address emergency Chief Executive Officer and senior management succession planning in extraordinary circumstances. Our emergency Chief Executive Officer succession planning is intended to enable us to respond to unexpected position vacancies, including those resulting from a major catastrophe, by continuing our operations and minimizing potential disruption or loss of continuity to our business and operations.
Stockholder Engagement
Alleghany is committed to the interests of its stockholders and recognizes that communicating with stockholders on a regular basis is a critical part of this commitment. In this regard, Alleghany management and Board members actively engage with stockholders in order to understand fully their viewpoints concerning Alleghany and to help stockholders better understand Alleghany’s strategy and performance. Management regularly engages with investors by participating in industry conferences, and also meets in person and by telephone with stockholders at other times throughout the year to solicit input and answer questions. Stockholder input is regularly shared with the Board. Management also communicates to stockholders the Board’s willingness to meet with them upon request. We believe our regular engagement with stockholders has been productive and provides an open exchange of ideas and perspectives for both Alleghany and its stockholders. In 2021, as part of our regular stockholder outreach, management engaged with holders of approximately 31% of the shares of common stock of Alleghany held by non-affiliates,
which includes 61% of all shares held by
non-affiliated
active investors. While the level of stockholder engagement in 2021 is lower than our historical outreach efforts due to the challenges posed by the
COVID-19
pandemic, provided that pandemic conditions allow, we expect to return to more robust engagement levels.
Communications with Directors
Interested parties may communicate directly with any individual director, the independent directors as a group or the Board as a whole by mailing such communication to the Secretary of Alleghany at Alleghany’s principal executive offices. Any such communications will be delivered unopened:

•	if addressed to a specific director, to such director;

•	if addressed to the independent directors, to the Chair of the ESG Committee who will report thereon to the independent directors; or

•	if addressed to the Board, to the Chair of the Board who will report thereon to the Board.

Board Structure
Board Leadership Structure
Currently, the position of Chair of the Board, or the “Chair,” and the position of Chief Executive Officer are separate. It is the policy of the Board that the Chair should not be an Alleghany officer. The current Chair is an independent director as determined by the Board consistent with the requirements of the NYSE. Pursuant to our Corporate Governance Guidelines, the duties of the Chair include providing leadership to the Board in managing the business of the Board and ensuring that there is an effective structure for the operation of the Board and its committees. The performance of the Chair is evaluated annually by the ESG Committee. The Board believes that its leadership structure is appropriate given the composition of the Board and management, the Corporate Governance Guidelines and the tenure of a majority of the Board members.
Director Independence
Pursuant to the NYSE’s listing standards and the Corporate Governance Guidelines, Alleghany is required to have a majority of independent directors, and no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with Alleghany. The Board has determined that none of our non-management
directors who served during any part of 2021 has any material relationship with Alleghany other than in their capacities as members of the Board and committees thereof, and thus eight of Alleghany’s nine current directors are independent directors.
Executive Sessions
The independent directors meet in executive session without
non-independent
directors following each regularly scheduled Board meeting. The Chair, who is currently an independent director, presides at these executive sessions.
Committees of the Board
There are three standing committees of the Board, namely the Audit Committee, Compensation Committee and ESG Committee. The following table sets forth the current members of each of the committees and the number of meetings held during 2021:

Name	Audit	Compensation	ESG
Chris H. Cheesman
Ian H. Chippendale
John G. Foos
Phillip M. Martineau
Lauren M. Tyler
Raymond L.M. Wong
2021 meetings	7	5	5
Member
Chair
Each of the committees listed below operates pursuant to a charter, a copy of which is available on Alleghany’s website at www.alleghany.com under the “Corporate Governance — Committees and Charters” tab or may be obtained, without charge, upon written request to the Secretary of Alleghany at Alleghany’s principal executive offices. The primary functions of each committee are as follows:

Audit Committee

Members:	Responsibilities:

John G. Foos (Chair) Chris H. Cheesman Phillip M. Martineau Lauren M. Tyler
•  Directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm, including approving in advance all audit services and permissible non-audit
services to be provided by the independent registered public accounting firm.

•  Directly responsible for the evaluation of such firm’s qualifications, performance and independence.

•  Reviews and makes reports and recommendations to the Board with respect to the following matters:

•  the audited consolidated annual financial statements of Alleghany and its subsidiaries, including Alleghany’s specific disclosures under Management’s Discussion & Analysis of Financial Condition and Results of Operations, or the “MD&A,” and critical accounting estimates, to be included in Alleghany’s Annual Reports on Form
10-K
filed with the SEC and whether to recommend this inclusion;

•  the unaudited consolidated quarterly financial statements of Alleghany and its subsidiaries, including MD&A, to be included in Alleghany’s Quarterly Reports on Form
10-Q
filed with the SEC;

•  Alleghany’s policies with respect to risk assessment and risk management;

•  the adequacy and effectiveness of Alleghany’s internal control over financial reporting and disclosure controls and procedures, including with respect to ESG matters;

•  the compensation, activities and performance of Alleghany’s internal auditors; and

•  the quality and acceptability of Alleghany’s accounting policies, including critical accounting estimates and practices and the estimates and assumptions used by management in the preparation of Alleghany’s financial statements.

Financial Expertise and Independence:

The Board has determined that each member of the Audit Committee has the qualifications set forth in the NYSE’s listing standards regarding financial literacy and accounting or related financial management expertise and is an audit committee financial expert as defined by the SEC. The Board has determined that all of the members of the Audit Committee are independent directors pursuant to the applicable requirements under the SEC and NYSE rules.

Compensation Committee

Members:	Responsibilities:

Raymond L.M. Wong (Chair) Ian H. Chippendale John G. Foos Lauren M. Tyler
•  Administers Alleghany’s executive compensation program, including Alleghany’s long-term and annual incentive plans.

•  Reviews and approves the financial goals and objectives relevant to the compensation of the Chief Executive Officer; evaluates the Chief Executive Officer’s performance in light of such goals and objectives and determines the Chief Executive Officer’s compensation based on such evaluation.

•  Reviews the annual recommendations of the Chief Executive Officer concerning:

•  the compensation of the other Alleghany officers and proposed adjustments to such officers’ compensation; and

•  the adjustments proposed to be made to the compensation of the three most highly paid officers of each Alleghany operating subsidiary as recommended by the compensation committee or board of directors (as applicable) for each such operating subsidiary.

•  Reports on the actions described above to the Board and makes recommendations with respect to such actions to the Board as the committee may deem appropriate.

•  Reviews the compensation of the directors on an annual basis, including compensation for service on committees of the Board, and proposing changes, as appropriate, to the Board.

•  Reviews Alleghany’s key human capital management strategies and program. In 2021, the Compensation Committee was renamed the Compensation and Human Resources Committee to better reflect the committee’s responsibilities related to human capital.

Independence:

The Compensation Committee is composed entirely of directors who are independent under the SEC and NYSE rules for directors and compensation committee members.

Report:

The Compensation Committee Report is set forth beginning on page 21.

ESG Committee

Members:	Responsibilities:

Phillip M. Martineau (Chair) Chris H. Cheesman Ian H. Chippendale Raymond L.M. Wong
•  Identifies and screens director candidates, consistent with criteria approved by the Board.

•  Makes recommendations to the Board as to persons to be (i) nominated by the Board for election to the Board by stockholders or (ii) chosen by the Board to fill newly created directorships or vacancies on the Board.

•  Oversees the annual evaluation process of the Board, individual directors and Alleghany’s management and makes recommendations to the Board regarding such evaluation.

•  Develops and recommends to the Board a set of corporate governance principles applicable to Alleghany and generally advises on corporate governance matters.

•  Reviews Alleghany’s activities and practices regarding environmental, social and related governance matters that are material to Alleghany.

Independence: The ESG Committee is composed entirely of directors who meet the independence requirements under the NYSE rules.
Board Practices, Policies and Processes
Board Meetings and Attendance
We have strong director engagement on our Board. The Board held 10 meetings in 2021. Each director who was a director during 2021 attended over 90% of the meetings of the Board and committees of the Board on which he or she served in 2021, with seven of such directors attending 100% of the Board and committee meetings. Alleghany does not have a policy with regard to attendance by directors at annual meetings of stockholders. Four directors attended the 2021 Annual Meeting.
Board Performance Evaluations
The Board believes that an effective director evaluation process enables it to gain insights into the effectiveness of the Board, its committees and its individual members, with the goal of continually enhancing Board performance. In this regard, each year, the Board and each of its committees conducts an evaluation of its respective performance, composition, effectiveness and fulfillment of fiduciary duties. The Board evaluation process generally comprises: an annual, overall board evaluation; an annual, individual director evaluation; and a biennial skills matrix questionnaire.
The overall Board evaluation is accomplished through completion of a comprehensive, written questionnaire by each director on an anonymous basis to encourage candid feedback. The questionnaires are supplemented by individual director interviews with the Chair of the Board. An evaluation of the performance of each committee on which directors serve is also included. Topics that directors were asked to evaluate regarding Board performance in 2021 included matters related to the Board’s role, matters related to Board meetings and processes, matters related to Board composition, and matters related to the Board’s relationship with and oversight of management.
With respect to the individual director evaluation component, the Chair of the Board solicits a self-evaluation from each director, as well as an evaluation of each other director, using evaluation questions. Additionally, the Chair of the ESG Committee solicits from each director an evaluation of the Chair of the Board. Questions in the 2021 individual director evaluation included a director’s commitment to the Board, a director’s understanding of his or her legal obligations to Alleghany and its stockholders, and a director’s contribution to the effective functioning of the Board.
The skills matrix questionnaire is generally done on a biennial basis, except where a material change in Alleghany or director circumstances necessitates that a director or directors complete an updated questionnaire .A questionnaire asks for a self- evaluation of a director’s expertise on a “high,” “medium” and “low” basis in different areas. Areas included in the self-evaluation are insurance industry knowledge and expertise, financial industry knowledge and expertise, technical and operational skills and experience governance and regulatory competencies, and behavioral competencies.
At the conclusion of every annual Board evaluation process, the Chair of the Board discusses with each director the results of his or her individual evaluation. The Chair of the ESG Committee discusses the results of the overall Board and committee evaluations with the Chair of the Board. The results of the written overall Board and committee evaluations are then reported to and reviewed by the full Board.
The whole board evaluation process is reviewed annually by the ESG Committee to determine whether it is designed effectively and assure that appropriate feedback is being sought and reviewed. The ESG Committee also reviews the questions included in the overall Board evaluation, individual director evaluation and skills matrix questionnaire.
Corporate Governance Guidelines
Our Corporate Governance Guidelines include principles, policies and practices that have evolved informally and formally over the years, reflecting Alleghany’s unique features of ownership, control, long-term perspective and history of accomplishment, and principles, policies and practices in respect of requirements of corporate governance listing standards adopted by the NYSE and rules adopted by the SEC. A copy of the Corporate Governance Guidelines is available in the Corporate Governance section of our website (www.alleghany.com) under the tab “Corporate Governance — Governance Documents.”
Codes of Business Conduct and Ethics
Alleghany has adopted an Employee Code of Business Conduct and Ethics for all employees of Alleghany and its subsidiaries, a Financial Personnel Code of Ethics for its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and all other officers in its Finance Department, a Director Code of Business Conduct and Ethics for members of the Board, a Code of Business Conduct and Ethics for Our Business Partners for third parties with whom we do business and the Corporate Governance Guidelines. A copy of each of these documents is available on Alleghany’s website at www.alleghany.com under the tab “Corporate Governance — Governance Documents” or may be obtained, without charge, upon written request to the Secretary of Alleghany at Alleghany’s principal executive offices. Alleghany will disclose on its website any substantive amendments to its codes of ethics and any waivers from the provisions of its codes of ethics made with respect to its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or persons performing similar functions), as well as with respect to any other executive officer or any director of Alleghany.

Director Stock Ownership Guidelines
Directors are expected to achieve ownership of common stock, or restricted stock units, having an aggregate value (based upon the higher of market value or book value) equal to at least five times the annual board retainer within five years of election to the Board, and to maintain such a level thereafter. All directors who have been members of the Board for more than five years have met these stock ownership guidelines.
Hedging and Pledging Policies
Alleghany maintains a policy on insider trading and compliance that prohibits Alleghany directors, officers and employees from directly or indirectly purchasing or using financial instruments designed to hedge or offset any decrease in the market value of Alleghany securities that they own. In addition, under such policy, Alleghany directors, officers and employees are prohibited from pledging Alleghany securities as collateral.
Delinquent Section 16(a) Reports
Alleghany has determined that, no person who at any time during 2021 was a director, officer or beneficial owner of more than 10% of common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2021. This determination is based solely upon Alleghany’s review of Forms 3, 4 and 5, and written representations that no Form 5 was required, which such persons submitted to Alleghany during or with respect to 2021.

Item 11. Executive Compensation.
Compensation of Directors
The compensation of our directors is designed to attract, retain and motivate highly qualified candidates for director and be broadly comparable with those companies which Alleghany considers to be its peers in the industries in which it operates.
In accordance with our Corporate Governance Guidelines, the Compensation Committee recommends to the Board the form and amount of compensation for non-employee
directors. Only
non-employee
directors are paid for their service on the Board. Director compensation, including compensation for committee service, is reviewed at least annually by the Compensation Committee at its regularly scheduled June meeting, which makes such recommendations to the Board with respect thereto as it deems appropriate. As part of such review each year, with the assistance of the Compensation Committee and its compensation consultant, the Board takes various factors into consideration, including, but not limited to, the responsibilities of directors generally, as well as committee chairs, and the form and amount of compensation paid to directors by comparable companies.
In 2021, we compensated our
non-employee
directors with a combination of cash and equity to help align our directors’ interests with those of our stockholders.
The information under this heading relates to the compensation during 2021 of those non-employee
directors who served on the Board at any time during 2021.
2021 Director Compensation

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Karen Brenner	$137,000	$149,760	$286,760
Chris H. Cheesman (2)	77,534	83,950	161,484
Ian H. Chippendale	117,000	149,760	266,760
John G. Foos	142,000	149,760	291,760
Jefferson W. Kirby	210,000	149,760	359,760
Phillip M. Martineau	117,000	149,760	266,760
Lauren M. Tyler	125,000	149,760	274,760
Raymond L.M. Wong	140,000	149,760	289,760

(1)
Represents the grant date fair value of the award of 229 shares of restricted common stock or 229 restricted stock units (each equivalent to one share of common stock) made to each non-employee
director other than Ms. Cheesman under the 2015 Directors’ Stock Plan, or the “2015 Director’s Plan,” on April 26, 2021, and the grant date fair value of the award of 134 shares of restricted common stock under the 2015 Directors’ Plan to Ms. Cheesman made upon her becoming a director, and computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, or “ASC 718.”

(2)	Ms. Cheesman was appointed to the Board on September 21, 2021. The amount shown includes prorated cash fees of $77,534 that Ms. Cheesman earned for service during 2021.
Fees Earned or Paid in Cash
Set forth below is information regarding fees earned and paid in cash to non-employee
directors for service on the Board and its committees in 2021.

Annual Cash Fees
Chair of the Board	Independent Director (other than the Chair)	+ Chair of the Audit Committee	+ Chair of the Compensation Committee	+ Chair of the ESG Committee	+ Member of the Audit Committee	+ Member of the Compensation Committee	+ Member of the ESG Committee
$210,000	$100,000	$35,000	$25,000	$22,000	$15,000	$10,000	$7,000
Stock Awards
Pursuant to the 2015 Directors’ Plan, each year as of the first business day following an Annual Meeting of Stockholders, each individual who was elected or continues to serve as a member of the Board and who is not an employee of Alleghany or any of its subsidiaries receives, at the individual director’s election, either a number of shares of restricted common stock or restricted stock units (each equivalent to one share of common stock) equal to $150,000 divided by the average of the closing sales prices of the common stock on the 30 consecutive trading days preceding the grant date as reported by the NYSE. Such shares of restricted common stock or restricted stock units, as the case may be, are subject to potential forfeiture until the first Annual Meeting of Stockholders following the date of grant and are subject to restrictions upon transfer until the third anniversary of the date of grant.
On April 26, 2021, each eligible director received either 229 shares of restricted common stock or 229 restricted stock units, reflecting such number of shares or restricted stock units equal to $150,000 divided by the average of the closing sales prices of the common stock on the 30 consecutive trading days preceding the grant date as reported by the NYSE. Each director is permitted to defer payment of the restricted stock units, and all whole restricted stock units will be paid in the form of whole shares of common stock.

On September 21, 2021, Ms. Cheesman received an award of 134 shares of shares of restricted stock under the 2015 Directors’ Plan, which reflects a pro rata grant of shares pursuant to the terms of the 2015 Directors’ Plan.
In the event that the merger is consummated, each outstanding restricted stock unit granted to our non-employee
directors, including any dividend equivalent units credited in respect thereto, will be cancelled and converted into the right to receive an amount equal to the merger consideration in cash at the time specified in the applicable plan and award agreement or applicable deferral election, with interest credited at the prime rate from the effective time of the merger until the applicable payment date.
In addition, in connection with the merger, the 2021 annual equity awards granted pursuant to the 2015 Directors’ Stock Plan to our non-employee
directors on the first business day following the 2021 Annual Meeting will vest on April 30, 2022.

Compensation Discussion & Analysis

Executive Overview	11	Compensation Committee Process	19
Named Executive Officers	11	Compensation Determination Timetable	19
Long-Term Performance and Chief Executive Officer Compensation Summary		Peer Group	19
	12	Compensation Committee Advisors and Services	20
Advisory Vote on Executive Compensation	13	Advisory Vote on Executive Compensation	20
Design and Structure of Our Executive Compensation Program	13	Other Items	20
Our Business and Compensation Philosophy	13	Financial Statement Restatements	20
Components of our Executive Compensation Program	13	Hedging and Pledging Policies	20
Components of 2021 Compensation	14	Executive Officer Stock Ownership Guidelines	20
Other Compensation Matters	18	Tax Considerations	20
Executive Overview
This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and programs, the compensation decisions the Compensation Committee has made under those programs and the factors considered in making those decisions. This Compensation Discussion and Analysis focuses on the compensation of our Named Executive Officers for 2021, who are listed below and appear in the Compensation Tables beginning on page 22.
Named Executive Officers
The name, age, current position, date elected and prior business experience of each of the Named Executive Officers is as follows:

Named Executive Officer	Age	Position
Weston M. Hicks (1)	65	Former Chief Executive Officer
Joseph P. Brandon (2)	63	President and Chief Executive Officer
Kerry J. Jacobs (3)	43	Executive Vice President and Chief Financial Officer
Christopher K. Dalrymple	54	Senior Vice President, General Counsel and Secretary
John F. Shannon	43	Senior Vice President and Chief Investment Officer

(1)	Mr. Hicks retired from his position as Chief Executive Officer of Alleghany, effective December 31, 2021.
(2)	Mr. Brandon assumed the position of President, effective April 23, 2021, and Chief Executive Officer, effective upon Mr. Hicks’s retirement.
(3)	Ms. Jacobs assumed the position of Executive Vice President, effective April 23, 2021.
Mr.
 Hicks
served as President (from December 2004 through April 2021) and Chief Executive Officer of Alleghany (December 2004 through December 2021). Mr. Hicks’s prior business experience includes serving as Executive Vice President of Alleghany (October 2002 to December 2004).
Mr.
 Brandon
currently serves as President (since April 2021) and Chief Executive Officer (since December 2021) of Alleghany. Mr. Brandon’s prior business experience includes serving as Executive Vice President of Alleghany (March 2012 to April 2021), Consultant to Alleghany (September 2011 to March 2012), private investor (May 2008 to August 2011), and Chairman and Chief Executive Officer of General Re Corporation, a property and casualty reinsurer and a wholly-owned subsidiary of Berkshire (September 2001 to April 2008).
Ms.
 Jacobs
currently serves as Executive Vice President (since April 2021) and Chief Financial Officer (since July 2019) of Alleghany. Ms. Jacobs’ prior business experience includes serving as Senior Vice President of Alleghany (June 2019 to April 2021), Vice President of Alleghany (March 2014 to June 2019), Vice President of Gerson Lehrman Group, a professional services company (May 2013 to February 2014), and Vice President (March 2012 to April 2013) and Associate (July 2008 to February 2012) of Deutsche Bank Securities Inc., an investment bank.
Mr.
 Dalrymple
currently serves as Senior Vice President (since January 2012), General Counsel (since July 2009) and Secretary (since January 2011) of Alleghany. Mr. Dalrymple’s prior business experience includes serving as Vice President of Alleghany (December 2004 to January 2012), Associate General Counsel of Alleghany (March 2002 to July 2009) and Assistant Secretary of Alleghany (March 2002 to January 2011).
Mr.
 Shannon
currently serves as Senior Vice President and Chief Investment Officer (since January 2020) of Alleghany. Mr. Shannon’s prior business experience includes serving as Vice President – Head of Fixed Income of Alleghany (February 2018 to January 2020), Vice President and Director (March 2015 to January 2018) and Associate Director, Fixed Income (November 2006 to February 2015) of MetLife Investment Management.

Long-Term Performance and Chief Executive Officer Compensation Summary
The graph below summarizes Alleghany’s common stockholders’ equity per share growth and stock price performance over the ten-year
period from December 31, 2011 to December 31, 2021, compared with the S&P 500 Stock Index, or the “S&P 500,” with all values indexed to December 31, 2011. During this ten-year
period, Alleghany’s common stockholders’ equity per share increased at a compound annual rate of 7.5% (adjusted for dividends), compared with a compound annual rate of return of 16.5% for the S&P 500, and the price of Alleghany common stock (adjusted for dividends) appreciated at a 9.3% compound annual rate of return.
Indexed Performance 2011 = 100

As indicated by the data presented in the graph above, Alleghany’s growth in common stockholders’ equity per share has been relatively consistent, with the exception of 2018 when it was negatively impacted by a decline in the market value of Alleghany’s equity portfolio and significant catastrophe losses. The trading price of Alleghany’s common stock has been more volatile, reflecting the volatility of the stock market in general. In Alleghany’s view, growth in common stockholders’ equity per share is a better measure of fundamental performance and value creation as compared with the more volatile trading price of Alleghany’s common stock. As such, Alleghany focuses its executive compensation incentive program on building common stockholders’ equity per share over time.
During the
ten-year
performance period set forth in the graph above, we believe that Mr. Hicks’s compensation has been well-aligned with Alleghany’s long-term performance as can be seen in the table below:
10-year
Pay-TSR
(1)
Alignment

(1)	Total Shareholder Return reflects Alleghany share price appreciation including the impact of dividends.
(2)
For 2011 – 2020, includes annual fluctuation in pension benefit value. Calculated according to SEC rules except for 2013, 2015 and 2018, which include a negative value for Mr. Hicks’s pension benefit. SEC rules require that negative pension value changes are reflected as a “zero” for Summary Compensation Table purposes.

(3)	Represents Chief Executive Officer compensation as reported in the Summary Compensation Table on page 22, excluding annual fluctuation in pension value.
(4)
The change in pension value for 2020 reflects the difference between the present value of a participant’s pension benefit at the time of the termination of the Alleghany Corporation Retirement Plan, or the “Retirement Plan,” in December 2019 and the actual value of the participant’s pension benefit at the time of payout in December 2020. No interest or other earnings were credited to Mr. Hicks’s pension amount for the period commencing on the December 2019 termination date.

Advisory Vote on Executive Compensation
At our 2021 Annual Meeting, we received strong support for our executive compensation program, with approximately 97% stockholder approval of our say-on-pay
proposal.
Design and Structure of Our Executive Compensation Program
Our Business and Compensation Philosophy

•
Alleghany is managed by a small group of professionals consisting of five executive officers and nine officers. This small team is responsible for overseeing, not operating, Alleghany’s subsidiaries and provides them with strategic guidance, sets risk parameters and ensures that management incentives are appropriate.

•
Alleghany’s extensive history and focus on its long-term legacy inform our culture, strategy and compensation. From a culture perspective, although we must offer competitive compensation, we do not seek to compete for executive talent solely on the basis of compensation.

•
Our collaborative, team-oriented culture is a key driver of retention. Our retention efforts, which include compensation aspects, result in parent-company level employees with long tenures, which fits with our long-term financial results orientation.

•
Our executive compensation program is intended to provide competitive total compensation to each of Alleghany’s Named Executive Officers that is aligned with the interests of our stockholders in increasing our common stockholders’ equity per share at rates of
7-10%
over the long term without employing excessive amounts of financial leverage and without taking imprudent risks. This approach enables us to manage risk to avoid loss of capital during periods of economic turmoil, which we believe creates maximum value for stockholders in the long term, even if it results in lower levels of capital appreciation during periods when economic conditions are more favorable.

•
We view annual incentive compensation as variable pay linked to the achievement of strategic and operational objectives by management during the year and not “incentive” pay intended to send strong messages about performance differences based on a rigid formulaic approach.

•
Risk analysis has always been part of our design and review of our group-wide executive incentive plans, and the Compensation Committee regularly monitors compensation policies, practices and outstanding awards to determine whether our risk management and incentive objectives are being met with respect to group-wide employee incentives. In this regard, as discussed below, our short- and long-term incentive plans are capped at individual levels so as not to incent imprudent risk taking to achieve outsized payouts. In addition, our officers are required to own a substantial amount of common stock to ensure that they maintain a significant stake in our long-term success, and we have in place a compensation clawback policy applicable to our officers to further discourage imprudent risk taking. Further, we do not grant stock options to officers as we do not wish to reward or penalize them for exogenous short-term market price movements. The Compensation Committee seeks to set realistic incentive goals, monitors them in light of economic conditions and our strategy and risk appetite, and will consider appropriate adjustments in respect thereof in the event of any conflict between incentives and the Board’s strategy and risk appetite.

Components of our Executive Compensation Program
The primary components of our executive compensation programs, summarized below, ensure that pay is directly linked to performance.
Salary
Base salary is a customary, fixed element of compensation intended to attract and retain executives. The Compensation Committee generally makes salary adjustments annually, based on salaries for the prior year, general inflation, market data, individual performance and internal comparability considerations.
Annual Cash Incentive Compensation
We generally pay annual cash incentives to our Named Executive Officers under the 2015 Management Incentive Plan, or the “2015 MIP.” The intent of these annual cash incentive awards is to provide a pay-for-performance
element for achieving Alleghany’s shorter-term objectives.
In making awards under the 2015 MIP, the Compensation Committee has recognized that, given the nature of Alleghany’s business and long-term approach, evaluating how Alleghany achieves shorter-term objectives can be a subjective process. Consequently, the Compensation Committee has sought to mitigate this subjectivity by including two meaningful limitations to these annual cash incentive awards.

•
No payout to any Named Executive Officer could exceed the amount of the executive’s maximum annual incentive opportunity set at the beginning of the year. In 2021, this limitation resulted in an approximate $3.5 million maximum award opportunity for Mr. Hicks and an aggregate maximum award opportunity of approximately $8.2 million for our Named Executive Officers as a group.

•
Funding of the annual incentive pool amount is limited to a specified level of earnings produced by management in the year. In 2021, to the extent the funding of the 2021 incentive pool amount had been less than the aggregate maximum award amount of approximately $8.2 million for our Named Executive Officers as a group, a pro-rata
reduction of individual award amounts would have occurred. To the extent that Alleghany had a loss for 2021, no payout would have been made under the 2015 MIP.

In sum, payouts under the 2015 MIP are the lesser of (i) the annual incentive pool amount and (ii) the maximum opportunity for management (as may be reduced by the Compensation Committee for individual performance).
Long-Term Equity-Based Incentive Compensation
We generally make awards of long-term incentive compensation to our Named Executive Officers under the 2017 Long Term Incentive Plan, or the “2017 LTIP”. Historically, long-term incentive awards have been made primarily in the form of performance shares and, in certain cases, shares of restricted stock and restricted stock units. Awards of performance shares under the 2017 LTIP are intended to provide a pay-for-performance
component of compensation based upon the achievement of longer-term financial objectives focused on growth in common stockholders’ equity per share. Awards of restricted stock or restricted stock units under the 2017 LTIP are intended to provide a retention component of compensation, the value of which is tied to the market price of our common stock.
Since 2003, performance share payouts have been based on management’s ability to grow common stockholders’ equity per share relative to Alleghany’s cost of equity capital, an approach we believe aligns executive compensation with the returns provided to Alleghany’s long-term owners. If Alleghany suffers a decline in common stockholders’ equity per share in any one year, it

•	negatively impacts all outstanding performance share awards;

•	reduces or eliminates the number of performance shares that are paid out; and

•	because the stock price is likely to be lower than it would have been without a decline in common stockholders’ equity in that one year, the dollar value of any shares earned is reduced even further.
With respect to our focus on common stockholders’ equity per share as the metric for performance share awards, we continue to believe that this metric is the most appropriate yardstick against which management’s performance should be measured. Over long periods of time (a decade or more), Alleghany’s stock price has tended to grow at the same rate as the growth rate of its common stockholders’ equity per share. Over shorter time-periods, however, the two can move in very different directions, due to general market sentiment and changes in investor expectations about the future relative growth rate of Alleghany’s common stockholders’ equity per share compared to other alternatives in the stock market. Although we provide a substantial percentage of compensation to our executive officers through stock-based vehicles, we do not believe in linking the number of performance shares earned to stock price performance or reducing the number of performance shares earned in the event that the stock price performance is negative.
We see three primary issues with using stock price as a specific performance metric in incentive plans. First, a company’s stock price may move up or down over short periods of time (less than five years) due to cyclical trends in its industry, changes in investor preferences or other reasons that are unrelated to a company’s performance. Second, a company’s risk profile may not be adequately tested over short periods of time. If a stockholder invests in a company for long-term growth in capital, it is imperative that the company not suffer a permanent loss. Management in an insurance or reinsurance holding company can produce what may appear to be good short-term results, either by encouraging premium growth through more aggressive pricing or taking more “tail risk” in its operations. The negative effects of such actions may not show up over short periods of time, but time is the enemy of the imprudent risk taker. Eventually companies are tested, and it is only then that a stockholder finds out how well management has controlled risk. Third, extreme stock market moves can produce perverse results, even if measured on a relative basis. A stock market bubble can reward management when an increasing share price overcomes the impact of poor financial performance. Similarly, a stock market crash can penalize management when excellent financial performance is masked by share price declines unrelated to the company. Relative performance can be impacted by short-term volatility more so than steady, long-term results.
Components of 2021 Compensation
Set forth below in more detail is a description and analysis of each of the components of our executive compensation program.
Salary

	2021 and 2020 Salary ($)		Rationale
Weston M. Hicks	2021
		$1,170,000	4% increase reflecting 2020 contributions and continued emphasis on performance-linked compensation.
	2020
		$1,125,000
Joseph P. Brandon	2021
		$975,000	4% increase reflecting 2020 contributions and continued emphasis on performance-linked compensation.
	2020
		$940,000

Kerry J. Jacobs	2021		8% increase reflecting Ms. Jacobs’ ongoing increase in responsibilities following her promotion to Executive Vice President, 2020 contributions and continued emphasis on performance-linked compensation.
		$650,000
	2020
		$600,000
Christopher K. Dalrymple	2021
		$780,000	4% increase reflecting 2020 contributions and continued emphasis on performance-linked compensation.
	2020
		$750,000
John F. Shannon	2021		13% increase reflecting Mr. Shannon’s ongoing increase in responsibilities following his promotion to Senior Vice President and Chief Investment Officer, 2020 contributions, internal comparability factors and continued emphasis on performance-linked compensation.
		$450,000
	2020
		$400,000
In addition to the considerations set forth above, with respect to Ms. Jacobs and Mr. Shannon specifically, the Compensation Committee also considered comparative market data and increased Ms. Jacobs’ and Mr. Shannon’s base salaries to align closer to the market median for their respective positions based on our peer companies.
Annual Cash Incentive Compensation
Process
Under the 2015 MIP, the Compensation Committee makes annual incentive awards for the upcoming year and determines each Named Executive Officer’s appropriate target amount in January of that year after evaluating projected earnings for the prior year. 2021 target annual incentive awards and maximum incentive opportunities were as follows:

Name	2021 Salary ($)	2021 Target Opportunity ($ /As a % of Salary)		2021 Maximum Opportunity (1)
Weston M. Hicks	$1,170,000	$2,340,000	200%	$3,510,000
Joseph P. Brandon	975,000	1,296,750	133%	1,945,125
Kerry J. Jacobs	650,000	864,500	133%	1,296,750
Christopher K. Dalrymple	780,000	624,000	80%	936,000
John F. Shannon	450,000	360,000	80%	540,000
Totals		$5,485,250		$8,227,875

(1)	The maximum opportunity percentage for each Named Executive Officer is approximately 150% of each such Named Executive Officer’s target award.
Target Opportunity Levels
The differing target awards as a percentage of salary reflect the Compensation Committee’s determinations of appropriate levels and mix of compensation components, taking into account varying levels of responsibility, internal comparability, the implicit impact of the various Named Executive Officer levels on the accomplishment of Alleghany’s financial, strategic and operational objectives and competitive considerations. For 2021 annual incentive awards, the percentage of salary opportunities for Mr. Hicks, Mr. Brandon, Mr. Dalrymple, and Mr. Shannon were the same as those set for 2020. The 2021 percentage of target opportunity as a percentage of salary for Ms. Jacobs was increased to 133% from 80% in April 2021 in light of her promotion at that time to Executive Vice President of Alleghany.
Payout Determinations
Payout of annual incentive awards is tied to the achievement of a specified financial performance objective, as described below, subject to reduction in respect of Alleghany performance and/or individual performance. The financial performance objective is set in January, after evaluating projected earnings for the coming year and determining each Named Executive Officer’s appropriate target annual incentive opportunity amount. With respect to individual performance objectives, each of our Named Executive Officers submits individual objectives for the coming year, with the Chief Executive Officer submitting his to the Board and the other Named Executive Officers submitting their individual objectives to the Chief Executive Officer. These objectives are in addition to the core responsibilities of our Named Executive Officers. Status updates on the achievement of such individual objectives and performance of core responsibilities are given through the year by each Named Executive Officer, culminating in a final report made in advance of payout determinations made by the Board and Compensation Committee at the beginning of the following year. In this regard, the Chief Executive Officer provides a self-evaluation to the Board of his performance against objectives during the year and the other Named Executive Officers provide the Chief Executive Officer with the same, which the Chief Executive Officer then reviews with the Compensation Committee.
Financial Performance Objective
The 2021 financial performance goal established by the Compensation Committee for annual incentive awards to our Named Executive Officers was based on a funding approach, which was capped at an amount equal to 3% of 2021 earnings before income taxes, as reported in Alleghany’s audited financial statements, as adjusted, or the “2021 Incentive Pool Amount,” to:

•	exclude effects of accounting changes, charges for goodwill or intangibles impairment (including in allowance for credit losses on available for sale securities);

•	exclude expenses incurred in connection with actual and potential acquisitions; and

•	deduct from 2021 earnings a rolling four-year (2017-2020) average of catastrophe losses at RSUI and TransRe instead of actual 2021 catastrophe losses at RSUI and TransRe.
With respect to catastrophe losses, RSUI’s 2017-2020 catastrophe average, or the “RSUI CAT Average,” was $164.5 million compared with 2021 actual catastrophe losses of $183.5 million, net of prior year development and reinsurance reinstatement premiums. TransRe’s 2017-2020 catastrophe average, or the “TransRe CAT Average,” was $432.6 million compared with 2021 actual catastrophe losses of $481.7 million, net of prior year development and reinsurance reinstatement premiums. The use of the RSUI CAT Average and TransRe CAT Average rather than the actual amount of their respective 2021 catastrophe losses was based upon the Compensation Committee’s acknowledgement that RSUI and TransRe are significant writers of catastrophe exposed property (re)insurance and that management cannot predict the occurrence or severity of catastrophe losses in any particular year. Using a four-year average recognizes that catastrophe losses are a cost of doing business and accounts for them in a manner consistent with Alleghany’s focus on long-term performance. In this regard, actual catastrophe losses impact funding calculations for annual incentive pools during the four-year averaging period in which they are included. A year in which Alleghany experiences significant catastrophe losses will impact the annual incentive pool funding for the subsequent four years, holding management fully accountable for such catastrophe losses.
Individual Performance Objectives
In January 2021, Mr. Hicks provided to the Board, and Messrs. Brandon, Dalrymple and Shannon and Ms. Jacobs provided to Mr. Hicks, their 2021 objectives that were in addition to performance of their core responsibilities. The Board reviewed and approved the 2021 objectives for Mr. Hicks and Mr. Hicks reviewed and approved the 2021 objectives for Messrs. Brandon, Dalrymple and Shannon and Ms. Jacobs.
Payouts under 2015 MIP with Respect to 2021 Performance
In light of his planned retirement at 2021
year-end,
at its meeting on November 16, 2021, the Compensation Committee determined to make a payout to Mr. Hicks of his 2021 annual incentive opportunity under the 2015 MIP at $3,510,000, representing his maximum opportunity, subject to the Company achieving the 2021 financial performance objective at a level necessary to sufficiently fund the 2021 Incentive Pool Amount, as determined in normal course at the February 2022 Compensation Committee meeting. In making this determination, the Compensation Committee considered the Company’s projected 2021 financial performance, an evaluation by the Board of Mr. Hicks’s performance in 2021, including his achieving his 2021 individual objectives which had been provided to the Board in January 2021.
In February 2022, based on Alleghany’s 2021 financial results, the 2021 Incentive Pool Funding Amount was calculated to be approximately $44.5 million, so that Messrs. Hicks, Brandon, Dalrymple and Shannon and Ms. Jacobs were eligible to receive a maximum payout in respect of their 2021 incentive opportunities, aggregating to approximately $8.2 million, under the 2015 MIP based on achievement of the financial performance goal, subject to reduction for individual performance.
At its meeting on February 23, 2022, the Compensation Committee evaluated Alleghany’s overall corporate performance and the individual performance of each of the Named Executive Officers other than Mr. Hicks and determined to (in the case of Mr. Hicks confirmed its decision to) make payouts to them of their 2021 annual incentive opportunities at maximum, compared with payouts at target to each of them in respect of their 2020 annual incentive opportunities. In this regard, the Compensation Committee believed that payouts at the maximum level for 2021 recognized the achievement by each executive officer of his or her individual objectives and their extraordinary efforts in navigating the continuing challenges of the
COVID-19
pandemic while producing exceptional financial and operating results including:

•	record net earnings of over $1.0 billion;

•	an increase in common stockholders’ equity per share of 8.3% from year-end 2020;

•	earnings per diluted share of $74.66 in 2021 compared with $7.04 in 2020;

•	consolidated net pre-tax underwriting profit of $195.3 million compared with a net pre-tax underwriting loss of $128.7 million in 2020; and

•	an 100% increase in pre-tax earnings at Alleghany Capital from 2020.
Long-Term Equity-Based Incentive Compensation
The Compensation Committee recognizes the importance of striking a balance between rewarding executives for strong performance and establishing realistic but rigorous targets that help to properly incentivize and retain our executives. After reviewing and discussing analyses at its January 2021 meeting, the Compensation Committee determined that Alleghany’s long-term incentive program continued to be generally well-structured and suited to support the strategic objective of growing common stockholders’ equity per share
7-10%
over the long-term without taking imprudent risks.
2021 Long-Term Incentive Award Opportunities
For 2021 awards under the 2017 LTIP, the Compensation Committee determined to continue denominating long-term incentive opportunities for (i) Mr. Hicks and Mr. Brandon 100% in the form of performance shares and (ii) the other Named Executive Officers divided equally between performance shares and restricted stock units. The Compensation Committee based the number of performance shares and restricted stock units awarded to each Named Executive Officer upon a percentage of such officer’s 2021 salary (as determined by the Compensation Committee) divided by the average closing price of common stock for the
30-day
period prior to the mailing of material for the meeting of the Compensation Committee at which such awards were made. Such percentages of 2021 salary were as follows:

Name	2021 Salary	Total Award as % of Salary	Total Award (1) ($)	Performance Share Award ($)	RSU Award ($)
Weston M. Hicks	$1,170,000	300%	$3,510,000	$3,510,000	$0
Joseph P. Brandon	975,000	200%	1,950,000	1,950,000	0
Kerry J. Jacobs	650,000	150%	975,000	487,500	487,500
Christopher K. Dalrymple	780,000	150%	1,170,000	585,000	585,000
John F. Shannon	450,000	150%	675,000	337,500	337,500
Totals			$8,280,000	$6,870,000	$1,410,000

(1)
Due to the rules for how the grant date fair value of long-term incentive awards must be calculated for accounting purposes, the “Stock Awards” column of the Summary Compensation Table on page 22 may not reflect the same values as described above.

The differing target awards as a percentage of salary reflect the Compensation Committee’s determinations of appropriate levels and mix of compensation components, taking into account varying levels of responsibility, internal comparability, the implicit impact of the various Named Executive Officers on the accomplishment of Alleghany’s financial, strategic and operational objectives and competitive considerations. With respect to Mr. Hicks in particular, his 2021 award reflected the Compensation Committee’s determination to continue to tie Mr. Hicks’s compensation closely to Alleghany’s financial performance and its views of the challenge of meeting the financial performance goals for the applicable award periods in light of the current interest rate and (re)insurance market environments. For 2021 awards under the 2017 LTIP, the Compensation Committee also determined to maintain the target grant date value of Mr. Hicks’s 2021 performance share award to 300% of salary and Mr. Brandon’s 2021 performance share award to 200% of salary. The target grant date value of the 2021 long-term incentive awards of Ms. Jacobs, Mr. Dalrymple and Mr. Shannon, expressed as a percentage of salary, were the same as those set for 2020 at 150% of salary.
Performance Shares
The Compensation Committee also determined to continue the practice that performance share award periods would be staggered such that 25% will be paid out based on a three-year performance period (January 1, 2021 to December 31, 2023); 50% will be paid out based on a four-year performance period (January 1, 2021 to December 31, 2024) and 25% will be paid out based on a five-year performance period (January 1, 2021 to December 31, 2025).
In making performance share awards for 2021, the potential payout for which would be staggered over the 2021-2023, 2021-2024 and 2021-2025 performance periods, the Compensation Committee considered:

•
Alleghany’s financial objective in the current economic environment of growing common stockholders’ equity per share at rates of
7-10%
over the long term without employing excessive amounts of financial leverage or taking imprudent risks;

•	the prevailing financial and economic conditions and uncertainties;

•	the alignment of performance goals with Alleghany’s near-term strategy, with a particular emphasis on maintaining Alleghany’s financial strength;

•
its desire to set performance goals at levels high enough to encourage strong performance but still reasonably attainable to avoid encouraging the use of excessive financial leverage or taking of imprudent risks; and

•	the current 10-year U.S. Treasury rates and equity risk premiums adjusted for Alleghany’s estimated stock volatility relative to the market.
At its January 2021 meeting, after evaluating the suitability of our performance metrics and goal rigors, the Compensation Committee determined to maintain the range of performance required to achieve threshold, target and maximum payouts for 2021 performance shares awards at 4% (threshold), representing a 50% payout of the value of one share of common stock on the payout date, 7% (target), representing a 100% payout of the value of one share of common stock on the payout date, and 10% (maximum), representing a 200% payout of the value of one share of common stock on the payout date. The Compensation Committee believed that these payout thresholds would continue to be appropriate to motivate management while challenging to meet, particularly in light of slow economic growth; a prolonged period of very low interest rates when a significant portion of Alleghany’s (re) insurance subsidiary investment assets are required to be held in high-quality fixed income securities; relatively high current valuations in equity markets; and the imperative to maintain underwriting discipline, even if it means shrinking top-line
growth, in the continuing extremely competitive reinsurance and insurance markets due to an abundance of both traditional and new alternative underwriting capacity.
Restricted Stock Units
With respect to restricted stock units awarded to the Named Executive Officers, such awards will cliff-vest four years from date of grant, assuming continued employment by the applicable Named Executive Officer through the vesting date.

One-Time
Special Retention Awards for Certain Named Executive Officers
Alleghany experienced an important management transition over the past year, as described on page 4. In connection with such transition, the Compensation Committee considered the retention of Ms. Jacobs, Mr. Dalrymple and Mr. Shannon as critical both for their leadership capabilities and to provide continuity during the transition, and determined that their retention would play a critical role in the Company’s success going forward. To this end, in April 2021, after considering and evaluating input from its compensation consultant, the Compensation Committee made a discretionary, one-time
special retention award of 1,550 restricted stock units with a value equal to approximately $1 million at the date of grant to each of Ms. Jacobs, Mr. Dalrymple and Mr. Shannon. The restricted stock units will cliff-vest on April 20, 2025, subject to continued employment through the vesting date. If the executive officer terminates their employment with Alleghany prior to April 20, 2025, the entire award would be forfeited.
We believe the $1.0 million target value is a reasonable but meaningful amount, representing a 1.5x multiple of base salary for Ms. Jacobs, 2.2x for Mr. Shannon and 1.3x for Mr. Dalrymple.
See page 30 for a description of the treatment of equity awards under the Merger Agreement in the event that the merger is consummated.
Other Compensation Matters
Perquisites
Our general practice is to not provide perquisites or other personal benefits to our Named Executive Officers. In 2021, no Named Executive Officer received more than $10,000 in perquisites or other personal benefits.
Deferred Compensation Plan
We credit an amount equal to 15% of a Named Executive Officer’s base salary to the Deferred Compensation Plan each year. Entitlement to this savings benefit is not based on performance. As it is our intention that a significant portion of compensation for our Named Executive Officers be contingent on performance objectives, the savings benefit offered by the Deferred Compensation Plan provides a stable component of total compensation. In addition, the Deferred Compensation Plan permits our Named Executive Officers to elect to defer the receipt, and thus the taxation, of all or part of their base salary and their annual cash bonus. A participant may choose to have savings benefit credit amounts and deferred salary and bonus amounts either credited with interest, treated as though invested in our common stock or increased or decreased by an amount proportionate to the growth or decline in our stockholders’ equity per share.
Retirement Plan
Prior to its termination in December 2019, retirement benefits for certain of our Named Executive Officers were provided under the Retirement Plan. The Retirement Plan had been frozen since December 2013 and thus was closed to new participants and no additional benefits for existing participants accrued after such date. On December 17, 2019, the Board irrevocably approved the termination of the Retirement Plan, effective as of December 24, 2019.

Compensation Committee Process
Compensation Determination Timetable
General Setting of Salary and Incentive Awards
Salary adjustments for the coming year and new incentive awards are generally made annually by the Compensation Committee at its regularly scheduled January meeting or meetings. At its meeting in January 2021, the Compensation Committee determined 2021 salaries, 2021 annual incentive award opportunities and 2021 long-term incentive awards for all of the Named Executive Officers. This meeting followed the January 2021 Board meeting, at which the Board reviewed and discussed:

•	an evaluation of preliminary 2020 financial results for Alleghany;

•	an evaluation of Mr. Hicks’s 2020 performance and priorities for 2021;

•	a report by Mr. Hicks on management succession and development throughout Alleghany;

•	the recommendation of Mr. Hicks regarding the individual performance of each Named Executive Officer; and

•	Alleghany’s projections and plan for 2021 through 2023.
Setting of Mr. Hicks’s 2021 Compensation
In determining Mr. Hicks’s 2021 compensation, the Compensation Committee at its January 2021 meeting reviewed Mr. Hicks’s 2020 performance and 2021 priorities, as well as all components of Mr. Hicks’s 2020 compensation, including annual salary, annual cash incentive compensation in respect of 2020, outstanding performance share awards, values of previous awards of restricted stock and benefits under Alleghany’s Deferred Compensation Plan, Alleghany’s medical, long-term disability and other employee welfare plans. After this review and the Compensation Committee’s consideration of input from its independent compensation consultant, Semler Brossy Consulting Group, LLC, or “Semler Brossy,” the Committee determined to (i) increase Mr. Hicks’s 2021 salary by approximately 4% to $1,170,000 from $1,125,000, (ii) maintain his target annual incentive opportunity at 200% of salary and (iii) maintain his total target long-term incentive opportunity at 300% of salary, with 100% of such total award denominated in performance shares. These determinations reflected the Compensation Committee’s consideration of internal comparability factors, its assessment of Mr. Hicks’s superior performance over a long-term period and its emphasis on tying increases in Mr. Hicks’s compensation substantially to performance-based components.
Payouts of 2017 LTIP Awards in Respect of 2021 Performance
The Compensation Committee generally determines the payout of awards for prior performance periods at a meeting in late February, upon the completion of the year-end
audit of prior year financial statements. With respect to 2021, the Compensation Committee determined payouts to the Named Executive Officers, including Mr. Hicks, of 2021 annual incentive awards and 2018-2021 and 2019-2021 long-term incentive awards at its February 23, 2022 meeting. Annual incentive payout determinations were based on Board and Compensation Committee discussions and determinations regarding Alleghany’s financial performance for 2021 and applicable award periods, an evaluation of Mr. Hicks’s 2021 performance which had been conducted in November 2021, an evaluation of Mr. Brandon’s 2021 performance, and the recommendation of Mr. Brandon regarding the individual performance of Ms. Jacobs, Mr. Dalrymple and Mr. Shannon. With respect to the four-year period 2018-2021 long-term incentive awards, payouts were made at 90.1% of target, reflecting that the compound growth in Book Value Per Share (as defined by the Compensation Committee pursuant to the 2017 LTIP) was 6.6%. With respect to the three-year period 2019-2021 long-term incentive awards (representing 25% of the total long-term incentive award made in February 2019), payouts were made at 150% of target, reflecting that the compound growth in Book Value Per Share (as defined by the Compensation Committee pursuant to the 2017 LTIP) was 10.2%.
Peer Group
As part of its review of the Company’s executive compensation program, the Compensation Committee has been advised by its compensation consultant as to a peer group of companies that might compete with us for executive talent to be used for market comparison purposes. Although we do not seek to set our executive compensation primarily based on any benchmarks or peer group market practices, we believe that information regarding pay levels and practices at other companies is nevertheless useful in two respects.
First, we recognize that our compensation levels and practices must be competitive in the marketplace. Second, independent marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation. In this regard, in considering compensation for the Named Executive Officers, the Compensation Committee considered comparative market data from the following peer companies:

Arch Capital Group Ltd.	The Hanover Insurance Group, Inc.	RenaissanceRe Holdings Ltd.
Axis Capital Holdings Limited	The Hartford Financial Services Group, Inc.	White Mountains Insurance Group, Ltd.
Cincinnati Financial Corporation	Markel Corporation	W.R. Berkley Corporation
CNA Financial Corporation	Old Republic International Corporation
Everest Re Group, Ltd.	Reinsurance Group of America, Inc.
This peer group was developed to reflect publicly traded companies that generally as a group (i) approximate our scope of business and that of our subsidiaries, including revenue and market capitalization, (ii) are similar to us in the importance to their business of capital allocation, investments and risk management, (iii) compete with us for a comparable pool of executive talent and (iv) reflect our global presence. The peer companies identified by Semler Brossy in 2021 were the same companies used by Semler Brossy in 2020.

Compensation Committee Advisors and Services
The Compensation Committee retained Semler Brossy as a compensation consultant commencing in June 2018 to assist the Compensation Committee in its review of executive and director compensation practices, including the competitiveness of Alleghany executive compensation, executive compensation program design matters, market trends and technical considerations. In 2021, the Compensation Committee reviewed and assessed Semler Brossy’s independence as a firm and the individuals providing advice to the Compensation Committee and determined that the firm and the relevant individual advisors continued to be independent.
The nature and scope of services that Semler Brossy provides to the Compensation Committee include the following: competitive market compensation analyses; assistance with the redesign of any director or management compensation or benefit programs as necessary or requested; assistance with respect to analyzing the impact of regulatory and/or accounting developments on our compensation plans and programs and preparation for and attendance at selected Compensation Committee meetings. Semler Brossy is also available to advise the Compensation Committee and management on various executive compensation matters involving our operating subsidiaries. The Chair of the Compensation Committee reviews and approves all services provided by Semler Brossy and fees to be paid by Alleghany to Semler Brossy.
Advisory Vote on Executive Compensation
Consistent with the Board’s recommendation and the
non-binding
stockholder vote at the 2017 Annual Meeting of Stockholders, Alleghany holds a stockholder advisory vote on executive compensation, commonly referred to as
“say-on-pay,”
every year. The Compensation Committee monitors the results of Alleghany’s
“say-on-pay”
proposal and related stockholder feedback when evaluating the effectiveness of Alleghany’s compensation policies and disclosures, particularly in the event of a negative vote or significant change in the percentage of favorable votes with regard to such proposal. Alleghany also actively engages with its significant stockholders to gauge their opinions on a range of topics, including executive compensation. We view this as an important opportunity to develop broader relationships with key investors over the long term and to engage in open dialogue on compensation and governance related issues.
At our 2021 Annual Meeting, we received strong support for our executive compensation program, with 97% stockholder approval of our say-on-pay
proposal. When setting compensation for 2021, the Compensation Committee considered both the level of voting support from our stockholders on our say-on-pay
vote, as well as stockholder feedback and Semler Brossy’s observations when evaluating our executive compensation plans and determined that no material changes to the Alleghany’s executive compensation program were warranted. The Compensation Committee will continue to review the design of the executive compensation program in light of developments in executive compensation and Alleghany’s pay-for-performance
philosophy to ensure that the executive compensation program continues to serve the best interests of Alleghany and its stockholders.
Other Items
Financial Statement Restatements
It is our Board’s policy that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive negative adjustments to any cash or equity-based incentive compensation awarded or paid to any of our officers where the award or payment was predicated upon the achievement of performance goals that were subsequently restated or otherwise adjusted in a manner that would reduce the size of any such award or payment. In this regard, the Compensation Committee is authorized to have Alleghany seek to recover any amount the Compensation Committee determines was inappropriately received by any officer.
Hedging and Pledging Policies
We maintain a policy on insider trading and compliance that prohibits our officers from directly or indirectly purchasing or using financial instruments that are designed to hedge or offset any decrease in the market value of Alleghany securities they own. In addition, under such policy, officers are prohibited from pledging Alleghany securities as collateral.
Executive Officer Stock Ownership Guidelines
We expect our executive officers to achieve ownership of our common stock having an aggregate value (based upon the higher of market value or book value) equal to a multiple of base salary, as follows: for our President and Chief Executive Officer, the multiple is five times base salary; for our Executive Vice President, the multiple is four times base salary; for our Senior Vice Presidents, the multiple is three times base salary and for our Vice Presidents, the multiple is one times base salary. We expect our executive officers to retain 75% of the shares of common stock (net of taxes) paid out to them under our long-term incentive plans until they achieve their applicable ownership levels, and they are expected to maintain such levels thereafter. Mr. Brandon and Mr. Dalrymple have achieved their stock ownership levels and Ms. Jacobs and Mr. Shannon are in the process of achieving their increased ownership level requirement following their promotions from Senior Vice President to Executive Vice President in 2021, and from Vice President to Senior Vice President in 2020, respectively.
Tax Considerations
The Tax Cuts and Jobs Act of 2017, or the “TCJA,” substantially modified Section 162(m) of Internal Revenue Code of 1986, as amended, or the “Code,” and, among other things, eliminated the performance-based exception to the $1 million deduction limit effective as of January 1, 2018. As a result, beginning in 2018, compensation paid to the Named Executive Officers in excess of $1 million will generally be nondeductible, regardless of whether it is performance-based. In addition, beginning in 2018, the executive officers subject to Section 162(m), or the “Covered Employees,” include any individual who served as the Chief Executive Officer or Chief Financial Officer at any time during the taxable year and the three other most highly compensated officers (other than the Chief Executive Officer and Chief Financial Officer) for the taxable year, and once an individual becomes a Covered Employee for any taxable year beginning after December 31, 2016, that individual will remain a Covered Employee for all future years, including following any termination of employment.

Moreover, to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals in the best interest of the Company, the Compensation Committee does not limit its actions with respect to executive compensation to preserve deductibility under Section 162(m) if the Compensation Committee determines that doing so is in the best interests of Alleghany.
Compensation and Human Resources Committee Report
The Compensation and Human Resources Committee (the “Compensation Committee”) has met to review and discuss with Alleghany’s management the specific disclosure contained under the heading “Compensation Discussion and Analysis” beginning on page 11. Based on its review and discussions with management regarding such disclosure, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment for the year ended December 31, 2021.
RAYMOND L.M. WONG
IAN H. CHIPPENDALE
JOHN G. FOOS
LAUREN M. TYLER
Compensation and Human Resources Committee of the Board of Directors

Executive Compensation Tables
The following tables, narratives and footnotes discuss the compensation of our Named Executive Officers.
Summary Compensation Table

Name and Principal Position	Year	Salary		Stock Awards (1)	Non-Equity Incentive Plan (2)	Change in Pension (includes termination impact) (3)	All Other Compensation (4)	Total
Weston M. Hicks (5) President and Chief Executive Officer ( until December 31, 2021 )	2021	$1,170,000		$3,527,480	$3,510,000	$—	$198,636	$8,406,116
	2020	1,125,000		3,527,754	2,250,000	361,625	187,393	7,451,772
	2019	1,075,000		5,147,194	3,225,000	4,517,163	177,279	14,141,636
Joseph P. Brandon (6) President and Chief Executive Officer ( effective December 31, 2021 )	2021	975,000		1,959,980	1,945,125	—	159,597	5,039,702
	2020	940,000		1,965,237	1,253,000	29,758	152,310	4,340,305
	2019	910,000		2,841,739	1,820,000	398,871	146,814	6,117,414
Kerry J. Jacobs (7) Executive Vice President and Chief Financial Officer ( effective April 23, 2021 )	2021	650,000		2,034,083	1,296,750	—	101,837	4,082,670
	2020	600,000		940,512	480,000	—	70,418	2,090,930
	2019	450,000	(8)	513,808	370,000	—	59,325	1,393,133
Christopher K. Dalrymple Senior Vice President, General Counsel and Secretary	2021	780,000		2,230,324	936,000	—	124,885	4,071,209
	2020	750,000		1,175,640	600,000	78,856	119,567	2,724,063
	2019	720,000		1,124,100	720,000	1,550,183	114,410	4,228,693
John F. Shannon (9) Senior Vice President and Chief Investment Officer (effective January 22, 2020)	2021	450,000		1,732,455	540,000	—	70,951	2,793,406
	2020	400,000		627,008	320,000	—	62,716	1,409,724
	2019	300,000		187,032	180,000	—	47,678	714,710

(1)
Represents performance shares and restricted stock units awarded in each of fiscal years 2021, 2020 and 2019. In accordance with stock-based accounting rules (FASB ACS 718), the amounts (including adjustments for dividends credited to such awards) reflect the aggregate grant date fair value of such awards, excluding the effect of estimated forfeitures. For information on the assumptions used in the calculation of these amounts, see Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2021 contained in the Form
10-K.
The amounts included in this column for the performance share awards are calculated based on the probable satisfaction of the performance conditions for such awards and reflect the value of the performance share awards at the target grant date value level. For Ms. Jacobs, Mr. Dalrymple and Mr. Shannon, the amounts reported in the Stock Awards column include the
One-Time
Special Retention Awards.

The amounts for 2021 in the Stock Awards column above reflect the value of the annual performance share awards at the target (or 100%) level. Assuming payouts at maximum, the value of the performance share awards on the grant date would be as follows:

Performance Share Awards Grant Date Fair Value	2021	2020	2019
Weston M. Hicks	$7,054,961	$7,055,508	$5,790,354
Joseph P. Brandon	3,919,961	3,930,473	3,196,718
Kerry J. Jacobs	979,990	940,512	187,032
Christopher K. Dalrymple	1,176,231	1,175,640	1,124,100
John F. Shannon	678,362	627,008	—
The grant date fair value of restricted stock units awarded to our Named Executive Officers under the 2017 LTIP is as follows:

Restricted Stock Unit Awards Grant Date Fair Value	2021	2020	2019
Weston M. Hicks	$—	$—	$1,286,957
Joseph P. Brandon	—	—	710,594
Kerry J. Jacobs	1,544,088	470,256	389,120
Christopher K. Dalrymple	1,642,208	587,820	374,700
John F. Shannon	1,393,274	313,504	—
For information on the valuation assumptions used in all of the computations set forth in this column and footnote, see Note 14 to our consolidated financial statements included in the Form
10-K.

(2)	Represents cash incentive earned pursuant to awards under the 2015 MIP.
(3)
The amounts in this column reflect the change in the actuarial value of pension benefits during 2020 and 2019 for Messrs. Hicks, Brandon and Dalrymple. For Ms. Jacobs and Mr. Shannon, reflects that neither was a participant in the Retirement Plan, which was terminated effective December 24, 2019. The changes in pension value for 2020 reflect the difference between the present value of a participant’s pension benefit at the time of the termination of the Retirement Plan in December 2019 and the actual value of the participant’s pension benefit at the time of payout in December 2020. No interest or other earnings were credited to Mr. Hicks’s, Mr. Brandon’s or Mr. Dalrymple’s pension amounts for the period commencing on the December 2019 termination date. In 2019, the changes in pension value primarily reflect the impact of the termination of the Retirement Plan in December 2019.

(4)	All Other Compensation amounts for 2021 reflect the following items:

Name	Life Insurance and Long-Term Disability (a)	Tax Reimbursement (b)	Savings Benefit (c)	Total
Weston M. Hicks	$11,543	$11,874	$175,219	$198,636
Joseph P. Brandon	7,050	6,515	146,032	159,597
Kerry J. Jacobs	2,292	2,358	97,187	101,837
Christopher K. Dalrymple	4,195	3,878	116,813	124,885
John F. Shannon	1,956	1,808	67,187	70,951

(a)
Amounts represent the dollar value of the insurance premiums paid by Alleghany for the benefit of such individuals for life insurance and long-term disability insurance maintained by Alleghany on their behalf in 2021. These life insurance policies provide a death benefit to each such officer if he or she is an employee at the time of his or her death equal to four times the amount of his or her annual salary at January 1 of the year of his or her death. These long-term disability insurance policies provide disability insurance coverage to each such officer in the event he or she becomes disabled (as defined in such policies) during his or her employment with Alleghany.

(b)
Amounts represent the reimbursement of taxes, and the reimbursement itself, on income imputed to such individuals pursuant to Alleghany’s life insurance and long-term disability policies as described above in 2021.

(c)
Reflects savings benefit amounts credited by Alleghany pursuant to the Deferred Compensation Plan in 2021. The method for calculating earnings on the savings benefit amounts under the Deferred Compensation Plan is set forth on pages 27 and 28 in the narrative accompanying the Nonqualified Deferred Compensation table.

(5)	Mr. Hicks retired from his position as President, effective April 23, 2021, and Chief Executive Officer, effective December 31, 2021.

(6)	Mr. Brandon assumed the position as President, effective April 23, 2021, and Chief Executive Officer, effective upon Mr. Hicks’s resignation.

(7)
Ms. Jacobs assumed the position as Executive Vice President, effective April 23, 2021. Ms. Jacobs became a Named Executive Officer upon being named Senior Vice President and Chief Financial Officer of Alleghany effective July 1, 2019. The amounts included in this table for 2019 include compensation to her as Vice President – Finance prior to her promotion.

(8)	Ms. Jacobs’ 2019 annual salary increased from $400,000 to $500,000, effective July 1, 2019.

(9)	Mr. Shannon became a Named Executive Officer upon being named Senior Vice President and Chief Investment Officer of Alleghany, effective January 22, 2020.
Grants of Plan-Based Awards in 2021

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock
Name	Grant Date	Approval Date	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($) (3)
Weston M. Hicks	1/19/2021	1/19/2021	$2,340,000	$3,510,000	2,330	5,824	11,648	—	$3,527,480
Joseph P. Brandon	1/19/2021	1/19/2021	1,296,750	1,945,125	1,294	3,236	6,472	—	1,959,980
Kerry J. Jacobs	1/19/2021	1/19/2021	864,500	1,296,750	324	809	1,618	809	979,990
	4/20/2021	4/20/2021						1,550	1,054,093
Christopher K. Dalrymple	1/19/2021	1/19/2021	624,000	936,000	388	971	1,942	971	1,176,231
	4/20/2021	4/20/2021						1,550	1,054,093
John F. Shannon	1/19/2021	1/19/2021	360,000	540,000	224	560	1,120	560	678,362
	4/20/2021	4/20/2021						1,550	1,054,093

(1)
Reflects awards under the 2015 MIP. Target and maximum amounts reflect the range of awards that each such Named Executive Officer could have earned based upon Alleghany achieving a specified financial performance objective, subject to reduction in respect of Alleghany performance and/or individual performance. These amounts are subject to decrease (but not increase) at the discretion of the Compensation Committee based upon its evaluation of Alleghany’s overall financial and operational performance and Named Executive Officer individual performance.

(2)
With respect to the January 19, 2021 awards, reflects the gross number of shares of common stock payable in connection with awards of performance shares for the applicable three-, four- and five-year award periods granted under the 2017 LTIP. Threshold amounts reflect estimated future payout of performance shares if average annual compound growth in Book Value Per Share (as defined by the Compensation Committee pursuant to the 2017 LTIP) equals 4% in the applicable award period; target amounts reflect estimated future payout of performance shares if average annual compound growth in Book Value Per Share equals 7% in the applicable award period; and maximum amounts reflect estimated future payout of performance shares if average annual compound growth in Book Value Per Share equals or exceeds 10% in the applicable award period. If average annual compound growth in Book Value Per Share is less than 4% in the applicable award period, none of these performance shares would be payable.

(3)
Reflects the grant date fair value of (i) Alleghany performance share awards for the three-, four- and five-year award periods under the 2017 LTIP for the Named Executive Officer, computed in accordance with ASC 718 including adjustments for dividends credited to such awards, assuming payouts at target, and (ii) Alleghany restricted stock units.

Narrative Discussion Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table
Arrangements with Weston M. Hicks
On November 15, 2021, in connection with Mr. Hicks’s retirement, the Compensation Committee determined that: (i) pursuant to a letter agreement, the “Letter Agreement,” Mr. Hicks’s outstanding performance share awards under the 2017 LTIP would be amended such that the awards would be paid to him on a pro rata basis, based upon his service through the retirement date and the Compensation Committee’s determination and certification at its February 23, 2022 meeting of the financial performance objectives governing such performance share awards as of December 31, 2021; (ii) pursuant to the Letter Agreement, Mr. Hicks’s outstanding time-based vesting restricted stock unit award under the 2017 LTIP would be paid to him on a pro rata basis, based upon his service through the retirement date; and (iii) Alleghany would pay Mr. Hicks’s premiums for primary and excess health insurance plans via the Consolidated Omnibus Budget Reconciliation Act, or “COBRA,” through December 31, 2023.
On November 16, 2021, the Board entered into a consulting agreement with Mr. Hicks, the “Consulting Agreement.” Pursuant to the Consulting Agreement, Alleghany agreed to pay Mr. Hicks a consulting fee of $50,000 per month for a period of one year, renewable for additional one-year
terms, for consulting services primarily related to investments and potential strategic opportunities matters.
On November 16, 2021, the Compensation Committee also determined to make a payout to Mr. Hicks of his 2021 annual incentive opportunity under the 2015 MIP at $3,510,000, representing his maximum opportunity, subject to Alleghany achieving the 2021 financial performance objective at a level necessary to sufficiently fund the 2021 Incentive Pool Amount under the 2015 MIP.
Employment Agreement with Joseph P. Brandon
In connection with his appointment as our President and Chief Executive Officer, Alleghany and Mr. Brandon entered into an employment agreement, effective as of December 31, 2021. Pursuant to the terms of this employment agreement:

•	Mr. Brandon’s initial base salary will be $1,050,000 (increased from $940,000), which is to be reviewed annually.

•	Mr. Brandon will receive a target annual bonus opportunity equal to 200% of his base salary.

•	Mr. Brandon will receive an annual long-term incentive award with a grant date market value equal to 300% of his base salary.

•
Mr. Brandon will receive a matching performance share award in respect of up to $7.5 million of shares of Alleghany common stock purchased by Mr. Brandon between October 1, 2021 and September 30, 2022, as described below. Alleghany granted the matching performance shares to Mr. Brandon on April 1, 2022.

•	Mr. Brandon will be eligible to participate in the Deferred Compensation Plan and any other benefit plans made available to other senior executives of Alleghany.
If Mr. Brandon’s employment is terminated by Alleghany without “Cause” (other than due to his death or “Total Disability”), Alleghany will continue to pay his base salary in accordance with Alleghany’s regular payroll practices after such termination until the aggregate gross amount of such payments is $1,050,000, subject to his execution of a release of claims in favor of Alleghany and its affiliates and his continued compliance with his restrictive covenant and similar obligations. “Cause” is defined as conviction of a felony (other than a traffic violation); willful material failure to implement reasonable directives of the Board after written notice, which failure is not corrected within ten days following notice thereof; or willful gross misconduct in connection with the performance of any of Mr. Brandon’s duties.
Mr. Brandon’s employment agreement also provides that, if his employment is terminated as a result of his retirement after attaining age 65 and completing at least 12 years of service provided he has not engaged in conduct that constitutes Cause prior to his retirement, or “Retirement,” or due to his death or Total Disability (i.e., his inability to discharge his duties due to physical or mental illness or accident for one or more periods totalling six months during any consecutive
12-month
period), he will be entitled to
pro-rata
vesting of his outstanding long-term incentive awards, provided that, solely in the case of the matching performance share award (described below), such termination occurs on or after December 31, 2024, and the remaining portion of his long term incentive awards will be forfeited for no consideration. Such pro-rata
vesting upon Mr. Brandon’s Retirement or upon his termination due to his death or Total Disability will allow him to earn only the portion of his outstanding long-term incentive awards attributable to the portion of the relevant performance period or vesting period that Mr. Brandon was actually employed by Alleghany and, in the case of performance-based awards, only if and to the extent the relevant performance goals are achieved during each fiscal year of the performance period that is completed on or prior to his Retirement, which the Compensation Committee believes is an equitable result under such circumstances given Mr. Brandon’s tenure, leadership and contributions to Alleghany.
The employment agreement was the result of an
arm’s-length
negotiation between the Board and Mr. Brandon and was approved by the Compensation Committee and the Board. The Board determined that such provisions were appropriate and helpful in retaining and motivating Mr. Brandon to maximize our stockholder returns.
Performance Share Matching Grant Award to Mr. Brandon
On February 23, 2022, the Compensation Committee approved Alleghany’s entry into a performance share matching grant agreement, or the “Matching Grant Agreement,” pursuant to which Mr. Brandon will be granted a matching performance share for each share of Alleghany common stock purchased by Mr. Brandon between October 1, 2021 and September 30, 2022, up to a maximum of $7.5 million, including, for such purpose, any amounts credited to his deferred account under the Deferred Compensation Plan as of April 1, 2022 that he notionally invested in the Company’s common stock. Alleghany granted the matching performance shares to Mr. Brandon on April 1, 2022. Additional performance shares will be credited to Mr. Brandon upon payments of dividends by Alleghany on its common stock during that period.

The performance shares will be earned based on Alleghany’s “Adjusted Book Value Per Common Share” (as defined in the award agreement) achievement during the five year period commencing January 1, 2022 and ending December 31, 2026, or the “Performance Period”. 200% of the target performance shares will be earned for Adjusted Book Value Per Common Share achievement of 10% or more, 100% will be earned for Adjusted Book Value Per Common Share achievement of 7%, 50% will be earned for Adjusted Book Value Per Common Share achievement of 4% and 0% will be earned for Adjusted Book Value Per Common Share achievement of less than 4%, with straight-line interpolation used to calculate the earned amount if achievement is between the percentages above.
To earn the performance shares, Mr. Brandon would be required to remain in continued employment through the end of the Performance Period, except that, if his employment is terminated on or after December 31, 2024 (i) by Alleghany without Cause, or (ii) due to his death, Total Disability or Retirement, Mr. Brandon will be entitled to pro-rata
vesting of his matching performance shares based on Alleghany’s Adjusted Book Value Per Common Share achievement during the performance period as of the December 31st immediately preceding his termination date or, if his employment terminates on December 31st, as of such date.
In addition, Mr. Brandon must maintain unencumbered beneficial ownership of the purchased shares on which matching performance shares are granted throughout the five-year Performance Period in order to receive the full amount of matching performance shares. Mr. Brandon has also committed not to sell or transfer shares of Alleghany common stock that he owned as of the date of grant of the performance shares during the Performance Period, unless consented to by the Compensation Committee. However, the Merger Agreement provides that shares of common stock owned by Mr. Brandon will be converted into the right to receive an amount in cash based on the per share merger consideration, and notional shares of common stock credited to Mr. Brandon under the Deferred Compensation Plan will be deemed to be reinvested into the Prime Rate Alternative (as defined below) under the Deferred Compensation Plan. As a result, after the merger, Mr. Brandon will no longer hold any Alleghany common stock and, consequently, the foregoing restriction on transfer will cease to apply.
See page 30 for a description of the treatment of Mr. Brandon’s matching performance share awards under the Merger Agreement in the event that the merger is consummated, including provisions for full accelerated vesting of the right to receive the amount payable in respect of performance share awards upon a termination of the holder’s employment without cause or due to the holder’s death, total disability or qualified retirement.

Outstanding Equity Awards at 2021 Fiscal
Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Weston M. Hicks	—		$—	8,242	(1)	$5,530,824
	2,083	(5)	1,397,832	6,248	(2)	4,192,805
	—		—	4,357	(3)	2,923,493
	—		—	5,824	(4)	3,908,050
Joseph P. Brandon	—		—	4,652	(1)	3,121,356
	1,150	(5)	771,813	3,450	(2)	2,314,749
	—		—	2,427	(3)	1,628,616
	—		—	3,236	(4)	2,171,437
Kerry J. Jacobs	199	(6)	133,391	199	(1)	133,391
	202	(5)	135,430	202	(2)	135,430
	384	(10)	257,732	581	(3)	389,707
	581	(7)	389,707	809	(4)	542,859
	809	(8)	582,948	—		—
	1,550	(9)	1,000,000	—		—
Christopher K. Dalrymple	611	(6)	410,003	1,222	(1)	820,005
	607	(5)	406,981	1,213	(2)	813,962
	726	(7)	487,134	726	(3)	487,134
	971	(8)	691,654	971	(4)	651,565
	1,550	(9)	1,000,000	—		—
John F. Shannon	130	(6)	87,055	130	(1)	87,055
	151	(5)	101,573	151	(2)	101,573
	387	(7)	259,805	387	(3)	259,805
	560	(8)	415,863	—		—
	1,550	(9)	1,000,000	560	(4)	375,774

(1)	Performance shares granted under the 2012 Long-Term Incentive Plan, or the “2012 LTIP,” calculated at target payout, which vest after completion of the award period ending December 31, 2021.

(2)
Performance shares granted under the 2017 LTIP, calculated at target payout, which vest after completion of the award period ending (i) December 31, 2021 with respect to 25% of such award, (ii) December 31, 2022 with respect to 50% of such award and (iii) December 31, 2023 with respect to 25% of such award.

(3)
Performance shares granted under the 2017 LTIP, calculated at target payout, which vest after completion of the award period ending (i) December 31, 2022 with respect to 25% of such award, (ii) December 31, 2023 with respect to 50% of such award and (iii) December 31, 2024 with respect to 25% of such award.

(4)
Performance shares granted under the 2017 LTIP, calculated at target payout, which vest after completion of the award period ending (i) December 31, 2023 with respect to 25% of such award, (ii) December 31, 2024 with respect to 50% of such award and (iii) December 31, 2025 with respect to 25% of such award.

(5)	Restricted stock unit award granted under the 2017 LTIP which cliff-vests on January 15, 2023, the fourth anniversary of the date of grant.

(6)	Restricted stock unit award granted under the 2017 LTIP which cliff-vests on January 26, 2022, the fourth anniversary of the date of grant.

(7)	Restricted stock unit award granted under the 2017 LTIP which cliff-vests on January 15, 2024, the fourth anniversary of the date of grant.

(8)	Restricted stock unit award granted under the 2017 LTIP which cliff-vests on January 19, 2025, the fourth anniversary of the date of grant.

(9)	Restricted stock unit award granted under the 2017 LTIP which cliff-vests on April 20, 2025, the fourth anniversary of the date of grant.

(10)	Restricted stock unit award granted under the 2017 LTIP which cliff-vests on July 1, 2023, the fourth anniversary of the date of grant.

2021 Stock Vested

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting	Dollar Value Realized on Vesting
Weston M. Hicks	6,433	$4,168,285
Joseph P. Brandon	3,645	2,361,746
Kerry J. Jacobs	320	200,531
Christopher K. Dalrymple	1,533	971,011
John F. Shannon	167	104,700

(1)
Includes the gross amount of performance shares which vested upon certification of performance by the Compensation Committee in February 2021 with respect to the award period ending December 31, 2020. Payouts of such performance shares were made at 83.1475% of target. The gross number of performance shares vested, and the form of payment, were as follows: Mr. Hicks, 6,433 shares with a dollar value of $4,168,285 paid in cash; Mr. Brandon, 3,645 shares with a dollar value of $2,361,746 paid in cash; Mr. Dalrymple, 1,533 shares with a dollar value of $971,011 (paid in the form of 493 shares of common stock and $246,871 in cash); Ms. Jacobs, 320 shares with a dollar value of $200,531 (paid in the form of 188 shares of common stock and $984 in cash); Mr. Shannon, 167 shares with a dollar value of $104,700 (paid in the form of 105 shares of common stock and $696 in cash). For Mr. Dalrymple, Mr. Shannon and Ms. Jacobs also includes the following gross amount of restricted stock units which cliff-vested four years from the date of grant: Mr. Dalrymple, 575; Ms. Jacobs, 175; and Mr. Shannon, 97.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year (1)		Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Weston M. Hicks	—	$175,219		$509,427	—	$5,346,981
Joseph P. Brandon	—	146,032		46,177	—	1,558,372
Kerry J. Jacobs	—	159,479	(3)	49,193	—	628,397
Christopher K. Dalrymple	—	116,812		101,545	—	1,946,010
John F. Shannon	—	67,187		15,241	—	224,878

(1)	Such amounts are included as a component of “All Other Compensation” for 2021 set forth in the Summary Compensation Table on page 22 and discussed in Note (3) to the Summary Compensation Table.
(2)
Amounts represent interest earned on amounts credited to savings benefit accounts during 2021. Such amounts are not included in the Summary Compensation Table on page 22 as these amounts are not considered to be above-market interest.

(3)	Includes $62,292 of Ms. Jacobs’ base salary that she elected to defer in the last fiscal year.
The Deferred Compensation Plan, which was established in January 1982 and amended and restated in December 2014, provides for unfunded deferred compensation arrangements for Alleghany officers and certain other employees. The following descriptions of “Savings Benefit Provisions” and “Compensation Deferral Provisions” of the Deferred Compensation Plan generally apply to amounts that were earned and vested under the Deferred Compensation Plan after December 31, 2004. Amounts earned and vested before January 1, 2005, or the
“Pre-409A
Benefits,” are subject to less stringent requirements concerning the time of payment of benefits under the Deferred Compensation Plan, but the substantive provisions that apply to the
Pre-409A
Benefits are generally the same as described below.
Savings Benefit Provisions
All officers, including our Named Executive Officers, are eligible to participate in the Deferred Compensation Plan from the date of election or appointment as an officer of Alleghany through their last day of service as an employee of Alleghany.
Under the Deferred Compensation Plan, each calendar quarter, we credit a book reserve account for each officer who is a participant at any time during such quarter with an amount equal to 3.75% of the officer’s base annual salary. This quarterly credit results in an annual credit of 15% of a participant’s base annual salary, which we refer to as the “Savings Benefit Credit.” Each participant may elect to have those amounts either credited with:

•	interest at the prime rate or, the “Prime Rate Alternative;”

•	treated as though invested in common stock, or the “Common Stock Alternative;” or

•	increased or decreased by an amount proportionate to the growth or decline of Alleghany stockholders’ equity per share, or the “Stockholders’ Equity Alternative.”
In general, payment of these amounts is made or commences on the date elected by the participant, which may not be later than 12 months following termination of employment, either in a lump sum or in installments as elected by the participant. If a participant chooses the Prime Rate Alternative, that interest is computed from the date the Savings Benefit Credit is credited until the date that the amount is distributed to the participant or the date that the participant elects the Common Stock Alternative or the Stockholders’ Equity Alternative. The “prime rate” for purposes of the Deferred Compensation Plan means the rate of interest announced by JPMorgan Chase Bank as its prime rate at the close of the last business day of each month, which rate is deemed to remain in effect through the last business day of the next month.

Amounts treated as invested in common stock reflect the investment experience which the account would have had if the amounts had been invested, without commissions or other transaction expenses, and held in whole or fractional shares of common stock during the deferral period. These amounts are adjusted as appropriate to reflect cash and stock dividends, stock splits, and other similar distributions or transactions which, from time to time, occur with respect to common stock. Dividends and other distributions are automatically credited at their cash value or the fair market value of any non-cash
dividend or other distribution and are deemed to purchase common stock on the date of payment thereof. Common stock is deemed acquired, and is valued for purposes of payout or transfer, at a price per share equal to the mean between the high and low prices thereof on the applicable date on the NYSE Consolidated Tape. A participant’s ability to elect to have his or her Savings Benefit Credit amounts treated as invested (or not invested) in our common stock is subject to compliance with applicable securities laws.
With respect to 2021, Mr. Hicks elected the Common Stock Alternative to apply to his Savings Benefit Credit; Mr. Brandon elected to have the Prime Rate Alternative apply to his Savings Benefit Credit; Mr. Dalrymple elected to have the Stockholders’ Equity Alternative apply to 50% of his Savings Benefit Credit and to have the Prime Rate Alternative apply to the remaining 50% of his Savings Benefit Credit; Ms. Jacobs elected to have the Common Stock Alternative apply to her Savings Benefit Credit; and Mr. Shannon elected to have the Common Stock Alternative apply to 50% of his Savings Benefit Credit and to have the Stockholders’ Equity Alternative apply to the remaining 50% of his Savings Benefit Credit.
Compensation Deferral Provisions
The Deferred Compensation Plan provides that participants may elect to defer all or part of their base salary and annual incentive compensation each year other than compensation that would be paid in the form of common stock. Thus, currently, no long-term incentive compensation payable pursuant to the 2012 LTIP or 2017 LTIP may be deferred under the Deferred Compensation Plan. Amounts deferred under the Deferred Compensation Plan are credited with interest at the prime rate, unless a participant elects the Common Stock Alternative or the Stockholders’ Equity Alternative. A participant’s decision to have deferred amounts treated as invested (or not invested) in common stock is also subject to compliance with applicable securities laws.
The Merger Agreement provides that, in the event that the merger is consummated, any amounts for which a Common Stock Alternative or a Stockholders’ Equity Alternative election is in effect under the Deferred Compensation Plan will be deemed reinvested in the Prime Rate Alternative thereunder. After the closing of the merger, no further Common Stock Alternative or Stockholders’ Equity Alternative elections will be permitted under the Deferred Compensation Plan.
Payments Upon Termination of Employment
The table below provides information regarding the amounts that our Named Executive Officers would be eligible to receive upon any termination of employment by Alleghany other than for “Cause,” if such termination of employment occurred on December 31, 2021. Actual circumstances resulting in the departure of the Named Executive Officers cannot be predicted and may differ from the assumptions used in the information outlined below.

Name	Severance under Employment Agreement (1)	Acceleration of Payment of Awards under LTIP (2)	Acceleration of Payment of Awards under 2015 MIP (3)	Deferred Compensation Plan (4)	Total
Weston M. Hicks (5)	$—	$—	$—	$—	$—
Joseph P. Brandon	1,000,000	6,317,659	1,296,750	1,558,372	10,172,781
Kerry J. Jacobs	—	579,934	864,500	628,397	2,072,831
Christopher K. Dalrymple	—	1,870,796	624,000	1,946,010	4,440,806
John F. Shannon	—	397,101	360,000	224,878	981,979

(1)
These amounts would be paid by Alleghany upon termination other than for Cause, death or Total Disability (as such terms are defined in the respective employment agreements) in the form of continued payments of base salary in accordance with our normal payroll and procedures.

(2)
Reflects payment on a pro rata basis of all outstanding performance share awards under the 2012 LTIP and 2017 LTIP, including amounts paid in February 2022 for the award period ending December 31, 2021.

(3)
Reflects annual incentive earned in respect of 2021 under the 2015 MIP. These amounts, earned in respect of 2021 performance, were paid to the Named Executive Officers in February 2022 as reported in the Summary Compensation Table on page 22 and as described on page 29.

(4)
Reflects the aggregate vested account balance at December 31, 2021 of each Named Executive Officer’s savings benefit (consisting of Alleghany contributions and interest earned thereon) under the Deferred Compensation Plan.

(5)
Mr. Hicks retired from his positions as director and Chief Executive Officer, effective December 31, 2021. See “Narrative Discussion Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table—Arrangements with Weston M. Hicks” on page 24.

Certain of our Named Executive Officers would be entitled to payments in the event of the termination of their employment. These payments, other than those that do not discriminate in scope, terms or operation in favor of the Named Executive Officers and that are generally available to all salaried employees, are described below.
Pursuant to his employment agreement with Alleghany, Mr. Brandon would be entitled to receive continued payments of his base salary until such payments aggregate $1.0 million on a gross basis, payable in accordance with our normal payroll and procedures, following termination of his employment other than for Cause or in the event of his death or Total Disability. The foregoing agreement generally defines “Cause” to mean conviction of a felony; willful failure to implement reasonable directives of the Chair or the Board, after written notice, which failure is not corrected within ten days following notice thereof; or gross misconduct in connection with the performance of any of their duties. “Total Disability” in the foregoing agreement generally is defined to mean inability to discharge duties due to physical or mental illness or accident for one or more periods totalling six months during any consecutive
12-month
period. Pursuant to Mr. Brandon’s new employment agreement, which was entered into on February 23, 2022, the aggregate gross amount of his severance payable upon a termination without Cause was increased to $1.05 million and, in the event of his termination due to Retirement, death or Total Disability, Mr. Brandon will be entitled to pro-rata
vesting of his long-term incentive awards, as described on pages 24 and 25.
Other than the foregoing, there are no individual arrangements that would provide payments to our Named Executive Officers upon termination other than for cause or in the event of death or disability. We do not have any arrangements with our Named Executive Officers that would provide for payments upon a change of control of Alleghany or upon a change of control and subsequent termination of employment.
A number of the plans described in this Form
10-K/A
have provisions that may result in payments upon termination of employment under certain circumstances as described below.
See page 30 for a description of potential payments upon a termination of employment in the event that the merger is consummated.
2012 LTIP and 2017 LTIP
Awards under our 2012 LTIP and 2017 LTIP provide for the pro rata payment of outstanding performance share awards in the event of the termination of employment by Alleghany without cause prior to the end of the award period. With respect to awards under the 2012 LTIP and 2017 LTIP, the pro rata payment would be based on the elapsed portion of the award period prior to termination and average annual compound growth in Book Value Per Share through the December 31st immediately prior to date of termination, as determined by the Compensation Committee.
2015 MIP
Our 2015 MIP also provides that, in the event of a participant’s death or disability prior to the end of the award period for an outstanding award, the participant (or in the event of the participant’s death, the participant’s beneficiary) shall receive such portion of the award, if any, as determined by the Compensation Committee in its sole discretion. If the employment of a participant who has received a qualifying award is otherwise terminated during an award period, the participant shall not be entitled to receive any payment for such award unless the performance goals applicable to such award are achieved and certified by the Compensation Committee, in which case the Compensation Committee, in its sole discretion, may determine that the participant shall be entitled to receive all or any part of the qualifying award that would be payable to the participant upon the achievement of those performance goals. Pursuant to the 2015 MIP, if a participant who has received a non-qualifying
award terminates employment for any reason (other than death or disability), the Compensation Committee, in its sole discretion, may determine that the participant is entitled to receive payment of all or any part of the non-qualifying
award.
Retirement Plan and Deferred Compensation Plan
Amounts shown in the Retirement Plan column does not include retiree life insurance death benefit, equal to the annual salary of a participant at the date of retirement, payable to our Named Executive Officers. Our Deferred Compensation Plan also provides for payments of a participant’s vested savings benefit in the event of any termination of employment in the form previously elected by a participant subject to the provisions of Section 409A of the Code, as applicable, or if no election has been made, in a lump sum. Termination of employment will not cause an enhanced payment or other benefit to be made under the Deferred Compensation Plan. Information with respect to the Retirement Plan and the Deferred Compensation Plan is set forth on pages 18, 27 and 28.
Median Employee to Chief Executive Officer Pay Ratio
General
In accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of our Chief Executive Officer for 2021, our last completed fiscal year:

•	the total annual compensation of our median employee of all employees of the Company (other than our Chief Executive Officer) was $48,822;

•	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table on page 22, was $8,406,116; and

•	the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all our employees, or the “Pay Ratio,” was approximately 172 to 1.
Process for Identifying our Median Employee
For 2021, we used the same median employee that was identified in fiscal year 2020. In accordance with SEC rules, we reasonably believe there had not been a significant change in our employee population or employee compensation arrangements that we believed to have changed our pay ratio disclosure in relation to our median employee pay.
We calculated annual total compensation for our median employee in the same manner we used to determine the annual total compensation of our Named Executive Officers for 2021 (as set forth in the Summary Compensation Table on page 22), and included employee’s total compensation, including any perquisites and other benefits.

The Pay Ratio is a reasonable estimate calculated in a matter consistent with Item 402(u) of Regulation
S-K.
Additionally, the rules for identifying the “median employee” and calculating the Pay Ratio allow companies to apply various methodologies and assumptions. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Merger Agreement with Berkshire Hathaway Inc.
The Merger Agreement provides that as a result of the merger, each outstanding restricted stock unit that is not subject to performance-based vesting requirements, including any dividend equivalent units credited in respect thereto, other than any restricted stock units granted to our non-employee
directors, will be cancelled and converted into the right to receive an amount equal to the merger consideration and such amount, less any required withholding taxes, will be paid in cash to the holder of such restricted stock unit within 15 business days of the existing vesting date applicable to such restricted stock unit if the holder continues employment through the vesting date, subject to full accelerated vesting and payment within 15 business days (subject to any required delay in payment required by Section 409A of the Code) of the earlier termination of the holder’s employment without cause or due to the holder’s death, total disability or qualified retirement (as defined in the Merger Agreement). For any such restricted stock unit that vests prior to the effective time of the merger, the restricted stock unit consideration will be paid without interest within 15 business days of closing.
As a result of the merger, each outstanding performance share, other than Mr. Brandon’s matching performance shares, including any dividend equivalent units credited in respect thereto, will be cancelled and converted into the right to receive an amount equal to the merger consideration (assuming maximum level performance was achieved for purposes of determining the number of performance shares) and such amount, less any required withholding taxes, will be paid in cash to the holder of such performance share award at the time specified in the applicable plan and award agreement following the completion of the applicable performance period if the holder continues employment through the end of such performance period in accordance with the original payment terms of the award, without any ongoing performance-vesting conditions, subject to full accelerated vesting upon the earlier termination of the holder’s employment without cause or due to the holder’s death, total disability or qualified retirement (as defined in the Merger Agreement).
As a result of the merger, each performance share granted under the performance share matching award to Mr. Brandon on April 1, 2022, as contemplated by Mr. Brandon’s employment agreement with Alleghany, including any dividend equivalent units credited in respect thereto, will be cancelled and converted into the right to receive an amount in cash equal to the merger consideration less any required withholding taxes, payable in cash to Mr. Brandon at the time specified in the applicable plan and the Matching Grant Agreement following the completion of the performance period if Mr. Brandon continues employment through the end of such performance period in accordance with the original payment terms of the award. However, unlike the performance shares held by other employees, maximum level performance achievement will not be assumed for purposes of determining the number of performance shares under Mr. Brandon’s matching performance share award. Instead, the amount payable to Mr. Brandon in respect of the matching performance share award will be determined based on the actual attainment of the “adjusted book value per common share” performance goal during the matching performance share award’s five-year performance period ending December 31, 2026 and the actual number of performance shares earned during the performance period. The Merger Agreement provides for full accelerated vesting of the right to receive the amount payable in respect of the matching performance share award upon the earlier termination of Mr. Brandon’s employment without cause or due to his death, total disability or qualified retirement, consistent with the performance share awards held by other employees.
Each outstanding restricted stock unit granted to our
non-employee
directors, including any dividend equivalent units credited in respect thereto, will be cancelled and converted into the right to receive an amount equal to the merger consideration in cash at the time specified in the applicable plan and award agreement or applicable deferral election.
Each restricted stock unit (except for any restricted stock unit that vests prior to the effective time of the merger) and performance share award will be credited with interest at the prime rate from the effective time of the merger until the respective payment date.
The Merger Agreement also provides that any amounts for which a Common Stock Alternative or a Stockholders’ Equity Alternative election is in effect under the Deferred Compensation Plan will be deemed reinvested into the Prime Rate Alternative thereunder. After the closing of the merger, no further Common Stock Alternative or a Stockholders’ Equity Alternative elections will be permitted under the Deferred Compensation Plan.
In connection with the merger, Berkshire has agreed to cause severance to be provided to any employee, including any named executive officer, who is terminated without cause by Berkshire or its subsidiaries within one year following the effective time of the merger, equal to one year’s salary and target annual bonus (or, for Mr. Shannon, his maximum annual bonus), plus full COBRA premium subsidy for such period, subject to such employee’s execution of an effective general release of claims.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table sets forth the beneficial ownership of each person who, based upon filings made by such person with the SEC, as of April 28, 2022, was the beneficial owner of more than five percent of the outstanding common stock.

	Amount and Nature of Beneficial Ownership of Common Stock (1)
Name and Address of Beneficial Owner	Sole Voting Power and/or Sole Investment Power	Shared Voting Power and/or Shared Investment Power	Total		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	1,309,866	—	1,309,866	(2)	9.7
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	1,191,209	29,044	1,220,253	(3)	9.1
Victory Capital Management Inc. 4900 Tiedeman Rd. 4th Floor Brooklyn, OH 44144	701,587	—	701,587	(4)	5.2

(1)	As of April 28, 2022, 13,454,888 shares of common stock, par value $1.00 per share, were outstanding.
(2)
According to an amendment dated February 1, 2022 to a Schedule 13G statement filed by BlackRock, Inc., or “BlackRock,” an investment advisory company, BlackRock has sole voting power over 1,224,023 shares of common stock and sole dispositive power over 1,309,866 shares of common stock.

(3)
According to an amendment dated February 9, 2022 to a Schedule 13G statement filed by The Vanguard Group, or “Vanguard,” an investment adviser, Vanguard has sole dispositive power over 1,191,209 shares of common stock, shared voting power over 12,308 shares of common stock and shared dispositive power over 29,044 shares of common stock.

(4)
According to a Schedule 13G statement filed on February 2, 2022 by Victory Capital Management Inc., or “Victory Capital,” an investment adviser, Victory Capital has sole voting power over 684,787 shares of common stock and sole dispositive power over 701,587 shares of common stock.

Securities Ownership of Directors and Executive Officers
The following table sets forth, as of April 28, 2022, the beneficial ownership of common stock of each of the current directors, each of the executive officers named in the Summary Compensation Table on page 22 and all directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership of Common Stock
Name of Beneficial Owner	Sole Voting Power and/or Sole Investment Power	Shared Voting Power and/or Shared Investment Power	Total		Percent of Class
Joseph P. Brandon	2,585	29,354	31,939	(1)	*
Karen Brenner	4,642	—	4,642		*
Chris H. Cheesman	134	—	134
Ian H. Chippendale	2,766	—	2,766		*
Christopher K. Dalrymple	—	3,810	3,810	(2)	*
John G. Foos	2,766	1,171	3,937	(3)	*
Weston M. Hicks	65,696	—	65,696	(4)	*
Kerry J. Jacobs	1,459	—	1,459	(5)	*
Jefferson W. Kirby	150,086	183,005	333,091	(6)	2.5%
Phillip M. Martineau	2,152	1,620	3,772	(7)	*
John F. Shannon	371	—	371	(8)	*
Lauren M. Tyler	2,218	—	2,218		*
Raymond L.M. Wong	9,057	—	9,057	(9)	*
All directors and executive officers as a group (12 persons) (10)	178,236	218,960	397,196		2.9%

*	Represents less than 1.0%.
(1)
Does not include any shares that may be issued upon the vesting of outstanding restricted stock units held by Mr. Brandon. Includes 29,354 shares of common stock held jointly with Mr. Brandon’s spouse, over which Mr. Brandon shares voting and investment power.

(2)
Does not include any shares that may be issued upon the vesting of outstanding restricted stock units held by Mr. Dalrymple. Includes 3,810 shares of common stock held jointly with Mr. Dalrymple’s spouse, over which Mr. Dalrymple shares voting and investment power.

(3)	Includes 1,171 shares of common stock held jointly with Mr. Foos’s spouse, over which Mr. Foos shares voting and investment power.

(4)	Includes 18,919 shares of common stock held by trusts over which Mr. Hicks has voting and investment control.

(5)	Does not include any shares that may be issued upon the vesting of outstanding restricted stock units held by Ms. Jacobs.

(6)
Includes (a) 159,097 shares of common stock held by trusts of which Mr. Kirby is co-trustee
and beneficiary and (b) 23,707 shares of common stock held by a trust of which Mr. Kirby is co-trustee
and his descendants are beneficiaries, over all of which Mr. Kirby shares voting and investment power. Also includes (a) 27,586 shares of common stock held by a trust of which Mr. Kirby is sole trustee and beneficiary; (b) 24,886 shares of common stock held by a trust of which Mr. Kirby is sole trustee and his descendants are beneficiaries, over all of which Mr. Kirby has sole voting and investment power; (c) 3,853 shares of common stock held by a trust of which Mr. Kirby is sole trustee and his descendants are beneficiaries, over all of which Mr. Kirby has sole voting and investment power; (d) 19 shares held by Mr. Kirby’s spouse, over which Mr. Kirby shares voting and investment power; and (e) 182 shares held by Mr. Kirby’s children sharing the same household, over which Mr. Kirby shares voting and investment power.

(7)	Includes 1,620 shares of common stock held jointly with Mr. Martineau’s spouse, over which Mr. Martineau shares voting and investment power.

(8)	Does not include any shares that may be issued upon the vesting of outstanding restricted stock units held by Mr. Shannon.

(9)	Includes (a) 300 shares of common stock held by a limited liability company and (b) 900 shares of common stock held by a trust, over all of which Mr. Wong has voting and investment power.

(10)	Does not include shares held by Mr. Hicks who retired from his position as Chief Executive Officer and director as of December 31, 2021.
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2021, related to Alleghany’s equity compensation plans under which its equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	169,979	(2)	$306.43	(3)	280,151	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	169,979		306.43		280,151

(1)
These equity compensation plans consist of: (a) the 2005 Directors’ Stock Plan, or the “2005 Directors’ Plan”; (b) the 2010 Directors’ Plan, or the “2010 Directors’ Plan”; (c) the 2015 Directors’ Plan; (d) the 2012 LTIP; and (e) the 2017 LTIP. The 2005 Directors’ Plan expired on December 31, 2009, the 2010 Directors’ Plan expired on April 23, 2015, the 2012 LTIP expired on April 28, 2017.

(2)
This amount includes: (a) 200 then-outstanding stock options issued to directors under the 2010 Directors’ Plan, which have since been exercised; (b) 23 then-outstanding stock options issued to directors under the 2015 Directors’ Plan, which have since been exercised; (c) 1,332 outstanding restricted stock units issued to directors under the 2005 Directors’ Plan; (d) 4,373 outstanding restricted stock units issued to directors under the 2010 Directors’ Plan; (e) 9,376 outstanding restricted stock units issued under the 2015 Directors’ Plan; (f) 100,634 outstanding performance shares awarded under the 2017 LTIP assuming payouts at maximum; and (g) 54,041 outstanding restricted stock units issued under the 2017 LTIP. Restricted stock units granted to directors pursuant to the 2005 Directors’ Plan, the 2010 Directors’ Plan and the 2015 Directors’ Plan, or the “Director Restricted Stock Units,” are paid out in common stock, with one share of common stock being paid for each Director Restricted Stock Unit. The performance shares awarded in years 2018 and 2019 under the 2017 LTIP are paid, at the end of a multi-year award period, in a maximum amount equal to one and one-half
shares of common stock for each performance share, depending upon the level of performance achieved. The performance shares awarded in 2020 and 2021 under the 2017 LTIP are paid, at the end of a multi-year award period, in a maximum amount equal to two shares of common stock for each performance share, depending upon the level of performance achieved. Payments in respect of performance shares are made based upon the market value of common stock on the payment date. Recipients of performance shares are permitted to elect to receive payment for performance shares in cash and/or common stock, subject to certain limitations. Since there is no exercise price for restricted stock units or for performance shares, they are not taken into account in calculating the weighted-average exercise price in column (b).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
The Board has adopted a written Related Party Transaction Policy, or “the Policy.” Pursuant to the Policy, all related party transactions must be approved in advance by the Board. Under the Policy, a related party transaction means any transaction, other than compensation for services as an officer or director authorized and approved by the Compensation Committee or the Board, in which Alleghany or any of its subsidiaries is a participant and in which any of the following persons has or will have a direct or indirect material interest:

•	any director or officer of Alleghany; or

•
any immediate family member of such director or officer, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law,
father-in-law,
son-in-law,
daughter-in-law,
brother-in-law
or
sister-in-law
and any person (other than a tenant or employee) sharing the household of such director or officer.

A person who has a position or relationship with a firm, corporation or other entity may be deemed to have an indirect interest in any transaction in which that entity engages. However, a person is not deemed to have an interest if such interest arises only from such person’s position as a director of another corporation and/or such person’s direct and indirect ownership of less than 10% of the equity of such firm, corporation or other entity.
Under the Policy, all newly proposed related party transactions are referred to the ESG Committee for review and consideration of its recommendation to the Board. Following this review, the related party transaction and the ESG Committee’s analysis and recommendations are presented to the full Board (other than any directors interested in the transaction) for approval. The ESG Committee reviews existing related party transactions annually, with the goals of ensuring that such transactions are being pursued in accordance with all of the understandings and commitments made at the time they were approved, ensuring that payments being made with respect to such transactions are appropriately reviewed and documented and reaffirming that such transactions remain in the best interests of Alleghany and its stockholders. The ESG Committee reports any such findings to the Board.
Director Independence
Pursuant to the NYSE’s listing standards and the Corporate Governance Guidelines, Alleghany is required to have a majority of independent directors, and no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with Alleghany. The Board has determined that none of our non-management
directors who served during any part of 2021 has any material relationship with Alleghany other than in their capacities as members of the Board and committees thereof, and thus eight of Alleghany’s nine current directors are independent directors.

Item 14. Principal Accountant Fees and Services.
2021 and 2020 Audit Fees
The following table summarizes the fees billed for professional audit services rendered by EY for the audit of Alleghany’s annual consolidated financial statements for 2021 and 2020 and fees for other services rendered by EY for 2021 and 2020.

	2021	2020
Audit Fees	$7,616,905	$6,982,706
Audit-Related Fees	90,000	91,000
Tax Fees	296,930	251,750
All Other Fees	—	—
Total	$8,003,835	$7,325,456
The amounts shown for “Audit Fees” represent the aggregate fees for professional services EY rendered for the audit of Alleghany’s annual consolidated financial statements for each of the last two fiscal years, the reviews of Alleghany’s financial statements included in its Quarterly Reports on Form
10-Q
and the services provided in connection with statutory and regulatory filings during each of the last two fiscal years. “Audit Fees” also include fees for professional services EY rendered for the audit of the effectiveness of internal control over financial reporting. The amounts shown for “Audit-Related Fees” represent the fees billed in each of the last two fiscal years for assurance and related services, including regulatory exams, that are reasonably related to the performance of the audit or review of Alleghany’s financial statements and that are not reported under “Audit Fees.” These services include consents and procedures for registration statements and responses to regulatory requests. The amounts for “Tax Fees” represent fees EY incurred with respect to tax compliance work related to its review of Alleghany’s federal income tax return.
Pre-Approval
Policy
Audit and permissible
non-audit
services that Alleghany’s independent registered public accounting firm may provide to Alleghany must be pre-approved
by the Audit Committee or, between meetings of the Audit Committee, by its Chair pursuant to authority delegated to him by the Audit Committee. The Chair reports all pre-approval
decisions made by him at the next meeting of the Audit Committee, and he has undertaken to confer with the Audit Committee to the extent that any engagement for which his pre-approval
is sought is expected to generate fees for the independent registered public accounting firm in excess of $100,000. When considering the independence of the independent registered public accounting firm, the Audit Committee considers, among other matters, whether the provision of non-audit
services by the independent registered public accounting firm to Alleghany is compatible with maintaining the independence of the independent registered public accounting firm. All audit and permissible non-audit
services rendered in 2021 and 2020 were
pre-approved
pursuant to these procedures.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)

1.	Financial Statements. See Index to Consolidated Financial Statements under Item 8 of the Original 10-K.

2.
Financial Statement Schedules. The Index to Financial Statements Schedules and the schedules related to our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, are set forth on pages 172 through 181 of the Original
10-K.

3.
Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original
10-K.
The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

104.1	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: April 29, 2022	By:	/s/ Joseph P. Brandon
Joseph P. Brandon
President and Chief Executive Officer