Form 10-Q
period 2022-03-31
ALLEGHANY CORP /DE
filed 2022-05-05
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

13,454,888 Shares, par value $1.00 per share, as of April 28, 2022

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2022 – $2,400,563; 2021 – $2,552,722)	$3,413,525	$3,683,820
Debt securities (amortized cost: 2022 – $15,993,207; 2021 – $15,727,143; allowance for credit losses: 2022 – $1,084; 2021 – $502)	15,558,624	16,061,560
Short-term investments	1,305,804	1,142,258
	20,277,953	20,887,638
Commercial mortgage loans	462,556	475,860
Other invested assets	561,195	557,800
Total investments	21,301,704	21,921,298
Cash	993,056	927,966
Accrued investment income	93,895	87,610
Premium balances receivable	1,528,474	1,458,679
Reinsurance recoverables	2,164,653	2,195,975
Ceded unearned premiums	483,088	463,412
Deferred acquisition costs	636,654	586,753
Property and equipment at cost, net of accumulated depreciation and amortization	303,591	304,452
Goodwill	754,648	753,607
Intangible assets, net of amortization	909,420	924,406
Net deferred tax assets	104,966	—
Funds held under reinsurance agreements	506,005	634,182
Other assets	2,114,273	2,010,335
Total assets	$31,894,427	$32,268,675

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$14,316,367	$14,357,635
Unearned premiums	3,386,395	3,179,513
Senior notes and other debt	2,822,777	2,847,199
Reinsurance payable	360,919	322,902
Current taxes payable	63,912	34,297
Net deferred tax liabilities	—	56,958
Other liabilities	1,982,891	1,965,943
Total liabilities	22,933,261	22,764,447
Redeemable noncontrolling interests	365,793	317,346
Common stock (shares authorized: 2022 and 2021 – 22,000,000; shares issued: 2022 and 2021 – 17,459,961)	17,460	17,460
Contributed capital	3,593,370	3,608,905
Accumulated other comprehensive (loss) income	(464,460)	141,822
Treasury stock, at cost (2022 – 4,005,073 shares; 2021 – 3,861,426 shares)	(2,029,904)	(1,934,531)
Retained earnings	7,478,907	7,353,226
Total stockholders’ equity attributable to Alleghany stockholders	8,595,373	9,186,882
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$31,894,427	$32,268,675

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,605,458	$1,604,763
Net investment income	113,476	153,484
Change in the fair value of equity securities	(138,777)	112,728
Net realized capital gains	(10,003)	12,931
Change in allowance for credit losses on available for sale securities	(582)	1,972
Product and service revenues	1,149,162	767,835
Total revenues	2,718,734	2,653,713

Costs and Expenses
Net loss and loss adjustment expenses	941,787	1,112,070
Commissions, brokerage and other underwriting expenses	477,165	476,036
Other operating expenses	1,028,892	723,889
Corporate administration	10,723	9,558
Amortization of intangible assets	14,082	11,478
Interest expense	32,110	23,752
Total costs and expenses	2,504,759	2,356,783

Earnings before income taxes	213,975	296,930
Income taxes	45,082	58,867
Net earnings	168,893	238,063
Net earnings attributable to noncontrolling interest	43,212	8,022
Net earnings attributable to Alleghany stockholders	$125,681	$230,041

Net earnings	$168,893	$238,063
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($163,282) and ($57,932) in 2022 and 2021, respectively	(614,251)	(217,935)
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of $2,223 and ($3,130) for 2022 and 2021, respectively	8,362	(11,773)
Change in unrealized currency translation adjustment, net of deferred taxes of ($139) and $654 for 2022 and 2021, respectively	(523)	2,461
Retirement plans	130	(965)
Comprehensive (loss) income	(437,389)	9,851
Comprehensive income attributable to noncontrolling interests	43,212	8,022
Comprehensive (loss) income attributable to Alleghany stockholders	$(480,601)	$1,829

Basic earnings per share attributable to Alleghany stockholders	$9.29	$16.44
Diluted earnings per share attributable to Alleghany stockholders	9.29	16.37

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2022
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2021
(17,459,961 shares of common stock issued; 3,861,426 in treasury)	$17,460	$3,608,905	$141,822	$(1,934,531)	$7,353,226	$9,186,882	$317,346
Add (deduct):
Net earnings	—	—	—	—	125,681	125,681	43,212
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	130	—	—	130	—
Change in unrealized appreciation of investments, net	—	—	(605,889)	—	—	(605,889)	—
Change in unrealized currency translation adjustment, net	—	—	(523)	—	—	(523)	—
Comprehensive (loss) income	—	—	(606,282)	—	125,681	(480,601)	43,212
Treasury stock repurchase	—	—	—	(95,987)	—	(95,987)	—
Other, net	—	(15,535)	—	614	—	(14,921)	5,235
Balance as of March 31, 2022
(17,459,961 shares of common stock issued; 4,005,073 in treasury)	$17,460	$3,593,370	$(464,460)	$(2,029,904)	$7,478,907	$8,595,373	$365,793

	Three Months Ended March 31, 2021
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2020
(17,459,961 shares of common stock issued; 3,418,781 in treasury)	$17,460	$3,613,454	$452,402	$(1,645,930)	$6,318,334	$8,755,720	$233,809
Add (deduct):
Net earnings	—	—	—	—	230,041	230,041	8,022
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(965)	—	—	(965)	—
Change in unrealized appreciation of investments, net	—	—	(229,708)	—	—	(229,708)	—
Change in unrealized currency translation adjustment, net	—	—	2,461	—	—	2,461	—
Comprehensive (loss) income	—	—	(228,212)	—	230,041	1,829	8,022
Treasury stock repurchase	—	—	—	(63,192)	—	(63,192)	—
Other, net	—	310	—	1,214	—	1,524	(8,268)
Balance as of March 31, 2021
(17,459,961 shares of common stock issued; 3,519,292 in treasury)	$17,460	$3,613,764	$224,190	$(1,707,908)	$6,548,375	$8,695,881	$233,563

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash flows from operating activities
Net earnings	$168,893	$238,063
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	45,109	43,554
Change in the fair value of equity securities	138,777	(112,728)
Net realized capital (gains) losses	10,003	(12,931)
Change in allowance for credit losses on available for sale securities	582	(1,972)
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	69,339	(6,669)
(Increase) decrease in premium balances receivable	(69,795)	(138,822)
(Increase) decrease in ceded unearned premiums	(19,676)	(34,049)
(Increase) decrease in deferred acquisition costs	(49,901)	(41,969)
(Increase) decrease in funds held under reinsurance agreements	128,177	8,951
Increase (decrease) in unearned premiums	206,882	192,735
Increase (decrease) in loss and loss adjustment expenses	(41,268)	322,420
Change in unrealized foreign currency exchange rate losses (gains)	34,879	44,344
Other, net	(111,098)	(58,632)
Net adjustments	342,010	204,232
Net cash provided by operating activities	510,903	442,295
Cash flows from investing activities
Purchases of debt securities	(1,527,777)	(1,401,010)
Purchases of equity securities	(147,826)	(746,350)
Sales of debt securities	778,330	1,197,630
Maturities and redemptions of debt securities	426,106	552,933
Sales of equity securities	276,605	262,690
Net (purchases) sales of short-term investments	(163,620)	117,295
Net (purchases) sales and maturities of commercial mortgage loans	13,304	30,618
(Purchases) sales of property and equipment	(14,249)	(12,322)
Purchases of affiliates and subsidiaries, net of cash acquired	—	—
Other, net	56,101	101,159
Net cash (used in) provided by investing activities	(303,026)	102,643
Cash flows from financing activities
Treasury stock acquisitions	(95,987)	(63,192)
Increase (decrease) in other debt	(24,820)	(55,729)
Other, net	(13,992)	(8,938)
Net cash used in financing activities	(134,799)	(127,859)
Effect of foreign exchange rate changes on cash	(7,988)	(11,047)
Net increase in cash	65,090	406,032
Cash at beginning of period	927,966	791,442
Cash at end of period	$993,056	$1,197,474

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$19,243	$10,000
Income taxes paid	13,766	22,599

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) of Alleghany Corporation (“Alleghany”).

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
•
IPS-Integrated Project Services, LLC (“IPS”), a global provider of design, engineering and related services to the biopharmaceutical and life sciences markets, and cost and project management services for clients in the data center, technology and other sectors, headquartered in Blue Bell, Pennsylvania;
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

On March 20, 2022, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and O&M Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Berkshire (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Alleghany, with Alleghany continuing as the surviving corporation and a wholly-owned subsidiary of Berkshire (“Merger”). As a result of the Merger, each issued and outstanding share of Alleghany's common stock, par value $1.00 per share (the “Common Stock”) (other than shares (a) held in the treasury of Alleghany or owned by Berkshire or any direct or indirect wholly-owned subsidiary of Berkshire or (b) held by a stockholder who has demanded and perfected such holder's demand for appraisal rights in accordance with Delaware law) will be cancelled and extinguished and converted into the right to receive $848.02 in cash, without interest, representing a total equity value of approximately $11.6 billion. The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by the holders of at least 75% of the voting power of the outstanding shares of Common Stock, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and applicable foreign antitrust laws, (iii) the receipt of authorizations required to be obtained from applicable insurance regulators and (iv) other customary closing conditions. The Merger Agreement generally requires Alleghany to operate its business in the ordinary course pending consummation of the proposed Merger and restricts Alleghany, without Berkshire’s consent, from taking certain specified actions until the Merger is completed. For a description of the treatment of equity awards under the Merger Agreement, see Alleghany’s definitive proxy statement filed with the SEC on April 29, 2022.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2028), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. Accretion related to redemption values based on a specified formula are recorded as a component of net earnings attributable to noncontrolling interests, whereas accretion related to redemption values based on an independent fair market valuation are recorded as a component of contributed capital. Accretion may increase or decrease each period, however, the redeemable noncontrolling interest balance may not go below the initial balance established at the acquisition date. The following table presents the components of net earnings attributable to noncontrolling interests for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Accretion of redeemable noncontrolling interests	$18.8	$0.6
Portion of net earnings attributable to noncontrolling interests	24.4	7.5
Total	$43.2	$8.1

In addition, accretion reduced contributed capital by $16.5 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively. Such accretion may be adjusted later in 2022 as certain significant noncontrolling interest holders have the right to put their respective equity interests to Alleghany Capital. The difference between any actual payouts that may be negotiated and agreed, as compared to the carrying value of such noncontrolling interests, will be recorded as accretion and charged to contributed capital.

As of March 31, 2022, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 22 percent; IPS - 18 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent.

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

(b) Other Significant Accounting Principles

Alleghany’s significant accounting principles can be found in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K.

(c) Recent Accounting Standards

Recently Adopted

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance that simplifies the accounting and disclosure requirements for certain financial instruments with characteristics of liabilities and equity, such as convertible debt and convertible preferred stock. This guidance also modifies the accounting for certain contracts involving an entity’s own stock. This guidance was effective in the first quarter of 2022 for public companies, with early adoption permitted. Alleghany adopted this guidance in the first quarter of 2022 and the adoption did not have a material impact on its results of operations and financial condition.

In May 2021, the FASB issued guidance on how issuers should account for modifications or exchanges of freestanding equity-classified written call options that remain classified as equity after the modification or exchange. Under this guidance, the issuer will determine the accounting for the modification or exchange based on the economic substance of the modification or exchange (i.e. to issue equity, to issue or modify debt, or other reasons). This guidance was effective in the first quarter of 2022 for all entities, with early adoption permitted when applied as of the beginning of the fiscal year. Alleghany adopted this guidance in the first quarter of 2022 and the adoption did not have a material impact on its results of operations and financial condition.

Future Application of Accounting Standards

In October 2021, the FASB issued guidance related to contract assets and liabilities recorded in a business combination. A contract asset is recorded when the amount of goods or services transferred to a customer exceed the amount received or receivable from the customer, and a contract liability is recorded when the amount received or receivable from a customer exceeds the amount of goods or services transferred to the customer. The guidance requires that the acquirer of a business determine and record a customer contract asset or liability it would have recorded if the acquirer had entered into the original contract with the customer at the same date and at the same terms as the acquiree using preexisting revenue recognition guidance. Under current guidance, contract assets and liabilities are recorded at acquisition date fair value. As a result of this guidance, the acquisition date recognition and measurement of customer contract assets and liabilities will likely be similar to the acquiree carrying values, and post-acquisition revenue recognition will likely be similar to what the acquiree would have recorded. This guidance is effective for public companies for business acquisitions completed on or after January 1, 2023, with early adoption permitted subject to certain conditions and requirements. Alleghany will adopt this guidance for business acquisitions completed on or after January 1, 2023 and does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

In March 2022, the FASB issued guidance on credit losses. Under this guidance, all loan and receivable modifications, including modifications made for borrowers experiencing financial difficulty, shall be accounted for using the current expected credit loss model (the “Model”). This guidance applies to entities that have previously adopted the Model. Entities that have not yet adopted the Model will continue to use pre-existing accounting rules. This guidance also expands disclosure requirements for modifications made for borrowers experiencing financial difficulty. This guidance is effective in the first quarter of 2023 for public companies, with early adoption permitted. Alleghany previously adopted the Model in the first quarter of 2020 and will adopt this guidance in the first quarter of 2023. Alleghany does not currently believe that the implementation will have a material impact on its results of operations and financial condition.

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$20,277.9	$20,277.9	$20,887.7	$20,887.7

Liabilities
Senior notes and other debt(2)	$2,822.8	$2,950.2	$2,847.2	$3,157.9

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
(2)
See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on the senior notes and other debt.

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of March 31, 2022
Equity securities:
Common stock	$3,406.5	$2.4	$—	$3,408.9
Preferred stock	—	3.3	1.3	4.6
Total equity securities	3,406.5	5.7	1.3	3,413.5
Debt securities:
U.S. Government obligations	—	1,593.0	—	1,593.0
Municipal bonds	—	2,641.9	—	2,641.9
Foreign government obligations	—	818.0	—	818.0
U.S. corporate bonds	—	2,676.8	674.0	3,350.8
Foreign corporate bonds	—	997.0	189.4	1,186.4
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,830.1	1.8	1,831.9
Commercial mortgage-backed securities (“CMBS”)	—	1,044.4	4.3	1,048.7
Other asset-backed securities(2)	—	1,759.1	1,328.8	3,087.9
Total debt securities	—	13,360.3	2,198.3	15,558.6
Short-term investments	—	1,305.8	—	1,305.8
Total investments (excluding equity method investments and loans)	$3,406.5	$14,671.8	$2,199.6	$20,277.9
Senior notes and other debt	$—	$2,194.2	$756.0	$2,950.2

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2021
Equity securities:
Common stock	$3,677.1	$2.1	$—	$3,679.2
Preferred stock	—	3.3	1.3	4.6
Total equity securities	3,677.1	5.4	1.3	3,683.8
Debt securities:
U.S. Government obligations	—	2,050.7	—	2,050.7
Municipal bonds	—	2,535.9	—	2,535.9
Foreign government obligations	—	854.9	—	854.9
U.S. corporate bonds	—	2,807.0	670.3	3,477.3
Foreign corporate bonds	—	1,049.7	177.2	1,226.9
Mortgage and asset-backed securities:
RMBS(1)	—	2,007.1	1.9	2,009.0
CMBS	—	905.9	—	905.9
Other asset-backed securities(2)	—	1,652.7	1,348.3	3,001.0
Total debt securities	—	13,863.9	2,197.7	16,061.6
Short-term investments	—	1,142.3	—	1,142.3
Total investments (excluding equity method investments and loans)	$3,677.1	$15,011.6	$2,199.0	$20,887.7
Senior notes and other debt	$—	$2,377.4	$780.5	$3,157.9

(1)
Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)
Includes $1,281.5 million and $1,320.4 million of collateralized loan obligations as of March 31, 2022 and December 31, 2021, respectively.

In the three months ended March 31, 2022, Alleghany did not transfer any financial instruments into Level 3.

In the three months ended March 31, 2022, Alleghany transferred out of Level 3 $18.3 million of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the first three months of 2022, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. All of the $18.3 million of transfers related to other asset-backed securities.

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

The following tables present reconciliations of the changes during the three months ended March 31, 2022 and 2021 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2022	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2022	$1.3	$670.3	$177.2	$1.9	$—	$1,348.3	$—	$2,199.0
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	0.2	—	—	—	—	—	0.2
Other comprehensive (loss)	—	(35.5)	(10.0)	—	—	(12.2)	—	(57.7)
Purchases	—	43.3	24.3	—	4.3	62.5	—	134.4
Sales	—	—	—	—	—	(28.3)	—	(28.3)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(4.3)	(2.1)	(0.1)	—	(23.2)	—	(29.7)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	(18.3)	—	(18.3)
Balance as of March 31, 2022	$1.3	$674.0	$189.4	$1.8	$4.3	$1,328.8	$—	$2,199.6

		Debt Securities
				Mortgage and asset-backed
Three Months Ended March 31, 2021	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2021	$1.3	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	0.2	—	—	—	0.1	0.1	0.4
Other comprehensive income (loss)	—	(17.1)	(3.9)	—	—	6.7	(0.1)	(14.4)
Purchases	—	19.6	2.0	—	—	192.2	—	213.8
Sales	—	—	—	—	—	(0.1)	(0.3)	(0.4)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(23.6)	(1.2)	(0.2)	—	(88.1)	—	(113.1)
Transfers into Level 3	—	—	—	—	—	5.8	—	5.8
Transfers out of Level 3	—	—	—	—	(5.8)	(5.1)	—	(10.9)
Balance as of March 31, 2021	$1.3	$610.7	$186.4	$2.3	$—	$1,014.2	$—	$1,814.9

(1)
Includes partnership and non-marketable equity investments accounted for at fair value.
(2)
There were minimal or no credit losses recorded in net earnings related to Level 3 instruments still held as of March 31, 2022 and 2021.

With respect to changes in Level 3 liabilities during the first three months of 2022, the decrease in senior notes and other debt reflects decreased borrowings at Alleghany Capital subsidiaries due to a reduction in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of March 31, 2022 and December 31, 2021, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

See Note 1(c) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for Alleghany’s accounting policy on fair value.

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of March 31, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of March 31, 2022
Debt securities:
U.S. Government obligations	$1,649.9	$4.0	$(60.9)	$—	$1,593.0
Municipal bonds	2,673.2	39.2	(70.5)	—	2,641.9
Foreign government obligations	844.1	1.7	(27.8)	—	818.0
U.S. corporate bonds	3,421.9	44.4	(115.0)	(0.5)	3,350.8
Foreign corporate bonds	1,232.6	2.8	(48.4)	(0.6)	1,186.4
Mortgage and asset-backed securities:
RMBS	1,922.0	9.1	(99.2)	—	1,831.9
CMBS	1,068.4	1.9	(21.6)	—	1,048.7
Other asset-backed securities(1)	3,181.1	3.1	(96.3)	—	3,087.9
Total debt securities	15,993.2	106.2	(539.7)	(1.1)	15,558.6
Short-term investments	1,305.8	—	—	—	1,305.8
Total investments	$17,299.0	$106.2	$(539.7)	$(1.1)	$16,864.4

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of December 31, 2021
Debt securities:
U.S. Government obligations	$2,039.7	$27.9	$(16.9)	$—	$2,050.7
Municipal bonds	2,412.7	127.3	(4.1)	—	2,535.9
Foreign government obligations	850.8	12.0	(7.9)	—	854.9
U.S. corporate bonds	3,336.9	159.2	(18.3)	(0.5)	3,477.3
Foreign corporate bonds	1,216.6	19.9	(9.6)	—	1,226.9
Mortgage and asset-backed securities:
RMBS	1,993.6	37.2	(21.8)	—	2,009.0
CMBS	879.8	28.3	(2.2)	—	905.9
Other asset-backed securities(1)	2,997.0	22.0	(18.0)	—	3,001.0
Total debt securities	15,727.1	433.8	(98.8)	(0.5)	16,061.6
Short-term investments	1,142.3	—	—	—	1,142.3
Total investments	$16,869.4	$433.8	$(98.8)	$(0.5)	$17,203.9

(1)
Includes $1,281.5 million and $1,320.4 million of collateralized loan obligations as of March 31, 2022 and December 31, 2021, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of March 31, 2022
Short-term investments due in one year or less	$1,305.8	$1,305.8
Mortgage and asset-backed securities(1)	6,171.5	5,968.5
Debt securities with maturity dates:
One year or less	557.1	557.6
Over one through five years	3,625.9	3,556.2
Over five through ten years	3,053.7	2,938.8
Over ten years	2,585.0	2,537.5
Total debt securities	$15,993.2	$15,558.6

(1)
Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Interest income	$100.3	$99.9
Dividend income	12.7	16.7
Investment expenses	(7.2)	(6.0)
Partnerships and other investment results	7.7	42.9
Total	$113.5	$153.5

As of March 31, 2022, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.3 billion and $0.3 billion for the three months ended March 31, 2022 and 2021, respectively.

The following table presents changes in the fair value of equity securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Change in the fair value of equity securities sold during the period	$(18.2)	$(3.2)
Change in the fair value of equity securities held at the end of the period	(120.7)	115.9
Change in the fair value of equity securities	$(138.9)	$112.7

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $0.8 billion and $1.2 billion for the three months ended March 31, 2022 and 2021, respectively.

Realized capital gains and losses for the three months ended March 31, 2022 and 2021 primarily reflect the sale of debt securities. The following table presents amounts of gross realized capital gains and gross realized capital losses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Gross realized capital gains	$11.2	$20.9
Gross realized capital losses	(21.2)	(8.0)
Net realized capital gains	$(10.0)	$12.9

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

Change in allowance for credit losses on AFS securities in the first three months of 2022 reflects $0.6 million of unrealized losses related to a decline in creditworthiness of certain foreign corporate bonds. Change in allowance for credit losses on AFS securities in the first three months of 2021 primarily reflects a $2.0 million reduction of credit losses on AFS securities from the sale of debt securities.

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Allowance for Credit Losses
Beginning balance	$0.5	$2.6
Provision for credit losses	0.6	(2.0)
Charge-offs	—	—
Recoveries	—	—
Ending balance	$1.1	$0.6

The gross unrealized investment losses for debt securities as of March 31, 2022 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of March 31, 2022 and December 31, 2021, was AA-. Although a portion of Alleghany’s debt securities, which consists predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of March 31, 2022.

The following table presents the ratings of Alleghany’s debt securities as of March 31, 2022:

	Ratings as of March 31, 2022
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$1.3	$1,591.7	$—	$—	$—	$1,593.0
Municipal bonds	279.3	1,813.9	462.8	78.1	7.8	2,641.9
Foreign government obligations	361.0	371.8	84.1	1.1	—	818.0
U.S. corporate bonds	14.5	158.3	1,429.0	1,416.9	332.1	3,350.8
Foreign corporate bonds	156.6	65.0	573.1	355.7	36.0	1,186.4
Mortgage and asset-backed securities:
RMBS	6.2	1,819.3	0.4	0.8	5.2	1,831.9
CMBS	447.6	368.0	200.6	32.5	—	1,048.7
Other asset-backed securities	1,460.3	677.5	479.9	406.7	63.5	3,087.9
Total debt securities	$2,726.8	$6,865.5	$3,229.9	$2,291.8	$444.6	$15,558.6
Percentage of debt securities, before allowance for credit losses	17.5%	44.1%	20.8%	14.7%	2.9%	100.0%

(1)
Consists of $130.6 million of securities rated BB / Ba, $188.9 million of securities rated B, $31.3 million of securities rated CCC, $0.5 million of securities rated CC, $2.9 million of securities rated below CC and $90.4 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities before an allowance for credit losses, grouped by duration of time in a continuous unrealized loss position, as of March 31, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of March 31, 2022
Debt securities:
U.S. Government obligations	$1,224.2	$50.4	$149.6	$10.5	$1,373.8	$60.9
Municipal bonds	966.9	67.4	25.3	3.1	992.2	70.5
Foreign government obligations	533.2	16.4	138.6	11.4	671.8	27.8
U.S. corporate bonds	1,633.7	85.1	192.9	29.9	1,826.6	115.0
Foreign corporate bonds	804.4	37.3	110.4	11.1	914.8	48.4
Mortgage and asset-backed securities:
RMBS	879.0	48.3	551.9	50.9	1,430.9	99.2
CMBS	830.9	18.7	35.4	2.9	866.3	21.6
Other asset-backed securities	2,355.6	84.7	350.9	11.6	2,706.5	96.3
Total temporarily impaired securities	$9,227.9	$408.3	$1,555.0	$131.4	$10,782.9	$539.7

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2021
Debt securities:
U.S. Government obligations	$1,196.3	$11.1	$122.1	$5.8	$1,318.4	$16.9
Municipal bonds	267.3	4.0	2.8	0.1	270.1	4.1
Foreign government obligations	350.0	5.3	73.2	2.6	423.2	7.9
U.S. corporate bonds	814.2	12.4	79.3	5.9	893.5	18.3
Foreign corporate bonds	460.6	8.3	34.6	1.3	495.2	9.6
Mortgage and asset-backed securities:
RMBS	1,072.8	20.5	50.7	1.3	1,123.5	21.8
CMBS	197.8	0.6	40.9	1.6	238.7	2.2
Other asset-backed securities	1,609.9	13.2	291.5	4.8	1,901.4	18.0
Total temporarily impaired securities	$5,968.9	$75.4	$695.1	$23.4	$6,664.0	$98.8

As of March 31, 2022, Alleghany held a total of 3,252, debt securities that were in an unrealized loss position, of which 460 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to U.S. corporate bonds and other asset-backed securities.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of March 31, 2022 and December 31, 2021, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $157.3 million and $156.4 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(i) Investments in Commercial Mortgage Loans

As of March 31, 2022 and December 31, 2021, the carrying value of Alleghany’s commercial mortgage loan portfolio was $462.6 million and $475.9 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of March 31, 2022 and December 31, 2021. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of March 31, 2022, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of March 31, 2022. Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of March 31, 2022, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Allowance for Credit Losses
Beginning balance	$0.2	$1.4
Provision for credit losses	0.2	0.2
Charge-offs	—	—
Recoveries	—	—
Ending balance	$0.4	$1.6

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

RSUI reinsures its property lines of business through a program consisting of surplus share treaties, facultative placements, and per risk and catastrophe excess of loss treaties. RSUI’s catastrophe reinsurance program and property per risk reinsurance program each run on an annual basis from May 1 to the following April 30 and portions expired on April 30, 2022. Both programs were renewed on May 1, 2022 with substantially similar terms as the expired programs. RSUI reinsures certain portions of its casualty lines of business utilizing various quota share treaties and facultative placements.

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of March 31, 2022 and December 31, 2021 are presented in the table below:

	As of March 31,	As of December 31,
	2022	2021
	($ in millions)
Reinsurance recoverables on paid losses	$145.1	$173.1
Ceded outstanding loss and LAE	2,022.3	2,026.1
Reinsurance recoverables, before allowance for credit losses	2,167.4	2,199.2
Allowance for credit losses	(2.7)	(3.2)
Total	$2,164.7	$2,196.0

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of Alleghany's reinsurers as of March 31, 2022:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
PartnerRe Ltd	A+ (Superior)	$161.8	7.5%
Syndicates at Lloyd's of London	A (Excellent)	156.8	7.2%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	131.6	6.1%
Fairfax Financial Holdings Ltd	A (Excellent)	128.9	5.9%
RenaissanceRe Holdings Ltd	A+ (Superior)	128.1	5.9%
Swiss Reinsurance Company	A+ (Superior)	99.2	4.6%
Integral Reinsurance Ltd.(3)	not rated	86.7	4.0%
Chubb Ltd.	A++ (Superior)	80.1	3.7%
W.R. Berkley Corporation	A+ (Superior)	76.1	3.5%
SiriusPoint Ltd.(3)	A- (Excellent)	70.9	3.3%
All other reinsurers		1,047.2	48.3%
Total reinsurance recoverables, before allowance for credit losses(4)		$2,167.4	100.0%
Allowance for credit losses		(2.7)
Total		$2,164.7
Secured reinsurance recoverables(3)		$957.6	44.2%

(1)
Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)
Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)
Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)
Approximately 66 percent of Alleghany's reinsurance recoverables balance as of March 31, 2022 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Allowance for Credit Losses
Beginning balance	$3.2	$7.9
Provision for credit losses	(0.5)	(1.9)
Charge-offs	—	—
Recoveries	—	—
Ending balance	$2.7	$6.0

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Reserves as of January 1	$14,357.6	$12,970.6
Less: reinsurance recoverables(1)	2,026.1	1,703.7
Net reserves as of January 1	12,331.5	11,266.9

Other adjustments	(0.1)	—

Incurred loss and LAE, net of reinsurance, related to:
Current year	995.1	1,168.2
Prior years	(53.3)	(56.1)
Total incurred loss and LAE, net of reinsurance	941.8	1,112.1

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	68.2	87.4
Prior years	902.1	766.8
Total paid loss and LAE, net of reinsurance	970.3	854.2

Foreign currency exchange rate effect	(8.8)	29.5

Net reserves as of March 31	12,294.1	11,554.3
Reinsurance recoverables as of March 31(1)	2,022.3	1,738.7
Reserves as of March 31	$14,316.4	$13,293.0

(1)
Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)
Includes paid losses and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of March 31, 2022 approximated gross loss and LAE reserves as of December 31, 2021, primarily reflecting catastrophe losses incurred in first three months of 2022, offset by payments on catastrophe losses incurred in prior years and net favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development, including from the Pandemic (defined in Note 9(a)), for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events (excluding Pandemic)	$(2.4)	(1)	$(4.5)	(2)
Pandemic	(4.3)		29.8
Non-catastrophe	(12.4)	(3)	(11.5)	(4)
Total	(19.1)		13.8
Casualty & specialty:
Catastrophe events (excluding Pandemic)	(1.7)		(1.3)
Pandemic	0.9		(11.8)
Non-catastrophe	(30.0)	(5)	(54.2)	(6)
Total	(30.8)		(67.3)
Total Reinsurance Segment	(49.9)		(53.5)

Insurance Segment
RSUI:
Casualty	(1.8)	(7)	(1.1)	(8)
Property and other	(4.5)	(9)	(1.6)	(10)
Total	(6.3)		(2.7)
CapSpecialty	2.9	(11)	0.1	(12)
Total incurred related to prior years	$(53.3)		$(56.1)

(1)
Primarily reflects favorable prior accident year loss reserve development related to several catastrophic events in the 2018 and 2019 accident years.
(2)
Primarily reflects favorable prior accident year loss reserve development related to Hurricane Michael in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Laura in the 2020 accident year.
(3)
Primarily reflects favorable prior accident year loss reserve development in the 2018 through 2020 accident years.
(4)
Primarily reflects favorable prior accident year loss reserve development in the 2020 accident year.
(5)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2008 and prior accident years and shorter-tailed lines of business in the 2019 through 2021 accident years, partially offset by unfavorable prior accident year development in the longer-tailed lines of business in the 2009 through 2018 accident years.
(6)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and earlier accident years and shorter-tailed lines of business in the 2019 and 2020 accident years, partially offset by unfavorable development in certain longer- and shorter-tailed lines of business in the 2018 accident year.
(7)
Primarily reflects favorable prior accident year loss reserve development in in the directors' and officers' liability lines of business in the 2018 and earlier accident years and the umbrella/excess lines of business in the 2015 and earlier accident years.
(8)
Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors' and officers' liability lines of business in the 2013 accident year.
(9)
Primarily reflects favorable prior accident year loss reserve development related to catastrophe losses in the 2021 accident year and, to a lesser extent, the 2020 accident year.
(10)
Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.
(11)
Primarily reflects unfavorable prior accident year loss reserve development in several casualty liability lines of business in the 2014 through 2018 accident years.
(12)
Primarily reflects unfavorable prior accident year loss reserve development in several casualty lines of business.
6. Income Taxes

The effective tax rate on earnings before income taxes for the first three months of 2022 was 21.1 percent compared with 19.8 percent for the first three months of 2021. The higher effective tax rate in the first quarter of 2022 primarily reflects higher compensation-related permanent tax expenses.

Alleghany believes that, as of March 31, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of March 31, 2022.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In September 2019, the Alleghany Board of Directors authorized, upon the completion of a previously announced program, the repurchase of shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. Upon the public announcement of the Merger Agreement, repurchases of shares of Common Stock ceased. As of March 31, 2022, Alleghany had $45.9 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Shares repurchased	144,864	103,025
Cost of shares repurchased (in millions)	$96.0	$63.2
Average price per share repurchased	$662.60	$613.36

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the three months ended March 31, 2022 and 2021 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2022	$259.1	$(103.7)	$(13.6)	$141.8
Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income before reclassifications	(614.3)	(0.5)	0.1	(614.7)
Reclassifications from accumulated other comprehensive income	8.4	—	—	8.4
Total	(605.9)	(0.5)	0.1	(606.3)
Balance as of March 31, 2022	$(346.8)	$(104.2)	$(13.5)	$(464.5)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2021	$564.9	$(99.4)	$(13.1)	$452.4
Other comprehensive income (loss), net of tax:
Other comprehensive (loss) income before reclassifications	(217.9)	2.5	(1.0)	(216.4)
Reclassifications from accumulated other comprehensive income	(11.8)	—	—	(11.8)
Total	(229.7)	2.5	(1.0)	(228.2)
Balance as of March 31, 2021	$335.2	$(96.9)	$(14.1)	$224.2

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income or loss attributable to Alleghany stockholders during the three months ended March 31, 2022 and 2021:

Accumulated Other		Three Months Ended March 31,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2022	2021
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains	$10.0	$(12.9)
	Change in allowance for credit losses on available for sale securities	0.6	(2.0)
	Income taxes	(2.2)	3.1
Total reclassifications:	Net losses (earnings)	$8.4	$(11.8)

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions, except share amounts)
Net earnings available to Alleghany stockholders	$125.7	$230.0
Effect of dilutive securities	—	(0.8)
Income available to common stockholders for diluted earnings per share	$125.7	$229.2

Weighted average common shares outstanding applicable to basic earnings per share	13,522,787	13,989,410
Effect of dilutive securities	—	9,576
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	13,522,787	13,998,986

Contingently issuable shares(1)	—	40,789

(1)
Contingently issuable shares were potentially available in the periods presented, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) The Pandemic

The COVID-19 global pandemic (the “Pandemic”) has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. Although widespread vaccine rollouts have occurred in the U.S. in early 2021 and are continuing, new variants of the virus have emerged. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at its reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

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

(c) Leases

Alleghany and its subsidiaries lease certain facilities, land, furniture and equipment under long-term, non-cancelable lease agreements that expire at various dates in future years. Most of Alleghany’s leases relate to office facilities. Alleghany’s lease agreements do not contain any material restrictive covenants and substantially all are considered to be operating leases. Additional information about leases can be found in Note 12(b) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K.

(d) Hotel Development Commitments

Commencing in 2020, Alleghany Capital invested in certain hotel development projects. As of March 31, 2022, Alleghany Capital has invested $5.3 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of March 31, 2022 Alleghany guaranteed up to $5.3 million of debt of these entities to certain third-party lenders, for which Alleghany receives a fee.

10. Segments of Business

(a) Overview

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital.

Reinsurance and insurance underwriting activities are evaluated separately from investment and other activities. Segment accounting policies are described in Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K.

The reinsurance segment consists of property and casualty reinsurance operations conducted by TransRe’s reinsurance operating subsidiaries and is further reported through two major product lines – property, and casualty & specialty. TransRe provides property and casualty reinsurance to insurers and other reinsurers through brokers and on a direct basis to ceding companies. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. Aside from the U.S., a significant portion of the premiums earned by TransRe’s operations are generated by offices located in Canada, Europe, Asia, Australia, Africa and those serving Latin America and the Caribbean. Although the majority of the premiums earned by these offices typically relate to the regions where they are located, a significant portion may be derived from other regions of the world, including the U.S. In addition, although a significant portion of the assets and liabilities of these foreign offices generally relate to the countries where the ceding companies and reinsurers are located, most investments are located in the country of domicile of these offices.

The insurance segment consists of property and casualty insurance operations conducted in the U.S. by AIHL through its insurance operating subsidiaries RSUI and CapSpecialty. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment.

The Alleghany Capital segment consists of industrial operations, consumer & services operations and corporate operations at the Alleghany Capital level, which include certain hotel development projects. Industrial operations are conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, Wilbert and, beginning May 10, 2021, Piedmont. Consumer & services operations are conducted through IPS, Jazwares and Concord.

On October 14, 2021, IPS acquired the outstanding equity of Anchorbuoy Limited (with its subsidiaries, referred to as
“Linesight”), for approximately $262.5 million U.S. dollar-equivalent, consisting of: (i) $98.6 million of cash from IPS (which includes a $97.4 million contribution from Alleghany); (ii) the issuance of certain noncontrolling interests in IPS, which were valued at $38.8 million and which increased the aggregate noncontrolling interests in IPS from approximately 15 percent to approximately 18 percent; and (iii) $125.1 million of U.S. dollar-equivalent incremental debt, which is denominated in Euro. In connection with the acquisition, Alleghany recorded $102.1 million of goodwill, $124.7 million of finite-lived intangible assets related to customer relationships and $15.5 million of indefinite-lived intangible assets related to trade names and trademarks. The acquisition-date consideration transferred and purchase price allocation to the acquired assets and liabilities of Linesight were based on estimated fair values that have not been finalized. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustment resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill. The acquisition accounting for Linesight is expected to be finalized later in 2022.

Corporate activities are not classified as a segment. The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. Corporate activities also include the elimination of minor activity between segments.

In addition, corporate activities include interest expense associated with the senior notes issued by Alleghany, whereas interest expense associated with senior notes issued by TransRe is included in “Total Segments” and interest expense associated with other debt is included in Alleghany Capital. Information related to the senior notes and other debt can be found in Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K.

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three months ended March 31, 2022 and 2021:

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2022	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$454.4	$1,074.0	$1,528.4	$517.4	$112.2	$629.6	$2,158.0	$—	$2,158.0	$(11.0)	$2,147.0
Net premiums written	346.6	1,011.4	1,358.0	342.1	92.7	434.8	1,792.8	—	1,792.8	—	1,792.8
Net premiums earned	291.5	871.4	1,162.9	346.4	96.2	442.6	1,605.5	—	1,605.5	—	1,605.5
Net loss and LAE	162.1	560.9	723.0	159.4	59.4	218.8	941.8	—	941.8	—	941.8
Commissions, brokerage and other underwriting expenses	86.7	281.6	368.3	72.2	36.7	108.9	477.2	—	477.2	—	477.2
Underwriting profit(2)	$42.7	$28.9	$71.6	$114.8	$0.1	$114.9	186.5	—	186.5	—	186.5
Net investment income							108.5	—	108.5	5.0	113.5
Change in the fair value of equity securities							(154.1)	—	(154.1)	15.2	(138.9)
Net realized capital gains							(16.1)	6.1	(10.0)	—	(10.0)
Change in allowance for credit losses on available for sale securities							(0.6)	—	(0.6)	—	(0.6)
Product and service revenues							8.0	1,121.4	1,129.4	19.8	1,149.2
Other operating expenses							13.6	1,013.3	1,026.9	1.9	1,028.8
Corporate administration							—	—	—	10.7	10.7
Amortization of intangible assets							0.4	13.7	14.1	—	14.1
Interest expense							6.7	5.7	12.4	19.7	32.1
Earnings before income taxes							$111.5	$94.8	$206.3	$7.7	$214.0

	Reinsurance Segment			Insurance Segment
Three Months Ended March 31, 2021	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$565.3	$972.9	$1,538.2	$420.9	$102.2	$523.1	$2,061.3	$—	$2,061.3	$(10.9)	$2,050.4
Net premiums written	459.0	935.9	1,394.9	272.5	87.4	359.9	1,754.8	—	1,754.8	—	1,754.8
Net premiums earned	371.3	858.6	1,229.9	283.6	91.3	374.9	1,604.8	—	1,604.8	—	1,604.8
Net loss and LAE	323.5	525.4	848.9	208.2	55.0	263.2	1,112.1	—	1,112.1	—	1,112.1
Commissions, brokerage and other underwriting expenses	109.2	266.8	376.0	64.1	35.9	100.0	476.0	—	476.0	—	476.0
Underwriting (loss) profit(2)	$(61.4)	$66.4	$5.0	$11.3	$0.4	$11.7	16.7	—	16.7	—	16.7
Net investment income							123.1	—	123.1	30.4	153.5
Change in the fair value of equity securities							85.3	—	85.3	27.4	112.7
Net realized capital gains							10.5	0.9	11.4	1.5	12.9
Change in allowance for credit losses on available for sale securities							1.9	—	1.9	0.1	2.0
Product and service revenues							8.6	759.1	767.7	0.1	767.8
Other operating expenses							14.4	709.2	723.6	0.3	723.9
Corporate administration							(0.5)	—	(0.5)	10.1	9.6
Amortization of intangible assets							0.2	11.3	11.5	—	11.5
Interest expense							6.8	3.8	10.6	13.1	23.7
Earnings before income taxes							$225.2	$35.7	$260.9	$36.0	$296.9

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of March 31, 2022:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$18,771.4	$14,734.9	$4,892.4
Insurance segment	8,320.4	5,967.3	2,677.8
Subtotal	27,091.8	20,702.2	7,570.2
Alleghany Capital	3,419.2	169.6	1,357.6
Total segments	30,511.0	20,871.8	8,927.8
Corporate activities	1,383.4	1,423.0	(332.4)
Consolidated	$31,894.4	$22,294.8	$8,595.4

The debt associated with Alleghany Capital’s operating subsidiaries totaled $756.0 million and $780.5 million as of March 31, 2022 and December 31, 2021, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of March 31, 2022, the $756.0 million includes:

•
$267.9 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its recent acquisitions;
•
$172.1 million of borrowings by IPS under its available credit facility and term loans, including U.S. dollar-equivalent Euro-based borrowings incurred from its acquisition of Linesight in 2021;
•
$125.4 million of borrowings by W&W|AFCO Steel under its available credit facilities;
•
$74.7 million of borrowings by Wilbert under its available credit facility and term loans;
•
$60.4 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its recent acquisitions and borrowings under its available credit facilities;
•
$31.4 million at Piedmont primarily related to borrowings to finance the acquisition of WPS in May 2021; and
•
$24.1 million of term loans at PCT primarily related to borrowings to finance recent acquisitions.

None of the above liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

(d) Alleghany Capital Product and Service Revenues

For Alleghany Capital’s industrial and consumer & services operations, product and service revenues consist of the sale of manufactured goods and services. The following table presents product and service revenues for the Alleghany Capital segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Industrial(1)	$461.6	$404.4
Consumer & services(2)	659.8	354.7
Corporate & other	—	—
Alleghany Capital	$1,121.4	$759.1

(1)
For the three months ended March 31, 2022 and 2021, the vast majority of industrial product and service revenues were recognized as goods and services transferred to customers over time.
(2)
For the three months ended March 31, 2022 and 2021, approximately 59 percent and 63 percent, respectively, of consumer & services product and service revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2021, or the “2021 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2021 Form 10-K, respectively.

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
•
difficult and volatile conditions in the global economy;
•
the failure to complete the merger with Berkshire Hathaway Inc. on the terms and timeline currently contemplated or at all;
•
risks related to the conduct of our business while the merger with Berkshire Hathaway Inc. is pending; and
•
risks related to uncertainties related to the consummation of the merger with Berkshire Hathaway Inc.

Additional risks and uncertainties include general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession; changes in costs; variations in political, economic or other factors; risks relating to conducting operations in a competitive environment; effects of acquisition and disposition activities, inflation rates, or recessionary or expansive trends; changes in interest rates; extended labor disruptions, civil unrest, or other external factors over which we have no control; changes in our plans, strategies, objectives, expectations, or intentions, which may happen at any time at our discretion; and other factors discussed in the 2021 Form 10-K and subsequent filings with the Securities and Exchange Commission, or the “SEC.” All forward-looking statements speak only as of the date they are made and are based on information available at that time. Alleghany does not undertake any obligation to update or revise any forward-looking statements to reflect subsequent circumstances or events. See Part I, Item 1A, “Risk Factors” of the 2021 Form 10-K and Part II, Item 1A, “Risk Factors” herein for additional information.

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

Adjusted earnings before income taxes is a non-GAAP financial measure for our Alleghany Capital segment. Adjusted earnings before income taxes represents product and service revenues and net investment income less other operating expenses and interest expense, and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; and (iv) change in allowance for credit losses on available for sale securities. Because adjusted earnings before income taxes excludes amortization of intangible assets, change in the fair value of equity securities, net realized capital gains and change in allowance for credit losses on available for sale securities, it provides an indication of economic performance that is not affected by levels of amortization resulting from acquisition accounting or effective tax rates. We use adjusted earnings before income taxes as a supplement to earnings before income taxes, the most comparable GAAP financial measure, to evaluate the performance of certain of our noninsurance operating subsidiaries and investments. A reconciliation of adjusted earnings before income taxes to earnings before income taxes is presented within “Consolidated Results of Operations.”

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

•
Net earnings attributable to Alleghany stockholders were $125.7 million in the first quarter of 2022, compared with $230.0 million in the first quarter of 2021.
•
Net investment income decreased by 26.1 percent in the first quarter of 2022 from the first quarter of 2021.
•
Net premiums written increased by 2.2 percent in the first quarter of 2022 from the first quarter of 2021.
•
Underwriting profit was $186.5 million in the first quarter of 2022, compared with $16.7 million in the first quarter of 2021.
•
The combined ratio for our reinsurance and insurance segments was 88.4 percent in the first quarter of 2022, compared with 99.0 percent in the first quarter of 2021.
•
Catastrophe losses, net of reinsurance, were $50.0 million in the first quarter of 2022, compared with $180.9 million in the first quarter of 2021.
•
Net favorable prior accident year loss reserve development was $53.3 million in the first quarter of 2022, compared with $56.1 million in the first quarter of 2021.
•
Product and service revenues for Alleghany Capital were $1,121.4 million in the first quarter of 2022, compared with $759.1 million in the first quarter of 2021.
•
Earnings before income taxes for Alleghany Capital were $94.8 million in the first quarter of 2022, compared with $35.7 million in the first quarter of 2021. Adjusted earnings before income taxes were $102.4 million in the first quarter of 2022, compared with $46.1 million in the first quarter of 2021.

As of March 31, 2022, we had total assets of $31.9 billion and total stockholders’ equity attributable to Alleghany stockholders of $8.6 billion. As of March 31, 2022, we had consolidated total investments of approximately $21.3 billion, consisting of $15.5 billion invested in debt securities, $3.4 billion invested in equity securities, $0.5 billion invested in commercial mortgage loans, $1.3 billion invested in short-term investments and $0.6 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. We began to experience a negative impact on our results of operations arising from the Pandemic in the first quarter of 2020 and that impact continued throughout 2020 and, to a lesser extent, 2021. Among other impacts on the economy, the Pandemic adversely impacted financial markets in 2020, which in turn impacted our investment portfolio in 2020, and the Pandemic may continue to cause economic volatility. Since early 2020 through March 31, 2022, our reinsurance and insurance segments have incurred significant losses from the Pandemic (in total $425.5 million), almost all of which was incurred in 2020.

We cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows, or those of our subsidiaries. Widespread vaccine rollouts in the U.S. occurred in early 2021 and are continuing, however, new variants of the virus have emerged. Such potential adverse impacts of a prolonged Pandemic on our operations, financial position and cash flows include declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

Our reinsurance segment incurred $35.2 million of catastrophe losses in the first quarter of 2022 related to the ongoing conflict between Russia and Ukraine, or the “Russia/Ukraine Conflict,” and arising primarily from the confiscation of aircraft leased by Western leasing companies. We cannot reasonably estimate the length or severity of the Russia/Ukraine Conflict, and our loss estimate was based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses to the extent covered by applicable policies, and other factors requiring considerable judgment. Aside from these losses, we do not have significant additional Russia/Ukraine Conflict exposures. Specifically, we do not have facilities, operations and suppliers in Russia, Ukraine or Belarus and do not generate revenues in these countries. However, Jazwares had a small amount of toy sales in Russia that has since been discontinued. We also have a modest amount of indirect exposure to these countries. Such exposure arises through certain of our debt and equity security investments, as well as certain of our insurance and reinsurance contracts that relate to multi-national corporations that have facilities, operations, suppliers and/or sales in one or more of these countries.

Our reinsurance and insurance segments also incurred $180.6 million of catastrophe losses in the first quarter of 2021 from Winter Storm Uri and other storms, collectively referred to herein as the “Winter Storms,” which caused widespread property damage, flooding and extended power outages in February 2021, primarily in Texas.

On March 20, 2022, we entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with Berkshire Hathaway Inc., a Delaware corporation, or “Berkshire,” and O&M Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Berkshire, or “Merger Sub.” Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Alleghany, with Alleghany continuing as the surviving corporation and a wholly-owned subsidiary of Berkshire, or the “Merger.” As a result of the Merger, each issued and outstanding share of our common stock, par value $1.00 per share, or “Common Stock,” (other than shares (a) held in the treasury of Alleghany or owned by Berkshire or any direct or indirect wholly-owned subsidiary of Berkshire or (b) held by a stockholder who has demanded and perfected such holder's demand for appraisal rights in accordance with Delaware law) will be cancelled and extinguished and converted into the right to receive $848.02 in cash, without interest, representing a total equity value of approximately $11.6 billion. The closing of the Merger is subject to certain conditions, including (i) the approval and adoption of the Merger Agreement by the holders of at least 75% of the voting power of the outstanding shares of Common Stock, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and applicable foreign antitrust laws, (iii) the receipt of authorizations required to be obtained from applicable insurance regulators and (iv) other customary closing conditions. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Berkshire’s consent, from taking certain specified actions until the Merger is completed. For a description of the treatment of equity awards under the Merger Agreement, see Alleghany’s definitive proxy statement filed with the SEC on April 29, 2022.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Revenues
Net premiums earned	$1,605.5	$1,604.8
Net investment income	113.5	153.5
Change in the fair value of equity securities	(138.9)	112.7
Net realized capital gains	(10.0)	12.9
Change in allowance for credit losses on available for sale securities	(0.6)	2.0
Product and service revenues	1,149.2	767.8
Total revenues	2,718.7	2,653.7

Costs and Expenses
Net loss and loss adjustment expenses	941.8	1,112.1
Commissions, brokerage and other underwriting expenses	477.2	476.0
Other operating expenses	1,028.8	723.9
Corporate administration	10.7	9.6
Amortization of intangible assets	14.1	11.5
Interest expense	32.1	23.7
Total costs and expenses	2,504.7	2,356.8

Earnings before income taxes	214.0	296.9
Income taxes	45.1	58.8
Net earnings	168.9	238.1
Net earnings attributable to noncontrolling interests	43.2	8.1
Net earnings attributable to Alleghany stockholders	$125.7	$230.0

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three months ended March 31, 2022 and 2021:

	Segments
Three Months Ended March 31, 2022	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,528.4	$629.6	$2,158.0	$—	$2,158.0	$(11.0)	$2,147.0
Net premiums written	1,358.0	434.8	1,792.8	—	1,792.8	—	1,792.8

Net premiums earned	1,162.9	442.6	1,605.5	—	1,605.5	—	1,605.5
Net loss and LAE:
Current year (excluding catastrophe losses)	725.0	220.1	945.1	—	945.1	—	945.1
Current year catastrophe losses	47.9	2.1	50.0	—	50.0	—	50.0
Prior years(1)	(49.9)	(3.4)	(53.3)	—	(53.3)	—	(53.3)
Total net loss and LAE	723.0	218.8	941.8	—	941.8	—	941.8
Commissions, brokerage and other underwriting expenses	368.3	108.9	477.2	—	477.2	—	477.2
Underwriting profit(2)	$71.6	$114.9	186.5	—	186.5	—	186.5
Net investment income			108.5	—	108.5	5.0	113.5
Change in the fair value of equity securities			(154.1)	—	(154.1)	15.2	(138.9)
Net realized capital gains			(16.1)	6.1	(10.0)	—	(10.0)
Change in allowance for credit losses on available for sale securities			(0.6)	—	(0.6)	—	(0.6)
Product and service revenues			8.0	1,121.4	1,129.4	19.8	1,149.2
Other operating expenses			13.6	1,013.3	1,026.9	1.9	1,028.8
Corporate administration			—	—	—	10.7	10.7
Amortization of intangible assets			0.4	13.7	14.1	—	14.1
Interest expense			6.7	5.7	12.4	19.7	32.1
Earnings before income taxes			$111.5	$94.8	$206.3	$7.7	$214.0

Loss ratio(3):
Current year (excluding catastrophe losses)	62.4%	49.7%	58.9%
Current year catastrophe losses	4.1%	0.5%	3.1%
Prior years	(4.3%)	(0.8%)	(3.3%)
Total net loss and LAE	62.2%	49.4%	58.7%
Expense ratio(4)	31.7%	24.6%	29.7%
Combined ratio(5)	93.9%	74.0%	88.4%

	Segments
Three Months Ended March 31, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities(1)	Consolidated
	($ in millions)
Gross premiums written	$1,538.2	$523.1	$2,061.3	$—	$2,061.3	$(10.9)	$2,050.4
Net premiums written	1,394.9	359.9	1,754.8	—	1,754.8	—	1,754.8

Net premiums earned	1,229.9	374.9	1,604.8	—	1,604.8	—	1,604.8
Net loss and LAE:
Current year (excluding catastrophe losses)	802.7	184.6	987.3	—	987.3	—	987.3
Current year catastrophe losses	99.7	81.2	180.9	—	180.9	—	180.9
Prior years(1)	(53.5)	(2.6)	(56.1)	—	(56.1)	—	(56.1)
Total net loss and LAE	848.9	263.2	1,112.1	—	1,112.1	—	1,112.1
Commissions, brokerage and other underwriting expenses	376.0	100.0	476.0	—	476.0	—	476.0
Underwriting profit(2)	$5.0	$11.7	16.7	—	16.7	—	16.7
Net investment income			123.1	—	123.1	30.4	153.5
Change in the fair value of equity securities			85.3	—	85.3	27.4	112.7
Net realized capital gains			10.5	0.9	11.4	1.5	12.9
Change in allowance for credit losses on available for sale securities			1.9	—	1.9	0.1	2.0
Product and service revenues			8.6	759.1	767.7	0.1	767.8
Other operating expenses			14.4	709.2	723.6	0.3	723.9
Corporate administration			(0.5)	—	(0.5)	10.1	9.6
Amortization of intangible assets			0.2	11.3	11.5	—	11.5
Interest expense			6.8	3.8	10.6	13.1	23.7
Earnings before income taxes			$225.2	$35.7	$260.9	$36.0	$296.9

Loss ratio(3):
Current year (excluding catastrophe losses)	65.2%	49.2%	61.5%
Current year catastrophe losses	8.1%	21.7%	11.3%
Prior years	(4.3%)	(0.7)%	(3.5%)
Total net loss and LAE	69.0%	70.2%	69.3%
Expense ratio(4)	30.6%	26.7%	29.7%
Combined ratio(5)	99.6%	96.9%	99.0%

(1)
Prior years in the three months ended March 31, 2022 and 2021 includes $3.4 million of favorable and $18.0 million unfavorable, respectively, prior accident year Pandemic loss reserve development at our reinsurance segment.
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

Comparison of the Three Months Ended 2022 and 2021

Premiums. The following table presents our consolidated premiums:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Premiums written:
Gross premiums written	$2,147.0	$2,050.4	4.7%
Net premiums written	1,792.8	1,754.8	2.2%
Net premiums earned	1,605.5	1,604.8	0.0%

The increase in gross premiums written in the first quarter of 2022 from the first quarter of 2021 is attributable to growth at our insurance segments partially offset by a decrease at our reinsurance segment. The increase in insurance segment gross premiums written in the first quarter of 2022 from the first quarter of 2021 primarily reflects growth in most of RSUI’s lines of business due to increases in business opportunities, higher rates and improved general market conditions and also reflects growth at CapSpecialty. The decrease at our reinsurance segment primarily reflects the impact of TransRe's decision to not renew a certain large whole account quota share treaty, or the “Quota Share Treaty,” as of December 31, 2021 and, to a lesser extent, decreases in the property lines of business, partially offset by improving rates and growth in various professional liability and general liability lines of business in the U.S. Gross premiums written from the Quota Share Treaty were $173.5 million in the first quarter of 2021.

Net premiums earned in the first quarter of 2022 approximated net premiums earned in the first quarter of 2021, reflecting growth in the insurance segment gross premiums written in recent quarters offset by lower reinsurance segment net premiums earned due to the decision to not renew the Quota Share Treaty as of December 31, 2021 and higher ceded premiums earned.

A detailed comparison of premiums by segment for the first quarter of 2022 and 2021 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$945.1	$987.3	(4.3%)
Current year catastrophe losses	50.0	180.9	(72.4%)
Prior years	(53.3)	(56.1)	(5.0%)
Total net loss and LAE	$941.8	$1,112.1	(15.3%)

Loss ratio:
Current year (excluding catastrophe losses)	58.9%	61.5%
Current year catastrophe losses	3.1%	11.3%
Prior years	(3.3%)	(3.5%)
Total net loss and LAE	58.7%	69.3%

The decrease in net loss and LAE in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower catastrophe losses, as discussed above, and a lower overall current year loss ratio excluding catastrophe losses.

A detailed comparison of net loss and LAE by segment for the first quarter of 2022 and 2021 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$477.2	$476.0	0.3%

Expense ratio	29.7%	29.7%

Commissions, brokerage and other underwriting expenses in the first quarter of 2022 approximated those from the first quarter of 2021, primarily reflecting slightly lower overall commission rates at our insurance segment offset by slightly higher commission rates at our reinsurance segment.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the first quarter of 2022 and 2021 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Underwriting profit	$186.5	$16.7	1,016.8%

Combined ratio	88.4%	99.0%

The increase in underwriting profit in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower catastrophe losses and, to a lesser extent, a lower overall current year loss ratio excluding catastrophe losses, all as discussed above.

A detailed comparison of underwriting profit by segment for the first quarter of 2022 and 2021 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Net investment income	$113.5	$153.5	(26.1%)
Change in the fair value of equity securities	(138.9)	112.7	(223.2%)
Net realized capital gains	(10.0)	12.9	(177.5%)
Change in allowance for credit losses on available for sale securities	(0.6)	2.0	(130.0%)

The decrease in net investment income in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower partnership income and, to a lesser extent, lower dividend income due to a lower concentration of higher yielding equity securities. The lower partnership income in the first quarter of 2022 reflects a lack of appreciation compared with significant appreciation in a certain partnership that has exposure to cryptocurrencies, as well as lower returns in certain partnerships that invest in lower-quality debt securities.

The change in the fair value of equity securities in the first quarter of 2022 reflects the depreciation in the value of our equity securities portfolio, primarily from our holdings in the industrials and materials sectors. The change in the fair value of equity securities in the first quarter of 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the financial, healthcare and industrial sectors.

Net realized capital losses in the first quarter of 2022 compared with net realized capital gains in the first quarter of 2021 primarily reflect losses realized from the sale of our debt securities compared with gains in the first quarter of 2021.

The change in allowance for credit losses on available-for-sale, or “AFS,” securities in the first quarter of 2022 reflect $0.6 million of credit losses on AFS securities related to unrealized losses on certain foreign corporate bonds that experienced a significant decline in creditworthiness. The change in allowance for credit losses on AFS securities in the first quarter of 2021 reflects a $2.0 million reduction of credit losses on AFS securities, primarily from debt security sales.

A detailed comparison of investment results for the first quarter of 2022 and 2021 is contained in the following pages.

Product and service revenues and expenses. The following table presents our consolidated product and service revenues and expenses:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Product and service revenues	$1,149.2	$767.8	49.7%

Other operating expenses	1,028.8	723.9	42.1%
Corporate administration	10.7	9.6	11.5%
Amortization of intangible assets	14.1	11.5	22.6%
Interest expense	32.1	23.7	35.4%

Product and service revenues and Other operating expenses. Product and service revenues and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also includes long-term incentive compensation accruals at our reinsurance and insurance segments, which totaled $12.0 million and $13.1 million in the first quarter of 2022 and 2021, respectively.

The increases in product and service revenues and other operating expenses in the first quarter of 2022 from the first quarter of 2021 primarily reflect higher revenue at Jazwares and IPS. In addition, the increases in product and service revenues and other operating expenses in the first quarter of 2022 also reflect Piedmont's May 10, 2021 inclusion in our consolidated results. The increase in other operating expenses in the first quarter of 2022 from the corresponding 2021 period also reflects increases in long-term incentive compensation accruals at Alleghany Capital’s corporate operations.

Corporate administration. The increase in corporate administration expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects higher Alleghany parent company long-term incentive compensation accruals arising from the impact of significant, Merger Agreement-related appreciation in the price per share of our common stock compared with modest appreciation in the first quarter of 2021.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of recent acquisitions by Alleghany Capital and its subsidiaries, as further discussed below.

Interest expense. The increase in interest expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects the issuance of certain senior notes on August 13, 2021, or the “2051 Senior Notes.” See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for further information.

A detailed comparison of product and service revenues and expenses for the first quarter of 2022 and 2021 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Income taxes	$45.1	$58.8	(23.3%)

Effective tax rate	21.1%	19.8%

The decrease in income tax expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower earnings before income taxes, as further discussed below, partially offset by a higher effective tax rate. The higher effective tax rate in the first quarter of 2022 primarily reflects higher compensation-related permanent tax expenses.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Earnings before income taxes	$214.0	$296.9	(27.9%)
Net earnings attributable to noncontrolling interests	43.2	8.1	433.3%
Net earnings attributable to Alleghany stockholders	125.7	230.0	(45.3%)

The decreases in earnings before income taxes and net earnings attributable to Alleghany stockholders in the first quarter of 2022 from the first quarter of 2021 primarily reflect the impact of depreciation in the value of our equity securities portfolio in the first three months of 2022 compared with appreciation in the first three months of 2021 and, to a lesser extent, lower net investment income, partially offset by higher underwriting profit and significantly improved results at Alleghany Capital, all as discussed above.

The increase in net earnings attributable to noncontrolling interests in the first quarter of 2022 from the first quarter of 2021 reflects significantly improved results at Alleghany Capital subsidiaries with noncontrolling interests and higher accretion of redeemable noncontrolling interests resulting from increased estimated future redemption values.

The significantly improved results at Alleghany Capital in the first quarter of 2022 were due to higher revenues and improved margins at Jazwares. To a lesser extent, W&W|AFCO Steel and IPS also contributed to the improved results in the first quarter of 2022.

Reinsurance Segment Underwriting Results

The reinsurance segment is composed of TransRe’s property, and casualty & specialty lines of business. TransRe writes a modest amount of property and casualty insurance business, which is included in the reinsurance segment. For a more detailed description of our reinsurance segment, see Part I, Item 1, “Business—Segment Information—Reinsurance Segment” of the 2021 Form 10-K.

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended March 31, 2022	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$454.4	$1,074.0	$1,528.4
Net premiums written	346.6	1,011.4	1,358.0

Net premiums earned	291.5	871.4	1,162.9
Net loss and LAE:
Current year (excluding catastrophe losses)	161.3	563.7	725.0
Current year catastrophe losses	19.9	28.0	47.9
Prior years	(19.1)	(30.8)	(49.9)
Total net loss and LAE	162.1	560.9	723.0
Commissions, brokerage and other underwriting expenses	86.7	281.6	368.3
Underwriting profit(2)	$42.7	$28.9	$71.6

Loss ratio(3):
Current year (excluding catastrophe losses)	55.3%	64.7%	62.4%
Current year catastrophe losses	6.8%	3.2%	4.1%
Prior years	(6.6%)	(3.5%)	(4.3%)
Total net loss and LAE	55.5%	64.4%	62.2%
Expense ratio(4)	29.7%	32.3%	31.7%
Combined ratio(5)	85.2%	96.7%	93.9%

Three Months Ended March 31, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$565.3	$972.9	$1,538.2
Net premiums written	459.0	935.9	1,394.9

Net premiums earned	371.3	858.6	1,229.9
Net loss and LAE:
Current year (excluding catastrophe losses)	212.3	590.4	802.7
Current year catastrophe losses	97.4	2.3	99.7
Prior years	13.8	(67.3)	(53.5)
Total net loss and LAE	323.5	525.4	848.9
Commissions, brokerage and other underwriting expenses	109.2	266.8	376.0
Underwriting (loss) profit(2)	$(61.4)	$66.4	$5.0

Loss ratio(3):
Current year (excluding catastrophe losses)	57.2%	68.8%	65.2%
Current year catastrophe losses	26.2%	0.3%	8.1%
Prior years	3.7%	(7.9%)	(4.3%)
Total net loss and LAE	87.1%	61.2%	69.0%
Expense ratio(4)	29.4%	31.1%	30.6%
Combined ratio(5)	116.5%	92.3%	99.6%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$454.4	$565.3	(19.6%)
Net premiums written	346.6	459.0	(24.5%)
Net premiums earned	291.5	371.3	(21.5%)
Casualty & specialty
Premiums written:
Gross premiums written	$1,074.0	$972.9	10.4%
Net premiums written	1,011.4	935.9	8.1%
Net premiums earned	871.4	858.6	1.5%
Total
Premiums written:
Gross premiums written	$1,528.4	$1,538.2	(0.6%)
Net premiums written	1,358.0	1,394.9	(2.6%)
Net premiums earned	1,162.9	1,229.9	(5.4%)

Property. The decrease in gross premiums written in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of TransRe’s decision to not renew the Quota Share Treaty as of December 31, 2021 and, to a lesser extent, a reduction of writings from U.S. non-catastrophe and worldwide catastrophe lines of business and the impact of changes in foreign exchange rates, partially offset by generally improving rates. Gross premiums written related to the Quota Share Treaty were $82.8 million in the first quarter of 2021. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased by 18.8 percent in the first quarter of 2022 from the first quarter of 2021.

The decrease in net premiums earned in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of TransRe's decision to not renew the Quota Share Treaty as of December 31, 2021 and, to a lesser extent the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased by 20.3 percent in the first quarter of 2022 from the first quarter of 2021.

Casualty & specialty. The increase in gross premiums written in the first quarter of 2022 from the first quarter of 2021 primarily reflects improving rates overall and growth in various professional liability lines of business in the U.S., partially offset by TransRe’s decision to not renew the Quota Share Treaty as of December 31, 2021 and the impact of changes in foreign exchange rates. Gross premiums written related to the Quota Share Treaty in the first quarter of 2021 were $90.7 million. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 11.3 percent in the first quarter of 2022 from the first quarter of 2021.

The increase in net premiums earned in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of higher gross premiums written, partially offset by the impact of TransRe's decision to not renew the Quota Share Treaty as of December 31, 2021, changes in foreign currency exchange rates and higher ceded premiums earned. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 2.4 percent in the first quarter of 2022 from the first quarter of 2021.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$161.3	$212.3	(24.0%)
Current year catastrophe losses	19.9	97.4	(79.6%)
Prior years	(19.1)	13.8	(238.4%)
Total net loss and LAE	$162.1	$323.5	(49.9%)

Loss ratio:
Current year (excluding catastrophe losses)	55.3%	57.2%
Current year catastrophe losses	6.8%	26.2%
Prior years	(6.6%)	3.7%
Total net loss and LAE	55.5%	87.1%
Casualty & specialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$563.7	$590.4	(4.5%)
Current year catastrophe losses	28.0	2.3	1,117.4%
Prior years	(30.8)	(67.3)	(54.2%)
Total net loss and LAE	$560.9	$525.4	6.8%

Loss ratio:
Current year (excluding catastrophe losses)	64.7%	68.8%
Current year catastrophe losses	3.2%	0.3%
Prior years	(3.5%)	(7.9%)
Total net loss and LAE	64.4%	61.2%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$725.0	$802.7	(9.7%)
Current year catastrophe losses	47.9	99.7	(52.0%)
Prior years	(49.9)	(53.5)	(6.7%)
Total net loss and LAE	$723.0	$848.9	(14.8%)

Loss ratio:
Current year (excluding catastrophe losses)	62.4%	65.2%
Current year catastrophe losses	4.1%	8.1%
Prior years	(4.3%)	(4.3%)
Total net loss and LAE	62.2%	69.0%

Property. The decrease in net loss and LAE in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower catastrophe losses, the impact of lower net premiums earned and favorable prior accident year loss reserve development in the first quarter of 2022 compared with unfavorable prior accident year loss reserve development in the first quarter of 2021.

Catastrophe losses in the first quarter of 2022 include $12.7 million from Australian floods and $7.2 million from the Russia/Ukraine Conflict. Catastrophe losses in the first quarter of 2021 related to the Winter Storms.

Net loss and LAE in the first quarter of 2022 and 2021 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2022		2021
	($ in millions)
Catastrophe events (excluding Pandemic)	$(2.4)	(1)	$(4.5)	(2)
Pandemic	(4.3)		29.8
Non-catastrophe	(12.4)	(3)	(11.5)	(4)
Total	$(19.1)		$13.8

(1)
Primarily reflects favorable prior accident year loss reserve development related to several catastrophic events in the 2018 and 2019 accident years.
(2)
Primarily reflects favorable prior accident year loss reserve development related to Hurricane Michael in the 2018 accident year, partially offset by unfavorable prior accident year loss reserve development related to Hurricane Laura in the 2020 accident year.
(3)
Primarily reflects favorable prior accident year loss reserve development in the 2018 through 2020 accident years.
(4)
Primarily reflects favorable prior accident year loss reserve development in the 2020 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2022 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2022 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2022.

Casualty & specialty. The increase in net loss and LAE in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of lower favorable prior accident year loss reserve development and higher catastrophe losses, partially offset by a lower overall current year loss ratio excluding catastrophe losses.

Catastrophe losses in the first quarter of 2022 relate to the Russia/Ukraine Conflict. Catastrophe losses in the first quarter of 2021 related to the Winter Storms.

Net loss and LAE in the first quarter of 2022 and 2021 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2022		2021
	($ in millions)
Catastrophe events (excluding Pandemic)	$(1.7)		$(1.3)
Pandemic	0.9		(11.8)
Non-catastrophe	(30.0)	(1)	(54.2)	(2)
Total	$(30.8)		$(67.3)

(1)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2008 and prior accident years and shorter-tailed lines of business in the 2019 through 2021 accident years, partially offset by unfavorable prior accident year development in the longer-tailed tailed lines of business in the 2009 through 2018 accident years.
(2)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2016 and earlier accident years and shorter-tailed lines of business in the 2019 and 2020 accident years, partially offset by unfavorable development in certain longer- and shorter-tailed lines of business in the 2018 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2022 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2022 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the first quarter of 2022.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$86.7	$109.2	(20.6%)

Expense ratio	29.7%	29.4%

Casualty & specialty
Commissions, brokerage and other underwriting expenses	$281.6	$266.8	5.5%

Expense ratio	32.3%	31.1%

Total
Commissions, brokerage and other underwriting expenses	$368.3	$376.0	(2.0%)

Expense ratio	31.7%	30.6%

Property. The decrease in commissions, brokerage and other underwriting expenses in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of lower net premiums earned, as discussed above, and lower commission rates.

Casualty & specialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of higher net premiums earned, as discussed above, and higher commission rates.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Property
Underwriting profit (loss)	$42.7	$(61.4)	(169.5%)

Combined ratio	85.2%	116.5%

Casualty & specialty
Underwriting profit	$28.9	$66.4	(56.5%)

Combined ratio	96.7%	92.3%

Total
Underwriting profit	$71.6	$5.0	1,332.0%

Combined ratio	93.9%	99.6%

Property. The underwriting profit in the first quarter of 2022 compared with the underwriting loss in the first quarter of 2021 primarily reflects lower catastrophe losses and favorable prior accident year loss reserve development in the first quarter of 2022 compared with unfavorable prior accident year loss reserve development in the first quarter of 2021, all as discussed above.

Casualty & specialty. The decrease in underwriting profit in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of lower favorable prior accident year loss reserve development and higher catastrophe losses, partially offset by a lower overall current year loss ratio excluding catastrophe losses, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2021 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended March 31, 2022	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$517.4	$112.2	$629.6
Net premiums written	342.1	92.7	434.8

Net premiums earned	346.4	96.2	442.6
Net loss and LAE:
Current year (excluding catastrophe losses)	163.6	56.5	220.1
Current year catastrophe losses	2.1	—	2.1
Prior years	(6.3)	2.9	(3.4)
Total net loss and LAE	159.4	59.4	218.8
Commissions, brokerage and other underwriting expenses	72.2	36.7	108.9
Underwriting profit(1)	$114.8	$0.1	$114.9

Loss ratio(2):
Current year (excluding catastrophe losses)	47.2%	58.7%	49.7%
Current year catastrophe losses	0.6%	—	0.5%
Prior years	(1.8%)	3.0%	(0.8%)
Total net loss and LAE	46.0%	61.7%	49.4%
Expense ratio(3)	20.9%	38.1%	24.6%
Combined ratio(4)	66.9%	99.8%	74.0%

Three Months Ended March 31, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$420.9	$102.2	$523.1
Net premiums written	272.5	87.4	359.9

Net premiums earned	283.6	91.3	374.9
Net loss and LAE:
Current year (excluding catastrophe losses)	130.8	53.8	184.6
Current year catastrophe losses	80.1	1.1	81.2
Prior years	(2.7)	0.1	(2.6)
Total net loss and LAE	208.2	55.0	263.2
Commissions, brokerage and other underwriting expenses	64.1	35.9	100.0
Underwriting profit(1)	$11.3	$0.4	$11.7

Loss ratio(2):
Current year (excluding catastrophe losses)	46.2%	58.9%	49.2%
Current year catastrophe losses	28.2%	1.2%	21.7%
Prior years	(1.0%)	0.1%	(0.7%)
Total net loss and LAE	73.4%	60.2%	70.2%
Expense ratio(3)	22.6%	39.4%	26.7%
Combined ratio(4)	96.0%	99.6%	96.9%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$517.4	$420.9	22.9%
Net premiums written	342.1	272.5	25.5%
Net premiums earned	346.4	283.6	22.1%
CapSpecialty
Premiums written:
Gross premiums written	$112.2	$102.2	9.8%
Net premiums written	92.7	87.4	6.1%
Net premiums earned	96.2	91.3	5.4%
Total
Premiums written:
Gross premiums written	$629.6	$523.1	20.4%
Net premiums written	434.8	359.9	20.8%
Net premiums earned	442.6	374.9	18.1%

RSUI. The increase in gross premiums written in the first quarter of 2022 from the first quarter of 2021 primarily reflects growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property, professional liability and directors’ and officers’ liability lines of business.

The increase in net premiums earned in the first quarter of 2022 from the first quarter of 2021 primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily reinsured property lines of business.

CapSpecialty. The increase in gross premiums written in the first quarter of 2022 from the first quarter of 2021 primarily reflects growth in certain specialty casualty and professional liability lines of business and, to a lesser extent, growth in the surety lines of business, partially offset by a curtailment of certain unprofitable broker relationships and declines in property lines of business. Growth in certain specialty casualty and professional liability lines of business reflect increases in business opportunities and higher rates.

The increase in net premiums earned in the first quarter of 2022 from the first quarter of 2021 periods primarily reflects increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned from higher reinsurance costs.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$163.6	$130.8	25.1%
Current year catastrophe losses	2.1	80.1	(97.4%)
Prior years	(6.3)	(2.7)	133.3%
Total net loss and LAE	$159.4	$208.2	(23.4%)

Loss ratio:
Current year (excluding catastrophe losses)	47.2%	46.2%
Current year catastrophe losses	0.6%	28.2%
Prior years	(1.8%)	(1.0%)
Total net loss and LAE	46.0%	73.4%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$56.5	$53.8	5.0%
Current year catastrophe losses	—	1.1	(100.0%)
Prior years	2.9	0.1	2,800.0%
Total net loss and LAE	$59.4	$55.0	8.0%

Loss ratio:
Current year (excluding catastrophe losses)	58.7%	58.9%
Current year catastrophe losses	—	1.2%
Prior years	3.0%	0.1%
Total net loss and LAE	61.7%	60.2%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$220.1	$184.6	19.2%
Current year catastrophe losses	2.1	81.2	(97.4%)
Prior years	(3.4)	(2.6)	30.8%
Total net loss and LAE	$218.8	$263.2	(16.9%)

Loss ratio:
Current year (excluding catastrophe losses)	49.7%	49.2%
Current year catastrophe losses	0.5%	21.7%
Prior years	(0.8%)	(0.7%)
Total net loss and LAE	49.4%	70.2%

RSUI. The decrease in net loss and LAE in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower catastrophe losses and, to a lesser extent, higher favorable prior accident year loss reserve development, partially offset by the impact of higher net premiums earned.

Catastrophe losses in the first quarter of 2022 related to severe weather in the U.S. Catastrophe losses in the first quarter of 2021 primarily relate to $80.0 million from the Winter Storms.

Net loss and LAE in the first quarter of 2022 and 2021 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended March 31,
	2022		2021
	($ in millions)
Casualty	$(1.8)	(1)	$(1.1)	(2)
Property and other	(4.5)	(3)	(1.6)	(4)
Total	$(6.3)		$(2.7)

(1)
Primarily reflects favorable prior accident year loss reserve development in in the directors' and officers' liability lines of business in the 2018 and earlier accident years and the umbrella/excess lines of business in the 2015 and earlier accident years.
(2)
Primarily reflects favorable prior accident year loss reserve development in the umbrella/excess lines of business in the 2007 through 2014 accident years, partially offset by unfavorable prior accident year loss reserve development in the directors' and officers' liability lines of business in the 2013 accident year.
(3)
Primarily reflects favorable prior accident year loss reserve development related to catastrophe losses in the 2021 accident year and, to a lesser extent, the 2020 accident year.
(4)
Primarily reflects favorable prior accident year loss reserve development related to catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.

The favorable prior accident year loss reserve development in the first quarter of 2022 reflects favorable prior accident year loss development compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the first quarter of 2022 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the first quarter of 2022.

CapSpecialty. The increase in net loss and LAE in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of higher net premiums earned and higher unfavorable prior accident year loss reserve development, partially offset by lower catastrophe losses.

Net loss and LAE in the first quarter of 2022 includes unfavorable prior accident year loss reserve development in several casualty liability lines of business in the 2014 through 2018 accident years. Net loss and LAE in the first quarter of 2021 includes modest unfavorable prior accident year loss reserve development in several casualty lines of business.

The unfavorable prior accident year loss reserve development in the first quarter of 2022 reflects unfavorable loss emergence compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the first quarter of 2022 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the first quarter of 2022.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$72.2	$64.1	12.6%

Expense ratio	20.9%	22.6%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$36.7	$35.9	2.2%

Expense ratio	38.1%	39.4%

Total
Commissions, brokerage and other underwriting expenses	$108.9	$100.0	8.9%

Expense ratio	24.6%	26.7%

RSUI. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of higher net premiums earned, as discussed above.

CapSpecialty. The increase in commissions, brokerage and other underwriting expenses in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of higher net premiums earned, as discussed above, partially offset by lower commission rates.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit for the insurance segment:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
RSUI
Underwriting profit	$114.8	$11.3	915.9%

Combined ratio	66.9%	96.0%

CapSpecialty
Underwriting profit	$0.1	$0.4	(75.0%)

Combined ratio	99.8%	99.6%

Total
Underwriting profit	$114.9	$11.7	882.1%

Combined ratio	74.0%	96.9%

RSUI. The increase in underwriting profit in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower catastrophe losses and the impact of higher net premiums earned, as discussed above.

CapSpecialty. The decrease in underwriting profit in the first quarter of 2022 from the first quarter of 2021 primarily reflects higher unfavorable prior accident year loss reserve development, partially offset by lower catastrophe losses and lower expense ratios, all as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended March 31,		Percent
	2022	2021	Change
	($ in millions)
Net investment income	$108.5	$123.1	(11.9%)
Change in the fair value of equity securities	(154.1)	85.3	(280.7%)
Net realized capital gains	(16.1)	10.5	(253.3%)
Change in allowance for credit losses on available for sale securities	(0.6)	1.9	(131.6%)

Net investment income. The decrease in net investment income in the first quarter of 2022 from the first quarter of 2021 primarily reflects lower partnership income and, to a lesser extent, lower dividend income due to a lower concentration of higher yielding equity securities. The lower partnership income in the first quarter of 2022 reflects lower returns in certain partnerships that invest in lower-quality debt securities.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first quarter of 2022 reflects the depreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and industrials sectors. The change in the fair value of equity securities in first quarter of 2021 reflects appreciation in the value of our equity securities portfolio, primarily from our holdings in the financial, healthcare and industrial sectors.

Net realized capital gains. The net realized capital losses in the first quarter of 2022 compared with the net realized capital gains in the 2021 primarily reflect losses realized from sales of debt securities compared with gains realized in the first quarter of 2021.

Change in allowance for credit losses on available for sale securities. The change in allowance for credit losses on AFS in the first quarter of 2022 reflects $0.6 million of unrealized losses related to a decline in creditworthiness of certain foreign corporate bonds that experienced a significant decline in creditworthiness. The change in allowance for credit losses on AFS in the first quarter of 2021 primarily reflects a $1.9 million reduction of credit losses on AFS securities from bond sales.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three months ended March 31, 2022.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, Wilbert and Piedmont beginning May 10, 2021; (ii) consumer & services operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level, which include hotel development projects.

On May 10, 2021, Piedmont, a newly-formed subsidiary of Alleghany Capital, acquired Wilbert, Inc., doing business as Wilbert Plastic Services, or “WPS.” WPS is a provider of injection molded and thermoformed parts and multi-component assemblies for original equipment manufacturer customers in a range of end-markets, headquartered in Belmont, North Carolina.

The following table presents the results of the Alleghany Capital segment for the first quarter of 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Industrial	Consumer & services	Corp. & other	Total	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$461.6	$659.8	$—	$1,121.4	$404.4	$354.7	$—	$759.1
Net investment income	—	—	—	—	—	—	—	—
Net realized capital gains	1.2	4.9	—	6.1	0.1	0.8	—	0.9
Total revenues	$462.8	$664.7	$—	$1,127.5	$404.5	$355.5	$—	$760.0
Other operating expenses(1)	421.4	583.4	8.5	1,013.3	372.2	332.5	4.5	709.2
Amortization of intangible assets	4.8	8.9	—	13.7	4.0	7.3	—	11.3
Interest expense	2.4	2.7	0.6	5.7	2.0	1.8	—	3.8
Earnings (losses) before income taxes	$34.2	$69.7	$(9.1)	$94.8	$26.3	$13.9	$(4.5)	$35.7

Earnings (losses) before income taxes	$34.2	$69.7	$(9.1)	$94.8	$26.3	$13.9	$(4.5)	$35.7
Less: net realized capital gains	(1.2)	(4.9)	—	(6.1)	(0.1)	(0.8)	—	(0.9)
Add: amortization of intangible assets	4.8	8.9	—	13.7	4.0	7.3	—	11.3
Adjusted earnings (losses) before income taxes(2)	$37.8	$73.7	$(9.1)	$102.4	$30.2	$20.4	$(4.5)	$46.1

(1)
For industrial and consumer & services operations: (i) product and service revenues consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $0.5 million and $0.9 million for the first quarter of 2022 and 2021, respectively.
(2)
Adjusted earnings before income taxes is a non-GAAP financial measure and does not replace earnings before income taxes determined in accordance with GAAP as a measure of profitability. See “Comment on Non-GAAP Financial Measures” herein for additional detail on the presentation of our results of operations. Adjusted earnings before income taxes represents product and service revenues and net investment income less other operating expenses and interest expense and does not include: (i) amortization of intangible assets; (ii) change in the fair value of equity securities; (iii) net realized capital gains; and (iv) change in allowance for credit losses on available for sale securities.

The changes in Alleghany Capital’s equity for the three months ended March 31, 2022 and 2021 are presented in the table below:

	Three Months Ended March 31,
	2022				2021
	Industrial	Consumer & services	Corp. & other	Total	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$743.4	$571.1	$23.4	$1,337.9	$629.5	$482.7	$(3.1)	$1,109.1
Earnings (losses) before income taxes	34.2	69.7	(9.1)	94.8	26.3	13.9	(4.5)	35.7
Income taxes(1)	(1.7)	(2.4)	(11.0)	(15.1)	(1.8)	(1.0)	(4.4)	(7.2)
Accretion of redeemable noncontrolling interests(2)	—	(18.8)	—	(18.8)	—	(0.6)	—	(0.6)
Portion of net earnings attributable to noncontrolling interests(2)	(5.7)	(18.7)	—	(24.4)	(3.5)	(4.0)	—	(7.5)
Capital contributions (returns of capital) and other(3)	(33.9)	(18.8)	35.9	(16.8)	(22.7)	(17.9)	(11.1)	(51.7)
Equity, end of period	$736.3	$582.1	$39.2	$1,357.6	$627.8	$473.1	$(23.1)	$1,077.8

(1)
Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and consumer & services operations for the three months ended March 31, 2022 was ($7.0) million and ($14.6) million, respectively, and for the three months ended March 31, 2021 was ($5.4) million and ($2.9) million, respectively.
(2)
As of March 31, 2022, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 22 percent; W&W|AFCO Steel - 20 percent; IPS - 18 percent; Jazwares - 24 percent; and Concord - 15 percent. See Note 1(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, "Financial Statements" of this Form 10-Q for additional information on accretion of redeemable noncontrolling interests.
(3)
For the three months ended March 31, 2022, $16.5 million of accretion related to redemption values based on fair market valuation reduced the contributed capital of industrial operations. See Note 1(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, "Financial Statements" of this Form 10-Q for additional information on accretion of redeemable noncontrolling interests.

Product and service revenues. The increase in product and service revenues in the first quarter of 2022 from the first quarter of 2021 reflects higher revenue from consumer & services operations and, to a lesser extent, industrial operations.

The increase in consumer & services product and service revenues primarily reflects higher sales at Jazwares due to strong customer demand across its product portfolio of owned brands and licenses, and higher revenue at IPS due to its October 14, 2021 acquisition of Anchorbuoy Limited, with its subsidiaries, referred to as “Linesight,” and the realization of a much higher backlog and higher employee utilization at IPS in the first quarter of 2022. The increase in consumer & services revenue also reflects higher hotel management fees at Concord.

The increase in industrial product and service revenues primarily reflects the impact of Piedmont’s acquisition of WPS on May 10, 2021 and, to a lesser extent, growth at Kentucky Trailer.

Net realized capital gains. Net realized capital gains in the first quarter of 2022 and 2021 primarily reflect certain foreign currency exchange rate impacts.

Other operating expenses. The increase in other operating expenses in the first quarter of 2022 from the first quarter of 2021 primarily reflects an increase in costs related to higher revenues in consumer & services and industrial operations, as discussed above, partially offset by lower costs of Pandemic-related safety measures. In addition, the increase in other operating expenses in the first quarter of 2022 reflected an increase in long-term incentive compensation accruals in Alleghany Capital’s corporate operations.

Amortization of intangible assets. The increase in amortization expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects the amortization of intangibles related to IPS's October 14, 2021 acquisition of Linesight and the May 10, 2021 Piedmont acquisition of WPS.

Interest expense. The increase in interest expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects the impact of debt used in Piedmont's May 10, 2021 acquisition of WPS and IPS's October 14, 2021 acquisition of Linesight.

Earnings before income taxes. The increase in earnings before income taxes in the first quarter of 2022 from the first quarter of 2021 primarily reflects higher consumer & services earnings before income taxes and, to a lesser extent, industrial earnings before income taxes and higher net realized capital gains, partially offset by higher long-term incentive accruals in Alleghany Capital's corporate operations. The increase in consumer & services earnings before income taxes in the first quarter of 2022 primarily reflects an increase in sales and margins at Jazwares, and to a lesser extent, an increase in revenue and margins at IPS, all as discussed above. Higher industrial earnings before income taxes in the first quarter of 2022 primarily reflect increases in margins at W&W|AFCO Steel.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Net premiums earned	$—	$—
Net investment income	5.0	30.4
Change in the fair value of equity securities	15.2	27.4
Net realized capital gains	—	1.5
Change in allowance for credit losses on available for sale securities	—	0.1
Product and service revenues	19.8	0.1
Total revenues	40.0	59.5

Net loss and loss adjustment expenses	—	—
Commissions, brokerage and other underwriting expenses	—	—
Other operating expenses	1.9	0.3
Corporate administration	10.7	10.1
Amortization of intangible assets	—	—
Interest expense	19.7	13.1
Earnings before income taxes	$7.7	$36.0

Net investment income. The decrease in net investment income in the first quarter of 2022 from the first quarter of 2021 primarily reflects a lack of appreciation in a certain partnership that has exposure to cryptocurrencies in the first quarter of 2022 compared with significant appreciation in the first quarter of 2021.

Change in the fair value of equity securities. The change in the fair value of equity securities in the first three months of 2022 reflects appreciation in the value of our equity securities at the Alleghany parent company-level, primarily from our holdings in the materials sector. The change in the fair value of equity securities in first three months of 2021 reflects more significant appreciation in the value of our equity securities at the Alleghany parent company-level, primarily from our holdings in the materials sector.

Net realized capital gains. Net realized capital gains in the first quarter of 2021 reflect the sale of debt securities.

Product and service revenues. The increase in product and service revenues in the first quarter of 2022 from the first quarter of 2021 reflects significant property sales at Alleghany Properties.

Other operating expenses. The increase in other operating expenses in the first quarter of 2022 from the first quarter of 2021 reflects an increase in costs related to the significant property sales at Alleghany Properties.

Corporate administration. The increase in corporate administration expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects higher Alleghany parent company long-term incentive compensation accruals arising from the impact of significant, Merger Agreement-related appreciation in the price per share of our common stock compared with modest appreciation in the first quarter of 2021.

Interest expense. The increase in interest expense in the first quarter of 2022 from the first quarter of 2021 primarily reflects the issuance of certain Alleghany senior notes on August 13, 2021. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information.

Earnings before income taxes. The decrease in earnings before income taxes in the first quarter of 2022 from the first quarter of 2021 primarily reflects a decrease in net investment income and lower appreciation in the value of equity securities at the Alleghany parent company-level in the first quarter of 2022, partially offset by significantly higher property sales at Alleghany Properties, all as discussed above.

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

	As of March 31, 2022			As of December 31, 2021
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,436.7	$(599.1)	$1,837.6	$2,599.4	$(641.1)	$1,958.3
Casualty & specialty(1)	8,216.5	(432.4)	7,784.1	8,148.8	(406.0)	7,742.8
	10,653.2	(1,031.5)	9,621.7	10,748.2	(1,047.1)	9,701.1
Insurance Segment
Property	522.6	(180.9)	341.7	574.6	(201.4)	373.2
Casualty(2)	3,041.3	(804.5)	2,236.8	2,924.3	(766.2)	2,158.1
Workers' Compensation	1.8	—	1.8	1.8	—	1.8
All other(3)	177.7	(85.6)	92.1	185.3	(88.0)	97.3
	3,743.4	(1,071.0)	2,672.4	3,686.0	(1,055.6)	2,630.4
Eliminations	(80.2)	80.2	—	(76.6)	76.6	—
Total	$14,316.4	$(2,022.3)	$12,294.1	$14,357.6	$(2,026.1)	$12,331.5

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

Changes in Gross and Net Loss and LAE Reserves between March 31, 2022 and December 31, 2021. Gross and net loss and LAE reserves as of March 31, 2022 approximated gross and net loss and LAE reserves as of December 31, 2021, primarily reflecting catastrophe losses incurred in the first three months of 2021, offset by payments on catastrophe losses incurred in prior years, and net favorable prior accident year loss reserve development, all as discussed above.

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

As of March 31, 2022, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $2,164.7 million, consisting of $2,022.3 million of ceded outstanding loss and LAE and $145.1 million of recoverables on paid losses, less $2.7 million of an allowance for credit losses. See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” of the 2021 Form 10-K for a more complete description of our critical accounting estimates.

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of March 31, 2022, we held total marketable securities and cash of $1,761.7 million, compared with $1,687.2 million as of December 31, 2021. The increase in marketable securities and cash in the first three months of 2022 primarily reflects the receipt of dividends by TransRe and RSUI, partially offset by depreciation in the value of holding company-level equity securities portfolio and repurchases of shares of our Common Stock, as discussed below.

The $1,761.7 million is composed of $1,223.7 million at the Alleghany parent company, $458.5 million at AIHL and $79.5 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of March 31, 2022. Our foreseeable needs include the maturity of certain senior notes due on June 27, 2022, as discussed below.

Stockholders’ equity attributable to Alleghany stockholders was approximately $8.6 billion as of March 31, 2022, compared with approximately $9.2 billion as of December 31, 2021. The decrease in stockholders’ equity in the first three months of 2022 primarily reflects depreciation in the value of our debt securities portfolio and, to a lesser extent, repurchases of our Common Stock, partially offset by net earnings, all as discussed below. As of March 31, 2022, we had 13,454,888 shares of our Common Stock outstanding, compared with 13,598,535 shares of our Common Stock outstanding as of December 31, 2021.

Debt. On August 13, 2021, we completed a public offering of $500.0 million aggregate principal amount of our 3.250% Senior Notes due on August 15, 2051. We intend to use the net proceeds of this offering for general corporate purposes, which may include the repayment at maturity of our 4.95% senior notes due 2022. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on the 4.95% senior notes due 2022.

On May 18, 2020, we completed a public offering of $500.0 million aggregate principal of our 3.625% senior notes due on May 15, 2030. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of our 4.95% senior notes due on June 27, 2022. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on our senior notes and our early redemption of debt.

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

There were no borrowings under the Credit Agreement from inception through March 31, 2022.

Common Stock Repurchases. In September 2019, our Board of Directors authorized, upon completion of a previously announced program, the repurchase of additional shares of our Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. Upon the public announcement of the Merger Agreement, repurchases of shares of Common Stock ceased. As of March 31, 2022, we had $45.9 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our Common Stock that we repurchased in the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Shares repurchased	144,864	103,025
Cost of shares repurchased (in millions)	$96.0	$63.2
Average price per share repurchased	$662.60	$613.36

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the Pillar Investments as of March 31, 2022.

See Note 9(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding certain variable interest entities.

Investments in Commercial Mortgage Loans. As of March 31, 2022 and December 31, 2021, the carrying value of our commercial mortgage loan portfolio was $462.6 million and $475.9 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of March 31, 2022.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of March 31, 2022.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $756.0 million as of March 31, 2022, which is generally used to support working capital needs and to help finance acquisitions. The $756.0 million included:

•
$267.9 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its recent acquisitions;
•
$172.1 million of borrowings by IPS under its available credit facility and term loans, including U.S. dollar-equivalent Euro based borrowings incurred from its acquisition of Linesight in 2021;
•
$125.4 million of borrowings by W&W|AFCO Steel under its available credit facilities;
•
$74.7 million of borrowings by Wilbert under its available credit facility and term loans;
•
$60.4 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its recent acquisitions and borrowings under its available credit facilities;
•
$31.4 million at Piedmont primarily related to borrowings to finance the acquisition of WPS in May 2021; and
•
$24.1 million of term loans at PCT primarily related to borrowings to finance recent acquisitions.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments. Commencing in 2020, Alleghany Capital invested in certain hotel development projects. As of March 31, 2022, Alleghany Capital invested $5.3 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of March 31, 2022, we guaranteed up to $5.3 million of debt of these entities to certain third-party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of March 31, 2022 and December 31, 2021 was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of March 31, 2022. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the ratings of our debt securities portfolio as of March 31, 2022.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal. Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of March 31, 2022 and December 31, 2021, our debt securities portfolio had an effective duration of approximately 4.4 years and 4.5 years, respectively. We may increase our effective duration by increasing the proportion of our debt securities portfolio held in securities with longer-dated maturities (for example, maturities of more than five years) should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for detail on the contractual maturities of our consolidated debt securities portfolio.

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

On a consolidated basis, as of March 31, 2022, our invested assets decreased to approximately $21.3 billion from approximately $21.9 billion as of December 31, 2021, primarily reflecting depreciation in the value of our debt securities portfolio, depreciation in the value of our equity securities portfolio and repurchases of shares of our Common Stock, all as discussed above, partially offset by cash flows from operating activities. The depreciation in the value of our debt securities portfolio reflects an increase in risk-free interest rates in the first three months of 2022.

Fair Value. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. In addition, a three-tiered hierarchy for inputs is used in management’s determination of fair value of financial instruments that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the reporting entity. Unobservable inputs are the reporting entity’s own assumptions about market participant assumptions based on the best information available under the circumstances. In assessing the appropriateness of using observable inputs in making our fair value determinations, we consider whether the market for a particular security is “active” or “inactive” based on all the relevant facts and circumstances. A market may be considered to be inactive if there are relatively few recent transactions or if there is a significant decrease in market volume. Furthermore, we consider whether observable transactions are “orderly” or not. We do not consider a transaction to be orderly if there is evidence of a forced liquidation or other distressed condition; as such, little or no weight is given to that transaction as an indicator of fair value. See Note 1 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on our accounting policy on fair value.

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$20,277.9	$20,277.9	$20,887.7	$20,887.7

Liabilities
Senior notes and other debt(2)	$2,822.8	$2,950.2	$2,847.2	$3,157.9

(1)
This table includes debt and equity securities, as well as partnership and non-marketable equity investments accounted for at fair value that are included in other invested assets. This table excludes investments accounted for using the equity method and commercial mortgage loans that are accounted for at unpaid principal balance.
(2)
See Note 8 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on the senior notes and other debt.

See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of March 31, 2022 and December 31, 2021.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of March 31, 2022, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$1.2	$—	$2.9	$3.7	$134.7	$60.8	$67.1	$6.5	$276.9	$15.8	$292.7
Texas	12.4	3.4	0.1	3.7	7.8	30.6	85.4	6.9	150.3	71.2	221.5
California	5.9	22.0	2.1	6.1	2.2	11.9	58.0	12.0	120.2	94.4	214.6
Massachusetts	15.2	5.4	11.0	—	39.8	1.2	19.3	0.3	92.2	49.8	142.0
Pennsylvania	10.3	0.8	10.3	—	—	33.6	7.3	29.4	91.7	36.9	128.6
Florida	—	0.3	1.9	—	17.8	40.8	12.6	8.9	82.3	41.5	123.8
Ohio	33.3	1.1	2.3	1.1	2.1	8.2	26.9	8.3	83.3	24.8	108.1
Washington	—	0.3	0.9	—	—	6.2	31.5	2.3	41.2	50.8	92.0
Michigan	12.4	11.8	1.5	12.9	11.5	—	—	4.3	54.4	20.1	74.5
Colorado	12.7	—	—	10.3	—	2.5	6.6	—	32.1	26.4	58.5
All other states	75.9	61.8	33.4	16.6	74.3	69.6	153.4	116.9	601.9	234.4	836.3
Total	$179.3	$106.9	$66.4	$54.4	$290.2	$265.4	$468.1	$195.8	$1,626.5	$666.1	2,292.6
Total advanced refunded / escrowed maturity funds											349.3
Total municipal bonds											$2,641.9

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of March 31, 2022 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical March 31, 2022 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$17,697.9	$16,965.1	$16,257.2	$15,558.6	$14,891.1	$14,265.7	$13,683.8
Estimated change in fair value	2,139.3	1,406.5	698.6	—	(667.5)	(1,292.9)	(1,874.8)

Liabilities:
Senior notes and other debt, fair value	$3,797.7	$3,461.2	$3,182.7	$2,950.2	$2,754.2	$2,588.4	$2,447.5
Estimated change in fair value	847.5	511.0	232.5	—	(196.0)	(361.8)	(502.7)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of March 31, 2022 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2022
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$3,413.5	20% Increase	$4,096.2	6.3%
	20% Decrease	2,730.8	(6.3%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $386.4 million as of March 31, 2022.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of March 31, 2022, the largest foreign currency net liability exposure for these foreign operations were the British Pound, Brazilian Real and Japanese Yen and the largest foreign currency net asset exposures for these foreign operations were the Canadian Dollar and Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of March 31, 2022 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of March 31, 2022
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(262.1)	(1)	20% Increase	($314.5)	(0.5%)
		20% Decrease	(209.7)	0.5%

(1)
Denotes a net liability position as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Certain of our subsidiaries are parties to pending litigation and claims in connection with the ordinary course of their businesses. Each such subsidiary makes provisions for estimated losses to be incurred in such litigation and claims, including legal costs. We believe such provisions are adequate and do not believe that any pending litigation will have a material adverse effect on our consolidated results of operations, financial position or cash flows. See Note 12(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2021 Form 10-K except as set forth below in connection with the execution of the Merger Agreement with Berkshire and Merger Sub. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

Risks Related to the Proposed Merger

On March 20, 2022, we entered into the Merger Agreement with Berkshire and Merger Sub. Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Alleghany, with Alleghany continuing as the surviving corporation and a wholly-owned subsidiary upon the closing of the Merger.

The description of the Merger Agreement in these Risk Factors does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 21, 2022.

There is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

The Merger is subject to the satisfaction or waiver of stated conditions, including (i) the approval and adoption of the Merger Agreement by the holders of at least 75% of the voting power of the outstanding shares of Common Stock, (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and applicable foreign antitrust laws, (iii) the receipt of authorizations required to be obtained from applicable insurance regulators and (iv) other customary closing conditions. A number of the conditions are beyond our control. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. If the Merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected.

Before the transactions contemplated by the Merger Agreement can be completed, various approvals must be obtained from regulatory agencies in the U.S. and other countries. In deciding whether to grant these approvals, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or otherwise reducing the anticipated benefits of the Merger if the Merger was consummated successfully within the expected timeframe.

We are also subject to lawsuits related to the Merger and adverse rulings in these lawsuits may delay or prevent the Merger from being completed. Although we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our Common Stock may decline, including to the extent that the current market price of our Common Stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without delays.

We are subject to various restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Berkshire’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may adversely impact our financial condition, results of operations and cash flows.

The efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could negatively effect our business, results of operations and financial condition.

In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from our stockholders and from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly and many of these fees and costs are payable regardless of whether or not the Merger is consummated.

Uncertainties related to the consummation of the Merger may have an adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, clients, customers, vendors, communities and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause clients, customers, distributors, vendors and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and market price of our common stock.

Uncertainty regarding the completion of the Merger may also foster uncertainty among employees about their future roles. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or desire not to remain with the surviving corporation following the Merger. This may adversely affect our ability to attract and retain key management, sales, marketing, operational and technical personnel, which could have an adverse effect on our results of operations and financial condition prior to the completion of the Merger.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer from making a favorable alternative transaction proposal.

Under the Merger Agreement, as of April 15, 2022, we are subject to “no-shop” restrictions and are not permitted to, subject to certain exceptions set forth in the Merger Agreement, (i) solicit, initiate or knowingly encourage inquiries or proposals relating to alternative takeover transactions or (ii) engage in discussions or negotiations regarding, or provide any non-public information in connection with, alternative takeover proposals. In addition, before our board of directors withdraws or modifies its recommendation of the proposed Merger with Berkshire or terminates the Merger Agreement to enter into an alternative acquisition proposal, Berkshire generally has an opportunity to offer to modify the terms of the Merger. These provisions of the Merger Agreement could discourage or deter a third party that may be willing to pay more than Berkshire for our outstanding Common Stock from considering or proposing such an acquisition of Alleghany.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

The following table presents our Common Stock repurchases for the quarter ended March 31, 2022:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1) (in millions)
January 1 to January 31	50,383	$663.75	50,383	$108.5
February 1 to February 28	44,469	678.10	44,469	78.3
March 1 to March 31	50,012	647.67	50,012	45.9
Total	144,864	662.60	144,864

(1)
In September 2019, our Board of Directors authorized, upon completion of a previously announced program, the repurchase of additional shares of our Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. Upon the public announcement of the Merger Agreement, repurchases of shares of Common Stock ceased.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of March 20, 2022, by and among Alleghany Corporation, Berkshire Hathaway Inc. and O&M Acquisition Corp., filed as Exhibit 2.1 to Alleghany’s Current Report on Form 8-K filed on March 21, 2022, is incorporated herein by reference.

10.1

Letter Agreement, dated February 23, 2022, between Alleghany Corporation and Joseph P. Brandon, filed as Exhibit 10.1 to Alleghany’s Current Report on Form 8-K filed on February 28, 2022, in incorporated herein by reference.

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: May 5, 2022	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)