Form 10-Q
period 2022-06-30
ALLEGHANY CORP /DE
filed 2022-08-04
CIK 775368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

13,455,454 Shares, par value $1.00 per share, as of July 28, 2022

ALLEGHANY CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
	($ in thousands, except share amounts)
Assets
Investments:
Securities at fair value:
Equity securities (cost: 2022 – $2,352,925; 2021 – $2,552,722)	$2,869,444	$3,683,820
Debt securities (amortized cost: 2022 – $15,694,482; 2021 – $15,727,143; allowance for credit losses: 2022 – $8,679; 2021 – $502)	14,651,254	16,061,560
Short-term investments	1,624,444	1,142,258
	19,145,142	20,887,638
Commercial mortgage loans	451,404	475,860
Other invested assets	538,302	557,800
Total investments	20,134,848	21,921,298
Cash	941,519	927,966
Accrued investment income	94,871	87,610
Premium balances receivable	1,627,263	1,458,679
Reinsurance recoverables	2,161,436	2,195,975
Ceded unearned premiums	523,733	463,412
Deferred acquisition costs	646,646	586,753
Property and equipment at cost, net of accumulated depreciation and amortization	319,650	304,452
Goodwill	733,109	753,607
Intangible assets, net of amortization	889,605	924,406
Current taxes receivable	22,589	—
Net deferred tax assets	334,295	—
Funds held under reinsurance agreements	421,362	634,182
Other assets	2,156,939	2,010,335
Total assets	$31,007,865	$32,268,675

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Loss and loss adjustment expenses	$14,393,680	$14,357,635
Unearned premiums	3,525,555	3,179,513
Senior notes and other debt	2,339,598	2,847,199
Reinsurance payable	389,837	322,902
Current taxes payable	—	34,297
Net deferred tax liabilities	—	56,958
Other liabilities	2,057,076	1,965,943
Total liabilities	22,705,746	22,764,447
Redeemable noncontrolling interests	395,449	317,346
Common stock (shares authorized: 2022 and 2021 – 22,000,000; shares issued: 2022 and 2021 – 17,459,961)	17,460	17,460
Contributed capital	3,575,815	3,608,905
Accumulated other comprehensive (loss) income	(964,281)	141,822
Treasury stock, at cost (2022 – 4,004,507 shares; 2021 – 3,861,426 shares)	(2,029,617)	(1,934,531)
Retained earnings	7,307,293	7,353,226
Total stockholders’ equity attributable to Alleghany stockholders	7,906,670	9,186,882
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$31,007,865	$32,268,675

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Three Months Ended June 30,
	2022	2021
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$1,715,188	$1,784,351
Net investment income	105,452	126,931
Change in the fair value of equity securities	(500,223)	203,902
Net realized capital gains	11,167	12,942
Change in allowance for credit losses on available for sale securities	(7,595)	246
Product and service revenues	1,272,902	800,425
Total revenues	2,596,891	2,928,797

Costs and Expenses
Net loss and loss adjustment expenses	1,039,127	1,087,206
Commissions, brokerage and other underwriting expenses	510,935	523,513
Other operating expenses	1,149,986	739,592
Corporate administration	17,278	20,148
Amortization of intangible assets	14,941	12,431
Interest expense	28,544	24,037
Total costs and expenses	2,760,811	2,406,927

(Losses) earnings before income taxes	(163,920)	521,870
Income taxes	(40,033)	102,281
Net (losses) earnings	(123,887)	419,589
Net earnings attributable to noncontrolling interest	47,727	15,938
Net (losses) earnings attributable to Alleghany stockholders	$(171,614)	$403,651

Net (losses) earnings	$(123,887)	$419,589
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($125,309) and $24,339 in 2022 and 2021, respectively	(471,401)	91,560
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of ($750) and ($2,769) for 2022 and 2021, respectively	(2,822)	(10,419)
Change in unrealized currency translation adjustment, net of deferred taxes of ($6,834) and ($598) for 2022 and 2021, respectively	(25,707)	(2,249)
Retirement plans	109	113
Comprehensive (loss) income	(623,708)	498,594
Comprehensive income attributable to noncontrolling interests	47,727	15,938
Comprehensive (loss) income attributable to Alleghany stockholders	$(671,435)	$482,656

Basic (losses) earnings per share attributable to Alleghany stockholders	$(12.75)	$29.00
Diluted (losses) earnings per share attributable to Alleghany stockholders	(12.75)	29.00

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings and Comprehensive Income

(unaudited)

	Six Months Ended June 30,
	2022	2021
	($ in thousands, except per share amounts)
Revenues
Net premiums earned	$3,320,646	$3,389,114
Net investment income	218,928	280,415
Change in the fair value of equity securities	(639,000)	316,630
Net realized capital gains	1,164	25,873
Change in allowance for credit losses on available for sale securities	(8,177)	2,218
Product and service revenues	2,422,064	1,568,260
Total revenues	5,315,625	5,582,510

Costs and Expenses
Net loss and loss adjustment expenses	1,980,914	2,199,276
Commissions, brokerage and other underwriting expenses	988,100	999,549
Other operating expenses	2,178,878	1,463,481
Corporate administration	28,001	29,706
Amortization of intangible assets	29,023	23,909
Interest expense	60,654	47,789
Total costs and expenses	5,265,570	4,763,710

Earnings before income taxes	50,055	818,800
Income taxes	5,049	161,148
Net earnings	45,006	657,652
Net earnings attributable to noncontrolling interest	90,939	23,960
Net (losses) earnings attributable to Alleghany stockholders	$(45,933)	$633,692

Net earnings	$45,006	$657,652
Other comprehensive income (loss):
Change in unrealized gains, net of deferred taxes of ($288,591) and ($33,593) in 2022 and 2021, respectively	(1,085,652)	(126,375)
Less: reclassification for net realized capital gains and change in allowance for credit losses on available for sale securities, net of taxes of $1,473 and ($5,899) for 2022 and 2021, respectively	5,540	(22,192)
Change in unrealized currency translation adjustment, net of deferred taxes of ($6,973) and $57 for 2022 and 2021, respectively	(26,230)	213
Retirement plans	239	(852)
Comprehensive (loss) income	(1,061,097)	508,446
Comprehensive income attributable to noncontrolling interests	90,939	23,960
Comprehensive (loss) income attributable to Alleghany stockholders	$(1,152,036)	$484,486

Basic (losses) earnings per share attributable to Alleghany stockholders	$(3.41)	$45.41
Diluted (losses) earnings per share attributable to Alleghany stockholders	(3.41)	45.41

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Six Months Ended June 30, 2022
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2021
(17,459,961 shares of common stock issued; 3,861,426 in treasury)	$17,460	$3,608,905	$141,822	$(1,934,531)	$7,353,226	$9,186,882	$317,346
Add (deduct):
Net earnings	—	—	—	—	125,681	125,681	43,212
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	130	—	—	130	—
Change in unrealized appreciation of investments, net	—	—	(605,889)	—	—	(605,889)	—
Change in unrealized currency translation adjustment, net	—	—	(523)	—	—	(523)	—
Comprehensive (loss) income	—	—	(606,282)	—	125,681	(480,601)	43,212
Treasury stock repurchase	—	—	—	(95,987)	—	(95,987)	—
Other, net	—	(15,535)	—	614	—	(14,921)	5,235
Balance as of March 31, 2022
(17,459,961 shares of common stock issued; 4,005,073 in treasury)	17,460	3,593,370	(464,460)	(2,029,904)	7,478,907	8,595,373	365,793
Add (deduct):
Net (losses) earnings	—	—	—	—	(171,614)	(171,614)	47,727
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	109	—	—	109	—
Change in unrealized appreciation of investments, net	—	—	(474,223)	—	—	(474,223)	—
Change in unrealized currency translation adjustment, net	—	—	(25,707)	—	—	(25,707)	—
Comprehensive (loss) income	—	—	(499,821)	—	(171,614)	(671,435)	47,727
Treasury stock repurchase	—	—	—	—	—	—	—
Other, net	—	(17,555)	—	287	—	(17,268)	(18,071)
Balance as of June 30, 2022
(17,459,961 shares of common stock issued; 4,004,507 in treasury)	$17,460	$3,575,815	$(964,281)	$(2,029,617)	$7,307,293	$7,906,670	$395,449

	Six Months Ended June 30, 2021
	Common Stock	Contributed Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total Stockholders' Equity Attributable to Alleghany Shareholders	Redeemable Non- controlling Interest
	($ in thousands, except share amounts)
Balance as of December 31, 2020
(17,459,961 shares of common stock issued; 3,418,781 in treasury)	$17,460	$3,613,454	$452,402	$(1,645,930)	$6,318,334	$8,755,720	$233,809
Add (deduct):
Net earnings	—	—	—	—	230,041	230,041	8,022
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	(965)	—	—	(965)	—
Change in unrealized appreciation of investments, net	—	—	(229,708)	—	—	(229,708)	—
Change in unrealized currency translation adjustment, net	—	—	2,461	—	—	2,461	—
Comprehensive (loss) income	—	—	(228,212)	—	230,041	1,829	8,022
Treasury stock repurchase	—	—	—	(63,192)	—	(63,192)	—
Other, net	—	310	—	1,214	—	1,524	(8,268)
Balance as of March 31, 2021
(17,459,961 shares of common stock issued; 3,519,292 in treasury)	17,460	3,613,764	224,190	(1,707,908)	6,548,375	8,695,881	233,563
Add (deduct):
Net earnings	—	—	—	—	403,651	403,651	15,938
Other comprehensive income (loss), net of tax:
Retirement plans	—	—	113	—	—	113	—
Change in unrealized appreciation of investments, net	—	—	81,141	—	—	81,141	—
Change in unrealized currency translation adjustment, net	—	—	(2,249)	—	—	(2,249)	—
Comprehensive income	—	—	79,005	—	403,651	482,656	15,938
Treasury stock repurchase	—	—	—	(35,925)	—	(35,925)	—
Other, net	—	(981)	1	399	—	(581)	(8,779)
Balance as of June 30, 2021
(17,459,961 shares of common stock issued; 3,571,187 in treasury)	$17,460	$3,612,783	$303,196	$(1,743,434)	$6,952,026	$9,142,031	$240,722

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
	($ in thousands)
Cash flows from operating activities
Net earnings	$45,006	$657,652
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	89,559	86,449
Change in the fair value of equity securities	639,000	(316,630)
Net realized capital (gains) losses	(1,164)	(25,873)
Change in allowance for credit losses on available for sale securities	8,177	(2,218)
(Increase) decrease in reinsurance recoverables, net of reinsurance payable	101,474	(6,506)
(Increase) decrease in premium balances receivable	(168,584)	(293,135)
(Increase) decrease in ceded unearned premiums	(60,321)	(86,384)
(Increase) decrease in deferred acquisition costs	(59,893)	(56,715)
(Increase) decrease in funds held under reinsurance agreements	212,820	(28,367)
Increase (decrease) in unearned premiums	346,042	345,023
Increase (decrease) in loss and loss adjustment expenses	36,045	533,845
Change in unrealized foreign currency exchange rate losses (gains)	152,425	28,014
Other, net	(188,472)	104,027
Net adjustments	1,107,108	281,530
Net cash provided by operating activities	1,152,114	939,182
Cash flows from investing activities
Purchases of debt securities	(2,087,910)	(3,955,811)
Purchases of equity securities	(160,398)	(897,758)
Sales of debt securities	1,001,030	2,366,976
Maturities and redemptions of debt securities	942,984	1,136,960
Sales of equity securities	327,976	350,913
Net (purchases) sales of short-term investments	(481,774)	334,937
Net (purchases) sales and maturities of commercial mortgage loans	24,456	127,133
(Purchases) sales of property and equipment	(38,018)	(32,928)
Purchases of affiliates and subsidiaries, net of cash acquired	—	(57,881)
Other, net	11,100	26,340
Net cash used in investing activities	(460,554)	(601,119)
Cash flows from financing activities
Repayment of senior notes	(400,000)	—
Treasury stock acquisitions	(95,987)	(99,117)
Increase (decrease) in other debt	(108,393)	(105,512)
Other, net	(44,759)	(42,890)
Net cash used in financing activities	(649,139)	(247,519)
Effect of foreign exchange rate changes on cash	(28,868)	(10,527)
Net increase in cash	13,553	80,017
Cash at beginning of period	927,966	791,442
Cash at end of period	$941,519	$871,459

Supplemental disclosures of cash flow information
Cash paid during period for:
Interest paid	$56,316	$46,116
Income taxes paid	157,336	76,931

See accompanying Notes to Unaudited Consolidated Financial Statements.

ALLEGHANY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Summary of Significant Accounting Principles

(a) Principles of Financial Statement Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 of Alleghany Corporation (“Alleghany”).

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

Although Alleghany’s primary sources of revenues and earnings are its reinsurance and insurance operations and investments, Alleghany also generates revenues and earnings from a diverse portfolio of consumer, service and industrial businesses that are owned and supported through its wholly-owned subsidiary Alleghany Capital Corporation (“Alleghany Capital”). Alleghany Capital’s businesses include:

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
•
IPS-Integrated Project Services, LLC (“IPS”), a global provider of design, engineering and other specialty consulting services to the biopharmaceutical and life sciences markets, and cost and project management consultancy services for clients in the data center, technology and other sectors, headquartered in Blue Bell, Pennsylvania;
•
Jazwares, LLC (together with its affiliates, “Jazwares”), a global toy company, headquartered in Sunrise, Florida;
•
WWSC Holdings, LLC (“W&W|AFCO Steel”), a structural steel fabricator and erector, headquartered in Oklahoma City, Oklahoma;
•
CHECO Holdings, LLC (“Concord”), a hotel management and development company, headquartered in Raleigh, North Carolina;
•
Wilbert Funeral Services, Inc. (“Wilbert”), a provider of products and services for the funeral and cemetery industries and precast concrete markets, headquartered in Overland Park, Kansas; and
•
Piedmont Manufacturing Group, LLC (“Piedmont”), a provider of custom injection molded and thermoformed parts and multi-component assemblies for original equipment manufacturer customers in a variety of end-markets, headquartered in Belmont, North Carolina.

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

On March 20, 2022, Alleghany entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berkshire Hathaway Inc., a Delaware corporation (“Berkshire”) and O&M Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Berkshire (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Alleghany, with Alleghany continuing as the surviving corporation and a wholly-owned subsidiary of Berkshire (the “Merger”). As a result of the Merger, each issued and outstanding share of Alleghany’s common stock, par value $1.00 per share (the “Common Stock”) (other than shares (a) held in the treasury of Alleghany or owned by Berkshire or any direct or indirect wholly-owned subsidiary of Berkshire or (b) held by a stockholder who has demanded and perfected such holder's demand for appraisal rights in accordance with Delaware law) will be canceled and extinguished and converted into the right to receive $848.02 in cash, without interest, representing a total equity value of approximately $11.6 billion. Alleghany stockholders approved and adopted the Merger Agreement and Merger on June 9, 2022 and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired in early May 2022. The closing of the Merger remains subject to certain conditions, including (i) the receipt of authorizations required to be obtained from applicable foreign antitrust regulators or the expiration or termination of any applicable waiting periods under applicable foreign antitrust laws, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators and (iii) other customary closing conditions. The Merger Agreement generally requires Alleghany to operate its business in the ordinary course pending consummation of the proposed Merger and restricts Alleghany, without Berkshire’s consent, from taking certain specified actions until the Merger is completed. For a description of the treatment of equity awards under the Merger Agreement, see Alleghany’s definitive proxy statement filed with the SEC on April 29, 2022.

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

The portion of stockholders’ equity, net earnings and comprehensive income that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets, the consolidated statements of earnings and comprehensive income and the consolidated statements of changes in stockholders’ equity as noncontrolling interests. Because all noncontrolling interests have the option to sell their ownership interests to Alleghany in the future (generally through 2028), the portion of stockholders’ equity that is not attributable to Alleghany stockholders is presented on the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity as redeemable noncontrolling interests for all periods presented. In addition, Alleghany accretes the redeemable noncontrolling interests up to their future estimated redemption value over the period from the date of issuance to the earliest redemption date. The redemption value of the equity interests is generally based on the subsidiary’s earnings in specified periods preceding the applicable redemption date, calculated based on either a specified formula or an independent fair market valuation. Accretion related to redemption values based on a specified formula are recorded as a component of net earnings attributable to noncontrolling interests, whereas accretion related to redemption values based on an independent fair market valuation are recorded as a component of contributed capital. Accretion may increase or decrease each period, however, the redeemable noncontrolling interest balance may not go below the initial balance established at the acquisition date. From time to time, redemption dates, formulas and values may be subject to change based on negotiations with certain noncontrolling interest holders, resulting in potential differences between any negotiated payout amount and the current carrying value of such noncontrolling interests. The following table presents the components of net earnings attributable to noncontrolling interests for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Accretion of redeemable noncontrolling interests	$24.9	$3.1	$43.7	$3.7
Portion of net earnings attributable to noncontrolling interests	22.8	12.8	47.2	20.3
Total	$47.7	$15.9	$90.9	$24.0

In addition, accretion reduced contributed capital by $17.7 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $34.2 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Such accretion may be adjusted later in 2022 as certain significant noncontrolling interest holders have the right to put their respective equity interests to Alleghany Capital. The difference between any actual payouts that may be negotiated and agreed, as compared to the carrying value of such noncontrolling interests, will be recorded as accretion and charged to contributed capital.

As of June 30, 2022, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 20 percent; IPS - 18 percent; Jazwares - 24 percent; W&W|AFCO Steel - 20 percent; and Concord - 15 percent.

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

2. Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of Alleghany’s consolidated financial instruments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$19,145.1	$19,145.1	$20,887.7	$20,887.7

Liabilities
Senior notes and other debt(2)	$2,339.6	$2,267.8	$2,847.2	$3,157.9

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

The following tables present Alleghany’s financial instruments at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of June 30, 2022
Equity securities:
Common stock	$2,863.0	$2.4	$—	$2,865.4
Preferred stock	—	2.7	1.3	4.0
Total equity securities	2,863.0	5.1	1.3	2,869.4
Debt securities:
U.S. Government obligations	—	1,538.5	—	1,538.5
Municipal bonds	—	2,626.8	—	2,626.8
Foreign government obligations	—	744.2	—	744.2
U.S. corporate bonds	—	2,538.3	618.9	3,157.2
Foreign corporate bonds	—	900.6	184.5	1,085.1
Mortgage and asset-backed securities:
Residential mortgage-backed securities (“RMBS”)(1)	—	1,667.2	1.5	1,668.7
Commercial mortgage-backed securities (“CMBS”)	—	925.7	—	925.7
Other asset-backed securities(2)	—	1,656.0	1,249.1	2,905.1
Total debt securities	—	12,597.3	2,054.0	14,651.3
Short-term investments	—	1,624.4	—	1,624.4
Total investments (excluding equity method investments and loans)	$2,863.0	$14,226.8	$2,055.3	$19,145.1
Senior notes and other debt	$—	$1,595.2	$672.6	$2,267.8

	Level 1	Level 2	Level 3	Total
	($ in millions)
As of December 31, 2021
Equity securities:
Common stock	$3,677.1	$2.1	$—	$3,679.2
Preferred stock	—	3.3	1.3	4.6
Total equity securities	3,677.1	5.4	1.3	3,683.8
Debt securities:
U.S. Government obligations	—	2,050.7	—	2,050.7
Municipal bonds	—	2,535.9	—	2,535.9
Foreign government obligations	—	854.9	—	854.9
U.S. corporate bonds	—	2,807.0	670.3	3,477.3
Foreign corporate bonds	—	1,049.7	177.2	1,226.9
Mortgage and asset-backed securities:
RMBS(1)	—	2,007.1	1.9	2,009.0
CMBS	—	905.9	—	905.9
Other asset-backed securities(2)	—	1,652.7	1,348.3	3,001.0
Total debt securities	—	13,863.9	2,197.7	16,061.6
Short-term investments	—	1,142.3	—	1,142.3
Total investments (excluding equity method investments and loans)	$3,677.1	$15,011.6	$2,199.0	$20,887.7
Senior notes and other debt	$—	$2,377.4	$780.5	$3,157.9

(1)
Primarily includes government agency pass-through securities guaranteed by a government agency or government sponsored enterprise, among other types of RMBS.
(2)
Includes $1,229.6 million and $1,320.4 million of collateralized loan obligations as of June 30, 2022 and December 31, 2021, respectively.

In the three and six months ended June 30, 2022, Alleghany did not transfer any financial instruments into Level 3.

In the three and six months ended June 30, 2022, Alleghany transferred out of Level 3 $35.4 million and $53.7 million, respectively, of financial instruments, principally due to an increase in observable inputs related to the valuation of such assets. Specifically, during the three and six months ended June 30, 2022, there was a decrease in the weight given to non-binding broker quotes and, as a result, there was a corresponding increase in quoted prices for similar assets in active markets. Of the $53.7 million of transfers, $45.1 related to other asset-backed securities, $4.3 million related to CMBS, $3.1 million related to foreign corporate bonds, and $1.2 million related to U.S. corporate bonds.

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

The following tables present reconciliations of the changes during the six months ended June 30, 2022 and 2021 in Level 3 assets measured at fair value:

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2022	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2022	$1.3	$670.3	$177.2	$1.9	$—	$1,348.3	$—	$2,199.0
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	(0.2)	(0.2)	—	—	(0.1)	—	(0.5)
Other comprehensive (loss)	—	(60.8)	(17.2)	(0.2)	—	(48.8)	—	(127.0)
Purchases	—	59.7	30.3	—	4.3	67.5	—	161.8
Sales	—	(0.6)	(0.3)	—	—	(42.4)	—	(43.3)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(48.3)	(2.2)	(0.2)	—	(30.3)	—	(81.0)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	(1.2)	(3.1)	—	(4.3)	(45.1)	—	(53.7)
Balance as of June 30, 2022	$1.3	$618.9	$184.5	$1.5	$—	$1,249.1	$—	$2,055.3

		Debt Securities
				Mortgage and asset-backed
Six Months Ended June 30, 2021	Preferred Stock	U.S. Corporate Bonds	Foreign Corporate Bonds	RMBS	CMBS	Other Asset- backed Securities	Other Invested Assets(1)	Total
	($ in millions)
Balance as of January 1, 2021	$1.3	$631.6	$189.5	$2.5	$5.8	$902.7	$0.3	$1,733.7
Net realized/unrealized gains (losses) included in:
Net earnings(2)	—	0.2	(0.1)	—	—	0.3	0.1	0.5
Other comprehensive income (loss)	—	(11.4)	(3.0)	—	—	9.4	—	(5.0)
Purchases	—	46.4	2.0	—	—	693.5	—	741.9
Sales	—	—	—	—	—	(0.1)	(0.4)	(0.5)
Issuances	—	—	—	—	—	—	—	—
Settlements	—	(44.6)	(2.4)	(0.3)	—	(188.1)	—	(235.4)
Transfers into Level 3	—	—	—	—	—	5.8	—	5.8
Transfers out of Level 3	—	(0.6)	—	—	(5.8)	(29.0)	—	(35.4)
Balance as of June 30, 2021	$1.3	$621.6	$186.0	$2.2	$—	$1,394.5	$—	$2,205.6

(1)
Includes partnership and non-marketable equity investments accounted for at fair value.
(2)
There were minimal or no credit losses recorded in net earnings related to Level 3 instruments still held as of June 30, 2022 and 2021.

With respect to changes in Level 3 liabilities during the six months ended June 30, 2022, the decrease in senior notes and other debt reflects decreased borrowings at Alleghany Capital subsidiaries due to a reduction in working capital needs.

Although Alleghany is responsible for the determination of the fair value of Alleghany’s financial assets and the supporting methodologies and assumptions, it employs third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When those providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting a quote, which is generally non-binding, from brokers who are knowledgeable about these securities or by employing widely accepted valuation models. As of June 30, 2022 and December 31, 2021, the fair value for the vast majority of debt securities included in Level 3 was provided by such third-party valuation service providers, and as such, valuation details on these securities are generally not available to Alleghany.

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

3. Investments

(a) Unrealized Gains and Losses

The following tables present the amortized cost and the fair value of AFS securities as of June 30, 2022 and December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of June 30, 2022
Debt securities:
U.S. Government obligations	$1,637.2	$0.7	$(99.4)	$—	$1,538.5
Municipal bonds	2,764.1	13.9	(151.2)	—	2,626.8
Foreign government obligations	790.3	0.2	(46.3)	—	744.2
U.S. corporate bonds	3,414.6	6.7	(256.6)	(7.5)	3,157.2
Foreign corporate bonds	1,180.1	0.2	(94.0)	(1.2)	1,085.1
Mortgage and asset-backed securities:
RMBS	1,837.3	3.9	(172.5)	—	1,668.7
CMBS	980.9	0.1	(55.3)	—	925.7
Other asset-backed securities(1)	3,090.0	0.8	(185.7)	—	2,905.1
Total debt securities	15,694.5	26.5	(1,061.0)	(8.7)	14,651.3
Short-term investments	1,624.4	—	—	—	1,624.4
Total investments	$17,318.9	$26.5	$(1,061.0)	$(8.7)	$16,275.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	($ in millions)
As of December 31, 2021
Debt securities:
U.S. Government obligations	$2,039.7	$27.9	$(16.9)	$—	$2,050.7
Municipal bonds	2,412.7	127.3	(4.1)	—	2,535.9
Foreign government obligations	850.8	12.0	(7.9)	—	854.9
U.S. corporate bonds	3,336.9	159.2	(18.3)	(0.5)	3,477.3
Foreign corporate bonds	1,216.6	19.9	(9.6)	—	1,226.9
Mortgage and asset-backed securities:
RMBS	1,993.6	37.2	(21.8)	—	2,009.0
CMBS	879.8	28.3	(2.2)	—	905.9
Other asset-backed securities(1)	2,997.0	22.0	(18.0)	—	3,001.0
Total debt securities	15,727.1	433.8	(98.8)	(0.5)	16,061.6
Short-term investments	1,142.3	—	—	—	1,142.3
Total investments	$16,869.4	$433.8	$(98.8)	$(0.5)	$17,203.9

(1)
Includes $1,229.6 million and $1,320.4 million of collateralized loan obligations as of June 30, 2022 and December 31, 2021, respectively.

(b) Contractual Maturity

The following table presents the amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2022. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in millions)
As of June 30, 2022
Short-term investments due in one year or less	$1,624.4	$1,624.4
Mortgage and asset-backed securities(1)	5,908.2	5,499.5
Debt securities with maturity dates:
One year or less	624.0	617.5
Over one through five years	3,512.8	3,369.9
Over five through ten years	2,976.1	2,713.7
Over ten years	2,673.4	2,450.7
Total debt securities	$15,694.5	$14,651.3

(1)
Mortgage and asset-backed securities by their nature do not generally have single maturity dates.

(c) Net Investment Income

The following table presents net investment income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Interest income	$109.0	$99.0	$209.3	$199.0
Dividend income	12.8	29.9	25.5	46.6
Investment expenses	(7.4)	(6.9)	(14.7)	(12.9)
Partnerships and other investment results	(8.9)	4.9	(1.2)	47.7
Total	$105.5	$126.9	$218.9	$280.4

As of June 30, 2022, non-income producing invested assets were immaterial.

(d) Change in the Fair Value of Equity Securities

The proceeds from sales of equity securities were $0.1 billion and $0.1 billion for the three months ended June 30, 2022 and 2021, respectively, and $0.3 billion and $0.4 billion for the six months ended June 30, 2022 and 2021, respectively.

The following table presents changes in the fair value of equity securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Change in the fair value of equity securities sold during the period	$(2.5)	$11.1	$(20.7)	$7.9
Change in the fair value of equity securities held at the end of the period	(497.7)	192.8	(618.3)	308.7
Change in the fair value of equity securities	$(500.2)	$203.9	$(639.0)	$316.6

(e) Realized Gains and Losses

The proceeds from sales of debt securities were $0.2 billion and $1.2 billion for the three months ended June 30, 2022 and 2021, respectively, and $1.0 billion and $2.4 billion for the six months ended June 30, 2022 and 2021, respectively.

Realized capital gains for the three and six months ended June 30, 2022 and 2021 primarily reflect the sale of debt securities and certain foreign exchange impacts. The following table presents amounts of gross realized capital gains and gross realized capital losses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Gross realized capital gains	$15.6	$21.3	$26.9	$42.3
Gross realized capital losses	(4.5)	(8.4)	(25.7)	(16.4)
Net realized capital gains	$11.1	$12.9	$1.2	$25.9

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

If Alleghany intends to sell, or it is more likely than not that Alleghany will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as a credit loss in earnings. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, Alleghany will consider a debt security to be impaired when it believes it to be probable that Alleghany will not be able to collect the entire amortized cost basis. For debt securities in an unrealized loss position that are being evaluated for potential impairment as of the end of each quarter, Alleghany develops a best estimate of the present value of expected cash flows. If the results of the cash flow analysis indicate that Alleghany will not recover the full amount of its amortized cost basis in the debt security, Alleghany records a credit loss in earnings equal to the difference between the present value of expected cash flows and the amortized cost basis of the debt security. If applicable, the difference between the total unrealized loss position on the debt security and the total loss recognized in earnings is the non-credit related portion, which is recorded as a component of other comprehensive income.

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

Change in allowance for credit losses on AFS securities in the first six months of 2022 reflects $8.2 million unrealized losses primarily on certain corporate bonds that experienced a decline in creditworthiness and for which Alleghany lacked the intent to hold such bonds for a period of time sufficient to allow for an anticipated recovery. Of the $8.2 million of change in allowance for credit losses on AFS securities, $7.6 million were incurred in the second quarter of 2022.

Change in allowance for credit losses on AFS securities in the first six months of 2021 primarily reflects a $2.2 million reduction of credit losses on AFS securities primarily from the sale of debt securities. Of the $2.2 million of change in allowance for credit losses on AFS securities, $0.2 million were incurred in the second quarter of 2021.

The following table presents a rollforward of Alleghany’s allowance for credit losses on AFS securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Allowance for Credit Losses
Beginning balance	$1.1	$0.6	$0.5	$2.6
Provision for credit losses	7.6	(0.2)	8.2	(2.2)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$8.7	$0.4	$8.7	$0.4

The gross unrealized investment losses for debt securities as of June 30, 2022 were deemed to be temporary, based on, among other factors: (i) the relative magnitude to which the fair value of these investments had been below cost were not indicative of a credit loss; (ii) the absence of compelling evidence that would cause Alleghany to call into question the financial condition or near-term business prospects of the issuer of the security; and (iii) Alleghany’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

Alleghany’s methodology for assessing credit losses contains inherent risks and uncertainties which could include, but are not limited to, incorrect assumptions about financial condition, liquidity or future prospects, inadequacy of any underlying collateral and unfavorable changes in economic conditions or social trends, interest rates or credit ratings.

Alleghany’s consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of Alleghany’s debt securities portfolio as of June 30, 2022 and December 31, 2021, was AA-. Although a portion of Alleghany’s debt securities, which consists predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities’ credit quality rating as of June 30, 2022.

The following table presents the ratings of Alleghany’s debt securities as of June 30, 2022:

	Ratings as of June 30, 2022
	AAA / Aaa	AA / Aa	A	BBB / Baa	Below BBB / Baa or Not Rated(1)	Total
	($ in millions)
U.S. Government obligations	$1.3	$1,537.2	$—	$—	$—	$1,538.5
Municipal bonds	293.2	1,759.1	490.3	76.3	7.9	2,626.8
Foreign government obligations	325.5	345.7	72.0	1.0	—	744.2
U.S. corporate bonds	12.9	142.4	1,437.5	1,249.1	315.3	3,157.2
Foreign corporate bonds	142.6	59.5	514.0	336.6	32.4	1,085.1
Mortgage and asset-backed securities:
RMBS	5.3	1,657.5	0.4	0.7	4.8	1,668.7
CMBS	373.8	352.3	169.7	29.8	0.1	925.7
Other asset-backed securities	1,383.9	611.6	454.7	389.9	65.0	2,905.1
Total debt securities	$2,538.5	$6,465.3	$3,138.6	$2,083.4	$425.5	$14,651.3
Percentage of debt securities, before allowance for credit losses	17.3%	44.1%	21.5%	14.2%	2.9%	100.0%

(1)
Consists of $124.4 million of securities rated BB / Ba, $173.7 million of securities rated B, $21.2 million of securities rated CCC, $0.5 million of securities rated CC, $2.9 million of securities rated below CC and $102.8 million of not rated securities.

(g) Aging of Gross Unrealized Losses

The following tables present gross unrealized losses and related fair values for Alleghany’s AFS securities before an allowance for credit losses, grouped by duration of time in a continuous unrealized loss position, as of June 30, 2022 and December 31, 2021:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of June 30, 2022
Debt securities:
U.S. Government obligations	$1,285.4	$82.8	$240.7	$16.6	$1,526.1	$99.4
Municipal bonds	1,543.9	146.8	24.0	4.4	1,567.9	151.2
Foreign government obligations	572.4	31.3	130.2	15.0	702.6	46.3
U.S. corporate bonds	2,569.2	208.8	187.9	47.8	2,757.1	256.6
Foreign corporate bonds	914.6	78.1	102.4	15.9	1,017.0	94.0
Mortgage and asset-backed securities:
RMBS	1,137.1	92.9	506.8	79.6	1,643.9	172.5
CMBS	853.8	51.1	33.8	4.2	887.6	55.3
Other asset-backed securities	2,210.9	148.6	618.5	37.1	2,829.4	185.7
Total temporarily impaired securities	$11,087.3	$840.4	$1,844.3	$220.6	$12,931.6	$1,061.0

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in millions)
As of December 31, 2021
Debt securities:
U.S. Government obligations	$1,196.3	$11.1	$122.1	$5.8	$1,318.4	$16.9
Municipal bonds	267.3	4.0	2.8	0.1	270.1	4.1
Foreign government obligations	350.0	5.3	73.2	2.6	423.2	7.9
U.S. corporate bonds	814.2	12.4	79.3	5.9	893.5	18.3
Foreign corporate bonds	460.6	8.3	34.6	1.3	495.2	9.6
Mortgage and asset-backed securities:
RMBS	1,072.8	20.5	50.7	1.3	1,123.5	21.8
CMBS	197.8	0.6	40.9	1.6	238.7	2.2
Other asset-backed securities	1,609.9	13.2	291.5	4.8	1,901.4	18.0
Total temporarily impaired securities	$5,968.9	$75.4	$695.1	$23.4	$6,664.0	$98.8

As of June 30, 2022, Alleghany held a total of 4,159, debt securities that were in an unrealized loss position, of which 522 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these debt securities consisted of losses related primarily to RMBS, U.S. corporate bonds and other asset-backed securities.

(h) Investments in Certain Other Invested Assets

In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings Limited (“Pillar Holdings”), a Bermuda- based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings (the “Funds”). The objective of the Funds is to create portfolios with attractive risk-reward characteristics and low correlation with other asset classes, using the extensive reinsurance and capital market experience of the principals of Pillar Holdings. Alleghany has concluded that both Pillar Holdings and the Funds (collectively, the “Pillar Investments”) represent variable interest entities and that Alleghany is not the primary beneficiary, as it does not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. Alleghany’s potential maximum loss in the Pillar Investments is limited to its cumulative net investment. As of June 30, 2022 and December 31, 2021, Alleghany’s carrying value in the Pillar Investments, as determined under the equity method of accounting, was $158.8 million and $156.4 million, respectively, which is reported as a component of other invested assets and is net of returns of capital received from the Pillar Investments.

(i) Investments in Commercial Mortgage Loans

As of June 30, 2022 and December 31, 2021, the carrying value of Alleghany’s commercial mortgage loan portfolio was $451.4 million and $475.9 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. The estimated fair value of the commercial mortgage loan portfolio approximated carrying value as of June 30, 2022 and December 31, 2021. The commercial mortgage loan portfolio consists primarily of first mortgages on commercial properties in major metropolitan areas in the U.S. The loans earn interest at fixed- and floating-rates, and mature in two to ten years from loan origination. As of June 30, 2022, the vast majority of loans in Alleghany’s portfolio were originated in the 2016 through 2019 years.

The principal amounts of the loans were no more than approximately two-thirds of the property’s appraised value at the time the loans were made and the estimated fair value of underlying collateral was approximately double that of the commercial mortgage loan portfolio carrying value as of June 30, 2022. Fair value estimates of underlying collateral are updated on a rolling basis at least annually, with a portion of the portfolio updated each quarter. As of June 30, 2022, there was no loan in default or in arrears.

The following table presents a rollforward of Alleghany’s allowance for credit losses on commercial mortgage loans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Allowance for Credit Losses
Beginning balance	$0.4	$1.6	$0.2	$1.4
Provision for credit losses	0.7	(1.0)	0.9	(0.8)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$1.1	$0.6	$1.1	$0.6

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

TransRe enters into various retrocession arrangements, including property catastrophe retrocession contracts, to manage the effects of individual or aggregate exposure to losses, reduce volatility in specific lines of business, improve risk-adjusted portfolio returns, strengthen its market position and enhance capital efficiency. These include excess-of-loss and quota share treaties in both traditional rated and collateralized form as well as catastrophe bonds. TransRe’s retrocession protections generally have a one-year term and renewal dates occur throughout the year, with the majority renewing at January 1. The catastrophe bonds, however, have a three- or four-year term, with maturities in 2023 and 2025.

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

(b) Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the loss and loss adjustment expense (“LAE”) liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables, and are recorded after an allowance for credit losses. Such balances as of June 30, 2022 and December 31, 2021 are presented in the table below:

	As of June 30,	As of December 31,
	2022	2021
	($ in millions)
Reinsurance recoverables on paid losses	$128.5	$173.1
Ceded outstanding loss and LAE	2,038.8	2,026.1
Reinsurance recoverables, before allowance for credit losses	2,167.3	2,199.2
Allowance for credit losses	(5.9)	(3.2)
Total	$2,161.4	$2,196.0

The following table presents information regarding concentration of Alleghany’s reinsurance recoverables and the ratings profile of Alleghany's reinsurers as of June 30, 2022:

Reinsurer(1)	Rating(2)	Amount	Percentage
	($ in millions)
PartnerRe Ltd	A+ (Superior)	$176.2	8.1%
Syndicates at Lloyd's of London	A (Excellent)	160.2	7.4%
Kane SAC Ltd, Rondout Segregated Account(3)	not rated	137.4	6.3%
Fairfax Financial Holdings Ltd	A (Excellent)	136.4	6.3%
RenaissanceRe Holdings Ltd	A+ (Superior)	130.3	6.0%
Swiss Reinsurance Company	A+ (Superior)	99.1	4.6%
Integral Reinsurance Ltd.(3)	not rated	89.6	4.1%
Chubb Ltd.	A++ (Superior)	84.8	3.9%
Stone Ridge Holding Group(3)	not rated	78.4	3.6%
W.R. Berkley Corporation	A+ (Superior)	78.0	3.6%
All other reinsurers		996.9	46.1%
Total reinsurance recoverables, before allowance for credit losses(4)		$2,167.3	100.0%
Allowance for credit losses		(5.9)
Total		$2,161.4
Secured reinsurance recoverables(3)		$940.3	43.4%

(1)
Reinsurance recoverables reflect amounts due from one or more reinsurance subsidiaries of the listed company.
(2)
Represents the A.M. Best Company, Inc. financial strength rating for the applicable reinsurance subsidiary or subsidiaries from which the reinsurance recoverable is due.
(3)
Represents reinsurance recoverables secured by funds held, trust agreements or letters of credit.
(4)
Approximately 68 percent of Alleghany’s reinsurance recoverables balance as of June 30, 2022 was due from reinsurers having an A.M. Best Company, Inc. financial strength rating of A (Excellent) or higher, with a majority of the other reinsurance recoverables being secured by funds held, trust agreements or letters of credit.

The following table presents a rollforward of Alleghany’s allowance for credit losses on reinsurance recoverables for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Allowance for Credit Losses
Beginning balance	$2.7	$6.0	$3.2	$7.9
Provision for credit losses	3.2	(3.4)	2.7	(5.3)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$5.9	$2.6	$5.9	$2.6

5. Liability for Loss and LAE

(a) Liability Rollforward

The following table presents the activity in the liability for loss and LAE for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	($ in millions)
Reserves as of January 1	$14,357.6	$12,970.6
Less: reinsurance recoverables(1)	2,026.1	1,703.7
Net reserves as of January 1	12,331.5	11,266.9

Other adjustments	(1.1)	0.1

Incurred loss and LAE, net of reinsurance, related to:
Current year	2,082.6	2,340.8
Prior years	(101.7)	(141.5)
Total incurred loss and LAE, net of reinsurance	1,980.9	2,199.3

Paid loss and LAE, net of reinsurance, related to:(2)
Current year	200.0	298.0
Prior years	1,653.1	1,484.3
Total paid loss and LAE, net of reinsurance	1,853.1	1,782.3

Foreign currency exchange rate effect	(103.3)	63.1

Net reserves as of June 30	12,354.9	11,747.1
Reinsurance recoverables as of June 30(1)	2,038.8	1,757.4
Reserves as of June 30	$14,393.7	$13,504.5

(1)
Reinsurance recoverables in this table include only ceded loss and LAE reserves.
(2)
Includes paid losses and LAE, net of reinsurance, related to commutations.

Gross loss and LAE reserves as of June 30, 2022 approximated gross loss and LAE as of December 31, 2021, primarily reflecting catastrophe and non-catastrophe losses incurred in the first six months of 2022, offset by payments on catastrophe losses incurred in prior years, and net favorable prior accident year loss reserve development.

(b) Liability Development

The following table presents the (favorable) unfavorable prior accident year loss reserve development, including from the Pandemic (defined in Note 9(a)), for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	($ in millions)
Reinsurance Segment
Property:
Catastrophe events (excluding Pandemic)	$(27.7)	(1)	$1.4	(2)	$(30.1)	(1)	$(3.0)	(3)
Pandemic	(5.4)		17.8		(9.7)		47.6
Non-catastrophe	(11.5)	(4)	(23.0)	(5)	(23.9)	(4)	(34.6)	(5)
Total	(44.6)		(3.8)		(63.7)		10.0
Casualty & specialty:
Catastrophe events (excluding Pandemic)	5.3		0.1		3.6		(1.2)
Pandemic	0.6		(18.5)		1.5		(30.3)
Non-catastrophe	(30.4)	(6)	(54.2)	(7)	(60.4)	(6)	(108.3)	(8)
Total	(24.5)		(72.6)		(55.3)		(139.8)
Total Reinsurance Segment	(69.1)		(76.4)		(119.0)		(129.8)

Insurance Segment
RSUI:
Casualty	10.7	(9)	(2.6)	(10)	8.9	(9)	(3.7)	(10)
Property and other	2.8	(11)	(6.7)	(12)	(1.7)	(13)	(8.3)	(12)
Total	13.5		(9.3)		7.2		(12.0)
CapSpecialty	7.2	(14)	0.2	(15)	10.1	(14)	0.3	(15)
Total incurred related to prior years	$(48.4)		$(85.5)		$(101.7)		$(141.5)

(1)
Primarily reflects favorable prior accident year loss reserve development related to Hurricane Ida in the 2021 accident year.
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
(4)
Primarily reflects favorable prior accident year loss reserve development in the 2018 through 2021 accident years.
(5)
Primarily reflects favorable prior accident year loss reserve development related to the 2019 and 2020 accident years.
(6)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2014 and prior accident years and shorter-tailed lines of business in the 2019 through 2020 accident years, partially offset by unfavorable prior accident year development in the longer-tailed lines of business in the 2016 through 2018 accident years.
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
(9)
Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2016 accident year and the general liability lines of business in the 2021 accident year.
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
(11)
Primarily reflects unfavorable prior accident year loss reserve development in non-catastrophe property losses in recent accident years, partially offset by favorable prior accident year loss reserve development related to catastrophe losses in the 2021 accident year.
(12)
Primarily reflects favorable prior accident year loss reserve development related to losses not classified as catastrophes in recent accident years and, to a lesser extent, catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.
(13)
Primarily reflects favorable prior accident year loss reserve development related to catastrophe losses in the 2021 accident year, partially offset by unfavorable prior accident year loss reserve development in non-catastrophe property losses in recent accident years.
(14)
Primarily reflects unfavorable prior accident year loss reserve development in several casualty liability lines of business in the 2014 through 2019 accident years.
(15)
Primarily reflects unfavorable prior accident year loss reserve development related to several casualty lines of business.

6. Income Taxes

The effective tax rate on losses before income taxes for the first six months of 2022 was 10.1 percent compared with 19.7 percent for the first six months of 2021. The lower effective tax rate in the first six months of 2022 primarily reflects significantly lower earnings before income taxes and the resulting increase from the impact of permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis.

Alleghany believes that, as of June 30, 2022, it had no material uncertain tax positions. Interest and penalties related to unrecognized tax expenses (benefits) are recognized in income tax expense, when applicable. There were no material liabilities for interest or penalties accrued as of June 30, 2022.

7. Stockholders’ Equity

(a) Common Stock Repurchases

In September 2019, the Alleghany Board of Directors authorized, upon the completion of a previously announced program, the repurchase of shares of Common Stock, at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. Upon the public announcement of the Merger Agreement, repurchases of shares of Common Stock ceased. As of June 30, 2022, Alleghany had $45.9 million remaining under its share repurchase authorizations.

The following table presents the shares of Common Stock that Alleghany repurchased in the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased	—	52,716	144,864	155,741
Cost of shares repurchased (in millions)	$—	$35.9	$96.0	$99.1
Average price per share repurchased	$—	$681.49	$662.60	$636.42

(b) Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of the changes during the six months ended June 30, 2022 and 2021 in accumulated other comprehensive income (loss) attributable to Alleghany stockholders:

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2022	$259.1	$(103.7)	$(13.6)	$141.8
Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income before reclassifications	(1,085.6)	(26.2)	0.2	(1,111.6)
Reclassifications from accumulated other comprehensive income	5.5	—	—	5.5
Total	(1,080.1)	(26.2)	0.2	(1,106.1)
Balance as of June 30, 2022	$(821.0)	$(129.9)	$(13.4)	$(964.3)

	Unrealized Appreciation of Investments	Unrealized Currency Translation Adjustment	Retirement Plans	Total
	($ in millions)
Balance as of January 1, 2021	$564.9	$(99.4)	$(13.1)	$452.4
Other comprehensive income (loss), net of tax:
Other comprehensive (loss) income before reclassifications	(126.4)	0.2	(0.8)	(127.0)
Reclassifications from accumulated other comprehensive income	(22.2)	—	—	(22.2)
Total	(148.6)	0.2	(0.8)	(149.2)
Balance as of June 30, 2021	$416.3	$(99.2)	$(13.9)	$303.2

The following table presents unrealized appreciation of investment reclassifications out of accumulated other comprehensive income or loss attributable to Alleghany stockholders during the three and six months ended June 30, 2022 and 2021:

Accumulated Other		Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income Component	Line in Consolidated Statement of Earnings	2022	2021	2022	2021
		($ in millions)
Unrealized appreciation of investments:	Net realized capital gains	$(11.1)	$(12.9)	$(1.2)	$(25.9)
	Change in allowance for credit losses on available for sale securities	7.6	(0.2)	8.2	(2.2)
	Income taxes	0.7	2.7	(1.5)	5.9
Total reclassifications:	Net losses (earnings)	$(2.8)	$(10.4)	$5.5	$(22.2)

8. Earnings Per Share of Common Stock

The following table presents a reconciliation of the earnings and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions, except share amounts)
Net (losses) earnings available to Alleghany stockholders	$(171.6)	$403.7	$(45.9)	$633.7
Effect of dilutive securities	—	—	—	—
Income available to common stockholders for diluted earnings per share	$(171.6)	$403.7	$(45.9)	$633.7

Weighted average common shares outstanding applicable to basic earnings per share	13,455,198	13,919,489	13,488,993	13,954,449
Effect of dilutive securities	—	—	—	—
Adjusted weighted average common shares outstanding applicable to diluted earnings per share	13,455,198	13,919,489	13,488,993	13,954,449

Contingently issuable shares(1)			54,612	59,972

(1)
Contingently issuable shares were potentially available in the periods presented, but were not included in the diluted earnings per share computations because the impact was anti-dilutive to the earnings per share calculation.

9. Commitments and Contingencies

(a) The Pandemic

The COVID-19 global pandemic (the “Pandemic”) has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. Although widespread vaccine rollouts have occurred in the U.S. starting in early 2021 and are continuing, new variants of the virus have emerged. Alleghany cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact its results of operations, financial position and cash flows, or those of its subsidiaries. Adverse impacts from the Pandemic in future periods may include realized and unrealized losses in Alleghany’s investment portfolio and receivables, increased underwriting losses at its reinsurance and insurance segments, and impairment losses on certain subsidiary goodwill and intangible assets.

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

(d) Hotel Development Commitments

Commencing in 2020, Alleghany Capital invested in certain hotel development projects. As of June 30, 2022, Alleghany Capital has invested $5.3 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which Alleghany is not the primary beneficiary. As of June 30, 2022 Alleghany guaranteed up to $5.3 million of debt of these entities to certain third-party lenders, for which Alleghany receives a fee.

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

On October 14, 2021, IPS acquired the outstanding equity of Anchorbuoy Limited (with its subsidiaries, referred to as
“Linesight”), for approximately $262.5 million U.S. dollar-equivalent, consisting of: (i) $98.6 million of cash from IPS (which includes a $97.4 million contribution from Alleghany); (ii) the issuance of certain noncontrolling interests in IPS, which were valued at $38.8 million and which increased the aggregate noncontrolling interests in IPS from approximately 15 percent to approximately 18 percent; and (iii) $125.1 million of U.S. dollar-equivalent incremental debt, which is denominated in Euro. In connection with the acquisition, Alleghany completed the process of determining the fair value of acquired assets and liabilities in the second quarter of 2022, and recorded $102.1 million of goodwill, $124.7 million of finite-lived intangible assets related to customer relationships and $14.7 million of indefinite-lived intangible assets related to trade names and trademarks.

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

(b) Results

The following tables present segment results for Alleghany’s three reportable segments and for corporate activities for the three and six months ended June 30, 2022 and 2021:

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2022	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$380.3	$1,049.1	$1,429.4	$686.8	$131.6	$818.4	$2,247.8	$—	$2,247.8	$(9.8)	$2,238.0
Net premiums written	286.4	993.9	1,280.3	441.8	107.9	549.7	1,830.0	—	1,830.0	—	1,830.0
Net premiums earned	305.8	953.3	1,259.1	360.4	95.7	456.1	1,715.2	—	1,715.2	—	1,715.2
Net loss and LAE	177.4	596.2	773.6	202.4	63.1	265.5	1,039.1	—	1,039.1	—	1,039.1
Commissions, brokerage and other underwriting expenses	92.2	304.9	397.1	76.3	37.5	113.8	510.9	—	510.9	—	510.9
Underwriting profit (loss)(2)	$36.2	$52.2	$88.4	$81.7	$(4.9)	$76.8	165.2	—	165.2	—	165.2
Net investment income							117.8	(0.1)	117.7	(12.2)	105.5
Change in the fair value of equity securities							(405.1)	—	(405.1)	(95.1)	(500.2)
Net realized capital gains							3.0	8.1	11.1	—	11.1
Change in allowance for credit losses on available for sale securities							(7.6)	—	(7.6)	—	(7.6)
Product and service revenues							6.6	1,262.3	1,268.9	4.0	1,272.9
Other operating expenses							11.1	1,138.4	1,149.5	0.6	1,150.1
Corporate administration							—	—	—	17.3	17.3
Amortization of intangible assets							0.3	14.6	14.9	—	14.9
Interest expense							6.7	5.3	12.0	16.5	28.5
(Losses) earnings before income taxes							$(138.2)	$112.0	$(26.2)	$(137.7)	$(163.9)

	Reinsurance Segment			Insurance Segment
Three Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$505.4	$1,041.1	$1,546.5	$557.6	$123.4	$681.0	$2,227.5	$—	$2,227.5	$(7.6)	$2,219.9
Net premiums written	419.9	989.2	1,409.1	363.7	105.4	469.1	1,878.2	—	1,878.2	—	1,878.2
Net premiums earned	438.9	954.3	1,393.2	296.3	94.9	391.2	1,784.4	—	1,784.4	—	1,784.4
Net loss and LAE	273.7	570.0	843.7	186.9	56.6	243.5	1,087.2	—	1,087.2	—	1,087.2
Commissions, brokerage and other underwriting expenses	123.7	301.6	425.3	60.6	37.6	98.2	523.5	—	523.5	—	523.5
Underwriting profit(2)	$41.5	$82.7	$124.2	$48.8	$0.7	$49.5	173.7	—	173.7	—	173.7
Net investment income							136.6	—	136.6	(9.7)	126.9
Change in the fair value of equity securities							169.5	—	169.5	34.4	203.9
Net realized capital gains							12.8	0.2	13.0	(0.1)	12.9
Change in allowance for credit losses on available for sale securities							0.2	—	0.2	—	0.2
Product and service revenues							11.1	789.2	800.3	0.1	800.4
Other operating expenses							15.1	724.1	739.2	0.3	739.5
Corporate administration							0.4	—	0.4	19.8	20.2
Amortization of intangible assets							0.8	11.6	12.4	—	12.4
Interest expense							6.7	3.7	10.4	13.6	24.0
Earnings (losses) before income taxes							$480.9	$50.0	$530.9	$(9.0)	$521.9

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2022	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$834.7	$2,123.0	$2,957.7	$1,204.3	$243.7	$1,448.0	$4,405.7	$—	$4,405.7	$(20.7)	$4,385.0
Net premiums written	633.0	2,005.3	2,638.3	783.8	200.7	984.5	3,622.8	—	3,622.8	—	3,622.8
Net premiums earned	597.3	1,824.6	2,421.9	706.8	191.9	898.7	3,320.6	—	3,320.6	—	3,320.6
Net loss and LAE	339.5	1,157.1	1,496.6	361.8	122.5	484.3	1,980.9	—	1,980.9	—	1,980.9
Commissions, brokerage and other underwriting expenses	178.9	586.5	765.4	148.5	74.2	222.7	988.1	—	988.1	—	988.1
Underwriting profit (loss)(2)	$78.9	$81.0	$159.9	$196.5	$(4.8)	$191.7	351.6	—	351.6	—	351.6
Net investment income							226.1	—	226.1	(7.2)	218.9
Change in the fair value of equity securities							(559.2)	—	(559.2)	(79.8)	(639.0)
Net realized capital gains							(12.9)	14.2	1.3	(0.1)	1.2
Change in allowance for credit losses on available for sale securities							(8.2)	—	(8.2)	—	(8.2)
Product and service revenues							14.7	2,383.6	2,398.3	23.8	2,422.1
Other operating expenses							24.6	2,151.7	2,176.3	2.5	2,178.8
Corporate administration							—	—	—	28.0	28.0
Amortization of intangible assets							0.7	28.3	29.0	—	29.0
Interest expense							13.5	11.0	24.5	36.2	60.7
(Losses) earnings before income taxes							$(26.7)	$206.8	$180.1	$(130.0)	$50.1

	Reinsurance Segment			Insurance Segment
Six Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total	RSUI	Cap Specialty	Total	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,070.7	$2,014.0	$3,084.7	$978.4	$225.7	$1,204.1	$4,288.8	$—	$4,288.8	$(18.6)	$4,270.2
Net premiums written	878.9	1,925.1	2,804.0	636.2	192.8	829.0	3,633.0	—	3,633.0	—	3,633.0
Net premiums earned	810.2	1,812.8	2,623.0	579.9	186.2	766.1	3,389.1	—	3,389.1	—	3,389.1
Net loss and LAE	597.2	1,095.5	1,692.7	395.1	111.5	506.6	2,199.3	—	2,199.3	—	2,199.3
Commissions, brokerage and other underwriting expenses	232.9	568.3	801.2	124.7	73.6	198.3	999.5	—	999.5	—	999.5
Underwriting (loss) profit(2)	$(19.9)	$149.0	$129.1	$60.1	$1.1	$61.2	190.3	—	190.3	—	190.3
Net investment income							259.7	—	259.7	20.7	280.4
Change in the fair value of equity securities							254.8	—	254.8	61.8	316.6
Net realized capital gains							23.3	1.2	24.5	1.4	25.9
Change in allowance for credit losses on available for sale securities							2.1	—	2.1	0.1	2.2
Product and service revenues							19.7	1,548.4	1,568.1	0.2	1,568.3
Other operating expenses							29.5	1,433.4	1,462.9	0.6	1,463.5
Corporate administration							(0.2)	—	(0.2)	29.9	29.7
Amortization of intangible assets							1.0	22.9	23.9	—	23.9
Interest expense							13.4	7.5	20.9	26.9	47.8
Earnings before income taxes							$706.2	$85.8	$792.0	$26.8	$818.8

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

(c) Identifiable Assets and Equity

The following table presents identifiable assets, the portion of identifiable assets related to cash and invested assets and equity attributable to Alleghany for Alleghany’s reportable segments and for corporate activities as of June 30, 2022:

	Identifiable Assets	Invested Assets and Cash	Equity Attributable to Alleghany
	($ in millions)
Reinsurance segment	$18,104.6	$14,073.0	$4,402.5
Insurance segment	8,480.5	5,860.2	2,504.6
Subtotal	26,585.1	19,933.2	6,907.1
Alleghany Capital	3,536.3	228.9	1,368.2
Total segments	30,121.4	20,162.1	8,275.3
Corporate activities	886.5	914.2	(368.6)
Consolidated	$31,007.9	$21,076.3	$7,906.7

(d) Alleghany Capital Product and Service Revenues

For Alleghany Capital’s industrial and consumer & services operations, product and service revenues consist of the sale of manufactured goods and services. The following table presents product and service revenues for the Alleghany Capital segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Industrial(1)	$508.6	$407.2	$970.1	$811.7
Consumer & services(2)	753.7	382.0	1,413.5	736.7
Alleghany Capital	$1,262.3	$789.2	$2,383.6	$1,548.4

(1)
For the three and six months ended June 30, 2022 and 2021, the vast majority of industrial product and service revenues were recognized as goods and services transferred to customers over time.
(2)
For the three and six months ended June 30, 2022, approximately 55 percent and 57 percent, respectively, of consumer & services product and service revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time. For the three and six months ended June 30, 2021, approximately 55 percent and 59 percent, respectively, of consumer & services product and service revenues were recognized as services transferred to customers over time, with the remainder recognized as goods transferred at a point in time.
11. Debt

(a) Senior Notes

On June 26, 2012, Alleghany completed a public offering of $400.0 million aggregate principal amount of its 4.95% senior notes due June 27, 2022 (the “2022 Senior Notes”). The 2022 Senior Notes were unsecured and unsubordinated general obligations of Alleghany. Interest on the 2022 Senior Notes was payable semi-annually on June 27 and December 27 of each year. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million and an effective yield of approximately 5.05 percent.

On June 27, 2022, Alleghany repaid at maturity all of its outstanding 2022 Senior Notes for the aggregate principal amount of $400.0 million.

See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on the 2022 Senior Notes and Alleghany's outstanding senior notes.

(b) Alleghany Capital Operating Subsidiaries

The debt associated with Alleghany Capital’s operating subsidiaries totaled $672.6 million and $780.5 million as of June 30, 2022 and December 31, 2021, respectively, and is generally used to support working capital needs and to help finance acquisitions. As of June 30, 2022, the $672.6 million includes:

•
$221.0 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its recent acquisitions;
•
$171.6 million of borrowings by IPS under its available credit facility and term loans, including U.S. dollar-equivalent Euro-based borrowings incurred from its acquisition of Linesight in 2021;
•
$92.9 million of borrowings by W&W|AFCO Steel under its available credit facilities;
•
$78.7 million of borrowings by Wilbert under its available credit facility and term loans;
•
$53.8 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its recent acquisitions and borrowings under its available credit facilities;
•
$30.9 million at Piedmont primarily related to borrowings to finance the acquisition of WPS in May 2021; and
•
$23.7 million of term loans at PCT primarily related to borrowings to finance recent acquisitions.

None of the above liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

12. Credit Agreement

On July 31, 2017, Alleghany entered into a five-year credit agreement (the “Credit Agreement”), with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. See Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on our Credit Agreement. On June 22, 2022, Alleghany entered into an amendment and one-

year extension of the Credit Agreement, and the credit facility is now scheduled to expire on July 31, 2023, unless earlier terminated. The amendment also amends the Credit Agreement, among other things, to change the benchmark rate from the London Interbank Offered Rate, commonly referred to as LIBOR, to the secured overnight financing rate as administered by the Federal Reserve Bank of New York, commonly referred to as SOFR. All other material terms and condition of the Credit Agreement remain in full force and effect. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature.

There were no borrowings under the Credit Agreement as of June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, or this “Form 10-Q,” and our audited consolidated financial statements and Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2021, or the “2021 Form 10-K.” This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Note on Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of the 2021 Form 10-K, respectively.

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

•
Net losses attributable to Alleghany stockholders were $171.6 million in the second quarter of 2022, compared with net earnings attributable to Alleghany stockholders of $403.7 million in the second quarter of 2021, and net losses attributable to Alleghany stockholders were $45.9 million in the first six months of 2022, compared with net earnings attributable to Alleghany stockholders of $633.7 million in the first six months of 2021.
•
Net investment income decreased by 16.9 percent and 21.9 percent in the second quarter and first six months of 2022, respectively, from the corresponding 2021 periods.
•
Net premiums written decreased by 2.6 percent and 0.3 percent in the second quarter and first six months of 2022, respectively, from the corresponding 2021 periods.
•
Underwriting profit was $165.2 million in the second quarter of 2022, compared with $173.7 million in the second quarter of 2021, and was $351.6 million in the first six months of 2022, compared with $190.3 million in the first six months of 2021.
•
The combined ratio for our reinsurance and insurance segments was 90.4 percent in the second quarter of 2022, compared with 90.2 percent in the second quarter of 2021, and 89.5 percent in the first six months of 2022, compared with 94.4 percent in the first six months of 2021.
•
Catastrophe losses, net of reinsurance, were $43.8 million in the second quarter of 2022, compared with $71.2 million in the second quarter of 2021, and $93.8 million in the first six months of 2022, compared with $252.2 million in the first six months of 2021.
•
Net favorable prior accident year loss reserve development was $48.4 million in the second quarter of 2022, compared with $85.5 million in the second quarter of 2021, and $101.7 million in the first six months of 2022, compared with $141.5 million in the first six months of 2021.
•
Product and service revenues for Alleghany Capital were $1,262.3 million in the second quarter of 2022, compared with $789.2 million in the second quarter of 2021, and $2,383.6 million in the first six months of 2022, compared with $1,548.4 million in the first six months of 2021.
•
Earnings before income taxes for Alleghany Capital were $112.0 million in the second quarter of 2022, compared with $50.0 million in the second quarter of 2021, and $206.8 million in the first six months of 2022, compared with $85.8 million in the first six months of 2021. Adjusted earnings before income taxes were $118.5 million in the second quarter of 2022, compared with $61.4 million in the second quarter of 2021, and $220.9 million in the first six months of 2022, compared with $107.5 million in the first six months of 2021.

As of June 30, 2022, we had total assets of $31.0 billion and total stockholders’ equity attributable to Alleghany stockholders of $7.9 billion. As of June 30, 2022, we had consolidated total investments of approximately $20.1 billion, consisting of $14.7 billion invested in debt securities, $2.9 billion invested in equity securities, $0.4 billion invested in commercial mortgage loans, $1.6 billion invested in short-term investments and $0.5 billion invested in other invested assets.

The ongoing COVID-19 global pandemic, or the “Pandemic,” has significantly disrupted many aspects of society, as well as financial markets, and has caused widespread global economic dislocation. Since early 2020 through June 30, 2022, our reinsurance and insurance segments have incurred significant losses from the Pandemic (in total $420.7 million), almost all of which was incurred in 2020.

We cannot reasonably estimate the duration or severity of the Pandemic, or the extent to which the related disruption may adversely impact our results of operations, financial position and cash flows, or those of our subsidiaries. Widespread vaccine rollouts in the U.S. started in early 2021 and are continuing, however, new variants of the virus have emerged. Such potential adverse impacts of a prolonged Pandemic on our operations, financial position and cash flows include declines in our equity securities portfolio, additional credit-related realized and unrealized losses on our debt securities and commercial mortgage portfolios, additional credit losses on our reinsurance recoverables and other receivables, further losses from coverages from our reinsurance and insurance subsidiaries, increased litigation and impairment of certain Alleghany Capital subsidiary goodwill and intangible assets.

Our reinsurance and insurance segments incurred $43.8 million and $93.8 million of catastrophe losses in the second quarter and first six months of 2022, respectively, of which $8.9 million and $44.1 million, respectively, where incurred by our reinsurance segment related to the ongoing conflict between Russia and Ukraine, or the “Russia/Ukraine Conflict,” and arising primarily from the confiscation of aircraft leased by Western leasing companies. We cannot reasonably estimate the length or severity of the Russia/Ukraine Conflict, and our loss estimate was based on information available at the time, including an analysis of reported claims, an underwriting review of in-force contracts, estimates of losses to the extent covered by applicable policies, and other factors requiring considerable judgment. Aside from these losses, we do not have significant additional Russia/Ukraine Conflict exposures. Specifically, we do not have facilities, operations and suppliers in Russia, Ukraine or Belarus and do not generate revenues in these countries. However, Jazwares had a small amount of toy sales in Russia that has since been discontinued. We also have a modest amount of indirect exposure to these countries. Such exposure arises through certain of our debt and equity security investments, as well as certain of our insurance and reinsurance contracts that relate to multi-national corporations that have facilities, operations, suppliers and/or sales in one or more of these countries.

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

On March 20, 2022, we entered into an Agreement and Plan of Merger, or the “Merger Agreement,” with Berkshire Hathaway Inc., a Delaware corporation, or “Berkshire,” and O&M Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Berkshire, or “Merger Sub.” Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Alleghany, with Alleghany continuing as the surviving corporation and a wholly-owned subsidiary of Berkshire, or the “Merger.” As a result of the Merger, each issued and outstanding share of our common stock, par value $1.00 per share, or “Common Stock,” (other than shares (a) held in the treasury of Alleghany or owned by Berkshire or any direct or indirect wholly-owned subsidiary of Berkshire or (b) held by a stockholder who has demanded and perfected such holder's demand for appraisal rights in accordance with Delaware law) will be canceled and extinguished and converted into the right to receive $848.02 in cash, without interest, representing a total equity value of approximately $11.6 billion. Alleghany stockholders approved and adopted the Merger Agreement and Merger on June 9, 2022 and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or “HSR”, expired in early May 2022. The closing of the Merger remains subject to certain conditions, including (i) the receipt of authorizations required to be obtained from applicable foreign antitrust regulators or the expiration or termination of applicable waiting periods under applicable foreign antitrust laws, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators and (iii) other customary closing conditions. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Berkshire’s consent, from taking certain specified actions until the Merger is completed. For a description of the treatment of equity awards under the Merger Agreement, see Alleghany’s definitive proxy statement filed with the SEC on April 29, 2022.

Consolidated Results of Operations

The following table presents our consolidated revenues, costs and expenses and earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Revenues
Net premiums earned	$1,715.2	$1,784.4	$3,320.6	$3,389.1
Net investment income	105.5	126.9	218.9	280.4
Change in the fair value of equity securities	(500.2)	203.9	(639.0)	316.6
Net realized capital gains	11.1	12.9	1.2	25.9
Change in allowance for credit losses on available for sale securities	(7.6)	0.2	(8.2)	2.2
Product and service revenues	1,272.9	800.4	2,422.1	1,568.3
Total revenues	2,596.9	2,928.7	5,315.6	5,582.5

Costs and Expenses
Net loss and loss adjustment expenses	1,039.1	1,087.2	1,980.9	2,199.3
Commissions, brokerage and other underwriting expenses	510.9	523.5	988.1	999.5
Other operating expenses	1,150.1	739.5	2,178.8	1,463.5
Corporate administration	17.3	20.2	28.0	29.7
Amortization of intangible assets	14.9	12.4	29.0	23.9
Interest expense	28.5	24.0	60.7	47.8
Total costs and expenses	2,760.8	2,406.8	5,265.5	4,763.7

(Losses) earnings before income taxes	(163.9)	521.9	50.1	818.8
Income taxes	(40.0)	102.3	5.1	161.1
Net (losses) earnings	(123.9)	419.6	45.0	657.7
Net earnings attributable to noncontrolling interests	47.7	15.9	90.9	24.0
Net (losses) earnings attributable to Alleghany stockholders	$(171.6)	$403.7	$(45.9)	$633.7

Alleghany’s segments are reported in a manner consistent with the way management evaluates the businesses. As such, Alleghany classifies its businesses into three reportable segments – reinsurance, insurance and Alleghany Capital. Corporate activities are not classified as a segment.

See Note 10 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on our segments and corporate activities. The tables below present the results for our segments and for corporate activities for the three and six months ended June 30, 2022 and 2021:

	Segments
Three Months Ended June 30, 2022	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,429.4	$818.4	$2,247.8	$—	$2,247.8	$(9.8)	$2,238.0
Net premiums written	1,280.3	549.7	1,830.0	—	1,830.0	—	1,830.0

Net premiums earned	1,259.1	456.1	1,715.2	—	1,715.2	—	1,715.2
Net loss and LAE:
Current year (excluding catastrophe losses)	815.8	227.9	1,043.7	—	1,043.7	—	1,043.7
Current year catastrophe losses	26.9	16.9	43.8	—	43.8	—	43.8
Prior years(1)	(69.1)	20.7	(48.4)	—	(48.4)	—	(48.4)
Total net loss and LAE	773.6	265.5	1,039.1	—	1,039.1	—	1,039.1
Commissions, brokerage and other underwriting expenses	397.1	113.8	510.9	—	510.9	—	510.9
Underwriting profit(2)	$88.4	$76.8	165.2	—	165.2	—	165.2
Net investment income			117.8	(0.1)	117.7	(12.2)	105.5
Change in the fair value of equity securities			(405.1)	—	(405.1)	(95.1)	(500.2)
Net realized capital gains			3.0	8.1	11.1	—	11.1
Change in allowance for credit losses on available for sale securities			(7.6)	—	(7.6)	—	(7.6)
Product and service revenues			6.6	1,262.3	1,268.9	4.0	1,272.9
Other operating expenses			11.1	1,138.4	1,149.5	0.6	1,150.1
Corporate administration			—	—	—	17.3	17.3
Amortization of intangible assets			0.3	14.6	14.9	—	14.9
Interest expense			6.7	5.3	12.0	16.5	28.5
(Losses) earnings before income taxes			$(138.2)	$112.0	$(26.2)	$(137.7)	$(163.9)

Loss ratio(3):
Current year (excluding catastrophe losses)	64.8%	50.0%	60.8%
Current year catastrophe losses	2.1%	3.7%	2.6%
Prior years	(5.5%)	4.5%	(2.8%)
Total net loss and LAE	61.4%	58.2%	60.6%
Expense ratio(4)	31.5%	24.9%	29.8%
Combined ratio(5)	92.9%	83.1%	90.4%

	Segments
Three Months Ended June 30, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$1,546.5	$681.0	$2,227.5	$—	$2,227.5	$(7.6)	$2,219.9
Net premiums written	1,409.1	469.1	1,878.2	—	1,878.2	—	1,878.2

Net premiums earned	1,393.2	391.2	1,784.4	—	1,784.4	—	1,784.4
Net loss and LAE:
Current year (excluding catastrophe losses)	893.3	208.2	1,101.5	—	1,101.5	—	1,101.5
Current year catastrophe losses	26.8	44.4	71.2	—	71.2	—	71.2
Prior years(1)	(76.4)	(9.1)	(85.5)	—	(85.5)	—	(85.5)
Total net loss and LAE	843.7	243.5	1,087.2	—	1,087.2	—	1,087.2
Commissions, brokerage and other underwriting expenses	425.3	98.2	523.5	—	523.5	—	523.5
Underwriting profit(2)	$124.2	$49.5	173.7	—	173.7	—	173.7
Net investment income			136.6	—	136.6	(9.7)	126.9
Change in the fair value of equity securities			169.5	—	169.5	34.4	203.9
Net realized capital gains			12.8	0.2	13.0	(0.1)	12.9
Change in allowance for credit losses on available for sale securities			0.2	—	0.2	—	0.2
Product and service revenues			11.1	789.2	800.3	0.1	800.4
Other operating expenses			15.1	724.1	739.2	0.3	739.5
Corporate administration			0.4	—	0.4	19.8	20.2
Amortization of intangible assets			0.8	11.6	12.4	—	12.4
Interest expense			6.7	3.7	10.4	13.6	24.0
Earnings (losses) before income taxes			$480.9	$50.0	$530.9	$(9.0)	$521.9

Loss ratio(3):
Current year (excluding catastrophe losses)	64.2%	53.2%	61.7%
Current year catastrophe losses	1.9%	11.3%	4.0%
Prior years	(5.5%)	(2.3)%	(4.8%)
Total net loss and LAE	60.6%	62.2%	60.9%
Expense ratio(4)	30.5%	25.1%	29.3%
Combined ratio(5)	91.1%	87.3%	90.2%

	Segments
Six Months Ended June 30, 2022	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$2,957.7	$1,448.0	$4,405.7	$—	$4,405.7	$(20.7)	$4,385.0
Net premiums written	2,638.3	984.5	3,622.8	—	3,622.8	—	3,622.8

Net premiums earned	2,421.9	898.7	3,320.6	—	3,320.6	—	3,320.6
Net loss and LAE:
Current year (excluding catastrophe losses)	1,540.8	448.0	1,988.8	—	1,988.8	—	1,988.8
Current year catastrophe losses	74.8	19.0	93.8	—	93.8	—	93.8
Prior years(1)	(119.0)	17.3	(101.7)	—	(101.7)	—	(101.7)
Total net loss and LAE	1,496.6	484.3	1,980.9	—	1,980.9	—	1,980.9
Commissions, brokerage and other underwriting expenses	765.4	222.7	988.1	—	988.1	—	988.1
Underwriting profit(2)	$159.9	$191.7	351.6	—	351.6	—	351.6
Net investment income			226.1	—	226.1	(7.2)	218.9
Change in the fair value of equity securities			(559.2)	—	(559.2)	(79.8)	(639.0)
Net realized capital gains			(12.9)	14.2	1.3	(0.1)	1.2
Change in allowance for credit losses on available for sale securities			(8.2)	—	(8.2)	—	(8.2)
Product and service revenues			14.7	2,383.6	2,398.3	23.8	2,422.1
Other operating expenses			24.6	2,151.7	2,176.3	2.5	2,178.8
Corporate administration			—	—	—	28.0	28.0
Amortization of intangible assets			0.7	28.3	29.0	—	29.0
Interest expense			13.5	11.0	24.5	36.2	60.7
(Losses) earnings before income taxes			$(26.7)	$206.8	$180.1	$(130.0)	$50.1

Loss ratio(3):
Current year (excluding catastrophe losses)	63.6%	49.9%	59.9%
Current year catastrophe losses	3.1%	2.1%	2.8%
Prior years	(4.9%)	1.9%	(3.0%)
Total net loss and LAE	61.8%	53.9%	59.7%
Expense ratio(4)	31.6%	24.8%	29.8%
Combined ratio(5)	93.4%	78.7%	89.5%

	Segments
Six Months Ended June 30, 2021	Reinsurance Segment	Insurance Segment	Subtotal	Alleghany Capital	Total Segments	Corporate Activities	Consolidated
	($ in millions)
Gross premiums written	$3,084.7	$1,204.1	$4,288.8	$—	$4,288.8	$(18.6)	$4,270.2
Net premiums written	2,804.0	829.0	3,633.0	—	3,633.0	—	3,633.0

Net premiums earned	2,623.0	766.1	3,389.1	—	3,389.1	—	3,389.1
Net loss and LAE:
Current year (excluding catastrophe losses)	1,696.0	392.6	2,088.6	—	2,088.6	—	2,088.6
Current year catastrophe losses	126.5	125.7	252.2	—	252.2	—	252.2
Prior years(1)	(129.8)	(11.7)	(141.5)	—	(141.5)	—	(141.5)
Total net loss and LAE	1,692.7	506.6	2,199.3	—	2,199.3	—	2,199.3
Commissions, brokerage and other underwriting expenses	801.2	198.3	999.5	—	999.5	—	999.5
Underwriting profit(2)	$129.1	$61.2	190.3	—	190.3	—	190.3
Net investment income			259.7	—	259.7	20.7	280.4
Change in the fair value of equity securities			254.8	—	254.8	61.8	316.6
Net realized capital gains			23.3	1.2	24.5	1.4	25.9
Change in allowance for credit losses on available for sale securities			2.1	—	2.1	0.1	2.2
Product and service revenues			19.7	1,548.4	1,568.1	0.2	1,568.3
Other operating expenses			29.5	1,433.4	1,462.9	0.6	1,463.5
Corporate administration			(0.2)	—	(0.2)	29.9	29.7
Amortization of intangible assets			1.0	22.9	23.9	—	23.9
Interest expense			13.4	7.5	20.9	26.9	47.8
Earnings before income taxes			$706.2	$85.8	$792.0	$26.8	$818.8

Loss ratio(3):
Current year (excluding catastrophe losses)	64.6%	51.2%	61.6%
Current year catastrophe losses	4.8%	16.4%	7.5%
Prior years	(4.9%)	(1.5%)	(4.2%)
Total net loss and LAE	64.5%	66.1%	64.9%
Expense ratio(4)	30.5%	25.9%	29.5%
Combined ratio(5)	95.0%	92.0%	94.4%

(1)
Prior years in the three and six months ended June 30, 2022 includes $4.8 million of favorable and $8.2 million of favorable, respectively, and in the three and six months ended June 30, 2021 includes $0.7 million of favorable and $17.3 million of unfavorable, respectively, prior accident year Pandemic loss reserve development at our reinsurance segment.
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

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Premiums. The following table presents our consolidated premiums:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Premiums written:
Gross premiums written	$2,238.0	$2,219.9	0.8%	$4,385.0	$4,270.2	2.7%
Net premiums written	1,830.0	1,878.2	(2.6%)	3,622.8	3,633.0	(0.3%)
Net premiums earned	1,715.2	1,784.4	(3.9%)	3,320.6	3,389.1	(2.0%)

The increases in gross premiums written in the second quarter and first six months of 2022 from the corresponding 2021 periods are attributable to growth at our insurance segment, partially offset by a decrease at our reinsurance segment. The increases in insurance segment gross premiums written in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect growth in most of RSUI’s lines of business due to increases in business opportunities, higher rates and improved general market conditions and also reflects growth at CapSpecialty. The decrease at our reinsurance segment primarily reflects the impact of TransRe’s decision to not renew a certain large whole account quota share treaty, or the “Quota Share Treaty,” as of December 31, 2021 and, to a lesser extent, decreases in the property lines of business, partially offset by improving rates and growth in various professional liability lines of business in the U.S. Gross premiums written from the Quota Share Treaty were $196.1 million and $369.6 million in the second quarter and first six months of 2021, respectively.

The decreases in net premiums earned in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower reinsurance segment net premiums earned due to the decision to not renew the Quota Share Treaty as of December 31, 2021 and higher ceded premiums earned, partially offset by growth in the insurance segment gross premiums written in recent quarters.

A detailed comparison of premiums by segment for the second quarter and first six months of 2022 and 2021 is contained in the following pages.

Net loss and LAE. The following table presents our consolidated net loss and LAE:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Net loss and LAE:
Current year (excluding catastrophe losses)	$1,043.7	$1,101.5	(5.2%)	$1,988.8	$2,088.6	(4.8%)
Current year catastrophe losses	43.8	71.2	(38.5%)	93.8	252.2	(62.8%)
Prior years	(48.4)	(85.5)	(43.4%)	(101.7)	(141.5)	(28.1%)
Total net loss and LAE	$1,039.1	$1,087.2	(4.4%)	$1,980.9	$2,199.3	(9.9%)

Loss ratio:
Current year (excluding catastrophe losses)	60.8%	61.7%		59.9%	61.6%
Current year catastrophe losses	2.6%	4.0%		2.8%	7.5%
Prior years	(2.8%)	(4.8%)		(3.0%)	(4.2%)
Total net loss and LAE	60.6%	60.9%		59.7%	64.9%

The decreases in net loss and LAE in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower catastrophe losses, as discussed above, and lower overall current year loss ratios excluding catastrophe losses, partially offset by less favorable prior accident year loss reserve development.

A detailed comparison of net loss and LAE by segment for the second quarter and first six months of 2022 and 2021 is contained in the following pages.

Commissions, brokerage and other underwriting expenses. The following table presents our consolidated commissions, brokerage and other underwriting expenses:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Commissions, brokerage and other underwriting expenses	$510.9	$523.5	(2.4%)	$988.1	$999.5	(1.1%)

Expense ratio	29.8%	29.3%		29.8%	29.5%

The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect decreases in net premiums earned, as discussed above.

A detailed comparison of commissions, brokerage and other underwriting expenses by segment for the second quarter and first six months of 2022 and 2021 is contained in the following pages.

Underwriting profit. The following table presents our consolidated underwriting profit:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Underwriting profit	$165.2	$173.7	(4.9%)	$351.6	$190.3	84.8%

Combined ratio	90.4%	90.2%		89.5%	94.4%

The decrease in underwriting profit in the second quarter of 2022 from the second quarter of 2021 primarily reflects less favorable prior accident year loss reserve development, partially offset by lower catastrophe losses and a lower overall current year loss ratio excluding catastrophe losses, all as discussed above. The increase in underwriting profit in the first six months of 2022 from the first six months of 2021 primarily reflects lower catastrophe losses and a lower overall current year loss ratio excluding catastrophe losses, partially offset by less favorable prior accident year loss reserve development, all as discussed above.

A detailed comparison of underwriting profit by segment for the second quarter and first six months of 2022 and 2021 is contained in the following pages.

Investment results. The following table presents our consolidated investment results:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Net investment income	$105.5	$126.9	(16.9%)	$218.9	$280.4	(21.9%)
Change in the fair value of equity securities	(500.2)	203.9	(345.3%)	(639.0)	316.6	(301.8%)
Net realized capital gains	11.1	12.9	(14.0%)	1.2	25.9	(95.4%)
Change in allowance for credit losses on available for sale securities	(7.6)	0.2	(3,900.0%)	(8.2)	2.2	(472.7%)

The decreases in net investment income in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower dividend income and lower partnership income. The lower dividend income is due to a large second quarter 2021 special dividend from a mutual fund. The lower partnership income is due to lower returns in certain partnerships that invest in lower-quality debt securities. For the first six months of 2022, lower partnership income also reflects depreciation compared with appreciation in a certain partnership that has exposure to cryptocurrencies.

The changes in the fair value of equity securities in the second quarter and first six months of 2022 reflect the depreciation in the value of our equity securities portfolio, primarily from our holdings in the materials, industrials and information technology sectors. The changes in the fair value of equity securities in the second quarter and first six months of 2021 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and financial sectors and, for the second quarter, the technology sector.

The decreases in net realized capital gains in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect losses realized from the sale of our debt securities in 2022 compared with gains in 2021, partially offset by gains from certain foreign currency exchange rate impacts, primarily in our Alleghany Capital segment.

The changes in allowance for credit losses on available-for-sale, or “AFS,” securities in the second quarter and first six months of 2022 reflects $7.6 million and $8.2 million, respectively, of credit losses on AFS securities related to unrealized losses primarily on certain corporate bonds that experienced a decline in creditworthiness and for which we lacked the intent to hold such bonds for a period of time sufficient to allow for an anticipated recovery. The changes in allowance for credit losses on AFS securities in the second quarter and first six months of 2021 reflect $0.2 million and $2.2 million, respectively, reductions of credit losses on AFS securities, primarily from debt security sales.

A detailed comparison of investment results for the second quarter and first six months of 2022 and 2021 is contained in the following pages.

Product and service revenues and expenses. The following table presents our consolidated product and service revenues and expenses:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Product and service revenues	$1,272.9	$800.4	59.0%	$2,422.1	$1,568.3	54.4%

Other operating expenses	1,150.1	739.5	55.5%	2,178.8	1,463.5	48.9%
Corporate administration	17.3	20.2	(14.4%)	28.0	29.7	(5.7%)
Amortization of intangible assets	14.9	12.4	20.2%	29.0	23.9	21.3%
Interest expense	28.5	24.0	18.8%	60.7	47.8	27.0%

Product and service revenues and Other operating expenses. Product and service revenues and other operating expenses primarily include sales and expenses associated with our Alleghany Capital segment. Other operating expenses also includes long-term incentive compensation accruals at our reinsurance and insurance segments, which totaled $3.4 million and $15.4 million in the second quarter and first six months of 2022, respectively, compared with $18.1 million and $31.2 million for the corresponding periods of 2021, respectively. The decreases primarily reflect depreciation in the value of equity and debt securities.

The increases in product and service revenues and other operating expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect higher revenue at Jazwares and IPS. In addition, the increases in product and service revenues and other operating expenses in the second quarter and first six months of 2022 also reflect Piedmont’s May 10, 2021 inclusion in our consolidated results. The increases in other operating expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods were partially offset by decreases in long-term incentive compensation accruals at our reinsurance and insurance segments, as discussed above.

Corporate administration. The decreases in corporate administration expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower Alleghany parent company long-term performance-based incentive compensation accruals partially offset by approximately $12 million of merger-related costs to date, primarily related to legal fees.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of recent acquisitions by Alleghany Capital and its subsidiaries, as further discussed below.

Interest expense. The increases in interest expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the issuance of certain senior notes on August 13, 2021, or the “2051 Senior Notes.” See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for further information.

A detailed comparison of product and service revenues and expenses for the second quarter and first six months of 2022 and 2021 is contained in the following pages.

Income taxes. The following table presents our consolidated income tax expense:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Income taxes	$(40.0)	$102.3	(139.1%)	$5.1	$161.1	(96.8%)

Effective tax rate				10.1%	19.7%

The income tax benefit in the second quarter of 2022 compared with the income tax expense in the second quarter of 2021 primarily reflects losses before income taxes compared with earnings before income taxes, as further discussed below. The decrease in income tax expense in the first six months of 2022 from the first six months of 2021 primarily reflects significantly lower earnings before income taxes, as further discussed below. The lower effective tax rate in the first six months of 2022 primarily reflects significantly lower earnings before income taxes and the resulting increase from the impact of permanent tax benefits, such as tax-exempt interest income and dividends-received deductions, when expressed on an effective tax rate basis.

Net earnings. The following table presents our consolidated earnings:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
(Losses) earnings before income taxes	$(163.9)	$521.9	(131.4%)	$50.1	$818.8	(93.9%)
Net earnings attributable to noncontrolling interests	47.7	15.9	200.0%	90.9	24.0	278.8%
Net (losses) earnings attributable to Alleghany stockholders	(171.6)	403.7	(142.5%)	(45.9)	633.7	(107.2%)

Losses before income taxes and net losses attributable to Alleghany stockholders in the second quarter of 2022 compared with earnings before income taxes and net earnings attributable to Alleghany stockholders in the second quarter of 2021, a decrease in earnings before income taxes in the first six months of 2022 from 2021, and net losses attributable to Alleghany stockholders in the first six months of 2022 compared with net earnings attributable to Alleghany stockholders in the first six months of 2021, all primarily reflect the impact of depreciation in the value of our equity securities portfolio in the second quarter and first six months of 2022 compared with appreciation in the corresponding 2021 periods and, to a lesser extent, lower net investment income, partially offset by significantly improved results at Alleghany Capital and, for the first six months of 2022, an increase in underwriting profits, all as discussed above.

The increases in net earnings attributable to noncontrolling interests in the second quarter and first six months of 2022 from the corresponding 2021 periods reflect higher accretion of redeemable noncontrolling interests resulting from increased estimated future redemption values and significantly improved results at Alleghany Capital subsidiaries with noncontrolling interests.

The significantly improved results at Alleghany Capital in the second quarter and first six months of 2022 were primarily due to higher revenues and improved margins at Jazwares and, to a lesser extent, IPS's improved results.

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

The following tables present the underwriting results of the reinsurance segment:

Three Months Ended June 30, 2022	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$380.3	$1,049.1	$1,429.4
Net premiums written	286.4	993.9	1,280.3

Net premiums earned	305.8	953.3	1,259.1
Net loss and LAE:
Current year (excluding catastrophe losses)	196.9	618.9	815.8
Current year catastrophe losses	25.1	1.8	26.9
Prior years	(44.6)	(24.5)	(69.1)
Total net loss and LAE	177.4	596.2	773.6
Commissions, brokerage and other underwriting expenses	92.2	304.9	397.1
Underwriting profit(2)	$36.2	$52.2	$88.4

Loss ratio(3):
Current year (excluding catastrophe losses)	64.4%	64.9%	64.8%
Current year catastrophe losses	8.2%	0.2%	2.1%
Prior years	(14.6%)	(2.5%)	(5.5%)
Total net loss and LAE	58.0%	62.6%	61.4%
Expense ratio(4)	30.2%	32.0%	31.5%
Combined ratio(5)	88.2%	94.6%	92.9%

Three Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$505.4	$1,041.1	$1,546.5
Net premiums written	419.9	989.2	1,409.1

Net premiums earned	438.9	954.3	1,393.2
Net loss and LAE:
Current year (excluding catastrophe losses)	251.7	641.6	893.3
Current year catastrophe losses	25.8	1.0	26.8
Prior years	(3.8)	(72.6)	(76.4)
Total net loss and LAE	273.7	570.0	843.7
Commissions, brokerage and other underwriting expenses	123.7	301.6	425.3
Underwriting profit(2)	$41.5	$82.7	$124.2

Loss ratio(3):
Current year (excluding catastrophe losses)	57.3%	67.2%	64.2%
Current year catastrophe losses	5.9%	0.1%	1.9%
Prior years	(0.8%)	(7.6%)	(5.5%)
Total net loss and LAE	62.4%	59.7%	60.6%
Expense ratio(4)	28.2%	31.6%	30.5%
Combined ratio(5)	90.6%	91.3%	91.1%

Six Months Ended June 30, 2022	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$834.7	$2,123.0	$2,957.7
Net premiums written	633.0	2,005.3	2,638.3

Net premiums earned	597.3	1,824.6	2,421.9
Net loss and LAE:
Current year (excluding catastrophe losses)	358.2	1,182.6	1,540.8
Current year catastrophe losses	45.0	29.8	74.8
Prior years	(63.7)	(55.3)	(119.0)
Total net loss and LAE	339.5	1,157.1	1,496.6
Commissions, brokerage and other underwriting expenses	178.9	586.5	765.4
Underwriting profit(2)	$78.9	$81.0	$159.9

Loss ratio(3):
Current year (excluding catastrophe losses)	60.0%	64.8%	63.6%
Current year catastrophe losses	7.5%	1.6%	3.1%
Prior years	(10.6%)	(3.0%)	(4.9%)
Total net loss and LAE	56.9%	63.4%	61.8%
Expense ratio(4)	30.0%	32.1%	31.6%
Combined ratio(5)	86.9%	95.5%	93.4%

Six Months Ended June 30, 2021	Property	Casualty & specialty(1)	Total
	($ in millions)
Gross premiums written	$1,070.7	$2,014.0	$3,084.7
Net premiums written	878.9	1,925.1	2,804.0

Net premiums earned	810.2	1,812.8	2,623.0
Net loss and LAE:
Current year (excluding catastrophe losses)	464.0	1,232.0	1,696.0
Current year catastrophe losses	123.2	3.3	126.5
Prior years	10.0	(139.8)	(129.8)
Total net loss and LAE	597.2	1,095.5	1,692.7
Commissions, brokerage and other underwriting expenses	232.9	568.3	801.2
Underwriting (loss) profit(2)	$(19.9)	$149.0	$129.1

Loss ratio(3):
Current year (excluding catastrophe losses)	57.3%	68.0%	64.6%
Current year catastrophe losses	15.2%	0.2%	4.8%
Prior years	1.3%	(7.7%)	(4.9%)
Total net loss and LAE	73.8%	60.5%	64.5%
Expense ratio(4)	28.7%	31.3%	30.5%
Combined ratio(5)	102.5%	91.8%	95.0%

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

Reinsurance Segment: Premiums. The following table presents premiums for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Property
Premiums written:
Gross premiums written	$380.3	$505.4	(24.8%)	$834.7	$1,070.7	(22.0%)
Net premiums written	286.4	419.9	(31.8%)	633.0	878.9	(28.0%)
Net premiums earned	305.8	438.9	(30.3%)	597.3	810.2	(26.3%)
Casualty & specialty
Premiums written:
Gross premiums written	$1,049.1	$1,041.1	0.8%	$2,123.0	$2,014.0	5.4%
Net premiums written	993.9	989.2	0.5%	2,005.3	1,925.1	4.2%
Net premiums earned	953.3	954.3	(0.1%)	1,824.6	1,812.8	0.7%
Total
Premiums written:
Gross premiums written	$1,429.4	$1,546.5	(7.6%)	$2,957.7	$3,084.7	(4.1%)
Net premiums written	1,280.3	1,409.1	(9.1%)	2,638.3	2,804.0	(5.9%)
Net premiums earned	1,259.1	1,393.2	(9.6%)	2,421.9	2,623.0	(7.7%)

Property. The decreases in gross premiums written in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of TransRe’s decision to not renew the Quota Share Treaty as of December 31, 2021, a reduction of writings from U.S. non-catastrophe and worldwide catastrophe lines of business and, to a lesser extent, the impact of changes in foreign exchange rates, partially offset by generally improving rates. Gross premiums written related to the Quota Share Treaty were $74.1 million and $156.8 million in the second quarter and first six months of 2021, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written decreased by 22.7 percent and 20.7 percent in the second quarter and first six months of 2022 from the corresponding 2021 periods, respectively.

The decreases in net premiums earned in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of TransRe’s decision to not renew the Quota Share Treaty as of December 31, 2021 and, to a lesser extent the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net premiums earned decreased by 28.0 percent and 24.4 percent in the second quarter and first six months of 2022 from the corresponding 2021 periods, respectively.

Casualty & specialty. The increases in gross premiums written in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect improving rates overall and growth in various professional liability lines of business in the U.S., partially offset by TransRe’s decision to not renew the Quota Share Treaty as of December 31, 2021 and the impact of changes in foreign exchange rates. Gross premiums written related to the Quota Share Treaty were $122.0 million and $212.8 million in the second quarter and first six months of 2021, respectively. Excluding the impact of changes in foreign currency exchange rates, gross premiums written increased by 2.6 percent and 6.8 percent in the second quarter and first six months of 2022 from the corresponding 2021 periods, respectively.

Net premiums earned in the second quarter approximated those of the second quarter of 2021. The increase in net premiums earned in the first six months of 2022 from the first six months of 2021 primarily reflects the impact of higher gross premiums written, partially offset by the impact of TransRe’s decision to not renew the Quota Share Treaty as of December 31, 2021, changes in foreign currency exchange rates and higher ceded premiums earned. Excluding the impact of changes in foreign currency exchange rates, net premiums earned increased by 1.7 percent and 2.0 percent in the second quarter and first six months of 2022 from the corresponding 2021 periods, respectively.

Reinsurance Segment: Net loss and LAE. The following table presents net loss and LAE for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Property
Net loss and LAE:
Current year (excluding catastrophe losses)	$196.9	$251.7	(21.8%)	$358.2	$464.0	(22.8%)
Current year catastrophe losses	25.1	25.8	(2.7%)	45.0	123.2	(63.5%)
Prior years	(44.6)	(3.8)	1,073.7%	(63.7)	10.0	(737.0%)
Total net loss and LAE	$177.4	$273.7	(35.2%)	$339.5	$597.2	(43.2%)

Loss ratio:
Current year (excluding catastrophe losses)	64.4%	57.3%		60.0%	57.3%
Current year catastrophe losses	8.2%	5.9%		7.5%	15.2%
Prior years	(14.6%)	(0.8%)		(10.6%)	1.3%
Total net loss and LAE	58.0%	62.4%		56.9%	73.8%
Casualty & specialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$618.9	$641.6	(3.5%)	$1,182.6	$1,232.0	(4.0%)
Current year catastrophe losses	1.8	1.0	80.0%	29.8	3.3	803.0%
Prior years	(24.5)	(72.6)	(66.3%)	(55.3)	(139.8)	(60.4%)
Total net loss and LAE	$596.2	$570.0	4.6%	$1,157.1	$1,095.5	5.6%

Loss ratio:
Current year (excluding catastrophe losses)	64.9%	67.2%		64.8%	68.0%
Current year catastrophe losses	0.2%	0.1%		1.6%	0.2%
Prior years	(2.5%)	(7.6%)		(3.0%)	(7.7%)
Total net loss and LAE	62.6%	59.7%		63.4%	60.5%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$815.8	$893.3	(8.7%)	$1,540.8	$1,696.0	(9.2%)
Current year catastrophe losses	26.9	26.8	0.4%	74.8	126.5	(40.9%)
Prior years	(69.1)	(76.4)	(9.6%)	(119.0)	(129.8)	(8.3%)
Total net loss and LAE	$773.6	$843.7	(8.3%)	$1,496.6	$1,692.7	(11.6%)

Loss ratio:
Current year (excluding catastrophe losses)	64.8%	64.2%		63.6%	64.6%
Current year catastrophe losses	2.1%	1.9%		3.1%	4.8%
Prior years	(5.5%)	(5.5%)		(4.9%)	(4.9%)
Total net loss and LAE	61.4%	60.6%		61.8%	64.5%

Property. The decrease in net loss and LAE in the second quarter of 2022 from the second quarter of 2021 primarily reflects the impact of lower net premiums earned and higher favorable prior accident year loss reserve development, partially offset by a higher overall current year loss ratio excluding catastrophe losses. The decrease in net loss and LAE in the first six months of 2022 from the first six months of 2021 primarily reflects the impact of lower net premiums earned, lower catastrophe losses and favorable prior accident year loss reserve development compared with unfavorable prior accident year loss reserve development in the first six months of 2021, partially offset by a higher overall current year loss ratio excluding catastrophe losses.

Catastrophe losses in the second quarter and first six months of 2022 consisted of $17.5 million and $30.2 million, respectively, from Australian floods and $7.6 million and $14.8 million, respectively, from the Russia/Ukraine Conflict. Catastrophe losses in the second quarter and first six months of 2021 relate to the Winter Storms.

Net loss and LAE in the second quarter and first six months of 2022 and 2021 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	($ in millions)
Catastrophe events (excluding Pandemic)	$(27.7)	(1)	$1.4	(2)	$(30.1)	(1)	$(3.0)	(3)
Pandemic	(5.4)		17.8		(9.7)		47.6
Non-catastrophe	(11.5)	(4)	(23.0)	(5)	(23.9)	(4)	(34.6)	(5)
Total	$(44.6)		$(3.8)		$(63.7)		$10.0

(1)
Primarily reflects favorable prior accident year loss reserve development related to Hurricane Ida in the 2021 accident year.
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
(4)
Primarily reflects favorable prior accident year loss reserve development in the 2018 through 2021 accident years.
(5)
Primarily reflects favorable prior accident year loss reserve development related to the 2019 and 2020 accident years.

The favorable prior accident year loss reserve development in the second quarter and first six months of 2022 reflect favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2022 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the second quarter and first six months of 2022.

Casualty & specialty. The increase in net loss and LAE in the second quarter of 2022 from the second quarter of 2021 primarily reflects the impact of lower favorable prior accident year loss reserve development, partially offset by a lower overall current year loss ratio excluding catastrophe losses. The increase in net loss and LAE in the first six months of 2022 from the first six months of 2021 primarily reflects the impact of lower favorable prior accident year loss reserve development and higher catastrophe losses, partially offset by a lower overall current year loss ratio excluding catastrophe losses.

Catastrophe losses in the second quarter and first six months of 2022 relate to the Russia/Ukraine Conflict, other than $0.6 million related to the Australian floods in the second quarter and first six months of 2022. Catastrophe losses in the second quarter and first six months of 2021 related to the Winter Storms.

Net loss and LAE in the second quarter and first six months of 2022 and 2021 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	($ in millions)
Catastrophe events (excluding Pandemic)	$5.3		$0.1		$3.6		$(1.2)
Pandemic	0.6		(18.5)		1.5		(30.3)
Non-catastrophe	(30.4)	(1)	(54.2)	(2)	(60.4)	(1)	(108.3)	(3)
Total	$(24.5)		$(72.6)		$(55.3)		$(139.8)

(1)
Primarily reflects favorable prior accident year loss reserve development in the longer-tailed lines of business in the 2014 and prior accident years and shorter-tailed lines of business in the 2019 through 2020 accident years, partially offset by unfavorable prior accident year development in the longer-tailed tailed lines of business in the 2016 through 2018 accident years.
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

The favorable prior accident year loss reserve development in the second quarter and first six months of 2022 reflects favorable loss emergence compared with loss emergence patterns assumed in prior periods. The favorable prior accident year loss reserve development in the second quarter and first six months of 2022 did not impact assumptions used in estimating TransRe’s loss and LAE liabilities for business earned in the second quarter and first six months of 2022.

Reinsurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Property
Commissions, brokerage and other underwriting expenses	$92.2	$123.7	(25.5%)	$178.9	$232.9	(23.2%)

Expense ratio	30.2%	28.2%		30.0%	28.7%

Casualty & specialty
Commissions, brokerage and other underwriting expenses	$304.9	$301.6	1.1%	$586.5	$568.3	3.2%

Expense ratio	32.0%	31.6%		32.1%	31.3%

Total
Commissions, brokerage and other underwriting expenses	$397.1	$425.3	(6.6%)	$765.4	$801.2	(4.5%)

Expense ratio	31.5%	30.5%		31.6%	30.5%

Property. The decreases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of lower net premiums earned, as discussed above.

Casualty & specialty. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of higher commission rates. The increase in commissions, brokerage and other underwriting expenses for the first six months of 2022 also reflects the impact of higher net premiums earned, as discussed above.

Reinsurance Segment: Underwriting profit. The following table presents underwriting profit (loss) for the reinsurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Property
Underwriting profit (loss)	$36.2	$41.5	(12.8%)	$78.9	$(19.9)	(496.5%)

Combined ratio	88.2%	90.6%		86.9%	102.5%

Casualty & specialty
Underwriting profit	$52.2	$82.7	(36.9%)	$81.0	$149.0	(45.6%)

Combined ratio	94.6%	91.3%		95.5%	91.8%

Total
Underwriting profit	$88.4	$124.2	(28.8%)	$159.9	$129.1	23.9%

Combined ratio	92.9%	91.1%		93.4%	95.0%

Property. The decrease in underwriting profit in the second quarter of 2022 from the second quarter of 2021 primarily reflects higher overall current year loss ratio excluding catastrophe losses and the impact of lower net earned premium, partially offset by higher favorable prior accident year loss reserve development. The underwriting profit in the first six months of 2022 compared with the underwriting loss in the first six months of 2021 primarily reflects lower catastrophe losses and favorable prior accident year loss reserve development in in the first six months of 2022 compared with unfavorable prior accident year loss reserve development in the first six months of 2021, partially offset by the impact of lower net premium earned, all as discussed above.

Casualty & specialty. The decrease in underwriting profit in the second quarter of 2022 from the second quarter of 2021 primarily reflects the impact of lower favorable prior accident year loss reserve development, partially offset by a lower overall current year loss ratio excluding catastrophe losses, all as discussed above. The decrease in underwriting profit in the first six months of 2022 from the first six months of 2021 primarily reflects the impact of lower favorable prior accident year loss reserve development and higher catastrophe losses, partially offset by a lower overall current year loss ratio excluding catastrophe losses, all as discussed above.

Insurance Segment Underwriting Results

The insurance segment is composed of AIHL’s RSUI and CapSpecialty operating subsidiaries. RSUI also writes a modest amount of assumed reinsurance business, which is included in the insurance segment. For a more detailed description of our insurance segment, see Part I, Item 1, “Business—Segment Information—Insurance Segment” of the 2021 Form 10-K.

The underwriting results of the insurance segment are presented below:

Three Months Ended June 30, 2022	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$686.8	$131.6	$818.4
Net premiums written	441.8	107.9	549.7

Net premiums earned	360.4	95.7	456.1
Net loss and LAE:
Current year (excluding catastrophe losses)	172.3	55.6	227.9
Current year catastrophe losses	16.6	0.3	16.9
Prior years	13.5	7.2	20.7
Total net loss and LAE	202.4	63.1	265.5
Commissions, brokerage and other underwriting expenses	76.3	37.5	113.8
Underwriting profit (loss)(1)	$81.7	$(4.9)	$76.8

Loss ratio(2):
Current year (excluding catastrophe losses)	47.9%	58.1%	50.0%
Current year catastrophe losses	4.6%	0.3%	3.7%
Prior years	3.7%	7.5%	4.5%
Total net loss and LAE	56.2%	65.9%	58.2%
Expense ratio(3)	21.2%	39.2%	24.9%
Combined ratio(4)	77.4%	105.1%	83.1%

Three Months Ended June 30, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$557.6	$123.4	$681.0
Net premiums written	363.7	105.4	469.1

Net premiums earned	296.3	94.9	391.2
Net loss and LAE:
Current year (excluding catastrophe losses)	151.9	56.3	208.2
Current year catastrophe losses	44.3	0.1	44.4
Prior years	(9.3)	0.2	(9.1)
Total net loss and LAE	186.9	56.6	243.5
Commissions, brokerage and other underwriting expenses	60.6	37.6	98.2
Underwriting profit(1)	$48.8	$0.7	$49.5

Loss ratio(2):
Current year (excluding catastrophe losses)	51.2%	59.3%	53.2%
Current year catastrophe losses	15.0%	0.1%	11.3%
Prior years	(3.1%)	0.2%	(2.3%)
Total net loss and LAE	63.1%	59.6%	62.2%
Expense ratio(3)	20.5%	39.7%	25.1%
Combined ratio(4)	83.6%	99.3%	87.3%

Six Months Ended June 30, 2022	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$1,204.3	$243.7	$1,448.0
Net premiums written	783.8	200.7	984.5

Net premiums earned	706.8	191.9	898.7
Net loss and LAE:
Current year (excluding catastrophe losses)	335.9	112.1	448.0
Current year catastrophe losses	18.7	0.3	19.0
Prior years	7.2	10.1	17.3
Total net loss and LAE	361.8	122.5	484.3
Commissions, brokerage and other underwriting expenses	148.5	74.2	222.7
Underwriting profit (loss)(1)	$196.5	$(4.8)	$191.7

Loss ratio(2):
Current year (excluding catastrophe losses)	47.6%	58.3%	49.9%
Current year catastrophe losses	2.6%	0.2%	2.1%
Prior years	1.0%	5.3%	1.9%
Total net loss and LAE	51.2%	63.8%	53.9%
Expense ratio(3)	21.0%	38.6%	24.8%
Combined ratio(4)	72.2%	102.4%	78.7%

Six Months Ended June 30, 2021	RSUI	CapSpecialty	Total
	($ in millions)
Gross premiums written	$978.4	$225.7	$1,204.1
Net premiums written	636.2	192.8	829.0

Net premiums earned	579.9	186.2	766.1
Net loss and LAE:
Current year (excluding catastrophe losses)	282.6	110.0	392.6
Current year catastrophe losses	124.5	1.2	125.7
Prior years	(12.0)	0.3	(11.7)
Total net loss and LAE	395.1	111.5	506.6
Commissions, brokerage and other underwriting expenses	124.7	73.6	198.3
Underwriting profit(1)	$60.1	$1.1	$61.2

Loss ratio(2):
Current year (excluding catastrophe losses)	48.7%	59.1%	51.2%
Current year catastrophe losses	21.5%	0.6%	16.4%
Prior years	(2.1%)	0.2%	(1.5%)
Total net loss and LAE	68.1%	59.9%	66.1%
Expense ratio(3)	21.5%	39.5%	25.9%
Combined ratio(4)	89.6%	99.4%	92.0%

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

Insurance Segment: Premiums. The following table presents premiums for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
RSUI
Premiums written:
Gross premiums written	$686.8	$557.6	23.2%	$1,204.3	$978.4	23.1%
Net premiums written	441.8	363.7	21.5%	783.8	636.2	23.2%
Net premiums earned	360.4	296.3	21.6%	706.8	579.9	21.9%
CapSpecialty
Premiums written:
Gross premiums written	$131.6	$123.4	6.6%	$243.7	$225.7	8.0%
Net premiums written	107.9	105.4	2.4%	200.7	192.8	4.1%
Net premiums earned	95.7	94.9	0.8%	191.9	186.2	3.1%
Total
Premiums written:
Gross premiums written	$818.4	$681.0	20.2%	$1,448.0	$1,204.1	20.3%
Net premiums written	549.7	469.1	17.2%	984.5	829.0	18.8%
Net premiums earned	456.1	391.2	16.6%	898.7	766.1	17.3%

RSUI. The increases in gross premiums written in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect growth in most lines of business due to increases in business opportunities, higher rates and improved general market conditions, particularly in the property and professional liability lines of business. The increase in gross premiums written in the second quarter of 2022 was partially offset by a decline in the directors’ and officers’ lines of business.

The increases in net premiums earned in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned related to the growth in the heavily reinsured property lines of business.

CapSpecialty. The increases in gross premiums written in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect growth in certain specialty casualty and professional liability lines of business and, to a lesser extent, growth in the surety lines of business, partially offset by a curtailment of certain unprofitable broker relationships and declines in property lines of business. Growth in certain specialty casualty and professional liability lines of business reflect increases in business opportunities and higher rates.

The increases in net premiums earned in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect increases in gross premiums written in recent quarters, partially offset by higher ceded premiums earned from higher reinsurance costs.

Insurance Segment: Net loss and LAE. The following table presents net loss and LAE for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
RSUI
Net loss and LAE:
Current year (excluding catastrophe losses)	$172.3	$151.9	13.4%	$335.9	$282.6	18.9%
Current year catastrophe losses	16.6	44.3	(62.5%)	18.7	124.5	(85.0%)
Prior years	13.5	(9.3)	(245.2%)	7.2	(12.0)	(160.0%)
Total net loss and LAE	$202.4	$186.9	8.3%	$361.8	$395.1	(8.4%)

Loss ratio:
Current year (excluding catastrophe losses)	47.9%	51.2%		47.6%	48.7%
Current year catastrophe losses	4.6%	15.0%		2.6%	21.5%
Prior years	3.7%	(3.1%)		1.0%	(2.1%)
Total net loss and LAE	56.2%	63.1%		51.2%	68.1%
CapSpecialty
Net loss and LAE:
Current year (excluding catastrophe losses)	$55.6	$56.3	(1.2%)	$112.1	$110.0	1.9%
Current year catastrophe losses	0.3	0.1	200.0%	0.3	1.2	(75.0%)
Prior years	7.2	0.2	3,500.0%	10.1	0.3	3,266.7%
Total net loss and LAE	$63.1	$56.6	11.5%	$122.5	$111.5	9.9%

Loss ratio:
Current year (excluding catastrophe losses)	58.1%	59.3%		58.3%	59.1%
Current year catastrophe losses	0.3%	0.1%		0.2%	0.6%
Prior years	7.5%	0.2%		5.3%	0.2%
Total net loss and LAE	65.9%	59.6%		63.8%	59.9%
Total
Net loss and LAE:
Current year (excluding catastrophe losses)	$227.9	$208.2	9.5%	$448.0	$392.6	14.1%
Current year catastrophe losses	16.9	44.4	(61.9%)	19.0	125.7	(84.9%)
Prior years	20.7	(9.1)	(327.5%)	17.3	(11.7)	(247.9%)
Total net loss and LAE	$265.5	$243.5	9.0%	$484.3	$506.6	(4.4%)

Loss ratio:
Current year (excluding catastrophe losses)	50.0%	53.2%		49.9%	51.2%
Current year catastrophe losses	3.7%	11.3%		2.1%	16.4%
Prior years	4.5%	(2.3%)		1.9%	(1.5%)
Total net loss and LAE	58.2%	62.2%		53.9%	66.1%

RSUI. The increase in net loss and LAE in the second quarter of 2022 from the second quarter of 2021 primarily reflects the impact of higher net premiums earned and unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in the second quarter of 2021, partially offset by lower catastrophe losses and, to a lesser extent, a lower overall current year loss ratio excluding catastrophe losses. The decrease in net loss and LAE in the first six months of 2022 from the first six months of 2021 primarily reflects lower catastrophe losses and, to a lesser extent, a lower overall current year loss ratio excluding catastrophe losses, partially offset by the impact of higher net premiums earned and unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in 2021.

Catastrophe losses in the second quarter and first six months of 2022 related to severe weather in the U.S. Catastrophe losses in the second quarter and first six months of 2021 primarily related to the Winter Storms, which were $31.1 million and $111.1 million, respectively. The remaining catastrophe losses relate to severe weather and flooding in the Midwestern U.S. in the spring of 2021.

Net loss and LAE in the second quarter and first six months of 2022 and 2021 include (favorable) unfavorable prior accident year loss reserve development as presented in the table below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	($ in millions)
Casualty	$10.7	(1)	$(2.6)	(2)	$8.9	(1)	$(3.7)	(2)
Property and other	2.8	(3)	(6.7)	(4)	(1.7)	(5)	(8.3)	(4)
Total	$13.5		$(9.3)		$7.2		$(12.0)

(1)
Primarily reflects unfavorable prior accident year loss reserve development in the professional liability lines of business in the 2016 accident year and the general liability lines of business in the 2021 accident year.
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
(3)
Primarily reflects unfavorable prior accident year loss reserve development in non-catastrophe property losses in recent accident years, partially offset by favorable prior accident year loss reserve development related to catastrophe losses in the 2021 accident year.
(4)
Primarily reflects favorable prior accident year loss reserve development related to losses not classified as catastrophes in recent accident years and, to a lesser extent, catastrophes in the 2017 and 2018 accident years, partially offset by unfavorable prior accident year loss reserve development related to catastrophes in the 2020 accident year.
(5)
Primarily reflects favorable prior accident year loss reserve development related to catastrophe losses in the 2021 accident year, partially offset by unfavorable prior accident year development in non-catastrophe property losses in recent accident years.

The unfavorable prior accident year loss reserve development in the second quarter and first six months of 2022 reflect unfavorable prior accident year loss development compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the second quarter and first six months of 2022 did not impact assumptions used in estimating RSUI’s loss and LAE liabilities for business earned in the second quarter and first six months of 2022.

CapSpecialty. The increases in net loss and LAE in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect higher unfavorable prior accident year loss reserve development and, to a lesser extent, the impact of higher net premiums earned.

Net loss and LAE in the second quarter and first six months of 2022 includes unfavorable prior accident year loss reserve development in several casualty liability lines of business in the 2014 through 2019 accident years. Net loss and LAE in the second quarter of 2021 includes modest unfavorable prior accident year loss reserve development in several casualty lines of business.

The unfavorable prior accident year loss reserve development in the second quarter and first six months of 2022 reflect unfavorable loss emergence compared with loss emergence patterns assumed in prior periods. The unfavorable prior accident year loss reserve development in the second quarter and first six months of 2022 did not impact assumptions used in estimating CapSpecialty’s loss and LAE liabilities for business earned in the second quarter and first six months of 2022.

Insurance Segment: Commissions, brokerage and other underwriting expenses. The following table presents commissions, brokerage and other underwriting expenses for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
RSUI
Commissions, brokerage and other underwriting expenses	$76.3	$60.6	25.9%	$148.5	$124.7	19.1%

Expense ratio	21.2%	20.5%		21.0%	21.5%

CapSpecialty
Commissions, brokerage and other underwriting expenses	$37.5	$37.6	(0.3%)	$74.2	$73.6	0.8%

Expense ratio	39.2%	39.7%		38.6%	39.5%

Total
Commissions, brokerage and other underwriting expenses	$113.8	$98.2	15.9%	$222.7	$198.3	12.3%

Expense ratio	24.9%	25.1%		24.8%	25.9%

RSUI. The increases in commissions, brokerage and other underwriting expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of higher net premiums earned, as discussed above.

CapSpecialty. Commissions, brokerage and other underwriting expenses in the second quarter of 2022 approximated those of the second quarter of 2021. The increases in commissions, brokerage and other underwriting expenses in the first six months of 2022 from the first six months of 2021 primarily reflect the impact of higher net premiums earned, as discussed above.

Insurance Segment: Underwriting profit. The following table presents our underwriting profit for the insurance segment:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
RSUI
Underwriting profit	$81.7	$48.8	67.4%	$196.5	$60.1	227.0%

Combined ratio	77.4%	83.6%		72.2%	89.6%

CapSpecialty
Underwriting (loss) profit	$(4.9)	$0.7	(800.0%)	$(4.8)	$1.1	(536.4%)

Combined ratio	105.1%	99.3%		102.4%	99.4%

Total
Underwriting profit	$76.8	$49.5	55.2%	$191.7	$61.2	213.2%

Combined ratio	83.1%	87.3%		78.7%	92.0%

RSUI. The increases in underwriting profit in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower catastrophe losses, the impact of higher net premiums earned and, to a lesser extent, lower overall current year loss ratios excluding catastrophe losses, partially offset by unfavorable prior accident year loss reserve development compared with favorable prior accident year loss reserve development in the second quarter and first six months of 2021, all as discussed above.

CapSpecialty. Underwriting losses in the second quarter and first six months of 2022 compared with underwriting profits in the corresponding 2021 periods primarily reflect higher unfavorable prior accident year loss reserve development, as discussed above.

Investment Results for the Reinsurance and Insurance Segments

The following table presents the investment results for our reinsurance and insurance segments:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
	($ in millions)
Net investment income	$117.8	$136.6	(13.8%)	$226.1	$259.7	(12.9%)
Change in the fair value of equity securities	(405.1)	169.5	(339.0%)	(559.2)	254.8	(319.5%)
Net realized capital gains	3.0	12.8	(76.6%)	(12.9)	23.3	(155.4%)
Change in allowance for credit losses on available for sale securities	(7.6)	0.2	(3,900.0%)	(8.2)	2.1	(490.5%)

Net investment income. The decreases in net investment income in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower dividend income and lower partnership income. The lower dividend income is due to a large second quarter 2021 special dividend from a mutual fund. The lower partnership income is due to lower returns in certain partnerships that invest in lower-quality debt securities.

Change in the fair value of equity securities. The changes in the fair value of equity securities in the second quarter and first six months of 2022 reflect the depreciation in the value of our equity securities portfolio, primarily from our holdings in the materials, industrials and information technology sectors. The changes in the fair value of equity securities in the second quarter and first six months of 2021 reflect appreciation in the value of our equity securities portfolio, primarily from our holdings in the materials and financial sectors and, for the second quarter, the technology sector.

Net realized capital gains. The decrease in net realized capital gains in the second quarter of 2022 from the corresponding 2021 period and net realized capital losses in the first six months of 2022 compared with the net realized capital gains in the corresponding 2021 period primarily reflect losses realized from sales of debt securities in 2022 compared with gains realized in 2021.

Change in allowance for credit losses on available for sale securities. The changes in allowance for credit losses on AFS in the second quarter and first six months of 2022 reflect $7.6 million and $8.2 million, respectively, of unrealized losses primarily on corporate bonds that experienced a significant decline in creditworthiness and for which we lacked the intent to hold the securities for a period of time sufficient to allow for an anticipated recovery. The changes in allowance for credit losses on AFS in the second quarter and first six months of 2021 primarily reflect reductions of credit losses on AFS securities from bond sales of $0.2 million and $2.1 million, respectively.

See Note 3 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on credit losses, credit quality and gross unrealized investment losses for debt securities as of and for the three and six months ended June 30, 2022.

Alleghany Capital Segment Results

The Alleghany Capital segment consists of: (i) industrial operations conducted through PCT, Kentucky Trailer, W&W|AFCO Steel, Wilbert and Piedmont beginning May 10, 2021; (ii) consumer & services operations conducted through IPS, Jazwares and Concord; and (iii) corporate operations at the Alleghany Capital level, which include hotel development projects.

The following table presents the results of the Alleghany Capital segment for the second quarter and first six months of 2022 and 2021:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Industrial	Consumer & services	Corp. & other	Total	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$508.6	$753.7	$—	$1,262.3	$407.2	$382.0	$—	$789.2
Net investment income	—	—	(0.1)	(0.1)	—	—	—	—
Net realized capital gains	1.1	7.0	—	8.1	0.1	0.1	—	0.2
Total revenues	$509.7	$760.7	$(0.1)	$1,270.3	$407.3	$382.1	$—	$789.4
Other operating expenses(1)	479.7	653.6	5.1	1,138.4	372.3	346.5	5.3	724.1
Amortization of intangible assets	5.8	8.8	—	14.6	4.4	7.2	—	11.6
Interest expense	2.6	2.8	(0.1)	5.3	2.0	1.6	0.1	3.7
Earnings (losses) before income taxes	$21.6	$95.5	$(5.1)	$112.0	$28.6	$26.8	$(5.4)	$50.0

Earnings (losses) before income taxes	$21.6	$95.5	$(5.1)	$112.0	$28.6	$26.8	$(5.4)	$50.0
Less: net realized capital gains	(1.1)	(7.0)	—	(8.1)	(0.1)	(0.1)	—	(0.2)
Add: amortization of intangible assets	5.8	8.8	—	14.6	4.4	7.2	—	11.6
Adjusted earnings (losses) before income taxes(2)	$26.3	$97.3	$(5.1)	$118.5	$32.9	$33.9	$(5.4)	$61.4

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Industrial	Consumer & services	Corp. & other	Total	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Product and service revenues(1)	$970.1	$1,413.5	$—	$2,383.6	$811.7	$736.7	$—	$1,548.4
Net investment income	—	—	—	—	—	—	—	—
Net realized capital gains	2.3	11.9	—	14.2	0.3	0.9	—	1.2
Total revenues	$972.4	$1,425.4	$—	$2,397.8	$812.0	$737.6	$—	$1,549.6
Other operating expenses(1)	901.0	1,237.2	13.5	2,151.7	744.5	679.1	9.8	1,433.4
Amortization of intangible assets	10.6	17.7	—	28.3	8.5	14.4	—	22.9
Interest expense	5.0	5.4	0.6	11.0	4.1	3.3	0.1	7.5
Earnings (losses) before income taxes	$55.8	$165.1	$(14.1)	$206.8	$54.9	$40.8	$(9.9)	$85.8

Earnings (losses) before income taxes	$55.8	$165.1	$(14.1)	$206.8	$54.9	$40.8	$(9.9)	$85.8
Less: net realized capital gains	(2.3)	(11.9)	—	(14.2)	(0.3)	(0.9)	—	(1.2)
Add: amortization of intangible assets	10.6	17.7	—	28.3	8.5	14.4	—	22.9
Adjusted earnings (losses) before income taxes(2)	$64.1	$170.9	$(14.1)	$220.9	$63.1	$54.3	$(9.9)	$107.5

(1)
For industrial and consumer & services operations: (i) product and service revenues consists of the sale of manufactured goods and services; and (ii) other operating expenses consist of the cost of goods and services sold and selling, general and administrative expenses. Other operating expenses also include finders’ fees, legal and accounting costs and other transaction-related expenses of $0.2 million and $1.0 million for the second quarter of 2022 and 2021, respectively, and $0.7 million and $1.9 million in the first six months of 2022 and 2021, respectively.
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

The changes in Alleghany Capital’s equity for the three and six months ended June 30, 2022 and 2021 are presented in the table below:

	Three Months Ended June 30,
	2022				2021
	Industrial	Consumer & services	Corp. & other	Total	Industrial	Consumer & services	Corp. & other	Total
	($ in millions)
Equity, beginning of period	$736.3	$582.1	$39.2	$1,357.6	$627.8	$473.1	$(23.1)	$1,077.8
Earnings (losses) before income taxes	21.6	95.5	(5.1)	112.0	28.6	26.8	(5.4)	50.0
Income taxes(1)	(1.1)	(1.2)	(17.3)	(19.6)	(1.0)	(1.1)	(7.9)	(10.0)
Accretion of redeemable noncontrolling interests(2)	—	(24.9)	—	(24.9)	—	(3.1)	—	(3.1)
Portion of net earnings attributable to noncontrolling interests(2)	(3.4)	(19.4)	—	(22.8)	(5.1)	(7.7)	—	(12.8)
Capital contributions (returns of capital) and other(3)	(37.2)	(89.0)	92.1	(34.1)	41.2	(12.4)	5.1	33.9
Equity, end of period	$716.2	$543.1	$108.9	$1,368.2	$691.5	$475.6	$(31.3)	$1,135.8

	Six Months Ended June 30,
	2022				2021
	Industrial	Consumer & services	Corp. & other(1)	Total(1)	Industrial	Consumer & services	Corp. & other(1)	Total(1)
	($ in millions)
Equity, beginning of period	$743.4	$571.1	$23.4	$1,337.9	$629.5	$482.7	$(3.1)	$1,109.1
Earnings (losses) before income taxes	55.8	165.1	(14.1)	206.8	54.9	40.8	(9.9)	85.8
Income taxes(1)	(2.8)	(3.7)	(28.3)	(34.8)	(2.9)	(2.0)	(12.3)	(17.2)
Accretion of redeemable noncontrolling interests(2)	—	(43.7)	—	(43.7)	—	(3.7)	—	(3.7)
Portion of net earnings attributable to noncontrolling interests(2)	(9.1)	(38.1)	—	(47.2)	(8.6)	(11.7)	—	(20.3)
Capital contributions (returns of capital) and other(3)	(71.1)	(107.6)	127.9	(50.8)	18.6	(30.5)	(6.0)	(17.9)
Equity, end of period	$716.2	$543.1	$108.9	$1,368.2	$691.5	$475.6	$(31.3)	$1,135.8

(1)
Federal income taxes for most Alleghany Capital subsidiaries are incurred at the Alleghany Capital corporate level. Estimated federal income tax (expense) benefit incurred at the Alleghany Capital corporate level attributable to industrial and consumer & services operations for the three months ended June 30, 2022 was ($4.1) million and ($20.0) million, respectively, and for the three months ended June 30, 2021 was ($6.0) million and ($5.6) million, respectively, and for the six months ended June 30, 2022 was ($11.2) million and ($34.7) million, respectively, and for the six months ended June 30, 2021 was ($11.4) million and ($8.6) million, respectively.
(2)
As of June 30, 2022, the noncontrolling interests outstanding were approximately as follows: Kentucky Trailer - 20 percent; W&W|AFCO Steel - 20 percent; IPS - 18 percent; Jazwares - 24 percent; and Concord - 15 percent. See Note 1(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, "Financial Statements" of this Form 10-Q for additional information on accretion of redeemable noncontrolling interests.
(3)
For the three months ended June 30, 2022 and 2021, $17.7 million and $1.0 million, respectively, and for the six months ended June 30, 2022 and 2021, $34.2 million and $1.0 million, respectively, of accretion related to redemption values based on fair market valuation reduced the contributed capital of industrial operations. See Note 1(a) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, "Financial Statements" of this Form 10-Q for additional information on accretion of redeemable noncontrolling interests.

Product and service revenues. The increases in product and service revenues in the second quarter and first six months of 2022 from the corresponding 2021 periods reflect higher revenue from consumer & services operations and, to a lesser extent, industrial operations.

The increases in consumer & services product and service revenues primarily reflect higher sales at Jazwares due to strong customer demand across its product portfolio of owned brands and licenses, and higher revenue at IPS due to its October 14, 2021 acquisition of Anchorbuoy Limited, with its subsidiaries, referred to as “Linesight,” and the realization of a much higher backlog and higher employee utilization at IPS. The increases in consumer & services revenue also reflects higher hotel management fees at Concord.

The increases in industrial product and service revenues primarily reflect the impact of Piedmont’s acquisition of Wilbert, Inc., doing business as Wilbert Plastic Services, or "WPS," on May 10, 2021 and, to a lesser extent, growth at Kentucky Trailer. The increase in industrial product and service revenue also reflects higher revenues at W&W|AFCO Steel.

Net realized capital gains. Net realized capital gains in the second quarter and first six months of 2022 and 2021 primarily reflect certain foreign currency exchange rate impacts.

Other operating expenses. The increases in other operating expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect an increase in costs related to higher revenues in consumer & services and industrial operations, as discussed above. In addition, the increase in other operating expenses in the first six months of 2022 reflected an increase in long-term incentive compensation accruals in Alleghany Capital’s corporate operations.

Amortization of intangible assets. The increases in amortization expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the amortization of intangibles related to IPS’s October 14, 2021 acquisition of Linesight and the May 10, 2021 Piedmont acquisition of WPS.

Interest expense. The increases in interest expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the impact of debt used in Piedmont’s May 10, 2021 acquisition of WPS and IPS’s October 14, 2021 acquisition of Linesight and the impact of an increase in interest rates on floating-rate debt.

Earnings before income taxes. The increases in earnings before income taxes in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect higher consumer & services earnings before income taxes and, to a lesser extent, higher net realized capital gains. The increase in earnings before income taxes for the second quarter of 2022 was partially offset by a decline in industrial earnings before income taxes, and the increase in earnings before income taxes for the first six months of 2022 was partially offset by higher long-term incentive accruals in Alleghany Capital's corporate operations.

The increases in consumer & services earnings before income taxes in the second quarter and first six months of 2022 primarily reflect an increase in sales and margins at Jazwares, and to a lesser extent, an increase in revenue and margins at IPS, all as discussed above.

Corporate Activities Results

The primary components of corporate activities are Alleghany Properties and activities at the Alleghany parent company. The following table presents the results for corporate activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions)
Net premiums earned	$—	$—	$—	$—
Net investment income	(12.2)	(9.7)	(7.2)	20.7
Change in the fair value of equity securities	(95.1)	34.4	(79.8)	61.8
Net realized capital gains	—	(0.1)	(0.1)	1.4
Change in allowance for credit losses on available for sale securities	—	—	—	0.1
Product and service revenues	4.0	0.1	23.8	0.2
Total revenues	(103.3)	24.7	(63.3)	84.2

Net loss and loss adjustment expenses	—	—	—	—
Commissions, brokerage and other underwriting expenses	—	—	—	—
Other operating expenses	0.6	0.3	2.5	0.6
Corporate administration	17.3	19.8	28.0	29.9
Amortization of intangible assets	—	—	—	—
Interest expense	16.5	13.6	36.2	26.9
(Losses) earnings before income taxes	$(137.7)	$(9.0)	$(130.0)	$26.8

Net investment income. The lower net investment income in the second quarter of 2022 from the second quarter of 2021 primarily reflects higher depreciation in a certain partnership that has exposure to cryptocurrencies. The negative net investment income in the first six months of 2022 compared with net investment income in the first six months of 2021 reflects significant depreciation and appreciation, respectively, in a certain partnership that has exposure to cryptocurrencies.

Change in the fair value of equity securities. The changes in the fair value of equity securities in the second quarter and first six months of 2022 reflect depreciation in the value of our equity securities at the Alleghany parent company-level, primarily from our holdings in the materials and industrials sectors. The changes in the fair value of equity securities in the second quarter and first six months of 2021 reflect appreciation in the value of equity securities at the Alleghany parent company-level, primarily from our holdings in the materials sector.

Net realized capital gains. Net realized capital gains in the first six months of 2021 reflect the sale of debt securities.

Product and service revenues. The increases in product and service revenues in the second quarter and first six months of 2022 from the corresponding 2021 periods reflect significant property sales at Alleghany Properties.

Other operating expenses. The increases in other operating expenses in the second quarter and first six months of 2022 from the corresponding 2021 periods reflect an increase in costs related to significant property sales at Alleghany Properties.

Corporate administration. The decreases in corporate administration expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect lower Alleghany parent company long-term performance-based incentive compensation accruals partially offset by approximately $12 million of merger-related costs to date, primarily related to legal fees.

Interest expense. The increases in interest expense in the second quarter and first six months of 2022 from the corresponding 2021 periods primarily reflect the issuance of certain Alleghany senior notes on August 13, 2021. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information.

(Losses) earnings before income taxes. The increase in losses before income taxes in the second quarter of 2022 from the second quarter of 2021 and the losses before income taxes in the first six months of 2022 compared with earnings before income taxes in the first six months of 2021 primarily reflect significant depreciation in the value of equity securities at the Alleghany parent company-level compared with appreciation in the second quarter and first six months of 2021, all as discussed above.

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

	As of June 30, 2022			As of December 31, 2021
	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves	Gross Loss and LAE Reserves	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserves
	($ in millions)
Reinsurance Segment
Property	$2,257.9	$(531.9)	$1,726.0	$2,599.4	$(641.1)	$1,958.3
Casualty & specialty(1)	8,315.4	(470.9)	7,844.5	8,148.8	(406.0)	7,742.8
	10,573.3	(1,002.8)	9,570.5	10,748.2	(1,047.1)	9,701.1
Insurance Segment
Property	515.6	(177.4)	338.2	574.6	(201.4)	373.2
Casualty(2)	3,210.7	(853.1)	2,357.6	2,924.3	(766.2)	2,158.1
Workers' Compensation	1.6	—	1.6	1.8	—	1.8
All other(3)	177.1	(90.1)	87.0	185.3	(88.0)	97.3
	3,905.0	(1,120.6)	2,784.4	3,686.0	(1,055.6)	2,630.4
Eliminations	(84.6)	84.6	—	(76.6)	76.6	—
Total	$14,393.7	$(2,038.8)	$12,354.9	$14,357.6	$(2,026.1)	$12,331.5

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

Changes in Gross and Net Loss and LAE Reserves between June 30, 2022 and December 31, 2021. Gross and net loss and LAE reserves as of June 30, 2022 approximated gross and net loss and LAE reserves as of December 31, 2021, primarily reflecting catastrophe and non-catastrophe losses incurred in the first six months of 2022, offset by payments on catastrophe losses incurred in prior years, and net favorable prior accident year loss reserve development, all as discussed above.

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

As of June 30, 2022, our reinsurance and insurance subsidiaries had total reinsurance recoverables of $2,161.4 million, consisting of $2,038.8 million of ceded outstanding loss and LAE and $128.5 million of recoverables on paid losses, less $5.9 million of an allowance for credit losses. See Note 4 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on: (i) the reinsurance purchased by our reinsurance and insurance subsidiaries; (ii) the allowance for credit losses; (iii) the concentration of our reinsurance recoverables; and (iv) the ratings profile of our reinsurers.

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

Financial Condition

Alleghany Parent Company-Level

General. In general, we follow a policy of maintaining a relatively liquid financial position at our unrestricted holding companies. This policy has permitted us to expand our operations through internal growth at our subsidiaries and through acquisitions of, or substantial investments in, operating companies. As of June 30, 2022, we held total marketable securities and cash of $1,288.7 million, compared with $1,687.2 million as of December 31, 2021. The decrease in marketable securities and cash in the first six months of 2022 primarily reflects the maturity of certain senior notes that were due on June 27, 2022, as discussed below, the depreciation in the value of holding company-level equity securities portfolio, as discussed above and repurchases of shares of our Common Stock, as discussed below, partially offset by the receipt of dividends by TransRe and RSUI.

The $1,288.7 million is composed of $748.9 million at the Alleghany parent company, $467.3 million at AIHL and $72.5 million at the TransRe holding company. We also hold certain non-marketable investments at our unrestricted holding companies. We believe that we have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of our business, and we had no material commitments for capital expenditures as of June 30, 2022.

Stockholders’ equity attributable to Alleghany stockholders was approximately $7.9 billion as of June 30, 2022, compared with approximately $9.2 billion as of December 31, 2021. The decrease in stockholders’ equity in the first six months of 2022 primarily reflects depreciation in the value of our debt securities portfolio and, to a lesser extent, net losses and repurchases of our Common Stock, all as discussed below. As of June 30, 2022, we had 13,455,454 shares of our Common Stock outstanding, compared with 13,598,535 shares of our Common Stock outstanding as of December 31, 2021.

Debt. On June 26, 2012, we completed a public offering of $400.0 million aggregate principal amount of its 4.95% senior notes due June 27, 2022, or the “2022 Senior Notes.” The 2022 Senior Notes were unsecured and unsubordinated general obligations of Alleghany. Interest on the 2022 Senior Notes was payable semi-annually on June 27 and December 27 of each year. The 2022 Senior Notes were issued at approximately 99.9 percent of par, resulting in proceeds after underwriting discount, commissions and other expenses of $396.0 million and an effective yield of approximately 5.05 percent.

On June 27, 2022, we repaid at maturity all of our outstanding 2022 Senior Notes for the aggregate principal amount of $400.0 million.

On August 13, 2021, we completed a public offering of $500.0 million aggregate principal amount of our 3.250% senior notes due on August 15, 2051. On May 18, 2020, we completed a public offering of $500.0 million aggregate principal of our 3.625% senior notes due on May 15, 2030. On September 9, 2014, we completed a public offering of $300.0 million aggregate principal amount of our 4.90% senior notes due on September 15, 2044. See Note 8(a) to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on our senior notes.

Credit Agreement. On July 31, 2017, we entered into a five-year credit agreement, or the “Credit Agreement,” with certain lenders party thereto, which provides for an unsecured revolving credit facility in an aggregate principal amount of up to $300.0 million. See Note 7 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2021 Form 10-K for additional information on our Credit Agreement. On June 22, 2022, we entered into an amendment and one-year extension of the Credit Agreement, and the credit facility is now scheduled to expire on July 31, 2023, unless earlier terminated. The amendment also amends the Credit Agreement, among other things, to change the benchmark rate from the London Interbank Offered Rate, commonly referred to as LIBOR, to the secured overnight financing rate as administered by the Federal Reserve Bank of New York, commonly referred to as SOFR. All other material terms and conditions of the Credit Agreement remain in full force and effect. Borrowings under the Credit Agreement will be available for working capital and general corporate purposes. The Credit Agreement contains representations, warranties and covenants customary for bank loan facilities of this nature.

There were no borrowings under the Credit Agreement as of June 30, 2022.

Common Stock Repurchases. In September 2019, our Board of Directors authorized, upon completion of a previously announced program, the repurchase of additional shares of our Common Stock at such times and at prices as management determines to be advisable, up to an aggregate of $500.0 million. Upon the public announcement of the Merger Agreement, repurchases of shares of Common Stock ceased. As of June 30, 2022, we had $45.9 million remaining in the aggregate under our share repurchase authorizations.

The following table presents the shares of our Common Stock that we repurchased in the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased	—	52,716	144,864	155,741
Cost of shares repurchased (in millions)	$—	$35.9	$96.0	$99.1
Average price per share repurchased	$—	$681.49	$662.60	$636.42

Investments in Certain Other Invested Assets. In December 2012, TransRe obtained an ownership interest in Pillar Capital Holdings, Limited, or “Pillar Holdings,” a Bermuda-based insurance asset manager focused on collateralized reinsurance and catastrophe insurance-linked securities. Additionally, TransRe and, to a lesser extent, AIHL invested in limited partnership funds managed by Pillar Holdings, or the “Funds.” We have concluded that both Pillar Holdings and the Funds, or collectively, the “Pillar Investments,” represent variable interest entities and that we are not the primary beneficiary, as we do not have the ability to direct the activities that most significantly impact each entity’s economic performance. Therefore, the Pillar Investments are not consolidated and are accounted for under the equity method of accounting. See Note 3(h) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the Pillar Investments as of June 30, 2022.

See Note 9(d) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for further information regarding certain variable interest entities.

Investments in Commercial Mortgage Loans. As of June 30, 2022 and December 31, 2021, the carrying value of our commercial mortgage loan portfolio was $451.4 million and $475.9 million, respectively, representing the unpaid principal balance on the loans, less allowance for credit losses. See Note 3(i) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional detail on the ratings of our commercial mortgage portfolio as of June 30, 2022.

Subsidiaries

Financial strength is also a high priority of our subsidiaries, whose assets stand behind their financial commitments to their customers and vendors. We believe that our subsidiaries have and will have adequate internally generated funds, cash resources and unused credit facilities to provide for the currently foreseeable needs of their businesses. Our subsidiaries had no material commitments for capital expenditures as of June 30, 2022.

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

Included in Alleghany Capital is debt associated with its operating subsidiaries, which totaled $672.6 million as of June 30, 2022, which is generally used to support working capital needs and to help finance acquisitions. The $672.6 million included:

•
$221.0 million of borrowings by Jazwares under its available credit facilities to support its seasonal peak working capital requirements and borrowings incurred and assumed from its recent acquisitions;
•
$171.6 million of borrowings by IPS under its available credit facility and term loans, including U.S. dollar-equivalent Euro based borrowings incurred from its acquisition of Linesight in 2021;
•
$92.9 million of borrowings by W&W|AFCO Steel under its available credit facilities;
•
$78.7 million of borrowings by Wilbert under its available credit facility and term loans;
•
$53.8 million of term loans at Kentucky Trailer primarily related to borrowings to finance small acquisitions, including its recent acquisitions and borrowings under its available credit facilities;
•
$30.9 million at Piedmont primarily related to borrowings to finance the acquisition of WPS in May 2021; and
•
$23.7 million of term loans at PCT primarily related to borrowings to finance recent acquisitions.

None of these liabilities are guaranteed by Alleghany or Alleghany Capital. In December 2019, third-party, floating-rate term loans at Concord were repaid and replaced with approximately $33 million of intercompany floating-rate debt funded by the Alleghany parent company. The intercompany debt and related interest expenses are eliminated at the Alleghany consolidated level.

Hotel Development Commitments. Commencing in 2020, Alleghany Capital invested in certain hotel development projects. As of June 30, 2022, Alleghany Capital invested $5.3 million in certain hotel development projects. The projects are conducted through certain limited liability entities, which are variable interest entities, to which we are not the primary beneficiary. As of June 30, 2022, we guaranteed up to $5.3 million of debt of these entities to certain third-party lenders for which we receive a fee.

Consolidated Investment Holdings

Investment Strategy and Holdings. Our investment strategy seeks to avoid permanent loss of capital and maintain appropriate levels of liquidity while maximizing long-term risk-adjusted, after-tax returns. Our investment decisions are guided mainly by the nature and timing of expected liability payouts, management’s forecast of cash flows and the possibility of unexpected cash demands, such as, to satisfy claims due to catastrophe losses. Our consolidated investment portfolio consists mainly of highly rated and liquid debt and equity securities listed on national securities exchanges. The overall credit quality of the debt securities portfolio is measured using the lowest rating of three large, reputable rating agencies. In this regard, the overall weighted-average credit quality rating of our debt securities portfolio as of June 30, 2022 and December 31, 2021 was AA-. Although a portion of Alleghany’s debt securities, which consist predominantly of municipal bonds, is insured by third-party financial guaranty insurance companies, the impact of such insurance was not significant to the debt securities credit quality rating as of June 30, 2022. See Note 3(f) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on the ratings of our debt securities portfolio as of June 30, 2022.

Our debt securities portfolio has been designed to enable management to react to investment opportunities created by changing interest rates, prepayments, tax and credit considerations or other factors, or to circumstances that could result in a mismatch between the desired duration of debt securities and the duration of liabilities and, as such, is classified as available for sale.

Effective duration measures a portfolio’s fair value sensitivity to changes in interest rates. Shorter lengths of time to maturity are generally associated with shorter duration and less sensitivity to changes in market yields. As such, duration generally falls as time passes, all else being equal. Furthermore, a portfolio’s duration can also be impacted by adjustments made to the composition of the portfolio as well as changes in the level of market yields. As yields rise (fall), duration generally decreases (increases). As of June 30, 2022 and December 31, 2021, our debt securities portfolio had an effective duration of approximately 4.5 years and 4.5 years, respectively. We may increase our effective duration by increasing the proportion of our debt securities portfolio held in securities with longer-dated maturities (for example, maturities of more than five years) should the yields of these securities provide, in our judgment, sufficient compensation for their increased risk. We do not believe that this strategy would reduce our ability to meet ongoing claim payments or to respond to significant catastrophe losses. See Note 3(b) to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for detail on the contractual maturities of our consolidated debt securities portfolio.

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

On a consolidated basis, as of June 30, 2022, our invested assets decreased to approximately $20.1 billion from approximately $21.9 billion as of December 31, 2021, primarily reflecting depreciation in the value of our debt securities portfolio, depreciation in the value of our equity securities portfolio, repayment of the 2022 Senior Notes and, to a lesser extent, repurchases of shares of our Common Stock, all as discussed above, partially offset by cash flows from operating activities. The depreciation in the value of our debt securities portfolio reflects an increase in risk-free interest rates in the first six months of 2022.

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

The following table presents the carrying values and estimated fair values of our consolidated financial instruments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	($ in millions)
Assets
Investments (excluding equity method investments and loans)(1)	$19,145.1	$19,145.1	$20,887.7	$20,887.7

Liabilities
Senior notes and other debt(2)	$2,339.6	$2,267.8	$2,847.2	$3,157.9

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

See Note 2 to Notes to Unaudited Consolidated Financial Statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q for additional information on our financial instruments measured at fair value and the level of the fair value hierarchy of inputs used as of June 30, 2022 and December 31, 2021.

Municipal Bonds. The following table provides the fair value of our municipal bonds as of June 30, 2022, categorized by state and revenue source. Special revenue bonds are debt securities for which the payment of principal and interest is available solely from the cash flows of the related projects. As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than general obligation bonds.

	Special Revenue
State	Education	Hospital	Housing	Lease Revenue	Special Tax	Transit	Utilities	All Other Sources	Total Special Revenue	Total General Obligation	Total Fair Value
	($ in millions)
New York	$5.9	$—	$2.8	$3.6	$107.8	$69.0	$69.9	$6.3	$265.3	$14.7	$280.0
Texas	12.0	3.2	0.1	3.4	9.2	49.9	80.3	6.3	164.4	73.2	237.6
California	11.2	23.2	2.1	5.5	2.0	11.3	54.4	16.2	125.9	94.9	220.8
Pennsylvania	9.7	0.8	12.0	—	—	39.1	6.7	28.6	96.9	48.0	144.9
Massachusetts	16.7	5.2	9.8	—	38.2	2.0	18.7	0.3	90.9	47.3	138.2
Florida	—	0.3	1.7	—	17.1	41.1	15.1	7.4	82.7	39.8	122.5
Ohio	34.5	1.0	1.9	1.1	2.0	7.6	25.6	7.8	81.5	23.5	105.0
Washington	—	0.3	0.9	—	—	6.1	29.7	2.1	39.1	48.8	87.9
Michigan	11.7	6.3	1.0	12.3	10.4	—	2.4	3.8	47.9	19.4	67.3
Colorado	11.6	—	—	9.9	—	2.5	6.5	—	30.5	27.4	57.9
All other states	76.1	59.4	38.6	15.7	71.3	79.3	155.9	123.3	619.6	226.1	845.7
Total	$189.4	$99.7	$70.9	$51.5	$258.0	$307.9	$465.2	$202.1	$1,644.7	$663.1	2,307.8
Total advanced refunded / escrowed maturity funds											319.0
Total municipal bonds											$2,626.8

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

Interest Rate Risk

The primary market risk for our debt securities is interest rate risk at the time of refinancing. We monitor the interest rate environment to evaluate reinvestment and refinancing opportunities. We generally do not use derivatives to manage market and interest rate risks. The table below presents a sensitivity analysis as of June 30, 2022 of our (i) consolidated debt securities and (ii) senior notes and other debt, which are sensitive to changes in interest rates. Sensitivity analysis is defined as the measurement of potential change in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates over a selected time period. In the sensitivity analysis model below, we use a +/- 300 basis point range of change in interest rates to measure the hypothetical change in fair value of the financial instruments included in the analysis. The change in fair value is determined by calculating hypothetical June 30, 2022 ending prices based on yields adjusted to reflect a +/- 300 basis point range of change in interest rates, comparing these hypothetical ending prices to actual ending prices, and multiplying the difference by the par outstanding. The selected hypothetical changes in interest rates do not reflect what could be the potential best or worst case scenarios.

	-300	-200	-100	0	100	200	300
	($ in millions)
Assets:
Debt securities, fair value	$16,747.9	$16,031.5	$15,326.7	$14,651.3	$14,015.4	$13,422.1	$12,875.6
Estimated change in fair value	2,096.6	1,380.2	675.4	—	(635.9)	(1,229.2)	(1,775.7)

Liabilities:
Senior notes and other debt, fair value	$2,945.7	$2,689.1	$2,460.6	$2,267.8	$2,104.6	$1,965.9	$1,847.3
Estimated change in fair value	677.9	421.3	192.8	—	(163.2)	(301.9)	(420.5)

Equity Risk

Our equity securities are subject to fluctuations in market value. The table below presents our equity market price risk and reflects the effect of a hypothetical increase or decrease in market prices as of June 30, 2022 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical price changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2022
($ in millions)
Fair Value	Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$2,869.4	20% Increase	$3,443.3	5.7%
	20% Decrease	2,295.6	(5.7%)

In addition to debt and equity securities, we invest in several partnerships which are subject to fluctuations in market value. Our partnership investments are included in other invested assets and are accounted for at fair value or using the equity method, and had a carrying value of $379.7 million as of June 30, 2022.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the potential change in value arising from changes in foreign currency exchange rates. Our reinsurance operations located in foreign countries maintain some or all of their capital in their local currency and conduct business in their local currency, as well as the currencies of the other countries in which they operate. To mitigate this risk, we maintain investments denominated in certain foreign currencies in which the claims payments will be made. As of June 30, 2022, the largest foreign currency net liability exposure for these foreign operations were the British Pound, Brazilian Real and Japanese Yen and the largest foreign currency net asset exposures for these foreign operations were the Canadian Dollar and Australian Dollar. The table below presents our foreign currency exchange rate risk and shows the effect of a hypothetical increase or decrease in foreign currency exchange rates against the U.S. Dollar as of June 30, 2022 on the estimated net carrying value of our foreign currency denominated assets, net of our foreign currency denominated liabilities. The selected hypothetical changes do not reflect what could be the potential best or worst case scenarios.

As of June 30, 2022
($ in millions)
Estimated Fair Value		Hypothetical Price Change	Estimated Fair Value After Hypothetical Change in Price	Hypothetical Percentage Increase (Decrease) in Stockholders' Equity
$(298.5)	(1)	20% Increase	($358.2)	(0.6%)
		20% Decrease	(238.8)	0.6%

(1)
Denotes a net liability position as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of the 2021 Form 10-K or Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 except as set forth below in connection with the execution of the Merger Agreement with Berkshire and Merger Sub (which updates pertain to satisfaction of certain conditions of the Merger Agreement). The risk factors set forth below supplement, and should be read together with, Part I, Item 1A, “Risk Factors” of the 2021 Form 10-K for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses.

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

The Merger remains subject to the satisfaction or waiver of certain stated conditions, including (i) the receipt of authorizations required to be obtained from applicable foreign antitrust regulators or the expiration or termination of applicable waiting periods under applicable foreign antitrust laws, (ii) the receipt of authorizations required to be obtained from applicable insurance regulators and (iii) other customary closing conditions. Alleghany stockholders approved and adopted the Merger Agreement and Merger on June 9, 2022 and the waiting period under HSR expired in early May 2022. A number of the remaining conditions are beyond our control. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. If the Merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected.

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

The efforts and costs to satisfy the closing conditions of the Merger may place a significant burden on management and internal resources, and the Merger and related transactions, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations. Any significant diversion of management’s attention away from ongoing business and difficulties encountered in the Merger process could negatively affect our business, results of operations and financial condition.

In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the satisfaction of the various conditions to closing of the Merger, including seeking approval from applicable regulatory agencies. If there is any delay in the consummation of the Merger, these costs could increase significantly and many of these fees and costs are payable regardless of whether or not the Merger is consummated.

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

Item 6. Exhibits.

Exhibit Number	Description

10.1

First Amendment to Credit Agreement, dated as of June 22, 2022, among the Company, the lenders which are signatories thereto and U.S. Bank National Association, as administrative agent for the lenders, filed as Exhibit 10.1 to

Alleghany’s Current Report on Form 8-K filed on June 27, 2022, is incorporated herein by reference.

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

101

Interactive Data Files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGHANY CORPORATION
(Registrant)

Date: August 4, 2022	By:	/s/ Kerry J. Jacobs
Kerry J. Jacobs
Executive Vice President and Chief Financial Officer
(principal financial officer)